Form 10-Q
period 1998-09-30
DIGITAL RIVER INC /DE
filed 1998-11-12
CIK 1062530

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                  ---------------

                                     FORM 10-Q



   / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                         OR


   /   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


                   FOR THE TRANSITION PERIOD FROM _____ TO _____

                          Commission file number 000-24643


                                DIGITAL RIVER, INC.
               (Exact name of registrant as specified in its charter)


                DELAWARE                                41-1901640
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)               Identification Number)


                          9625 WEST 76TH STREET, SUITE 150
                           EDEN PRAIRIE, MINNESOTA 55344

                   (Address of principal executive offices)

                                  ---------------

                                (612) 253-1234
            (Registrant's telephone number, including area code)

                                  ---------------

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/



        Common Stock, $0.01 par value                16,734,047 shares
        -----------------------------       -----------------------------------
               (Class)                       Outstanding as of October 26, 1998



-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                DIGITAL RIVER, INC.

                                     Form 10-Q

                                       Index



PART I.   FINANCIAL INFORMATION                                                  PAGE
                                                                                 ----

Item 1.   Financial Statements


          Condensed Consolidated Balance Sheets
          at September 30, 1998 and December 31, 1997 . . . . . . . . . . .        3

          Condensed Consolidated Statements of Operations
          for the three months and nine months ended September 30, 1998
          and 1997. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4

          Condensed Consolidated Statements of Cash Flows
          for the nine months ended September 30, 1998 and 1997 . . . . . .        5

          Notes to Condensed Consolidated Financial Statements. . . . . . .        6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations . . . . . . . . . . . . . . . . . . . . . .        8

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds . . . . . . . . . . . .        14

Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . .        14

Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . . . . .        14

Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . .        15

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        16

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        17


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                DIGITAL RIVER, INC.

                       CONDENSED CONSOLIDATED BALANCE SHEETS

                         (In Thousands, Except Share Data)




                                                      September 30, December 31,
                                                          1998          1997
                                                      ------------- ------------
                                                        (unaudited)


                               ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                              $19,411        $2,126
  Short-term investments                                   8,840             -
  Accounts receivable, net                                 1,008            94
  Prepaid expenses and other                                 464           100
                                                      -----------     ---------

      Total current assets                                29,723         2,320

PROPERTY AND EQUIPMENT, NET                                3,134           903

OTHER ASSETS                                                 104           182
                                                      -----------     ---------
                                                         $32,961        $3,405
                                                      -----------     ---------
                                                      -----------     ---------

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable                                       $ 2,655        $  720
  Accrued payroll                                            622           197
  Other current liabilities                                  339           159
                                                      -----------     ---------

      Total current liabilities                            3,616         1,076
                                                      -----------     ---------
STOCKHOLDERS' EQUITY:

  Preferred Stock, $.01 par value; 5,000,000
    shares authorized; no shares issued and
    outstanding                                                -             -
  Common Stock, $.01 par value; 45,000,000
    shares authorized; 16,734,047 and 9,241,881
    shares issued and outstanding                            167            92
  Additional paid-in capital                              44,415         6,562
  Deferred compensation                                   (1,620)            -
  Accumulated deficit                                    (13,617)       (4,325)
                                                      -----------     ---------

       Total stockholders' equity                         29,345         2,329
                                                      -----------     ---------
                                                         $32,961        $3,405
                                                      -----------     ---------
                                                      -----------     ---------

     See accompanying notes to condensed consolidated financial statements.

                                DIGITAL RIVER, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                  (In Thousands, Except Per Share Data; Unaudited)


                                                           Three Months Ended        Nine Months Ended
                                                             September 30,               September 30,
                                                        -------------------------    ---------------------
                                                           1998           1997         1998          1997
                                                        -----------   -----------    ---------   ----------

SALES                                                   $  5,758        $  683       $11,504      $  1,144

COST OF SALES                                              4,819           561         9,610           940
                                                        -----------   -----------    ---------   ----------
      Gross profit                                           939           122         1,894           204
                                                        -----------   -----------    ---------   ----------
OPERATING EXPENSES:
  Sales and marketing                                      3,105           246         6,538           875
  Product development and operations                       1,292           530         2,903           945
  General and administrative                                 751           294         2,164           527
                                                        -----------   -----------    ---------   ----------
      Total operating expenses                             5,148         1,070        11,605         2,347
                                                        -----------   -----------    ---------   ----------

LOSS FROM OPERATIONS                                      (4,209)         (948)       (9,711)       (2,143)

INTEREST INCOME, NET                                         269            26           419            45
                                                        -----------   -----------    ---------   ----------
      Net loss                                           $(3,940)      $  (922)      $(9,292)      $(2,098)
                                                        -----------   -----------    ---------   ----------
                                                        -----------   -----------    ---------   ----------
Basic and diluted net loss per share                     $  (.26)      $  (.11)      $  (.74)      $  (.30)
                                                        -----------   -----------    ---------   ----------
                                                        -----------   -----------    ---------   ----------
Basic and diluted weighted average common shares
  outstanding                                             14,894         8,418        12,484         7,098
                                                        -----------   -----------    ---------   ----------
                                                        -----------   -----------    ---------   ----------


     See accompanying notes to condensed consolidated financial statements.

                                DIGITAL RIVER, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (In Thousands; Unaudited)


                                                         Nine Months Ended
                                                            September 30,
                                                        ---------------------
                                                          1998         1997
                                                        ----------   --------

OPERATING ACTIVITIES:
  Net loss                                               $(9,292)      $(2,098)
  Adjustments to reconcile net loss to net cash
   used in operating activities-
      Depreciation and amortization                          439           112
      Deferred compensation expense                          959             -
      Changes in assets and liabilities:
         Accounts receivable and prepaid expense          (1,278)         (128)
         Accounts payable                                  1,935           380
         Other current liabilities                           605           128
                                                        ----------    ----------
           Net cash used in operating activities          (6,632)       (1,635)
                                                        ----------    ----------

INVESTING ACTIVITIES:
  Purchases of short-term investments                    (10,840)            -
  Proceeds from sales of investments                       2,000             -
  Purchases of equipment                                  (2,548)         (783)
  Patent acquisition costs                                   (44)          (60)
                                                        ----------    ----------
           Net cash used in investing activities         (11,432)         (843)
                                                        ----------    ----------

FINANCING ACTIVITIES:
  Sales of Preferred and Common Stock                     35,393         3,300
  Proceeds from convertible debentures                         -           147
  Payment of debt issuance costs and other                   (44)            -
                                                        ----------    ----------
           Net cash provided by financing
            activities                                     35,349         3,447
                                                        ----------    ----------
           Net increase in cash and cash
            equivalents                                   17,285           969

CASH AND CASH EQUIVALENTS, beginning of period             2,126           800
                                                        ----------    ----------
CASH AND CASH EQUIVALENTS, end of period                 $19,411      $  1,769
                                                        ----------    ----------
                                                        ----------    ----------

    See accompanying notes to condensed consolidated financial statements.

                                DIGITAL RIVER, INC.

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION:

   The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's consolidated financial position, results of operations and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Registration Statement on Form S-1, File No. 333-56787, declared effective on August 11, 1998. The results of operations for the period ended September 30, 1998 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1998. The December 31, 1997 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.   PRINCIPLES OF CONSOLIDATION:

   The condensed consolidated financial statements include the accounts of Digital River, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

3.   NET LOSS PER SHARE:

   Net loss per share is computed in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("FAS 128"). FAS 128 requires the Company to report both basic loss per share, which is based on the weighted-average number of common shares outstanding excluding contingently issuable or returnable shares such as shares of unvested restricted Common Stock, and diluted loss per share, which is based on the weighted-average number of common shares outstanding and dilutive potential common shares outstanding. As a result of the losses incurred by the Company for the three months and nine months ended September 30, 1998 and 1997, respectively, all potential common shares were anti-dilutive and were excluded from the diluted net loss per share calculations.

   The following table summarizes securities outstanding as of each period end which were not included in the calculation of diluted net loss per share since their inclusion would be anti-dilutive:

                                   September 30,   September 30,
                                        1998           1997
                                   --------------  --------------
     Common Stock warrants            803,008        238,099
     Common Stock options           2,321,093        750,142

   Each share of the Company's outstanding Series A Preferred Stock (the "Preferred Stock") was convertible into Common Stock on a 2-for-3 basis. The Preferred Stock automatically converted into Common Stock upon consummation of the Company's initial public offering in August 1998 (the "IPO"). Pro forma net loss per share for the three months and nine months ended September 30, 1998, respectively, assuming the conversion of 1,500,000 shares of Preferred Stock issued as of April, 1998 into 1,000,000 shares of Common Stock, which occurred upon completion of the IPO, was $(0.26) and $(0.72), respectively.

4.   SEGMENT REPORTING:

   The Financial Accounting Standards Board has released SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires disclosure of business and geographic segments in the consolidated financial statements of the Company. The Company is currently analyzing the impact SFAS No. 131 will have on the disclosures in its financial statements.

5.   INITIAL PUBLIC OFFERING:

   On August 11, 1998, the Company completed its IPO in which the Company sold 3,000,000 shares of Common Stock at an offering price of $8.50 per share. Net proceeds to the Company after underwriting and other offering expenses was $22.7 million. The proceeds from the offering will be used for general corporate purposes, including continued investment in product development, expansion of sales and marketing activities and working capital.

   On April 22, 1998, the Company issued a warrant to purchase 100,000 shares of Common Stock at $3.00 per share to its former preferred stockholder, the exercise of which was conditioned upon the consummation of the IPO. Because the IPO occurred in August 1998, this warrant is exercisable through August 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   THE COMPANY NOTES THAT, EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED BELOW CONTAIN FORWARD-LOOKING STATEMENTS WHICH INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY, OR INDUSTRY RESULTS, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY EXPRESSLY DISCLAIMS ANY OBLIGATION TO UPDATE THIS INFORMATION OR PUBLICLY RELEASE ANY REVISION OR REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS REPORT. SUCH FACTORS INCLUDE, AMONG OTHERS: THE COMPANY'S LIMITED OPERATING HISTORY AND VARIABILITY OF OPERATING RESULTS, EXPECTATION OF FUTURE LOSSES, RISKS ASSOCIATED WITH ELECTRONIC SOFTWARE DELIVERY, DEPENDENCE ON THE INTERNET AND GROWTH IN ELECTRONIC COMMERCE AND INTERNET INFRASTRUCTURE DEVELOPMENT, DEPENDENCE ON SOFTWARE PUBLISHERS, DEPENDENCE ON ONLINE RETAILERS, SYSTEM DEVELOPMENT AND ELECTRONIC COMMERCE SECURITY RISKS, RAPID TECHNOLOGICAL CHANGES, COMPETITION IN THE ELECTRONIC COMMERCE INDUSTRY, THE IMPORTANCE OF ATTRACTING AND RETAINING PERSONNEL, MANAGEMENT OF THE COMPANY'S GROWTH, DEPENDENCE ON KEY EMPLOYEES AND OTHER RISK FACTORS REFERENCED IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1, FILE NO. 333-56787, DECLARED EFFECTIVE ON AUGUST 11, 1998.

OVERVIEW

   The Company is a leading provider of comprehensive electronic commerce outsourcing solutions to software publishers and online retailers. The Company was incorporated in February 1994 and commenced offering products for sale through its clients' Web stores in August 1996. From inception through August 1996, the Company had no sales, and its activities related primarily to the development of its Commerce Network Server ("CNS") technology related to electronic commerce. In 1996, the Company began to focus its business development efforts on building its inventory of software products through contracts with software publishers and had contracts with a total of 953 and 1,309 software publishers as of December 31, 1997 and September 30, 1998, respectively. In 1997, the Company began to develop distribution relationships and had contracts with a total of 105 and 762 online retailers as of December 31, 1997 and September 30, 1998, respectively.

   The Company derives its revenue primarily from sales of third-party software. The Company has contractual relationships with its software publisher and online retailer clients which obligate the Company to pay to the client a specified percentage of each sale. Revenues from the sale of software products, net of estimated returns, are recognized upon either delivery through electronic software delivery ("ESD") or shipment of the physical product to the end-user. The amount payable to the software publisher or online retailer is reported as cost of sales. The Company bears full credit risk with respect to substantially all sales. The Company determines reserves for charge-backs based on historical experience.

   The Company has a limited operating history upon which investors may evaluate its business and prospects. Since inception, the Company has incurred significant losses, and as of September 30, 1998, had an accumulated deficit of approximately $13.6 million. The Company intends to expend significant financial and management resources on the development of additional services, sales and marketing, technology and operations to support larger-scale operations and greater service offerings. As a result, the Company expects to incur additional losses and continued negative cash flow from operations for the foreseeable future, and such losses are anticipated to increase significantly from current levels. There can be no assurance that the Company's sales will increase or even continue at their current level or that the Company will achieve or maintain profitability or generate cash from operations in future periods. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as electronic commerce. To address these risks, the Company must, among other things, maintain existing and develop new relationships with software publishers and online retailers, implement and successfully execute its business and marketing strategy, continue to develop and upgrade its technology and transaction-processing systems, provide superior customer service and order fulfillment, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's current and future expense levels are based largely on its planned operations and estimates of future sales. Sales and operating results generally depend on the volume and timing of orders received, which are difficult to forecast.
The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in sales would have an immediate adverse effect on the Company's business, financial condition and results of operations. In view of the rapidly evolving nature of the Company's business and its limited operating history, the Company is unable to accurately forecast its sales and believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

RESULTS OF OPERATIONS

     The following table sets forth certain items from the Company's consolidated condensed statements of operations as a percentage of total revenues for the periods indicated.


                                                          Three Months Ended             Nine Months Ended
                                                              September 30,                September 30,
                                                         ----------------------      ---------------------------
                                                            1998         1997          1998              1997
                                                         ----------    --------      ---------       -----------

Sales                                                      100.0%        100.0%        100.0%           100.0%

Cost of sales                                               83.7          82.1          83.5             82.2
                                                         ----------    --------      ---------       -----------


   Gross profit                                             16.3          17.9          16.5             17.8
                                                         ----------    --------      ---------       -----------

Operating expenses:

   Sales and marketing                                      53.9          36.0          56.9             76.5
   Product development and operations                       22.5          77.6          25.2             82.6
   General and administrative                               13.0          43.1          18.8             46.1
                                                         ----------    --------      ---------       -----------


Total operating expenses (1)                                89.4         156.7         100.9            205.2
                                                         ----------    --------      ---------       -----------

Loss from operations                                       (73.1)       (138.8)        (84.4)          (187.4)
                                                         ----------    --------      ---------       -----------

Interest income, net                                         4.7           3.8           3.6              3.9
                                                         ----------    --------      ---------       -----------

   Net loss                                                (68.4)%      (135.0)%       (80.8)%         (183.5)%
                                                         ----------    --------      ---------       -----------
                                                         ----------    --------      ---------       -----------


(1) Operating expenses include non-cash employee stock compensation charges of $270,000 (4.7% of total sales) and $959,000 (8.3% of total sales) for the three months and nine months ended September 30, 1998, respectively.


SALES

     Sales increased to $5.8 million for the quarter ended September 30, 1998 up from $683,000 for the quarter ended September 30, 1997 and sales increased to $11.5 million for the nine months ended September 30, 1998 up from $1.1 million for the nine months ended September 30, 1997. The increases were primarily a result of significant growth in the number of the Company's software publisher and online retailer clients as well as increasing market acceptance of ESD. International sales represented approximately 29% and 31% of sales for the nine months ended September 30, 1998 and 1997, respectively.

GROSS PROFIT

     Cost of sales increased to $4.8 million in the quarter ended September 30, 1998 from $561,000 in the quarter ended September 30, 1997 and cost of sales increased to $9.6 million in the nine months ended September 30, 1998 up from $940,000 in the nine months ended September 30, 1997. The increase reflects the Company's growth in sales. The Company's gross profit margin decreased in each of the comparable periods as a result of the addition of certain lower margin software publisher clients during the second half of 1997 and the higher cost impact of increased physical shipments in 1998. The Company has historically generated higher gross margins on sales through online retailer client Web stores compared to sales through software publisher client Web stores, although there can be no assurance that this will continue. In each of the nine months ended September 30, 1998 and 1997, less than 6% of the Company's sales were generated through online retailer client Web stores. The Company expects that an increasing percentage of its sales will be generated through online retailers. The Company believes that Internet commerce and related services will become more competitive in the near future. Accordingly, the Company may reduce or alter its pricing structure and policies in the future and any such change could reduce gross margins.

SALES AND MARKETING

     Sales and marketing expense increased to $3.1 million in the quarter ended September 30, 1998 from $246,000 in the quarter ended September 30, 1997. Sales and marketing expense increased to $6.5 million in the nine months ended September 30, 1998 from $875,000 in the nine months ended September 30, 1997. These increases resulted from expanding the sales and marketing infrastructure required to increase the number of and provide support to software publisher and online retailer clients. The primary components of this increase for the comparable quarters ended September 30 were an increase in advertising and marketing expenditures of $1.2 million and an increase in wages and benefits of $395,000. As a percentage of sales, sales and marketing expense increased to 53.9% in the quarter ended September 30, 1998 from 36.0% in the quarter ended September 30, 1997, primarily reflecting the Company's increased advertising and marketing expenditures. The Company expects that sales and marketing expense will continue to increase in absolute dollars as the Company continues to build its sales and marketing infrastructure and to develop marketing programs.

PRODUCT DEVELOPMENT AND OPERATIONS

     Product development and operations expense increased to $1.3 million in the quarter ended September 30, 1998 from $530,000 in the quarter ended September 30,1997. Product development and operations expense increased to $2.9 million in the nine months ended September 30, 1998 from $945,000 in the nine months ended September 30, 1997. The increase was primarily related to increased personnel and consulting costs related to developing, enhancing and maintaining the Company's CNS and related facilities. The primary components of this increase for the comparable quarters ended September 30, were an increase in wages and benefits of $268,000 and an increase in consulting costs of $270,000. As a percentage of sales, product development and operations expense decreased to 22.5% in the quarter ended September 30, 1998 from 77.6% in the quarter ended September 30, 1997, primarily reflecting the Company's growth in sales. The Company believes that continued investment in product development and operations is critical to attaining its strategic objectives and, and as a result, expects product development and operations expenses will continue to increase in absolute dollars. As a percentage of sales, these expenses are expected to decrease as sales increase.

GENERAL AND ADMINISTRATIVE

     General and administrative expense increased to $751,000 in the quarter ended September 30, 1998 from $294,000 in the quarter ended September 30, 1997. General and administrative expense increased to $2.2 million in the nine months ended September 30, 1998 from $527,000 in the nine months ended September 30, 1997. The increase was primarily due to increased personnel and related expenses. The primary components of this increase for the comparable quarters ended September 30 were an increase in deferred compensation expense of $270,000 and an increase in wages and benefits of $215,000. As a percentage of sales, general and administrative expense decreased to 13.0% in the quarter ended September 30, 1998 from 43.0% in the quarter ended September 30, 1997, primarily reflecting the Company's growth in sales. The Company expects general and administrative expense, excluding the impact of deferred compensation expense, to increase in absolute dollars in the future, particularly as the Company continues to build infrastructure to support growth and incurs costs associated with being a public company. As a percentage of sales, these expenses are expected to decrease as sales increase.

INTEREST INCOME, NET

     Interest income, net consists of earnings on the Company's cash, cash equivalents and short-term investments. The increase over prior periods was attributable to interest received on higher average cash and cash equivalent balances resulting from the IPO and private sales of Common and Preferred Stock in 1998. The Company expects interest income to increase in the fourth quarter of 1998 and then begin to decrease in the future as cash is used to fund operations and is used for investments in infrastructure.

INCOME TAXES

     The Company paid no income taxes in any reported period. The Company has incurred a net loss for each period since inception. As of September 30, 1998, the Company had approximately $12.0 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2009. Due to the uncertainty of future profitability, a valuation allowance equal to the deferred tax asset has been recorded. Certain changes in ownership that resulted from the sales of Common and Preferred Stock will limit the future annual realization of the tax net operating loss carryforwards to a specified percentage under Section 382 of the Internal Revenue Code.

LIQUIDITY AND CAPITAL RESOURCES

     In August 1998, the Company completed its IPO in which the Company sold 3,000,000 shares of Common Stock. Net proceeds to the Company were $22.7 million after expenses.

     In the first nine months of 1998, the Company used $6.7 million of cash to fund operations and made additions of equipment and software totaling $2.5 million. The Company also purchased $10.8 million in short-term investments which were partially offset by $2.0 million in sales of investments. Prior to the IPO, the Company had also received proceeds from sales of Common and Preferred Stock totaling $12.6 million in 1998.

     As of September 30, 1998 the Company had approximately $19.4 million of cash and cash equivalents and $8.8 million of short-term investments. The Company's principal commitments consisted of obligations outstanding under operating leases. Although the Company has no material commitments for capital expenditures, it anticipates an increase in the rate of capital expenditures consistent with its anticipated growth in operations, infrastructure and personnel. The Company anticipates that it will expend approximately $2.0 million over the next 21 months on capital expenditures based on the Company's current anticipated growth rate. The Company further anticipates that it will expend approximately $6.0 million over the next 21 months on product development based on the Company's current anticipated growth rate in operations. The Company may also use cash to acquire or license technology, products or businesses related to the Company's current business. The Company also anticipates that it will continue to experience significant growth in its operating expenses for the foreseeable future and that its operating expenses will be a material use of the Company's cash resources.

     The Company believes that the net proceeds from its IPO, together with existing sources of liquidity, will provide adequate cash to fund its operations for at least the next 21 months.

YEAR 2000 COMPLIANCE

     Like many other companies, Year 2000 computer issues create certain risks for the Company. If the Company's internal management information systems and external electronic commerce information systems do not correctly recognize and process date information beyond the Year 1999, there could be an adverse impact on the Company's operations. To address these Year 2000 issues with its internal and external systems, the Company has evaluated such systems. Remediation is proceeding, and the Company currently plans to have changes to these systems completed and tested by March 31, 1999. These activities are intended to encompass all major categories of systems used by the Company, including electronic commerce, sales processing, sales and financial systems. The initial assessment indicated that certain internal systems should be upgraded or replaced as part of a solution to the Year 2000 problem. The costs incurred to date related to these programs have not been material. The cost which will be incurred by the Company prospectively is not expected to exceed $10,000. The total cost estimate does not include potential costs related to any customer or other claims or the cost of internal software and hardware replaced in the normal course of business. The total cost estimate is based on the current assessment of the projects and is subject to change as the project progresses.

     The Company is also working with key suppliers of products and services to determine that their operations and products are Year 2000 compliant or to monitor their progress toward Year 2000 compliance, as appropriate. The failure of a major supplier to become Year 2000 Compliant on a timely basis, or a conversion that is incompatible with the Company's systems could have a material adverse effect on the Company's business, financial condition and results of operations. In addition the Company's business, financial condition and results of operations may be materially adversely affected to the extent its end-users are unable to use their credit cards due to the Year 2000 issues that are not rectified by their credit card vendors.

     In addition, the Company has begun internal discussions concerning contingency planning to address potential problem areas with internal systems and with suppliers and other third parties. It is expected that assessment, remediation and contingency planning activities will be on-going throughout calendar year 1998 and 1999 with the goal of appropriately resolving all material internal and external systems and third party issues.

     As used by the Company, "Year 2000 Compliant" shall mean software that can individually, and in combination and in conjunction with all other systems, products or processes with which they are required or designed to interface, continue to be used normally and to operate successfully (both in functionality and performance in all material respects) over the transition into the twenty first century when used in accordance with the documentation relating to such software, including being able to, before, on and after January 1, 2000 substantially conform to the following: (i) use logic pertaining to dates which allow users to identify and/or use the century portion of any date fields without special processing; and (ii) respond to all date elements and date input so as to resolve any ambiguity as to century in a disclosed, defined and pre-determined manner and provide date information in ways which are unambiguous as to century, either by permitting or requiring the century to be specified or where the data element is represented without a century, the correct century is unambiguous for all manipulations involving that element. Based on currently available information, the Company does not believe that the Year 2000 matters discussed above related to internal systems or products sold to customers will have a material adverse impact on the its financial condition or overall trends in results of operations; however, it is still uncertain to what extent the Company may be affected by such matters. In addition, customers may delay purchase decisions because of uncertainty about Year 2000 issues. There also can be no assurance that the failure to ensure Year 2000
Compliance by a supplier or another third party would not have a material adverse effect on the Company.

PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

(d) The effective date of the Company's registration statement, filed on Form S-1 under the Securities Act of 1933 (File No. 333-56787), was August 11, 1998 (the "Registration Statement"). The class of securities registered was Common Stock and all securities registered were sold in the offering. The managing underwriters for the offering were BT Alex. Brown, BancAmerica Robertson Stephens and Bear, Stearns & Co. Inc. Pursuant to the Registration Statement, the Company sold 3,000,000 shares of its Common Stock for an aggregate gross offering price of $25.5 million.

     In connection with the IPO, the Company incurred expenses of approximately $2.8 million, of which approximately $1.8 million represented underwriting discounts and commissions and approximately $1 million represented other expenses related to the offering. All such expenses were direct or indirect payments to others. The net offering proceeds to the Company were $22.7 million.

     Through September 30, 1998, the Company has used $700,000 of the net proceeds from the IPO to purchase equipment and software and $1.9 million of the net proceeds for working capital and general corporate purposes. The Company has invested the net proceeds in short-term, investment-grade, interest bearing financial instruments. The use of the proceeds from the offering does not represent a material change in the use of the proceeds described in the Registration Statement.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     In connection with the IPO, On July 27, 1998, the Company received appropriate stockholder approval, in the form of written consents, of the following actions: (i) to amend and restate the Company's stock option plan including the increase in the aggregate number of shares of Common Stock authorized for issuance under the stock option plan by 1,500,000 shares; (ii) to amend and restate the Company's Certificate of Incorporation, as amended, to effect a 2-for-3 reverse split of the outstanding shares of the Company's Common Stock; to became effective prior to the closing of the IPO; (iii) to amend and restate the Company's Certificate of Incorporation, to become effective upon the closing of the IPO; (iv) to amend and restate the Company's Bylaws, to become effective upon the closing of the IPO; and (v) to adopt a form of indemnity agreement to be entered into by the Company with each of its directors and executive officers.

ITEM 5.   OTHER INFORMATION.

     Pursuant to the Company's bylaws, stockholders who wish to bring matters or propose nominees for director at the Company's 1999 annual meeting of stockholders (the "1999 Annual Meeting") must provide specified information to the Company not earlier than the close of business on the 90th day prior to the 1999 Annual Meeting and not later than the close of business on the 60th day prior to the 1999 Annual Meeting, or, in the event that a public announcement of the date of the 1999 Annual Meeting is first made by the Company fewer than 70 days prior to the date of the 1999 Annual Meeting, not later than the close of business on the 10th day following public announcement of the date of such meeting (unless such matters are included in the Company's proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended).

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       EXHIBITS



         EXHIBIT
          NUMBER                DESCRIPTION OF DOCUMENTS
         -------                ------------------------


         3.1(1)       Amended and Restated Certificate of Incorporation

         3.2(1)       Bylaws of the Registrant

         4.1(1)       Specimen Common Stock Certificate

        11.1(2)       Statement of Computation of Per Share Earnings

        27.1          Financial Data Schedule

     (1) Filed as an exhibit to the Company's Registration Statement on Form S-1, File No. 333-56787, declared effective on August 11, 1998, incorporated herein by reference.

     (2)  See Note 3 to Condensed Consolidated Financial Statements.

(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 12, 1998     DIGITAL RIVER, INC.

                             By:  /s/ Robert E. Strawman
                                 -----------------------

                                   Robert E. Strawman
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                              EXHIBIT INDEX



     EXHIBIT
      NUMBER                 DESCRIPTION OF DOCUMENTS
    ------------             ------------------------



      3.1(1)       Amended and Restated Certificate of Incorporation

      3.2(1)       Bylaws of the Registrant

      4.1(1)       Specimen Common Stock Certificate

      11.1(2)      Statement of Computation of Per Share Earnings

      27.1         Financial Data Schedule

(1) Filed as an exhibit to the Company's Registration Statement on Form S-1, File No. 333-56787, declared effective on August 11, 1998, incorporated herein by reference.

(2)  See Note 3 to Condensed Consolidated Financial Statements.