Form 10-K405
period 1998-12-31
DIGITAL RIVER INC /DE
filed 1999-03-19
CIK 1062530

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                           _____________________________

                                     FORM 10-K
(Mark one)
  X    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
 ----    Act of 1934 for the fiscal year ended December 31, 1998.

                                         OR
       Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934.

                              Commission File Number:

                                     000-24643
                           _____________________________

                                DIGITAL RIVER, INC.

               (Exact name of registrant as specified in its charter)

              DELAWARE                                   41-1901640
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)

                          9625 WEST 76TH STREET, SUITE 150
                           EDEN PRAIRIE, MINNESOTA 55344

                      (address of principal executive offices)

                                   (612) 253-1234
                (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:  None

            Securities registered pursuant to Section 12(g) of the Act:

                            Common Stock $0.01 par value

                            _____________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
Yes   X   No
    -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of the Common Stock of the registrant held by non-affiliates as of March 5, 1999 was $421,828,254.

The number of shares of Common Stock outstanding at March 5, 1999 was 19,696,663 shares.

                        DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                                       PART I

ITEM 1.   BUSINESS.

OVERVIEW

   Digital River is a leading provider of comprehensive electronic commerce outsourcing solutions to software publishers and online retailers. The Company has developed a technology platform that allows it to provide a suite of electronic commerce services to its software publisher and online retailer clients, including electronic software delivery ("ESD"). The Company also provides data mining and merchandising services to assist clients in increasing Internet page view traffic to, and sales through, their Web stores. Rather than maintaining its own branded Web store that would compete with its clients, Digital River provides an outsourcing solution that allows its clients to promote their own brands while leveraging Digital River's investment in infrastructure and technology. As of March 5, 1999, the Company had contracts with 1,621 software publisher clients and 1,174 online retailer clients, including Corel Corporation, Cyberian Outpost, Inc., Lotus Development Corporation, Micro Warehouse, Inc., Network Associates, Inc., Symantec Corporation, Kmart Corporation, CompUSA, Inc. and Wal-Mart Stores, Inc., and maintained a database of more than 100,000 software products from its various software publisher clients, including more than 30,000 software titles and more than 70,000 digital images and fonts. Through March 5, 1999, the Company had completed more than 610,000 transactions for more than 490,000 unique end-users.

   Digital River's proprietary commerce network server ("CNS") technology serves as the platform for the Company's solutions. The CNS incorporates custom software applications that enable ESD, Web store authoring, fraud prevention, export control, merchandising programs and online registration, and features a database of more than 100,000 software products. Using its CNS platform, the Company creates Web stores for its clients that replicate the look and feel of each client's Web site. End-users enter the client site and are then seamlessly transferred to the Company's system. End-users can then browse for products and make purchases online, and, once purchases are made, the Company delivers the products directly to the end-user, primarily through ESD. The Company also provides transaction processing services and collects and maintains critical information about end-users. This information can later be used by the Company's clients to facilitate add-on or upgrade sales and for other direct marketing purposes. The Company actively manages direct marketing campaigns for its clients, and also delivers purchase information and Web store traffic statistics to its clients on a regular basis.

INDUSTRY BACKGROUND

   GROWTH OF THE INTERNET AND ELECTRONIC COMMERCE. The Internet has emerged as a significant global communications medium, enabling millions of people to share information and conduct business electronically. A number of factors have contributed to the growth of the Internet and its commercial use, including: (i) the large and growing installed base of personal computers in homes and businesses; (ii) improvements in network infrastructure and bandwidth; (iii) easier and cheaper access to the Internet; (iv) increased awareness of the Internet among consumer and business users; and (v) the rapidly expanding availability of online content and commerce which increases the value to users of being connected to the Internet.

   The increasing functionality, accessibility and overall usage of the Internet have made it an attractive commercial medium. Online retailers can interact directly with end-users and can frequently adjust their featured selections, shopping interfaces and pricing. The ability to reach and serve a large and global group of end-users electronically from a central location and the potential for personalized low-cost customer interaction provide additional economic benefits for online retailers. Unlike traditional retail channels, online retailers do not have the burdensome costs of managing and maintaining a significant physical retail store infrastructure or the continuous printing and mailing costs of catalog marketing. Because of these advantages, online retailers have the potential to build large, global customer bases quickly and to achieve superior economic returns over the long term. An increasingly broad base of products is being sold successfully online, including computers, travel services, brokerage services, automobiles and music, as well as software products.

   THE RETAIL SOFTWARE MARKET. The Company believes that the market for retail software is large and will continue to grow. According to the Software Publishers Association, sales of PC applications software in the United States and Canada reached $10.6 billion in 1996. The traditional channels for the retail sale of software products are highly fragmented and include regional and national superstore retail chains, catalog companies and small single location stores. The superstores and catalog companies carry hundreds to thousands of software products, while the single location stores generally carry only a limited number.

   Traditional sales channels have inherent limitations and disadvantages for software publishers, retailers and end-users. A significant limitation of physical retail stores is the limited amount of available shelf space. As a result, competition for shelf space is intense, and often only the major software publishers are able to effectively distribute their software products. Even these publishers usually cannot offer their total available product offerings in retail stores. In addition, software publishers typically must grant generous rights of return because of the high cost of inventory and the risk of inventory obsolescence. As a result, software publishers effectively bear the risk of any difference between projected and actual sales, creating uncertainty as to future sales and revenue recognition risks. Physical retailers must also make significant investments in real estate, personnel and inventories. Similarly, direct mail distribution is constrained by practical catalog size limitations, which restrict both the number of products and the information about those products that can be included in a catalog. Direct mail distribution also involves printing expenses, mailing costs, inherent delays in reacting to price and product changes and low response rates. With both physical retail and direct mail distribution, there is a significant lead time between the development or upgrading of software and its introduction into the market. Finally, traditional sales channels are typically characterized by low end-user registration rates, and provide software publishers little information on end-user behavior, demographics and product demand.

   ADVANTAGES OF ESD. The Internet provides a compelling solution that addresses many of the limitations of traditional distribution methods. The Internet is particularly well-suited for the distribution of most software because software products can be purchased and delivered quickly, conveniently and cost-effectively to an end- user's home or office computer through ESD. The Company believes that ESD is an effective means of delivery today for most software applications. Although current Internet bandwidth restrictions currently render ESD less effective as a means of delivery for large software applications (delivery of software applications of greater than 10 megabytes can be impractical at slower modem speeds), the Company believes that as Internet bandwidth increases, ESD will become increasingly attractive even for such software titles. Accordingly, the Company believes that ESD will represent an increasing share of online software sales and will be critical to online retailers' success. In addition, unlike physical retail stores or catalogs, shelf space on the Internet is virtually unlimited, enabling software publishers to offer the full range of their software products. ESD significantly reduces or eliminates many of the costs in the distribution chain, including manufacturing, packaging, shipping and warehousing costs, such as costs related to returns and inventory management.

   OPPORTUNITY FOR ELECTRONIC COMMERCE OUTSOURCING. The Company believes that the market for software sales online continues to grow rapidly.
However, unlike established physical distribution channels for shrink-wrapped software, there is currently no established, comprehensive electronic distribution source for online retailers. The Company believes that the distribution of software products via ESD is complex and requires up-front and ongoing investments in secure, reliable and scaleable systems. Accordingly, the Company believes that a substantial market opportunity exists for a comprehensive, cost-effective, outsourced electronic commerce solution that provides software publishers and online retailers with access to a critical mass of software products and a robust distribution and transaction network.

THE DIGITAL RIVER SOLUTION

   The Company has developed a technology platform that enables it to provide a comprehensive suite of electronic commerce services to its software publisher and online retailer clients, including ESD. The Company also leverages its merchandising expertise to increase traffic and sales for its clients. Rather than maintaining its own branded Web store that would compete with its clients, Digital River provides an outsourcing solution for ESD and merchandising services that enables its clients to promote their own brands while leveraging Digital River's investment in infrastructure. In addition, this approach enables Digital River to leverage its clients' brand investments and the traffic at its clients' sites to maximize the number of transactions completed through Digital River.

   BENEFITS TO SOFTWARE PUBLISHERS. The Company's electronic commerce solution enables software publishers to offer the complete library of their software products directly to end-users from their Web stores and through the Company's network of online retailers. This benefit is particularly significant for smaller software publishers who have limited market access through traditional distribution methods. The Company's solution also provides major software publishers a channel for their underdistributed products permitting them to offer online their complete product catalog. In addition, through its 100% end-user registration and data warehousing, Digital River provides software publishers with valuable end-user information that can facilitate targeted marketing, upgrade notification and sophisticated merchandising strategies. Finally, by exploiting the distribution relationships Digital River has developed with a large network of online retailers, software publishers can reduce or eliminate the need for multiple retailer relationships, thereby lowering administrative costs and reducing the number of master copies of their software in existence for distribution.

   BENEFITS TO ONLINE RETAILERS. Online retailers can use Digital River's robust CNS technology to sell software products online, without having to build and maintain their own electronic commerce infrastructure. In addition, Digital River enables online retailers to offer their end-users access to virtually all of Digital River's inventory of software products, without the burden of developing and maintaining relationships with hundreds of software publishers. Like software publishers, online retailers enjoy the cost savings from online fulfillment and the database marketing benefits offered by Digital River. Online retailers can effectively outsource electronic commerce functionality while building their own brands online. Online retailers also eliminate the cost and risk associated with carrying inventory and the risk of inventory obsolescence. The Company also allows niche market and high traffic Web sites to become online retailers at minimal cost.

   BENEFITS TO END-USERS. Digital River's solution emphasizes convenience by allowing end-users to purchase and receive software products online distributed through ESD twenty-four hours a day, seven days a week ("24x7"), from their home or office. End-users are not required to make a trip to the store, can act immediately on a purchase impulse, and can locate software products that are difficult to find. Because Digital River has a global reach, it can deliver an extremely broad selection to end-users in rural, international or other locations that cannot support retail stores. Software products purchased online can either be quickly and conveniently downloaded and installed through ESD or delivered physically. Using the Company's sophisticated search engine technology, end-users visiting retailers' online Web stores can access virtually all of Digital River's inventory of software products. End-users also benefit from the protection of Digital River's archiving service, through which the Company guarantees replacement of software in the event of accidental destruction through computer error or malfunction. End-users also benefit from Digital River's 24x7 ESD support and readily available upgrades.

   STRATEGY

   The Company's objective is to become the leading provider of comprehensive electronic commerce outsourcing solutions to software publishers and online retailers. The Company intends to achieve its objective through the following key strategies:

   DEVELOP AND EXPAND RELATIONSHIPS WITH SOFTWARE PUBLISHERS. The Company plans to continue to build its inventory of software products through additional contractual relationships with software publishers. As of March 5, 1999, the Company had signed contracts with 1,621 software publishers, representing more than 100,000 software products and 1,300 Web stores. The Company believes that its ability to develop Web hosting relationships with its software publisher clients increases its reach to end-users and provides the basis for a long term relationship with its software publisher clients. The Company further believes that the large number of software products offered by the Company from its software publisher clients will be critical to the Company's ability to deliver a compelling inventory of products to online retailer clients.

   AGGRESSIVELY EXPAND NETWORK OF ONLINE RETAILERS. The Company believes that by increasing the number of points of entry to its CNS, Digital River will increase the number of transactions over its network. Accordingly, in addition to expanding and developing relationships with software publishers, the Company seeks to expand aggressively its network of online retailer clients. Online retailer clients include traditional store-based and mail order retailers with a Web presence, online retailers dedicated to online commerce, as well as high traffic or niche Web site operators desiring to add electronic commerce functionality. The Company had contracts with 1,174 online retailers as of March 5, 1999. The Company's model enables it to leverage its clients' marketing resources to direct traffic to its software distribution network. The Company expects online retailers to represent an increasing percentage of its sales.

   PROVIDE COMPLEMENTARY SOLUTIONS. Digital River intends to continue to be a neutral provider of cost-effective outsourcing solutions that complement the business models of its software publisher and online retailer clients. The Company does not maintain its own branded Web store. Instead, the Company provides an outsourcing solution that enables its clients to promote their own brands while leveraging Digital River's investment in infrastructure and technology. Digital River therefore leverages its clients' investments in their brands to generate sales. The Company may co-invest with its clients from time to time to help drive traffic to its clients' Web stores and to Digital River-assisted transactions.

   PROVIDE CLIENTS VALUE-ADDED SERVICES. The Company believes its growing data warehouse of end-user purchasing information provides it with a powerful tool to assist clients with value-added services, such as targeted advertising, promotions and direct response merchandising. The Company offers merchandising and marketing programs, customer support and communications programs, advertising placement services, and Web store design services. The Company intends to continue to expand its programs and believes that these programs help build stronger partnerships with its software publisher and online retailers, while enabling its clients to increase sales of software on their sites.

   MAINTAIN TECHNOLOGY LEADERSHIP. The Company believes that its CNS technology has given it a competitive advantage in the market for ESD outsourcing solutions. The Company will continue to invest in and enhance its CNS technology in order to increase redundancy, reliability and bandwidth, to expand services and to reduce costs. For example, The Company has begun to use its CNS technology with non-software companies to provide them with electronic commerce marketing and data communication solutions. By leveraging its fixed-cost infrastructure, Digital River will improve its ability to provide low cost, high value services to its clients while utilizing the latest technology.

   EXPAND INTERNATIONALLY. Digital River will continue to expand internationally to gain access to additional software publishers, online retailers and end-users. The Company intends to replicate its domestic strategy by building its inventory of international and foreign language software products and expanding its distribution through software publishers and online retailers. The Company believes that significant opportunities exist internationally to increase sales and to further leverage its scaleable infrastructure.

SERVICES

   The Company provides a broad range of services to its software publisher and online retailer clients, including Web store hosting, ESD, physical fulfillment and merchandising services.

   WEB STORE HOSTING. The Company hosts the Web stores for all of its online retailer clients and for those software publisher clients that choose this option. The Company's outsourcing solution is mission-critical for many of its software publisher and online retailer clients. Therefore, the Company has a data center that is designed to provide its clients with the performance they require for continuous Web store operations. The data center features redundant, high speed connections to the Internet, 24x7 security and monitoring, back-up generators and dedicated power.

   Digital River can quickly and efficiently create Web stores for its clients, which can be accessed easily by clicking on a "buy button" on a client's existing Web site. The end-user is then transferred to a Web store hosted on Digital River's CNS, which replicates the look and feel of the client Web site. The end-user can then shop for products and make purchases online. By replicating the look and feel of its clients' Web sites, Digital River supports clients in conducting electronic commerce under their own brands. Digital River's solution allows clients to choose either ESD or physical delivery, and clients also benefit from Digital River's 24x7 ESD customer support and archiving services. The transaction information is captured and added to Digital River's data warehouse. The Company's ability to retrieve and manipulate this information creates a powerful data mining tool, which can be used for targeted merchandising to end-users through e-mails, banner presentations and special offers.

   ESD. The Company offers clients access to its ESD capabilities to permit delivery of software products to an end-user's computer via the Internet. ESD eliminates many of the costs that exist in the physical distribution chain, such as manufacturing, packaging, shipping, warehousing and inventory carrying and handling costs. Delivery is fulfilled when a copy is made from the master on the Company's CNS and is then securely downloaded to the end-user via the Internet. Digital River's ESD distribution model not only reduces costs, thereby increasing margins available to software publishers and online retailers, but also solves the shelf space problem constraining product availability and sales. While most software publishers use the Company's Web hosting services, certain software publishers use only the Company's ESD services, which provide them with online distribution through the Company's extensive network of online retailers.

   PHYSICAL FULFILLMENT. In addition to distribution through ESD, the Company offers clients physical distribution services. The Company maintains an inventory of physical products, generally on consignment from its clients that select this option, for shipment to end-users. The Company believes physical fulfillment services are important to its ability to provide a comprehensive electronic commerce outsourcing solution.

   MERCHANDISING SERVICES. The Company offers a range of merchandising services to its clients to help them drive additional traffic to their Web stores. Software publisher and online retailer clients are provided with detailed electronic and hard copy reports of transactions on their Web stores, as well as end-user marketing information about visits to their Web stores. The CNS captures Web page visits, banner and pricing information and other data that can be used by the software publishers and online retailers to analyze their Web stores' success.

   The Company also offers advanced merchandising services to assist software publishers and online retailers in increasing response rates for their marketing efforts. These services include e-mail campaigns for special promotions, upgrade notification programs, and the presentation of complementary products, bundled products or other programs designed to increase average order size based on a targeted end-user profile. The Company participates in co-op dollar and market development fund programs with its clients and buys selected banner placements in bulk to support clients' promotional campaigns. In addition, Digital River tests and analyzes merchandising techniques, such as promotional pricing and banner advertising, based on information gathered in the CNS data warehouse.

CLIENTS

   The Company distributes software products through a network of software publishers and online retailers. Online retailer clients include traditional store-based and direct mail retailers with a Web presence, online retailers dedicated to online commerce, as well as high traffic or niche Web site operators desiring to add electronic commerce functionality. In a typical online retailer contract, the Company is responsible for (i) a payment to the online retailer based on a percentage of net sales of software products that the Company distributes through the online retailer's Web site, (ii) the processing of payments made by end-users, (iii) the delivery of the software products to end-users, (iv) the payment of applicable credit card transaction fees, (v) the payment and filing of applicable sales taxes and (vi) the distribution of a report to the online retailer detailing sales activity processed by the Company. The Company expects to support traditional physical retailers in developing their online stores for the sale of software products online. While most software publishers use the Company's Web hosting services, certain software publishers use only the Company's "channel services," whereby the software publishers are provided with ESD and physical fulfillment capability through the Company's extensive network of online retailers. In a typical software publisher contract, the Company is responsible for (i) the maintenance of master copies of software products in a secure format for distribution to end-users, (ii) a payment to the software publisher for the cost of software products that the Company distributes through either a retailers' Web site or through the publisher's host Web site, (iii) the processing of payments made by end-users, (iv) the delivery of software products to end-users, (v) the payment of applicable credit card transaction fees, (vi) the payment and filing of applicable sales taxes and
(vii) the distribution of a report to the software publisher detailing sales activity processed by the Company.

   As of March 5, 1999, the Company had 1,621 contracts with software publishers and 1,174 contracts with online retailers. Typically, there is some delay between signing contracts and gathering the necessary materials to bring a new client online. As of March 5, 1999, the Company had 1,295 software publishers and 936 online retailers activated within its CNS. During the year ended December 31, 1998, the Company completed transactions for 1,149 software publishers and 426 online retailers. The Company's clients include:


      SOFTWARE PUBLISHERS                            ONLINE RETAILERS
-------------------------------------      -----------------------------------
WEB HOSTING AND CHANNEL SERVICES             BuySafe, Inc.
     Adaptec, Inc.                           CompUSA, Inc.
     Corel Corporation                       Cyberian Outpost, Inc.
     JASC, Inc.                              Kmart Corporation
     PowerQuest Corporation                  Micro Warehouse, Inc.
     Ulead Systems, Inc.                     Multiple Zones International, Inc.
                                             Shopping.com
CHANNEL SERVICES ONLY                        Software Warehouse plc
     Cendant Corporation                     US WEST Internet
     Lotus Development Corporation           Wal-Mart Stores, Inc.
     Network Associates, Inc.
     QUALCOMM Incorporated
     Symantec Corporation

SALES AND MARKETING

   The Company markets its services directly to software publishers and online retailers. The Company does not operate its own Web store because of its strategy to serve as a neutral provider of electronic commerce outsourcing solutions. This strategy allows the Company to avoid competing with its clients. Generally, the Company's direct marketing to end-users focuses on supporting the marketing and promotional efforts of its clients in driving traffic to their Web stores. This direct marketing effort leverages the Company's extensive data warehouse, which enables the Company to create and quickly implement marketing programs targeted at specific end-user segments. By providing consistent quality service, branding client order pages with its name and logo, billing credit card transactions under the Digital River name and engaging in brand positioning, advertising and promotion, the Company intends to establish the Digital River brand as a trusted name for ESD and electronic commerce outsourcing solutions among software publishers, online retailers and end-users.

   The Company's sales and marketing organization is divided into three groups: the Strategic Sales Group, the Product Management Group and the Account Development Group. The Strategic Sales Group focuses on large software publishers and online retailers, including traditional physical retailers, with significant online revenue potential. These sales are typically complex in nature and involve a lengthy sales cycle. Contracts with these larger clients often involve certain incentives, principally pricing concessions. The Company makes decisions with respect to such contract incentives on a case by case basis. The Product Management Group focuses on all other software publishers and online retailers. Generally, these sales involve a much shorter sales cycle, are managed primarily through a telesales effort and result in the new client selecting one of the Company's standard programs. The Account Development Group serves existing clients and provides them with merchandising and database marketing assistance designed to increase revenues. The Company leverages its extensive inventory of software products and large number of end-users to create opportunities for targeted marketing and bundled sales. As of March 5, 1999, the Company had 59 employees engaged in sales and marketing.

   The Company currently markets its services to clients via direct marketing, print advertising, trade show participation and other media events. The Company plans to increase its expenditures on direct marketing and print advertising, as well as introducing online advertising efforts directed at potential clients. In addition, the Company recently opened a sales office in the United Kingdom.

TECHNOLOGY

   Digital River delivers its electronic commerce outsourcing solution using its proprietary CNS technology, which enables the sale and distribution of software products via the Internet.

   ARCHITECTURE. The Company's scaleable CNS is designed to handle tens of thousands of different Web stores and millions of software products. The CNS consists of a pool of network servers and a proprietary software application that serves dynamic Web pages using an Oracle database. The Company's CNS was designed to scale to support growth by adding CPUs, memory, disk drives and bandwidth without substantial changes to the application. The CNS software code is written in modular layers, enabling the Company to quickly adapt in response to industry changes, including bandwidth opportunities, payment processing changes, international requirements for taxes and export screening, new technologies such as Java, XML, DHTML, VRML, SET, banking procedures and encryption technologies. The CNS product search system allows end-users to search for items across millions of potential products and thousands of categories specific to various product specifications, while maintaining a fast page response that is acceptable to the end-user. The Company uses sophisticated database indexing coupled with a dynamic cache system to provide flexibility and speed. These caches help increase the overall speed of each page and facilitate complex searches across the entire inventory of software products. The CNS has also been designed to index, retrieve and manipulate all transactions that flow through the system, including detailed commerce transaction and end-user interaction data. This enables the Company to create proprietary market profiles of each end-user and groups of end-users that can be used to create merchandising campaigns. The Company's CNS is also used for internal purposes, including reporting and maintenance for fraud detection and prevention, physical shipping, return authorizations, back order processing and full transaction auditing and reporting capabilities for all commerce functions.

   WEB STORE MAINTENANCE. Clients' Web stores are built and maintained using the CNS centralized management system. Global changes that affect all Web stores or groups of Web stores can be made as easily as changes to an individual Web store. Client Web stores include a main store and may optionally include several "focus stores" and "channel sites" to which highly targeted traffic may be routed. Clients may also link specific locations on their Web stores to detailed product or category areas of the stores, in order to better target their end-users' interests.

   SECURITY. Digital River's security systems apply both to access to internal systems and to illegal access to commerce data via the Internet. Internally, logins and passwords are maintained for all systems, with additional logins, passwords and IP access control granted on an individual basis to only the required commerce areas the person is responsible for. Firewalls prevent unauthorized access from outside. The Company relies on certain encryption and authentication technology licensed from third parties to provide secure transmission of confidential information, such as end-user credit card numbers. Unix, Oracle and Web server security additionally restrict access from the outside to the appropriate transaction data. The CNS security system is designed not to interfere with the end-user experience. Product wrappers, clearing-house processing, and additional password mechanisms that negatively impact ESD performance are not needed. The CNS security system never allows direct access to the clients' products and ensures that an end-user requests ESD through a valid page and has purchased the product.

   DATA CENTER OPERATIONS. Continuous data center operations are crucial to the Company's success. All transaction data is backed up periodically and all inventory data is archived and kept in fireproof storage facilities. The Company's network software constantly monitors clients' Web stores and internal system functions and notifies systems engineers if any unexpected conditions arise. The Company currently leases six T1 lines from multiple vendors and maintains a policy of adding additional lines if more than 50% of its bandwidth capacity is utilized. Accordingly, if one line fails the other lines are able to assume the capacity of the failed line. The Company's data center is located in a single location at the Company's main facilities in Eden Prairie, Minnesota. In the case of electrical power failure, the Company has a back-up power supply system. The Company has also installed a FM-200 automatic fire suppression system in the data center. The data center currently incorporates redundant systems consisting of additional servers and arrays. The Company currently has no automatic switchover in the case of equipment or software failure, although it has plans to implement further redundancy in the future.

PRODUCT DEVELOPMENT

   Digital River's product development strategy is to enhance the technology and features of its CNS. To this end, the Company has numerous development projects in process including, but not limited to, Internet optimization tools, end-user profiling and collaboration technologies and online interactive customer service. Product development and operations expenses (which include customer service, data center operations and telecommunications infrastructure) were $230,000, $1.5 million and $5.4 million in 1996, 1997 and 1998, respectively. As of March 5, 1999, the Company employed 32 persons in product development.

   To remain competitive, the Company must continue to enhance and improve the responsiveness, functionality and features of the CNS and the underlying network infrastructure. The Internet and the online commerce industry are characterized by rapid technological change, changes in user and client requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render the Company's existing CNS proprietary technology and systems obsolete. The Company's success will depend, in part, on its ability to both license and internally develop leading technologies useful in its business, enhance its existing services, develop new services and technology that address the increasingly sophisticated and varied needs of its clients, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of the CNS technology and other proprietary technology entails significant technical and business risks. There can be no assurance that the Company will successfully use new technologies effectively or adapt its proprietary technology and transaction-processing systems to customer requirements or emerging industry standards. If the Company is unable, for technical, legal, financial or other reasons, to adapt in a timely manner to changing market conditions, client requirements or emerging industry standards, its business, financial condition and results of operations could be materially adversely affected.

COMPETITION

   The electronic commerce market is new, rapidly evolving and intensely competitive, and the Company expects competition to intensify in the future, particularly in the area of electronic sale and distribution of software products. The Company currently competes directly with other providers of electronic commerce solutions, including CyberSource Corporation, Preview Systems, Inc., Release Software Corporation and TechWave, Inc. The Company also competes indirectly with software companies that offer tools and services for electronic commerce, including companies that provide a broad range of Internet and server solutions such as Microsoft Corporation and Netscape Communications Corporation, as well as a large number of companies that provide tools and services enabling one or more of the transaction processing functions of electronic commerce, such as transaction control, data security, customer interaction and database marketing. In addition to direct competition with other transaction processing providers and enablers and indirect competition with other providers of electronic commerce software and systems, the Company competes with companies that sell and distribute software products via the Internet, including Amazon.com, Inc., beyond.com Corporation, Ingram Micro Inc. and Tech Data Corporation. The Company also competes with companies such as AltaVista (a subsidiary of Compaq Computer Corporation), America Online, Inc.,

Excite, Inc., Infoseek Corporation, Lycos, Inc. and Yahoo! Inc., which specialize in electronic commerce or derive a substantial portion of their revenues from electronic commerce and may themselves offer, or provide means for others to offer, software products.

   The Company believes that the principal competitive factors in its market are breadth of services and software product offerings, software publisher and online retailer relationships, brand recognition, system reliability and capacity, price, customer service, speed and accessibility and ease of use, convenience and speed of fulfillment. There can be no assurance that the online retailers and the other companies listed above will not compete directly with the Company by adopting a similar business model. Moreover, while certain of these companies are also clients or potential clients of the Company, they may compete with the Company's electronic commerce outsourcing solution to the extent that they develop electronic commerce systems or acquire such systems from other software vendors or service providers.

   Many of the Company's current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than the Company. In addition, larger, well-established and well-financed entities may acquire, invest in or form joint ventures with online competitors as the use of the Internet and other online services increases. In addition, new technologies and the expansion of existing technologies, such as price comparison programs that select specific titles from a variety of Internet Web sites may direct end-users to online retailers that compete with the Company, which would increase competitive pressures on the Company. Increased competition may result in reduced operating margins, as well as a loss of market share. Further, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on its business, financial condition and results of operations. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and any inability to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

INTELLECTUAL PROPERTY

   The Company regards trademarks, copyrights, trade secrets and other intellectual property as critical to its success, and relies on trademark, trade secret protection and confidentiality and/or license agreements with its employees, clients, partners and others to protect its proprietary rights. The Company's policy is to seek to protect its proprietary position by, among other methods, filing United States and foreign patent applications related to its proprietary technology, inventions and improvements that are important to the development of its business. Proprietary rights relating to the Company's technologies will be protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are effectively maintained as trade secrets. While the Company currently has twelve patent applications pending in the United States, none have yet been issued and there can be no assurance that any pending patent applications now or hereafter filed by, or licensed to, the Company will result in patents being issued. The Company has filed certain petitions to correct certain fee deficiencies for its pending patent applications and there can be no assurance that such petitions can be granted or that the Company will elect to pursue these applications. In addition, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as do the laws of the United States. The patent position of high technology companies involves complex legal and factual questions and, therefore, their validity and enforceability cannot be predicted with certainty. There can be no assurance that any of the Company's patent applications, if issued, will not be challenged, invalidated, held unenforceable or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to the Company against competitors with similar technology. Furthermore, there can be no assurance that others will not independently develop similar technologies or duplicate any technology developed by the Company. The Company has one registered trademark for "Digital River." Effective trademark and trade secret protection may not be available in every country in which the Company's products and services are made available online. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate or that third parties will not infringe or misappropriate the Company's trade secrets, trademarks, trade dress and similar proprietary rights. In addition, there can be no assurance that others will not independently develop substantially equivalent intellectual property. A failure by the Company to protect its intellectual property in a meaningful manner could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of management and technical resources, which could have a material adverse effect on the Company's business, financial condition and results of operations.

   In addition, there can be no assurance that other parties will not assert infringement claims against the Company. From time to time, the Company may receive notice of claims of infringement of other parties' proprietary rights. There can be no assurance that such claims will not be asserted or prosecuted against the Company in the future or that any past or future assertions or prosecutions will not materially adversely affect the Company's business, financial condition and results of operations. The defense of any such claims, whether such claims are with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause product shipment delays or require the Company to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, or at all. In the event of a successful claim of infringement against the Company and the failure or inability of the Company to develop non-infringing technology or license the infringed or similar technology on a timely basis, the Company's business, financial condition and results of operations could be materially adversely affected.

EMPLOYEES

   As of March 5, 1999, the Company employed 148 people, including 15 in administration, 74 in product development and operations and 59 in sales and marketing. The Company also employs independent contractors and other temporary employees. None of the Company's employees is represented by a labor union, and the Company considers its employee relations to be good. Competition for qualified personnel in the Company's industry is intense, particularly among software development and other technical staff. The Company believes that its future success will depend in part on its continued ability to attract, hire and retain qualified personnel.

EXECUTIVE OFFICERS OF THE REGISTRANT.

   The following table sets forth information regarding the Company's executive officers as of December 31, 1998:


       NAME                   AGE                  POSITION
---------------------        ------     --------------------------------------
 Joel A. Ronning               42       Chief Executive Officer
 Perry W. Steiner              33       President
 Robert E. Strawman            39       Chief Financial Officer and Treasurer
 Kelly J. Wical                42       Chief Technology Officer
 Draper M. Jaffray             36       Vice President of Business Development
 Terence M. Strom              54       Vice President of Marketing
 Gregory R.L. Smith            32       Secretary and Controller
 Randy J. Womack               34       Chief Information Officer


   Mr. Ronning founded the Company in February 1994 and has been President and Chief Executive Officer and a director of the Company since that time. From February 1994 to July 1998, Mr. Ronning was also President of the Company. Since May 1995, Mr. Ronning has served as Chairman of the Board of Directors of Tech Squared Inc., a direct catalog marketer of software and hardware products. From May 1995 to July 1998, Mr. Ronning served as Chief Executive Officer, Chief Financial Officer and Secretary of Tech Squared. From May 1995 to August 1996, Mr. Ronning also served as the President of Tech Squared. Mr. Ronning is the founder of MacUSA, Inc., a wholly-owned subsidiary of Tech Squared, and has served as a director of MacUSA, Inc. since April 1990. From April 1990 to July 1998, Mr. Ronning also served as the Chief Executive Officer of MacUSA, Inc. Mr. Ronning also serves as a director of the Software Publishers Association and JASC, Inc.

   Mr. Steiner joined the Company in July 1998 as President and has served as a director of the Company since April 1998. From January 1997 to July 1998, Mr. Steiner served as Vice President of Wasserstein Perella & Co., Inc., an investment banking firm, and as Vice President of Wasserstein Perella Ventures, Inc., the general partner of Wasserstein Adelson Ventures, L.P., a venture capital fund. From June 1993 to December 1996, Mr. Steiner was a principal of TCW Capital, a group of leveraged buyout funds managed by Trust Company of the West. Mr. Steiner also serves as a director of Tech Squared.

   Mr. Strawman joined the Company in April 1998 as Chief Financial Officer and Treasurer. From September 1995 to April 1998, Mr. Strawman served as Director of Finance and Vice President of Finance for Caribou Coffee Company, Inc., a gourmet coffee retailer. From 1989 to 1995, Mr. Strawman held various financial positions at Software Etc. Stores, Inc., a specialty retailer of software, most recently as Chief Financial Officer.

   Mr. Wical joined the Company in April 1997 as Chief Technology Officer. From 1992 to April 1997, Mr. Wical was Director of Development and Chief Scientist/Architect of the ConText Server Division of Oracle Corporation. From 1987 to 1992, Mr. Wical was co-founder and Vice President of Research and Development for Artificial Linguistics, Inc., a developer of text management software.

   Mr. Jaffray joined the Company in December 1996 as Vice President of Business Development. From January 1996 to December 1996, Mr. Jaffray was a partner in The Firm, a computer products manufacturers representative. From 1991 to 1995, Mr. Jaffray served as Director of Sales for Tech Squared.

   Mr. Strom joined the Company as Vice President of Marketing in August 1998. From June 1993 to February 1997, Mr. Strom held various positions at Egghead, Inc., a computer software retailer, most recently as Chief Executive Officer. From January 1990 to June 1993, Mr. Strom held various positions at Best Buy Co., Inc., a consumer electronics retailer, most recently as Senior Vice President of Marketing.

   Mr. Smith joined the Company as Controller in June 1997 and has served as Secretary and Controller since December 1997. From November 1995 to June 1997, Mr. Smith was Manager, External Reporting and Investor Relations at Secure Computing Corporation, a developer of network and Internet security products. From June 1988 to November 1995, Mr. Smith held various positions with Ernst & Young LLP.

   Mr. Womack joined the Company in October 1997 as Chief Information Officer. From May 1997 to September 1997, Mr. Womack was Director of Engineering at Xerox Corporation. From 1992 to 1997, Mr. Womack held various positions, including Development Manager at Oracle Corporation. From 1989 to 1992, Mr. Womack was Director of Technical Services at Artificial
Linguistics, Inc.

RISK FACTORS

   In addition to the other information provided in this report, the following risk factors should be considered carefully in evaluating the Company and its business.

LIMITED OPERATING HISTORY

   We have a very limited operating history. We were incorporated in February 1994 and were considered a development stage company through August 1996. We conducted our first online sale through a client's Web store in August 1996, and we are still in the early stages of development. Our business and prospects must be considered in light of the risks encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as electronic commerce. Some of these risks relate to our ability to:

     - maintain or develop relationships with software publishers and online retailers;

     -    execute our business and marketing strategy;

     - continue to develop and upgrade our technology and transaction-processing systems;

     -    provide superior customer service and order fulfillment;

     -    respond to competitive developments; and

     -    retain and motivate qualified personnel.

   We may not be successful in addressing these risks, and if we are not successful, our business, financial condition and operating results could be adversely affected. Our current and future expense levels are based largely on our planned operations and our estimates of future sales. It is difficult, however, for us to accurately forecast future sales, because our business is still new and our market is still developing. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. As a result, any significant shortfall in sales would immediately and adversely affect our business, financial condition and operating results. As a result of our rapidly evolving business and our limited operating history, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and investors should not rely upon our historical results as an indication of future performance.

HISTORY OF LOSSES AND EXPECTATION OF FUTURE LOSSES

   We have incurred significant losses since we were formed. As of December 31, 1998, we had an accumulated deficit of approximately $18.1 million. We intend to continue to expend significant financial and management resources on the development of additional services, sales and marketing, improved technology and expanded operations. As a result, we expect operating losses and negative cash flows to continue for the foreseeable future. In addition, we anticipate our operating losses to increase significantly from current levels. Our sales may not increase or even continue at their current level, and we may not be profitable or generate cash from operations in future periods.

POTENTIAL FLUCTUATIONS IN OPERATING RESULTS

   Our quarterly and annual operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside our control. Some of these factors include:

     - our ability to retain existing software publishers and online retailers as clients;

     - our ability to attract new software publishers and online retailers as clients;

     - the introduction of new Web sites, Web stores, services or products by us or by others;

     -    price competition and margin erosion;

     - the rate at which the online market for the purchase of software products continues to emerge;

     - our ability to continue to upgrade and develop our systems and infrastructure to meet emerging market needs and remain competitive in our service offerings;

     - termination of any account that represents a significant portion of our sales;

     -    technical difficulties or system downtime;

     -    our ability to attract new personnel as needed as our business grows;

     - our ability to increase the proportion of sales from online retailers, which sales generally carry higher gross margins;

     - the failure of Internet bandwidth to increase over time or any increase in the cost of Internet bandwidth; and

     -    U.S. and foreign regulations relating to our business.

   We also may offer favorable economic terms to certain software publishers and online retailers in order to attract or retain their business, which would reduce our gross margins. In addition, we may experience a decline in sales in the month of December due to a potential reduction in the number of hours business end-users spend online over the holidays. Due to these factors, our annual or quarterly operating results may not meet the expectations of securities analysts and investors. If this happens, the trading price of our Common Stock would likely significantly decline.

CLIENT CONCENTRATION; LENGTHY SALES CYCLE

   Sales initiated through the Web stores of three software publisher clients collectively accounted for approximately 29% and 25% of our sales in 1997 and 1998, respectively. We expect that a small percentage of our clients will continue to account for a substantial portion of our sales for the foreseeable future. Contracts with these clients are generally short term in nature. If any one of these contracts is not renewed or otherwise ends, our business, financial condition and operating results could be materially adversely affected.

   We market our services directly to software publishers and online retailers. These relationships are typically complex and take time to finalize. Due to operating procedures in many large organizations, a significant amount of time may pass between selection of our products by key decision makers and the signing of a contract. As a result, the period between the initial sales call and this signing of a contract with a software publisher or online retailer with significant sales potential typically ranges from six to twelve months, and can be longer. Therefore, the timing of sales from these software publisher and online retailer clients is difficult to predict. Delays in signing contracts with significant software publisher or online retailer clients could materially adversely affect our business, financial condition and operating results.

RISKS ASSOCIATED WITH ESD; MARKET ACCEPTANCE OF ESD

   Our success will depend in large part on growth in end-user acceptance of ESD as a method of distributing software products. ESD is a relatively new method of distributing software products and the growth and market acceptance of ESD is highly uncertain and subject to a number of risks. Factors that will influence market acceptance of ESD include:

     - the availability of sufficient bandwidth to enable purchasers to rapidly download software products;

     -    the cost of time-based Internet access;

     - the number of software products that are available for purchase through ESD as compared to those available through physical delivery; and

     - the level of end-user comfort with the process of downloading software via the Internet, including the ease of use and lack of concern about transaction security.

   If ESD does not achieve widespread market acceptance, our business, financial condition and operating results would be materially adversely affected. Even if ESD achieves widespread acceptance, we cannot be certain that we will overcome the substantial existing and future technical challenges associated with electronically delivering software reliably and consistently on a long-term basis. Our failure to do so would materially adversely affect our business, financial condition and operating results.

DEPENDENCE ON CONTINUED GROWTH IN ELECTRONIC COMMERCE AND INTERNET INFRASTRUCTURE DEVELOPMENT

   Sales of software products using the Internet do not currently represent a significant portion of overall software sales. We depend on the growing use and acceptance of the Internet as an effective medium of commerce by end-users. Rapid growth in the use of and interest in the Internet and other online services is a recent development. No one can be certain that acceptance and use of the Internet and other online services will continue to develop or that a sufficiently broad base of consumers will adopt, and continue to use, the Internet and other online services as a medium of commerce. We rely on purchasers of software who have historically used traditional means of commerce to purchase software products. If we are to be successful, these software purchasers must accept and use the Internet as a means of purchasing software and exchanging information and we cannot predict the rate at which purchasers will do so.

   The Internet may fail as a commercial marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. If the number of Internet users or their use of Internet resources continues to grow, it may overwhelm the existing Internet infrastructure. Delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity or increased governmental regulation could also have a similar effect. In addition, growth in Internet usage which is not matched by comparable growth in the infrastructure supporting Internet usage could result in slower response times or adversely affect usage of the Internet.

DEPENDENCE ON SOFTWARE PUBLISHERS

   We are entirely dependent upon the software publishers that supply us with software, and the availability of such software is unpredictable. Our contracts with our software publisher clients are generally one year in duration, with an automatic renewal provision for additional one-year periods, unless we are provided with a written notice at least 90 days before the end of the contract. As is common in our industry, we have no long-term or exclusive contracts or arrangements with any software publishers that guarantee the availability of software products. We cannot be certain that the software publishers that currently supply software to us will continue to do so or that we will be able to establish new relationships with software publishers. If we cannot develop and maintain satisfactory relationships with software publishers on acceptable commercial terms, if we are unable to obtain sufficient quantities of software, if the quality of service provided by such software publishers falls below a satisfactory standard or if software returned to us exceeds our clients' expectations, our business, financial condition and results or operations could be materially adversely affected.

DEPENDENCE ON ONLINE RETAILERS

   Our strategy is dependent upon increasing our sales of software products through online retailers. We have historically generated substantially all of our sales from the sale of software to end-users that were initiated through the Web stores of our software publisher clients. In 1997 and 1998, less than 6% of our sales were generated through the Web stores of our online retailer clients. We do not know if we will be successful in establishing relationships with additional online retailers or if our current relationships will continue. If we are unable to expand our relationships with online retailers, we will likely be unable to continue to grow our business and establish meaningful market share.

RISK OF LACK OF CAPACITY; RISK OF SYSTEM FAILURE; SYSTEM DEVELOPMENT RISKS

   We provide commerce, marketing and delivery services to software publishers, online retailers and end-users through our CNS transaction-processing and client management systems. The systems also maintain an electronic inventory of products and gather consumer marketing information. The satisfactory performance, reliability and availability of the CNS and the underlying network infrastructure are critical to our operations, our level of customer service, and our reputation and ability to attract and retain clients. Our systems and operations are vulnerable to damage or interruption from:

     -    fire, flood and other natural disasters; and

     -    power loss, telecommunications failure, break-ins and similar events.

   We presently have no offsite back-up facilities and do not carry sufficient business interruption insurance to fully compensate us for losses that may occur. Despite the use of network security devices, our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to accept and fulfill end-user orders. Any systems interruption that impairs our ability to accept and fill customer orders reduces the attractiveness of our product and service offerings to software publishers, online retailers and end-users, which could materially adversely affect our business, financial condition and operating results.

   We have experienced periodic interruptions, affecting all or a portion of our systems, which we believe will continue to occur from time to time. We periodically enhance and expand our technology and transaction-processing systems, and network infrastructure and other technologies to accommodate increases in the volume of traffic on the CNS. We may not be successful in our efforts to improve and increase the capacity of our network infrastructure. We may not be able to anticipate increases, if any, in the use of the CNS or to expand and upgrade its systems and infrastructure to accommodate such increases. Our inability to add software and hardware or to develop and upgrade existing technology, transaction-processing systems or network infrastructure to handle increased traffic on the CNS may cause unanticipated system disruptions, slower response times and poor customer service, including problems filling customer orders, any of which could materially adversely affect our business, financial condition and operating results. In addition, additional network capacity may not be available from third-party suppliers when we need it. Our network and our suppliers' networks may be unable to maintain an acceptable data transmission capability, especially if demands on the CNS increase. Our failure to maintain an acceptable data transmission capability could significantly reduce demand for our services, which would significantly impair our business, financial condition and operating results.

ELECTRONIC COMMERCE SECURITY RISKS

   A significant barrier to electronic commerce and communications is the secure transmission of confidential information over public networks. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary for secure transmission of confidential information, such as customer credit card numbers. A party who is able to circumvent our security measures could misappropriate proprietary information or interrupt our operations. Any such compromise or elimination of our security could materially adversely affect our business, financial condition and operating results.

   We may be required to expend significant capital and other resources to protect against such security breaches or to address problems caused by such breaches. Concerns over the security of the Internet and other online transactions and the privacy of users may also inhibit the growth of the Internet and other online services generally, and the Web in particular, especially as a means of conducting commercial transactions. To the extent that activities of the Company or third-party contractors involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our security measures may not prevent security breaches and failure to prevent such security breaches may materially adversely affect our business, financial condition and operating results.

COMPETITION

   The electronic commerce market is new, rapidly evolving and intensely competitive. We expect competition to intensify in the future, particularly in the area of electronic sale and distribution of software products. We currently compete directly with other providers of electronic commerce solutions, including CyberSource Corporation, Preview Systems, Inc., Release Software Corporation and TechWave, Inc. We compete indirectly with software companies that offer tools and services for electronic commerce, including companies that provide a broad range of

Internet and server solutions such as Microsoft Corporation and Netscape Communications Corporation. We also compete indirectly with a large number of companies that provide tools and services enabling one or more of the transaction processing functions of electronic commerce, such as transaction control, data security, customer interaction and database marketing.

   In addition, we compete with companies that use their own systems to sell and distribute software products via the Internet, including Amazon.com, Inc., beyond.com Corporation, Ingram Micro Inc. and Tech Data Corporation. We also compete with companies such as AltaVista (a subsidiary of Compaq Computer Corporation), America Online, Inc., Excite, Inc., Infoseek Corporation, Lycos, Inc. and Yahoo! Inc., which specialize in electronic commerce or derive a substantial portion of their revenues from electronic commerce and may themselves offer, or provide means for others to offer, software products.

     - We believe that the principal competitive factors in our market include:

     -    breadth of service and software product offerings;

     -    software publisher and online retailer relationships;

     -    brand recognition;

     -    system reliability and capacity;

     -    price;

     -    customer service;

     -    speed, accessibility and ease of use;

     -    convenience; and

     -    speed of fulfillment.

   The online retailers and the other companies listed above may compete directly with us by adopting a similar business model. Moreover, while some of these companies are also clients or potential clients of ours, they may compete with our electronic commerce outsourcing solution if they develop electronic commerce systems or acquire such systems from other software vendors or service providers. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than do we. In addition, larger, well-established and well-financed entities may acquire, invest in or form joint ventures with online competitors as the use of the Internet and other online services increases. In addition, new technologies and the expansion of existing technologies, such as price comparison programs that select specific titles from a variety of Internet Web sites, may direct end-users to online retailers that compete with us, which would increase competitive pressures on us. Increased competition may result in reduced operating margins, as well as a loss of market share. Further, in response to changes in the competitive environment, we may from time to time make pricing, service or marketing decisions or acquisitions that could materially adversely affect our business, financial condition and operating results. We may not be able to compete successfully against current and future competitors, and any inability to do so could materially adversely affect our business, financial condition and operating results.

RAPID TECHNOLOGICAL CHANGE

   To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of the CNS and the underlying network infrastructure. The Internet and the electronic commerce industry are characterized by rapid technological change, changes in user requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render our technology and systems obsolete. Our success will depend, in part, on our ability to both license and internally develop leading technologies to enhance our existing services, develop new services and technology that address the increasingly sophisticated and varied needs of our clients, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of the CNS technology and other proprietary technology involves significant technical and business risks. We may fail to use new technologies effectively or adapt our proprietary technology and systems to customer requirements or emerging industry standards. If we are unable to adapt to changing market conditions, client requirements or emerging industry standards, our business, financial condition and operating results could be materially adversely affected.

MANAGEMENT OF POTENTIAL GROWTH; NEW MANAGEMENT TEAM; LIMITED EXECUTIVE OFFICER RESOURCES

   We have rapidly and significantly expanded our operations and anticipate that further significant expansion will be required to address potential growth in our client base and market opportunities. From January 1, 1997 to March 5, 1999, we increased our number of employees from 11 to 148. This expansion is placing a significant strain on our managerial, operational and financial resources. Most of our existing senior management personnel joined us within the last two years, including our President, who joined us in July 1998, our Vice President of Marketing, who joined us in August 1998 and our Chief Financial Officer, who joined us in April 1998. Joel A. Ronning, our Chief Executive Officer, also serves as the Chairman of the Board of Tech Squared Inc., a principal stockholder of ours. Our new employees include a number of key managerial, technical and operations personnel who we have not yet fully integrated. We expect to add additional key personnel in the near future, including direct sales and marketing personnel. To manage the expected growth of our operations and personnel, we will be required to:

     - improve existing and implement new operational, financial and management controls, reporting systems and procedures;

     -    install new management information systems; and

     -    train, motivate and manage our employees.

   We may not be able to install management information and control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations. In addition, we may not be able to hire, train, retain, motivate and manage required personnel or to successfully identify, manage and exploit existing and potential market opportunities. If we are unable to manage growth effectively, our business, financial condition and operating results will be materially adversely affected.

DEPENDENCE ON KEY PERSONNEL; NEED FOR ADDITIONAL PERSONNEL

   Our future success significantly depends on the continued services and performance of our senior management, particularly Joel A. Ronning, our Chief Executive Officer, and Kelly J. Wical, our Chief Technology Officer. Our performance also depends on our ability to retain and motivate our other executive officers and key employees. The loss of the services of any of our executive officers or other key employees could materially adversely affect our business, financial condition and operating results. We have long-term employment agreements only with Mr. Ronning and Perry W. Steiner, our President. We only maintain a "key person" life insurance policy on Mr. Ronning. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, operations, merchandising, sales and marketing and customer service personnel. Competition for such personnel is intense, and we may not successfully attract, assimilate or retain sufficiently qualified personnel. The failure to retain and attract the necessary personnel could materially adversely affect our business, financial condition and operating results.

INTELLECTUAL PROPERTY

   Trademarks, patents, copyrights, trade secrets and other intellectual property are critical to our success, and we rely on trademark, trade secret protection and confidentiality and/or license agreements with our employees, clients, partners and others to protect our proprietary rights. We seek to protect our proprietary position by, among other methods, filing United States and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. Proprietary rights relating to our technologies will be protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or copyrights or are effectively maintained as trade secrets. While we currently have twelve patent applications pending in the United States, none has been issued. Pending patent applications may not result in patents being issued. We have filed certain petitions to correct certain fee deficiencies for our pending patent applications but these petitions may not be granted. In addition, the laws of some foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States. The patent position of high technology companies involves complex legal and factual questions and, therefore, we cannot predict their validity and enforceability with certainty. Even if issued, our patent applications may be challenged, invalidated, held unenforceable or circumvented. Further, rights granted under future patents may not provide proprietary protection or competitive advantages to us against competitors with similar technology. Others may independently develop similar technologies or duplicate technologies developed by us. We have one registered trademark for "Digital River." Effective trademark and trade secret protection may not be available in every country in which our products and services are made available online. The steps we have taken to protect our proprietary rights may not be adequate, and third parties may infringe or misappropriate our trade secrets, trademarks, trade dress and similar proprietary rights. In addition, others may independently develop substantially equivalent intellectual property. Any significant failure to protect our intellectual property in a meaningful manner could materially adversely affect our business, financial condition and operating results. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of management and technical resources, which could materially adversely affect our business, financial condition and operating results. From time to time we may receive notice of claims of infringement of other parties' proprietary rights. Any future assertions or prosecutions of such claims may materially adversely affect our business, financial condition and operating results. Defending any such claim, whether such claims are valid or not, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause product shipment delays or require us to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all. If a third party succeeds in any infringement action against us and we fail or are unable to develop non-infringing technology or license the infringed or similar technology on a timely basis, our business, financial condition and operating results could be materially adversely affected.

LIABILITY FOR SOFTWARE PRODUCTS CONTENT

   Claims may be made against us for negligence, copyright or trademark infringement or other theories based on the nature and content of software products that are delivered electronically and subsequently distributed to others. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify us for all liability that may be imposed. Any costs or imposition of liability that is not covered by insurance or in excess of insurance coverage could materially adversely affect our business, financial condition and operating results.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

   We require substantial working capital to fund our business. We have had significant operating losses and negative cash flow from operations since inception and expect to continue to do so for the foreseeable future. We believe our existing capital resources, will be sufficient to meet our capital requirements for at least the next 24 months. Our capital requirements depend on several factors, including the rate of market acceptance of our products, the ability to expand our client base, the growth of sales and marketing and other factors. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. Additional financing may not be available when needed on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we maybe unable to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures, which could materially adversely affect the Company's business, financial condition and operating results.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

   We are not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally, export control laws and laws or regulations directly applicable to electronic commerce. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet covering issues such as:

     -    user privacy;

     -    pricing;

     -    content;

     -    copyrights;

     -    distribution; and

     -    characteristics and quality of products and services.

   Furthermore, the growth and development of the market for electronic commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for our products and services and increase our cost of doing business, or otherwise adversely affect our business, financial condition and operating results.

   The applicability of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, export or import matters, obscenity and personal privacy to the Internet is uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes to such laws intended to address these issues, including some recently proposed changes, could create uncertainty in the Internet marketplace. Such uncertainty could reduce demand for our services or increase the cost of doing business due to increased costs of litigation or increased service delivery costs.

   In addition, as our services are available over the Internet in multiple states and foreign countries, such jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each such state of foreign country. We are qualified to do business only in Minnesota, Iowa and Washington. Failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties and could result in our inability to enforce contracts in such jurisdictions. New legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other electronic services could materially adversely affect our business, financial condition and operating results.

RISK OF INTERNATIONAL SALES

   Although we sell software products to end-users outside the United States, we might not succeed in expanding our international presence. Conducting business outside of the United States is subject to certain risks, including:

     -    changes in regulatory requirements and tariffs;

     -    reduced protection of intellectual property rights;

     -    difficulties in distribution;

     -    the burden of complying with a variety of foreign laws; and

     - political or economic constraints on international trade or instability.

   In addition, some software exports from the United States are subject to export restrictions as a result of the encryption technology in such software and we may become liable to the extent we violate such restrictions. We might not successfully market, sell and distribute our products in local markets and we cannot be certain that one or more of such factors will not materially adversely affect our future international operations, and consequently, our business, financial condition and operating results.

SALES AND OTHER TAXES

   We do not currently collect sales, use or other similar taxes with respect to ESD or shipments of software products into states other than Minnesota. However, one or more local, state or foreign jurisdictions may seek to impose sales or use tax collection obligations on out of state companies, such as Digital River, which engage in electronic commerce. In addition, any new operation in states outside Minnesota could subject shipments into such states to state sales or use taxes under current or future laws. A successful assertion by one or more states or any foreign country that we should collect sales, use or other taxes on the sale of merchandise could materially adversely affect our business, financial condition and operating results.

CONTROL BY EXISTING STOCKHOLDERS

   As of February 1, 1999, our executive officers, directors and affiliates beneficially own approximately 33% of the outstanding shares of Common Stock. As a result, they may have the ability to effectively control us and direct our affairs and business, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying, deferring or preventing a change in control of Digital River, and make some transactions more difficult or impossible without the support of such stockholders, including proxy contests, mergers involving Digital River, tender offers, open-market purchase programs or other purchases of Common Stock that could give our stockholders the opportunity to realize a premium over the then-prevailing market price for shares of Common Stock.
                                       17.

VOLATILITY OF STOCK PRICE

   The trading price of our Common Stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to factors such as:

     -    actual or anticipated variations in quarterly operating results;

     -    announcements of technological innovations;

     -    new products or services offered by Digital River or our competitors;

     -    changes in financial estimates by securities analysts;

     -    conditions or trends in the Internet and online commerce industries;

     - changes in the economic performance and/or market valuations of other Internet, online service industries;

     - changes in the economic performance and/or market valuations of other Internet, online service or retail companies;

     - announcements by the Company of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

     -    additions or departures of key personnel;

     -    sales of Common Stock; and

     -    other events or factors, many of which are beyond our control.

   In addition, the stock market in general, and the Nasdaq National Market and the market for Internet-related and technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. The trading prices of many technology companies' stocks are at or near historical highs and these trading prices and multiples are substantially above historical levels. These trading prices and multiples may not be sustained. These broad market and industry factors may materially, adversely affect the market price of the Common Stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against such companies. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which would materially adversely affect the Company's business, financial condition and operating results.

YEAR 2000 COMPLIANCE

   Like many other companies, Year 2000 computer issues create certain risks for Digital River. If our internal management information systems and external electronic commerce information systems do not correctly recognize the process date information beyond the year 1999, it could have a significant adverse impact on the Company's ability to process client and end-user transactions, which could create significant potential liability for the Company. To address potential Year 2000 issues with its internal and external systems, we have evaluated these systems. Remediation is proceeding, and we currently plan to have changes to these systems completed and tested by March 31, 1999. These activities are intended to encompass all of our major systems, including electronic commerce, sales processing, sales and financial systems. The initial assessment indicated that certain internal systems should be upgraded or replaced as part of a solution to the Year 2000 problem. The costs incurred to date related to these programs have not been material. The estimated cost to be incurred by us in the future is not expected to exceed $10,000. These estimates do not include potential costs related to any customer or other claims or the cost of internal software and hardware replaced in the normal course of business. These estimates are based on our current assessment of the projects and may change as the project progresses.

   We are also working with key suppliers of products and services to monitor their progress toward Year 2000 compliance. The failure of a major supplier to become Year 2000 Compliant on a timely basis, or any system conversion by a supplier that is incompatible with our systems could materially adversely affect our business, financial condition and operating results. In addition our business, financial condition and operating results may be materially adversely affected if our end-users are unable to use their credit cards due to the Year 2000 issues that are not rectified by their credit card vendors.

   We have begun internal discussions concerning contingency planning to address potential problem areas with internal systems and with suppliers and other third parties. We expect assessment, remediation and contingency planning activities to continue throughout calendar year 1999 with the goal of resolving all material internal and external systems and third party issues.

   We deem "Year 2000 Compliant" to mean software that can individually, and in combination with all other systems, products or processes with which the software is designed to interface, continue to operate successfully (both in functionality and performance in all material respects) over the transition into the twenty first century when used in accordance with the documentation relating to such software. Year 2000 Compliance includes being able to, before, on and after January 1, 2000 substantially conform to the following:

     - use logic pertaining to dates which allow users to identify and/or use the century portion of any date fields without special processing;

     - respond to all date elements and date input to resolve any ambiguity as to century in a disclosed, defined and pre-determined manner; and

     -    provide date information in ways which are unambiguous as to century.

   This may be achieved by permitting or requiring the century to be specified or where the data element is represented without a century, the correct century is unambiguous for all manipulations involving that element.

ITEM 2.   PROPERTIES.

   The Company currently subleases approximately 32,900 square feet of office and warehouse space in Eden Prairie, Minnesota. The sublease agreement expires on July 31, 2003. The Company also leases on a month to month basis approximately 7,000 square feet of warehouse space from Tech Squared, Inc. in Edina, Minnesota. Rent for the warehouse space is calculated pursuant to a formula based on square footage utilized. In addition, the Company has a month to month lease for approximately 900 square feet of office space in suburban London that houses its European sales office. The Company believes that its facilities will be adequate to accommodate the Company's needs for the foreseeable future.

ITEM 3.   LEGAL PROCEEDINGS.

   From time to time, the Company may be involved in litigation relating to claims arising out of its ordinary course of business. The Company presently is not subject to any material legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   None.

                                      PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

   The Company's Common Stock is traded on the Nasdaq National Market under the symbol "DRIV." Public trading of the Common Stock commenced on August 11, 1998. Prior to that, there was no public market for the Common Stock. The following table sets forth, for the periods indicated, the high and low sale price per share of the Common Stock on the Nasdaq National Market.

 1998                                              HIGH             LOW
 Third Quarter (from August 11, 1998)            $  13.25        $   5.00
 Fourth Quarter                                  $  44.00        $   5.63

 1999
 First Quarter (through March 5, 1999)           $  61.38        $  27.44

   As of March 5, 1999 there were approximately 190 holders of record of the Company's Common Stock. On March 5, 1999, the last sale price reported on the Nasdaq National Market System for the Company's Common Stock was $31.13 per share.

   The Company has never declared or paid any cash dividends on its capital stock. The Company intends to retain any future earnings to support operations and to finance the growth and development of the Company's business and does not anticipate paying cash dividends for the foreseeable future.

   The effective date of the Company's first registration statement, filed on Form S-1 under the Securities Act of 1933 (File No. 333-56787), was August 11, 1998 (the "Registration Statement"). The class of securities registered was Common Stock and all securities registered were sold in this initial public offering (the "IPO"). The managing underwriters for the offering were BT Alex. Brown, BancAmerica Robertson Stephens and Bear, Stearns & Co. Inc. Pursuant to the Registration Statement, the Company sold 3,000,000 shares of its Common Stock for an aggregate gross offering price of $25.5 million.

   In connection with the IPO, the Company incurred expenses of approximately $2.8 million, of which approximately $1.8 million represented underwriting discounts and commissions and approximately $1 million represented other expenses related to the offering. All such expenses were direct or indirect payments to others. The net offering proceeds to the Company were $22.7 million.

   Through December 31, 1998, the Company has used $1.7 million of the net proceeds from the IPO to purchase equipment and software and $4.3 million of the net proceeds for working capital and general corporate purposes. The Company has invested the net proceeds in short-term, investment-grade, interest bearing financial instruments. The use of the proceeds from the offering does not represent a material change in the use of the proceeds described in the Registration Statement.

   Since January 1, 1998, the Company has sold and issued the following unregistered securities:

   From January 1, 1998 to June 2, 1998, the Company sold an aggregate of 3,471,834 shares of Common Stock to certain investors for an aggregate purchase price of $9,792,000.

   From January 1, 1998 to November 10, 1998, the Company granted stock options to employees, directors and consultants covering an aggregate of 1,678,285 shares of the Company's Common Stock (net of cancellations), at exercise prices varying from $3.00 to $11.75. Through November 10, 1998 (the date of filing of the Company's Form S-8), a total of 16,666 shares were exercised in accordance with Rule 701.

   From January 1, 1998 to June 2, 1998, the Company has issued warrants to purchase 539,176 shares of Common Stock with a weighted average exercise price of $3.00.

   In April 1998, the Company sold 1,500,000 shares of the Company's Series A Preferred Stock (which converted into 1,000,000 shares of Common Stock upon consummation of the Company's IPO) to Wasserstein Adelson Ventures, L.P. for an aggregate purchase price of $3,000,000.

   The sales and issuances of the unregistered securities in the transactions described above were deemed to be exempt from registration under the Act in reliance upon Section 4(2) of the Act, Regulation D promulgated thereunder, Regulation S promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Act, as transactions by an issuer not involving any public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in such transactions. All recipients had adequate access, through their relationship with the Company, to information about the Company.

   There were no underwritten offerings employed in connection with the sales and issuances of the unregistered Securities in any of the transactions set forth above.

ITEM 6.   SELECTED FINANCIAL DATA.


                                                                                                                   PERIOD FROM
                                                                                                                    INCEPTION
                                                                                                                   (FEBRUARY 9,
                                                                       YEAR ENDED DECEMBER 31,                       1994) TO
                                                       ---------------------------------------------------------   DECEMBER 31,
                                                           1998           1997           1996           1995            1994
                                                       ------------  -------------   ------------   ------------   -------------
                                                                       (in thousands, except per share data)
 STATEMENT OF OPERATIONS DATA:
   Sales ....................................          $  20,911     $   2,472       $    111       $      -         $     -
   Cost of sales.............................             17,487         2,052             95              -               -
                                                       -----------   -----------     ----------     ----------       ---------
      Gross profit...........................              3,424           420             16              -               -
   Operating expenses:
      Sales and marketing....................              9,514         1,501             68              3               -
      Product development and operations.....              5,432         1,528            230            130               -
      General and administrative.............              3,171           929            415             32              13
                                                       -----------   -----------     ----------     ----------       ---------
           Total operating expenses..........             18,117         3,958            713            165              13
                                                       -----------   -----------     ----------     ----------       ---------
   Loss from operations......................            (14,693)       (3,538)          (697)          (165)            (13)
      Interest income........................                895            53              8             22               5
                                                       -----------   -----------     ----------     ----------       ---------
   Net loss..................................          $  13,798)    $  (3,485)       $  (689)      $   (143)        $    (8)
                                                       -----------   -----------     ----------     ----------       ---------
                                                       -----------   -----------     ----------     ----------       ---------
   Basic and diluted net loss per share (1)..          $   (1.01)    $   (0.46)       $ (0.13)      $  (0.03)        $ (0.00)
                                                       -----------   -----------     ----------     ----------       ---------
                                                       -----------   -----------     ----------     ----------       ---------
   Shares used in per share computation (1)..             13,691         7,514          5,333          5,333           5,333


                                                                                  DECEMBER 31,
                                                     ------------------------------------------------------------------
                                                        1998           1997           1996         1995         1994
                                                     ----------    ----------      ----------   ----------    ---------
                                                                                (in thousands)
      BALANCE SHEET DATA:
           Cash and cash equivalents . . . .         $   63,503     $   2,126      $    800     $    487      $   679
           Short-term investments  . . . . .             10,894             -             -            -            -
           Working capital (deficit) . . . .             70,563         1,244         (451)          478          667
           Total assets  . . . . . . . . . .             80,328         3,405         1,202          635          783
           Accumulated deficit . . . . . . .           (18,123)       (4,325)         (840)        (152)          (8)
           Total stockholders' equity
           (deficit) . . . . . . . . . . . .             74,587         2,329          (58)          627          770


________________
(1) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the method employed to determine the number of shares used to compute per share amounts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH "SELECTED FINANCIAL DATA" AND THE COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE DISCUSSION IN THIS REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON THE CURRENT EXPECTATIONS OF THE COMPANY, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE THIS INFORMATION. THE CAUTIONARY STATEMENTS MADE IN THIS REPORT SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS REPORT. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE.

OVERVIEW

   Digital River is a leading provider of comprehensive electronic commerce outsourcing solutions to software publishers and online retailers. The Company was incorporated in February 1994 and commenced offering products for sale through its clients' Web stores in August 1996. From inception through August 1996, the Company had no sales, and its activities related primarily to the development of its Commerce Network Server ("CNS") technology related to electronic commerce. In 1996, the Company began to focus its business development efforts on building its inventory of software products through contracts with software publishers and had contracts with a total of 1,479 and 953 software publishers as of December 31, 1998 and 1997, respectively. In 1997, the Company began to develop distribution relationships with online retailers and had contracts with a total of 1,095 and 105 online retailers as of December 31, 1998 and 1997, respectively. During the year ended December 31, 1998, the Company completed transactions for 1,149 software publishers and 426 online retailers.

   The Company derives its revenue primarily from sales of third-party software. The Company has contractual relationships with its software publisher and online retailer clients which obligate the Company to pay to the client a specified percentage of each sale. Revenues from the sale of software products, net of estimated returns, are recognized upon either delivery through electronic software delivery ("ESD") or shipment of the physical product to the end-user. The amount payable to the software publisher or online retailer is reported as cost of sales. The Company bears full credit risk with respect to substantially all sales. Sales of software products that are delivered through ESD accounted for 63% of sales for the year ended December 31, 1998. The Company maintains a supply of packaged software to meet the physical delivery requirements of its clients, which supply is primarily held on consignment. In late 1998, the Company began development of a transaction fee-based e-commerce service. Although there can be no assurance that the Company will derive any revenue from this service, the Company expects to begin offering this service in 1999.

   The Company has a limited operating history upon which investors may evaluate its business and prospects. Since inception, the Company has incurred significant losses, and as of December 31, 1998 had an accumulated deficit of approximately $18.1 million. The Company intends to continue to expend significant financial and management resources on the development of additional services, sales and marketing, improved technology and expanded operations. As a result, the Company expects to incur additional losses and continued negative cash flow from operations for the foreseeable future, and such losses are anticipated to increase from current levels. There can be no assurance that the Company's sales will increase or even continue at their current level or that the Company will achieve or maintain profitability or generate cash from operations in future periods. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as electronic commerce. To address these risks, the Company must, among other things, maintain existing and develop new relationships with software publishers and online retailers, implement and successfully execute its business and marketing strategy, continue to develop and upgrade its technology and transaction-processing systems, provide superior customer service and order fulfillment, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's current and future expense levels are based largely on its planned operations and estimates of future sales. Sales and operating results generally depend on the volume and timing of orders received, which are difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in sales would immediately and adversely affect the Company's business, financial condition and results of operations. In view of the rapidly evolving nature of the Company's business and its limited operating history, the Company is unable to accurately forecast its sales and believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

RESULTS OF OPERATIONS

     The following table sets forth consolidated statement of operations data for the periods indicated as a percentage of revenues:


                                                    YEAR ENDED DECEMBER 31,
                                                 ----------------------------
                                                  1998       1997      1996
                                                 -------    ------    -------
Sales. . . . . . . . . . . . . . . . . . . . .   100.0%     100.0%    100.0%
Cost of sales. . . . . . . . . . . . . . . . .     83.6       83.0      85.6
                                                 ------     ------    ------
    Gross profit . . . . . . . . . . . . . . .     16.4       17.0      14.4

Operating expenses:
    Sales and marketing. . . . . . . . . . . .     45.5       60.7      61.2
    Product development and operations . . . .     26.0       61.8     207.2
    General and administrative . . . . . . . .     15.2       37.6     373.9
                                                 ------     ------    ------
        Total operating expenses . . . . . . .     86.7      160.1     642.3
                                                 ------     ------    ------
Loss from operations . . . . . . . . . . . . .    (70.3)    (143.1)   (627.9)
    Interest income. . . . . . . . . . . . . .      4.3        2.1       7.2
                                                 ------     ------    ------
Net loss . . . . . . . . . . . . . . . . . . .    (66.0)%   (141.0)%  (620.7)%
                                                 ------     ------    ------
                                                 ------     ------    ------


YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

   SALES. The Company derives its revenue primarily from sales of third-party software. The Company recognizes revenue from the sale of software products upon delivery through ESD or shipment of the physical product to the end-user. Sales are comprised of the gross selling price of software sold by the Company, net of estimated returns, plus any outbound shipping and handling charges, as well as gross revenue generated by certain merchandising activities. The Company bears credit risk with respect to substantially all sales. The Company's sales increased to $20.9 million for the year ended December 31, 1998, from $2.5 million for the year ended December 31, 1997 and $111,000 for the year ended December 31, 1996. The sales increases in 1998 and 1997 were a result of significant growth in the number of the Company's software publisher and online retailer clients as well as the increasing market acceptance of ESD. The 1998 sales growth was also a function of merchandising activities implemented during 1998 which increased the average sales volume generated by the Company's software
publisher clients.   International sales accounted for 24%, 31% and 32% of
total sales in the years ended December 31, 1998, 1997 and 1996, respectively.

   GROSS PROFIT. Cost of sales consists primarily of the amount payable to the software publishers and online retailers for product sold to the end-user and outbound and inbound shipping and distribution costs for physical product. Cost of sales increased substantially during 1998 and 1997, reflecting the Company's growth in sales. During the years ended December 31, 1998, 1997 and 1996, the Company's gross profit margins were 16.4%, 17.0% and 14.4%. The gross profit margin declined in 1998 primarily as a result of the addition of certain lower margin software publishers in the second half of 1997 and the higher cost impact of a greater proportion of sales in 1998 involving physical shipments. The Company has historically generated higher gross margins on sales through online retailer client Web stores compared to sales through software publisher client Web stores. There can be no assurance, however, that the Company will continue to generate higher gross margins on sales through online retailer client Web stores. In each of the years ended December 31, 1998 and 1997, less than 6% of the Company's sales were generated through online retailer client Web stores. The Company expects that an increasing percentage of its sales will be generated through online retailers. The Company believes that Internet commerce and related services will become more competitive in the near future. Accordingly, the Company may reduce or alter its pricing structure and policies in the future and any such change would reduce gross margins.

   SALES AND MARKETING. Sales and marketing expense consists primarily of personnel and related expenses, advertising and promotional expenses, bad debt expense and credit card transaction fees. Sales and marketing expense increased to $9.5 million from $1.5 million and $68,000 for the years ended December 31, 1998, 1997 and 1996, respectively, resulting from additional sales and marketing personnel and related expenses, increased advertising and promotional expense, increased bad debt expense and increased credit card transaction fees due to the increased sales. The primary components of the increase in 1998 from 1997 were an increase in advertising and marketing expenditures of $3.2 million and an increase in wages and benefits of $1.5 million. As a percentage of sales, sales and marketing expense decreased to 45.5% in the year ended December 31, 1998, from 60.7% in the year ended December 31, 1997, primarily reflecting the Company's growth in sales. The primary components of the increase in 1997 from 1996 were an increase in wages and benefits of $799,000 and an increase in advertising and marketing expenditures of $315,000. As a percentage of sales, sales and marketing expense decreased to 60.7% in the year ended December 31, 1997, from 61.2% in the year ended December 31, 1996, primarily reflecting the Company's growth in sales. The Company expects that sales and marketing expense will continue to increase in absolute dollars as the Company continues to build its sales and marketing infrastructure and to develop marketing programs.

   PRODUCT DEVELOPMENT AND OPERATIONS. Product development and operations expense consists primarily of personnel and related expenses and consulting associated with developing, enhancing and maintaining the Company's CNS and related facilities, internal systems and telecommunications infrastructure as well as customer service and phone order functions. Product development and operations expense increased to $5.4 million from $1.5 million and $230,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The increase was primarily related to increased personnel and consulting costs related to developing, enhancing and maintaining the Company's CNS, customer service and related facilities on a 24 hour a day, seven day per week basis. The primary components of the increase in 1998 from 1997 were an increase in consulting costs of $1.4 million and an increase in wages and benefits of $1.2 million. As a percentage of sales, product development and operations expense decreased to 26.0% in the year ended December 31, 1998, from 61.8% in the year ended December 31, 1997, primarily reflecting the Company's growth in sales. The primary components of the increase in 1997 from 1996 were an increase in wages and benefits of $653,000 and an increase in consulting costs of $233,000. As a percentage of sales, product development and operations expense decreased to 61.8% in the year ended December 31, 1997, from 207.2% in the year ended December 31, 1996, primarily reflecting the Company's growth in sales.

The Company believes that continued investment in product development and operations is critical to attaining its strategic objectives and, and as a result, expects product development and operations expenses will continue to increase significantly in absolute dollars.

   GENERAL AND ADMINISTRATIVE. General and administrative expense consists principally of executive, accounting and administrative personnel and related expenses, including deferred compensation expense, professional fees, and recruiting expense. General and administrative expense increased to $3.2 million from $929,000 and $415,000 for the years ended December 31, 1998, 1997 and 1996, respectively, primarily due to increased personnel related expense and professional fees. The primary components of the increase from 1998 to 1997 were an increase in deferred compensation expense of $1.2 million and an increase in wages and benefits of $346,000. As a percentage of sales, general and administrative expense decreased to 15.2% in the year ended December 31, 1998, from 37.6% in the year ended December 31, 1997, primarily reflecting the Company's growth in sales. As a percentage of sales, general and administrative expense decreased to 37.6% in the year ended December 31, 1997, from 373.9% in the year ended December 31, 1996, primarily reflecting the Company's growth in sales. The Company expects general and administrative expense, excluding the impact of deferred compensation expense, to increase in absolute dollars in the future, particularly as the Company continues to build infrastructure to support growth and incurs additional costs associated with being a public company. As a percentage of sales, these expenses are expected to decrease as sales increase.

   INTEREST INCOME. Interest income consists of earnings on the Company's cash, cash equivalents and short-term investments. Interest income increased to $895,000 from $53,000 and $8,000 for the years ended December 31, 1998, 1997 and 1996, respectively, resulting from changes in average cash and cash equivalent balances. The Company expects interest income to increase in the first quarter of 1999, reflecting a full quarter of interest income on the proceeds from the December 1998 public stock offering, and then begin to decrease as cash is used to fund operations and is used for investments in infrastructure.

   INCOME TAXES. The Company has incurred a net loss for each period since inception. As of December 31, 1998, the Company had approximately $19.4 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2009. Due to the uncertainty of future profitability, a valuation allowance equal to the deferred tax asset has been recorded. Certain changes in ownership resulting from the sales of Common Stock will limit the future annual realization of the tax net operating loss carryforwards to a specified percentage of the Company under Section 382 of the Internal Revenue Code. The Company paid no income taxes in the years ended December 31, 1998, 1997 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

   In August 1998, the Company completed its initial public offering in which the Company sold 3,000,000 shares of Common Stock. Net proceeds to the Company were $22.7 million after expenses. In December 1998, the Company completed a follow-on public offering in which the Company sold 2,200,000 shares of Common Stock. Net proceeds to the Company were $48.1 million after expenses. Prior to the Company's initial public offering and follow-on offering, the Company financed its operations primarily through the private placement of equity securities, which yielded an aggregate of $19.3 million of net proceeds.

   Net cash used in operating activities in the years ended December 31, 1998, 1997 and 1996 was $9.0 million, $2.6 million and $409,000, respectively. Net cash used for operating activities in each of these periods was primarily the result of net losses, offset in part by increases in accounts payable, accrued expenses and non-cash expenses.

   Net cash used in investing activities in the years ended December 31, 1998, 1997 and 1996 was $14.5 million, $984,000 and $133,000, respectively.
Net cash used in investing activities in each of these periods was related to the purchases of property and equipment and patent acquisition costs and the purchase of short-term investments in 1998. The property and equipment purchased consisted primarily of computer hardware and software.

   Net cash provided by financing activities in the years ended December 31, 1998, 1997 and 1996 was $84.9 million, $4.9 million and $855,000, respectively. The cash provided by financing activities was the result of proceeds from sales of the Company's Common Stock in 1998, 1997 and 1996 and the sale of the Company's Series A Preferred Stock in April 1998.

   As of December 31, 1998 the Company had approximately $63.5 million of cash and cash equivalents and $10.9 million of short-term investments. The Company's principal commitments consisted of obligations outstanding under operating leases. Although the Company has no material commitments for capital expenditures, it anticipates it will expend approximately $9.0 million over the next 24 months on capital expenditures based on the Company's current anticipated growth rate. The Company anticipates that it will continue to add computer hardware resources, deploy additional commerce servers worldwide, and expand its primary office facility during the next twelve months. The Company further anticipates that it will expend approximately $19.0 million over the next 24 months on product development based on the Company's current anticipated growth rate in operations. There can be no assurance, however that the Company's growth rate will continue at current levels or that it will meet the Company's current expectations. The Company may also use cash to acquire or license technology, products or businesses related to the Company's current business. The Company also anticipates that it will continue to experience significant growth in its operating expenses for the foreseeable future and that its operating expenses will be a material use of the Company's cash resources.

   The Company believes that existing cash, cash equivalents and short-term investments, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 24 months, although the Company may seek to raise additional capital during that period. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

YEAR 2000 COMPLIANCE

   Like many other companies, Digital River faces risks associated with Year 2000 computer issues. If the Company's internal management information systems and external electronic commerce information systems do not correctly recognize the process date information beyond the year 1999, it could have a significant adverse impact on the Company's ability to process client and end-user transactions, which could create significant potential liability for the Company. To address potential Year 2000 issues with its internal and external systems, the Company has evaluated such systems. Remediation is proceeding, and the Company currently plans to have changes to these systems completed and tested by March 31, 1999. These activities are intended to encompass all major categories of systems used by the Company, including electronic commerce, sales processing, sales and financial systems. The initial assessment indicated that certain internal systems should be upgraded or replaced as part of a solution to the Year 2000 problem. The costs incurred to date related to these programs have not been material. The estimated cost to be incurred by the Company in the future is not expected to exceed $10,000. These estimates do not include potential costs related to any customer or other claims or the cost of internal software and hardware replaced in the normal course of business. These estimates are based on the current assessment of the projects and is subject to change as the project progresses.

   The Company is also working with key suppliers of products and services to determine that their operations and products are Year 2000 Compliant or to monitor their progress toward Year 2000 compliance, as appropriate. The failure of a major supplier to become Year 2000 Compliant on a timely basis, or any system conversion by a supplier that is incompatible with the Company's systems could have a material adverse effect on the Company's business, financial condition and operating results. In addition the Company's business, financial condition and operating results may be materially adversely affected to the extent its end-users are unable to use their credit cards due to the Year 2000 issues that are not rectified by their credit card vendors.

   In addition, the Company has begun internal discussions concerning contingency planning to address potential problem areas with internal systems and with suppliers and other third parties. It is expected that assessment, remediation and contingency planning activities will be on-going throughout calendar year 1999 with the goal of appropriately resolving all material internal and external systems and third party issues.

   As used by the Company, "Year 2000 Compliant" shall mean software that can individually, and in combination and in conjunction with all other systems, products or processes with which they are required or designed to interface, continue to be used normally and to operate successfully (both in functionality and performance in all material respects) over the transition into the twenty-first century when used in accordance with the documentation relating to such software, including being able to, before, on and after January 1, 2000 substantially conform to the following: (i) use logic pertaining to dates which allow users to identify and/or use the century portion of any date fields without special processing; (ii) respond to all date elements and date input so as to resolve any ambiguity as to century in a disclosed, defined and pre-determined manner; and (iii) provide date information in ways which are unambiguous as to century. This may be achieved by permitting or requiring the century to be specified or where the data element is represented without a century, the correct century is unambiguous for all manipulations involving that element.

ITEM 7a.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK.

   The Company does not enter into financial instruments for trading or speculative purposes and does not currently utilize derivative financial instruments. The operations of the Company are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk. The Company has no long-term debt.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   The Company's Financial Statements and Notes thereto appear beginning at page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

                                      PART III

   Certain information required in Part III of this Report is incorporated by reference to the Company's Proxy Statement in connection with the Company's 1999 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 10.   Directors and Executive Officers of the Registrant.

   (a)    Identification of Directors:

               The information concerning the Company's directors and nominees is incorporated by reference to the Company's Proxy Statement in connection with the Company's 1999 Annual Meeting to be in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

   (b)    Identification of Executive Officers:

               Please refer to the section entitled "Executive Officers" in part I, Item 1 hereof.

   (c)    Compliance with Section 16(a) of the Exchange Act:

               Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) during the 1998 fiscal year and Form 5 and amendments thereto furnished to the Company with respect to fiscal year 1998, no director, officer, or beneficial owner of more than 10 percent of any class of equity security of the Company has failed to file on a timely basis, as disclosed by the above forms, reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended during the 1998 fiscal year, except for one initial report of ownership covering one transaction was filed late by Mr. Lansing.

ITEM 11.  EXECUTIVE COMPENSATION.

   The information required in Item 11 of Part III of this report is incorporated by reference to the Company's Proxy Statement in connection with the Registrant's 1999 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   The information required in Item 12 of Part III of this report is incorporated by reference to the Company's Proxy Statement in connection with the Registrant's 1999 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   The information required in Item 13 of Part III of this Report is incorporated by reference to the Company's Proxy Statement in connection with the Registrant's 1999 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

   (a)    The following documents are filed as part of this report:

     (1) Index to Consolidated Financial Statements and Report of Independent Public Accountants.

     The consolidated financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.


                                                                       PAGE
                                                                       ----
 Report of Independent Public Accountants                               F-1
 Consolidated Balance Sheets                                            F-2
 Consolidated Statements of Operations                                  F-3
 Consolidated Statements of Stockholders' Equity (Deficit)              F-4
 Consolidated Statements of Cash Flows                                  F-5
 Notes to Consolidated Financial Statements                             F-6


     (2)  Financial Statement Schedules.

     Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is included in the financial statements or notes thereto.

     (3)  Exhibits.


EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
-------        -------------------------------------------------------
3.1 (1)        Amended and Restated Certificate of Incorporation of the
               Registrant, as currently in effect.

3.2 (1)        Bylaws of the Registrant, as currently in effect.

4.1 (1)        Specimen Stock Certificate.

10.1 (1) Form of Indemnity Agreement between Registrant and each of its directors and executive officers.

10.2 (1)       1998 Stock Option Plan.

10.3 (1)+      Distributor Agreement dated April 23, 1997 by and between Corel
               Corporation and the Registrant.

10.4 (1) Employment and Non-Competition Agreement effective May 25, 1998 by and between Joel A. Ronning and the Registrant.

10.5 (1) Fujitsu Modification Agreement dated December 11, 1997 by and between Joel A. Ronning, the Registrant, Fujitsu Limited and
               MacUSA, Inc.

10.6 (1)       Heads of Agreement for International Agreement dated February 25,
               1998 by and between Christopher J. Sharples, David A. Taylor and the Registrant.

10.7 (1)       Stock Subscription Warrant for Shares of Common Stock dated
               February 26, 1998 by and between Christopher Sharples and
               Registrant.

10.8 (1)       Termination of Lease Letter dated April 30, 1998 by and between
               Tech Squared, Inc. and Registrant.

10.9 (1)       Services Agreement dated July 30, 1998 by and between Tech
               Squared, Inc. and Registrant.

10.10 (1)      Stock Option Agreement dated December 28, 1995 by and between
               Joel A. Ronning and MacUSA, Inc.

10.11 (1)      Form of Registration Rights Agreement by and between Wasserstein
               Adelson Ventures, L.P., certain other investors and Registrant.



10.12 (1)      Form of Conditional Warrant to Purchase Common Stock dated April
               22, 1998 by and between Wasserstein Adelson Ventures, L.P. and
               Registrant.

10.13 (1)      Form of Warrant to Purchase Common Stock by and between certain investors and Registrant.

10.14 (1)      Form of Registration Rights Agreement by and between certain investors and Registrant.

10.15 (1)      Consent to Assignment and Assumption of Lease dated April 22,
               1998 by and between CSM Investors, Inc., IntraNet Integration
               Group, Inc. and Registrant.

10.16 (1)      Employment Agreement effective July 30, 1998 by and between Perry
               W. Steiner and the Registrant.

21.1 (1)       Subsidiaries of Digital River, Inc.

23.1           Consent of Independent Public Accountants.

24.1           Power of Attorney. Reference is made to the signature page.

27.1           Financial Data Schedule.


__________________

+ Confidential treatment has previously been granted for portions of this exhibit.

(1) Incorporated by reference to the indicated exhibit in the Company's Registration Statement on Form S-1 (File No. 333-56787), declared effective on August 11, 1998.

   (b) The Registrant filed no reports on Form 8-K in the fourth quarter of 1998.

   (c)    See Exhibits listed under Item 14(a)(3).

   (d) The financial statement schedules required by this item are listed under 14(a)(2).

                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Eden Prairie, State of Minnesota, on the 19th day of March 1999.

                                DIGITAL RIVER, INC.

                              By:  /s/  JOEL A. RONNING
                                 -------------------------------------------
                                        Joel A. Ronning
                                        CHIEF EXECUTIVE OFFICER AND DIRECTOR


                                 POWER OF ATTORNEY

          KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joel A. Ronning and Robert E. Strawman and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



        SIGNATURE                      TITLE                         DATE
---------------------------   ------------------------------   -----------------

/s/  JOEL A. RONNING          Chief Executive Officer and        March 19, 1999
---------------------------     Director (Principal Executive
     Joel A. Ronning            Officer)

/s/  ROBERT E. STRAWMAN       Chief Financial Officer and        March 19, 1999
---------------------------     Treasurer (Principal Financial
     Robert E. Strawman         and Accounting Officer)

/s/  PERRY W. STEINER         President and Director             March 19, 1999
---------------------------
     Perry W. Steiner

/s/  WILLIAM LANSING          Director                           March 19, 1999
---------------------------
     William Lansing

/s/  THOMAS F. MADISON        Director                           March 19, 1999
---------------------------
     Thomas F. Madison

/s/  CHARLES E. REESE, JR.    Director                           March 19, 1999
---------------------------
     Charles E. Reese, Jr.

/s/  CHRISTOPHER J. SHARPLES  Director                           March 19, 1999
----------------------------
     Christopher J. Sharples

/s/  J. PAUL THORIN           Director                           March 19, 1999
----------------------------
     J. Paul Thorin

/s/  TIMOTHY C. CHOATE        Director                           March 19, 1999
----------------------------
     Timothy C. Choate


                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Digital River, Inc.:

     We have audited the accompanying consolidated balance sheets of Digital River, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digital River, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                   ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
  January 27, 1999

                                DIGITAL RIVER, INC.

                            CONSOLIDATED BALANCE SHEETS
                                 AS OF DECEMBER 31
                         (IN THOUSANDS, EXCEPT SHARE DATA)


                                                               1998      1997
                                                             --------  --------
                           ASSETS
 CURRENT ASSETS:
   Cash and cash equivalents                                  $63,503    $2,126
   Short-term investments                                      10,894         -
   Accounts receivable, net allowance of $129 and $20           1,487        94
   Prepaid expenses and other                                     420       100
                                                              -------   -------
           Total current assets                                76,304     2,320
                                                              -------   -------
 PROPERTY AND EQUIPMENT:
   Property and equipment                                       4,539     1,035
   Less- Accumulated depreciation                                (625)     (132)
                                                              -------   -------
           Net property and equipment                           3,914       903
 OTHER ASSETS                                                     110       182
                                                              -------   -------
           Total assets                                       $80,328    $3,405
                                                              -------   -------
                                                              -------   -------

              LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Accounts payable                                            $3,880      $720
   Accrued payroll                                                807       197
   Due to related party                                           175        46
   Other accrued liabilities                                      879       113
                                                              -------   -------
           Total current liabilities                            5,741     1,076
                                                              -------   -------
 COMMITMENTS AND CONTINGENCIES (Notes 3 and 7)

 STOCKHOLDERS' EQUITY:
   Preferred Stock, $.01 par value, 5,000,000 shares
    authorized; no shares issued or outstanding                     -         -
   Common stock, $.01 par value, 45,000,000 shares
    authorized; 19,544,791 and 9,241,881 shares issued and
    outstanding                                                   195        92
 Additional paid-in capital                                    93,883     6,562
 Deferred compensation                                         (1,368)        -
 Accumulated deficit                                          (18,123)   (4,325)
                                                              -------   -------
           Total stockholders' equity                          74,587     2,329
                                                              -------   -------
           Total liabilities and stockholders' equity         $80,328    $3,405
                                                              -------   -------
                                                              -------   -------


The accompanying notes are an integral part of these consolidated financial statements.

                                 DIGITAL RIVER, INC.

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE YEARS ENDED DECEMBER 31
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                   1998        1997       1996
                                                 ---------   --------   --------
 SALES                                           $ 20,911    $ 2,472    $   111

 COST OF SALES                                     17,487      2,052         95
                                                 --------    -------    -------
           Gross profit                             3,424        420         16

 OPERATING EXPENSES:
 Sales and marketing                                9,514      1,501         68
      Product development and operations            5,432      1,528        230
      General and administrative                    3,171        929        415
                                                 --------    -------    -------
           Total operating expenses                18,117      3,958        713
                                                 --------    -------    -------
 LOSS FROM OPERATIONS                            (14,693)    (3,538)      (697)

 INTEREST INCOME                                      895         53          8
                                                 --------    -------    -------
           Net loss                             $(13,798)   $(3,485)    $ (689)
                                                 --------    -------    -------
                                                 --------    -------    -------
 BASIC AND DILUTED NET LOSS PER SHARE           $  (1.01)   $ (0.46)    $(0.13)
                                                 --------    -------    -------
                                                 --------    -------    -------
 BASIC AND DILUTED WEIGHTED AVERAGE COMMON
      SHARES OUTSTANDING                           13,691      7,514      5,333
                                                 --------    -------    -------
                                                 --------    -------    -------


The accompanying notes are an integral part of these consolidated financial statements.

                                DIGITAL RIVER, INC.

             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (IN THOUSANDS)


                                                                                                                         Total
                                              Preferred Stock      Common Stock                 Deferred              Stockholder's
                                            ------------------   -----------------   Paid-In     Compen-  Accumulated    Equity
                                             Shares     Amount   Shares     Amount   Capital     sation    Deficit      (Deficit)
                                            ---------   ------   ------     ------   -------     ------    -------     -----------
 BALANCE, December 31, 1995                            $   -      5,333     $  53    $  725          $-     $ (151)       $  627
    Issuance of warrant in exchange for
     financing services                          -         -          -         -         4           -          -             4
    Net loss                                     -         -          -         -         -           -       (689)         (689)
                                            -------    -----    -------     -----   -------      ------    -------       -------
 BALANCE, December 31, 1996                      -         -      5,333        53       729           -       (840)          (58)
    Convertible debentures exchanged for
     common stock                                -         -      1,018        10       987           -          -           997
    Sales of common stock                        -         -      2,831        28     4,746           -          -         4,774
    Common stock issued in Fujitsu
     agreement                                   -         -         60         1       100           -          -           101
    Net loss                                     -         -          -         -         -           -     (3,485)       (3,485)
                                            -------    -----    -------     -----   -------      ------    -------       -------
 BALANCE, December 31, 1997                      -         -      9,242        92     6,562           -     (4,325)        2,329
    Sales of common stock                        -         -      8,679        87    80,581           -          -        80,668
    Sales of preferred stock                 1,500        15          -         -     2,810           -          -         2,825
    Conversion of preferred stock to
     common stock                           (1,500)      (15)     1,000        10         5           -          -            -
    Exercise of options and warrants             -         -        624         6     1,346           -          -         1,352
    Deferred compensation related to
     stock options and warrants                  -         -          -         -     2,579      (2,579)         -             -
    Deferred compensation expense                -         -          -         -         -       1,211          -         1,211
    Net loss                                     -         -          -         -         -           -    (13,798)      (13,798)
                                            -------    -----    -------     -----   -------      ------    -------       -------
 BALANCE, December 31, 1998                      -      $  -     19,545      $195   $93,883     $(1,368)   $(18,123)     $74,587
                                            -------    -----    -------     -----   -------      ------    -------       -------
                                            -------    -----    -------     -----   -------      ------    -------       -------



The accompanying notes are an integral part of these consolidated financial statements.

                                DIGITAL RIVER, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE YEARS ENDED DECEMBER 31
                                   (IN THOUSANDS)


                                                                                      1998            1997          1996
                                                                                   -----------    ------------   -----------
 OPERATING ACTIVITIES:
 Net loss                                                                          $  (13,798)    $   (3,485)     $   (689)
      Adjustments to reconcile net loss to net cash used in operating activities:-
      Depreciation and amortization                                                       604            195            35
      Deferred compensation expense                                                     1,211              -             -
      Common stock granted to Fujitsu                                                       -            101             -
      Change in operating assets and liabilities:
           Accounts receivable and prepaid expenses                                    (1,713)          (184)           (9)
           Accounts payable                                                             3,160            607           108
           Accrued payroll and other accrued liabilities                                1,376            227            79
           Due to related party                                                           129           (21)            67
                                                                                   ----------     ----------     ---------
           Net cash used in operating activities                                       (9,031)        (2,560)         (409)
                                                                                   ----------     ----------     ---------
 INVESTING ACTIVITIES:
      Purchases of short-term investments                                             (15,894)             -             -
      Proceeds from sales of short-term investments                                     5,000              -             -
      Purchases of equipment                                                           (3,531)          (920)         (105)
      Patent acquisition costs                                                            (62)           (64)          (28)
                                                                                   ----------     ----------     ---------
           Net cash used in investing activities                                      (14,487)          (984)         (133)
                                                                                   ----------     ----------     ---------
 FINANCING ACTIVITIES:
 Sales of preferred and common stock                                                   83,543          4,774             -
      Exercise of options and warrants                                                  1,352              -             -
      Proceeds from convertible debentures                                                  -            147           998
      Payment of debt issuance costs and other                                              -            (51)         (143)
                                                                                   ----------     ----------     ---------
           Net cash provided by financing activities                                   84,895          4,870           855
                                                                                   ----------     ----------     ---------
 NET INCREASE IN CASH AND CASH EQUIVALENTS                                             61,377          1,326           313

 CASH AND CASH EQUIVALENTS, beginning of year                                           2,126            800           487
                                                                                   ----------     ----------     ---------
 CASH AND CASH EQUIVALENTS, end of year                                            $   63,503    $     2,126    $      800
                                                                                   ----------     ----------     ---------
                                                                                   ----------     ----------     ---------
 NONCASH INVESTING AND FINANCING ACTIVITIES:

 Convertible debentures exchanged for common stock, net of direct
    costs                                                                          $        -    $       998    $        -
                                                                                   ----------     ----------     ---------
                                                                                   ----------     ----------     ---------
      Preferred stock converted to common stock                                    $    2,825    $         -    $        -
                                                                                   ----------     ----------     ---------
                                                                                   ----------     ----------     ---------


The accompanying notes are an integral part of these consolidated financial statements.

                                DIGITAL RIVER, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1998 AND 1997

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   Digital River, Inc., a Delaware corporation, and its wholly owned subsidiaries (collectively, the Company) have developed a technology platform that allows it to provide a suite of electronic commerce services to its software publisher and online retailer clients, including electronic software delivery. Through contractual relationships with software publishers and online retailers, the Company offers software products for sale via the Internet.

   The Company was incorporated in February 1994, and was considered a development stage company through August 1996. The Company conducted its first online sale through a client's Web store in August 1996 and is still in the early stages of development. The Company has experienced significant losses since inception and has experienced significant negative cash flows from operations. The Company anticipates that operating expenses will continue to increase, resulting in continuing net losses and negative cash flows from operations for the foreseeable future.

   The Company's prospects must be considered in light of the risks frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as electronic commerce. To address these risks, the Company must, among others things, maintain existing and develop new relationships with independent software publishers and online retailers, maintain and increase its client base, implement and successfully execute its business and marketing strategy, continue to develop and upgrade its technology and transaction-processing systems, provide superior customer service and order fulfillment, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurances that the Company will be successful in addressing such risks, and the failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

PRINCIPLES OF CONSOLIDATION

   The consolidated financial statements include the accounts of Digital River, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

   The Company considers all short-term, highly liquid investments, primarily high grade commercial paper and money market accounts, that are readily convertible into known amounts of cash and that have original maturities of three months or less to be cash equivalents.

SHORT-TERM INVESTMENTS

   At December 31, 1998, short-term investments represent high grade commercial paper maturing in less than one year and classified as available-for-sale. At December 31, 1998, amortized cost approximated fair value and unrealized gains and losses were insignificant.

PROPERTY AND EQUIPMENT

   Property and equipment is stated at cost and is being depreciated under the straight-line method using lives of three to seven years. Impairment losses are recorded on long-lived assets in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment losses are measured by comparing the fair value of assets, as determined by discounting the future cash flows at a market rate of interest, to their carrying amount.

PATENTS AND ORGANIZATION COSTS

   The costs of developing patents are amortized over a three-year period utilizing the straight-line method of amortization once the patent application is filed. Organization costs are being amortized using the straight-line method over five years. Patents and organization costs are included in other assets on the accompanying consolidated balance sheets, net of accumulated amortization of $174,000 and $104,000 as of December 31, 1998 and 1997.

REVENUE RECOGNITION

   The Company derives its revenue primarily from sales of third-party software. The Company has contractual relationships with its software publisher and online retailer clients which obligate the Company to pay to the client a specified percentage of each sale. Revenues from the sale of software products, net of estimated returns, are recognized upon either the electronic delivery or shipment of the physical product to the end-user. The amount payable to the software publisher or online retailer is reported as cost of sales. The Company bears full credit risk with respect to substantially all sales. For sales on consignment, the Company takes title to merchandise, charges the customer's credit card and arranges for a third party to complete delivery to the customer. The Company is at risk of loss for collecting all sales proceeds, delivery of the merchandise and returns from customers. The Company records the full sales amount as revenue upon verification of credit card authorization and shipment of the merchandise. Sales to foreign customers accounted for 24%, 31% and 32% of sales for the years ended December 31, 1998, 1997 and 1996, respectively. One client accounted for 18% of sales for the year ended December 31, 1997. No clients accounted for more than 10% of sales for the year ended December 31, 1998.

ADVERTISING COSTS

   The costs of advertising are charged to sales and marketing expense as incurred. For the years ended December 31, 1998, 1997 and 1996, the Company incurred advertising expense of $2,569,000, $292,000 and $7,000, respectively.

PRODUCT DEVELOPMENT

   Costs associated with the development of new products and services are charged to operations as incurred. Those costs totaled $3,392,000, $1,393,000 and $230,000, for the three years ended December 31, 1998, 1997 and 1996, respectively.

NET LOSS PER SHARE

   Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. The computation of diluted earnings per common share is similar to the computation of basic loss per common share, except that the denominator is increased for the assumed conversion of convertible securities and the exercise of dilutive options using the treasury stock method. The weighted average shares used in computing basic and diluted loss per share were the same for the three years ended December 31, 1998, 1997 and 1996. Options, warrants and the Series A Preferred Stock totaling 2,883,059, 1,056,642 and 344,210 for the three years ended December 31, 1998, 1997 and 1996, respectively, were excluded from the computation of loss per share as their effect is antidilutive.

USE OF ESTIMATES

   The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from those estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

   The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," on January 1, 1998. SFAS No. 130 establishes standards for reporting and display in the financial statements of total net income and the components of all other nonowner changes in equity, referred to as comprehensive income. The Company adopted SFAS No. 130 on January 1, 1998. Adoption of SFAS No. 130 had no impact to the Company.

   The Company also adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," in 1998. SFAS No. 131 requires disclosure of business and geographic segments in the consolidated financial statements of the Company. The adoption of the disclosure requirements of SFAS No. 131 had no impact to the Company's financial statements as there is only one reportable segment.

   The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," is effective for fiscal years beginning after December 15, 1998. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. The Company believes that the adoption of SOP No. 98-1 will not have a material impact on its financial condition or results of operations.

2.   INCOME TAXES:

   Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using currently enacted tax rates. No income taxes were paid in any of the years presented.

   As of December 31, 1998, the Company had net operating loss carryforwards of approximately $19,400,000. Included in this amount is approximately $2,600,000 of deductions resulting from disqualifying dispositions of stock options. When these deductions are realized for financial statement purposes, they will not result in a reduction in income tax expense, rather the benefit will be recorded as additional paid-in-capital. These income tax net operating loss carryforwards expire beginning in the year 2009. Because of the uncertainty of future realization, a valuation allowance equal to the deferred tax asset has been recorded.

   The components of deferred income taxes are as follows:


                                                        1998           1997
                                                   -------------  --------------
 Net operating loss carryforwards                  $  6,739,000   $   1,489,000
 Nondeductible reserves and accruals                     71,000          11,000
 Depreciation and amortization                          (35,000)          5,000
 Valuation allowance                                 (6,775,000)     (1,505,000)
                                                   -------------- --------------
                                                   $          -   $           -
                                                   -------------- --------------
                                                   -------------- --------------


   Ownership changes resulting from the issuance of additional equity will limit future annual realization of the tax net operating loss carryforwards to a specified percentage of the value of the Company under Section 382 of the Internal Revenue Code.

3.   LEASE COMMITMENTS:

   The Company leases its main facility under a sublease agreement. Total rent expense, including common area maintenance charges, recognized under this lease was $172,000 for the year ended December 31, 1998. The minimum annual rents under this lease at December 31, 1998 are as follows:


 Years ending December 31:
     1999                                              $      246,000
     2000                                                     246,000
     2001                                                     246,000
     2002                                                     246,000
     2003                                                     144,000
                                                       --------------
                                                       $    1,128,000
                                                       --------------
                                                       --------------


4.   STOCKHOLDERS' EQUITY:

STOCK SPLITS

   The Company effected an 8-for-1 split of its common stock in September 1997 in the form of a stock dividend and on July 14, 1998 the Company declared a 2-for-3 reverse stock split of its common stock, which was effected on August 11, 1998. All common share, per share and weighted average share information has been restated to reflect the splits.

COMMON STOCK SALES

   In August 1998, the Company completed its initial public offering in which the Company sold 3,000,000 shares of common stock at $8.50 per share. Net proceeds to the Company after underwriting and other offering expenses were $22.7 million.

   In December 1998, the Company completed a secondary offering in which the Company sold 2,200,000 shares of common stock at $23.50 per share. Net proceeds to the Company after underwriting and other offering expenses were $48.1 million.

   The proceeds from the offerings will be used for general corporate purposes, including continued investment in product development, expansion of sales and marketing activities and working capital.

PREFERRED STOCK

   During April 1998, the Company sold 1,500,000 shares of its $.01 par value
Series A Preferred Stock in a private placement transaction.   Net proceeds
to the Company totaled $2,825,000. The preferred stock was converted to common stock on a 2-for-3 basis in conjunction with the closing of the Company's initial public offering of common stock in August 1998.

CONVERTIBLE DEBENTURES

   During 1996 the Company issued convertible debentures totaling $998,000. These debentures were converted to common stock in February 1997 at a conversion rate of $1.13 per share.

WARRANTS

   Warrants to purchase 426,820 shares of common stock issued principally in conjunction with sales of common stock at exercise prices ranging from $1.69 to $3.00 per share were outstanding as of December 31, 1998. All warrants are exercisable for a period of five years from their respective purchase dates.

   In connection with certain advisory services provided by a stockholder of the Company, the Company issued a conditional warrant (the "Advisory Warrant"). Upon consummation of the Company's initial public offering in August 1998, the Advisory Warrant ceased to be conditional as certain terms were met. The Advisory Warrant represents the right to purchase 100,000 shares of Common Stock at $3.00 per share and is exercisable for a period of five years from the date of the Company's initial public offering.

5.   STOCK OPTIONS:

   The Company's 1998 Stock Option Plan (the "Option Plan") was adopted by the Board of Directors in June 1998 as an amendment and restatement of the Amended and Restated 1995 Stock Option Plan which had been adopted in 1997. The Option Plan provides for the granting of stock options to purchase up to 2,333,333 shares of common stock. Options granted to employees under the plan expire no later than ten years after the date of grant. The exercise price must be at least 100% of the fair market value of the shares at the date of grant for incentive options. The Option Plan covers both incentive and nonstatutory stock options. Incentive stock options granted to employees who immediately before such grant owned stock directly or indirectly representing more than 10% of the voting power of all the stock of the Company, expire no later than five years from the grant date unless the option exercise price is at least 110% of the fair market value of the stock.

   In addition to shares granted under the Option Plan, during 1998 the Company granted options to purchase 605,882 shares of common stock at an exercise price of $8.50 per share to certain members of management outside of the Option Plan.

   A summary of change in outstanding options under the Option Plan is as follows:


                                           Options          Weighted
                                         Outstanding     Average $/Share
                                        -------------    ---------------
    Balance, December 31, 1995                   -                -
    Grants                                 338,665             0.60
                                         ---------           ------
    Balance, December 31, 1996             338,665             0.60
    Grants                                 496,817             1.66
    Canelled                               (42,672)            1.69
                                         ---------           ------
    Balance, December 31, 1997             792,810             1.20
    Grants                               1,389,570             8.93
    Exercised                             (220,350)            1.63
    Cancelled                              (91,673)            5.10
                                         ---------           ------
    Balance, December 31, 1998           1,870,357             6.70
                                         ---------           ------
                                         ---------           ------


  A summary of information about stock options outstanding at December 31, 1998 is as follows:


                           Options Outstanding             Options Exercisable
                      -----------------------------   ----------------------------
                         Number       Weighted Ave.       Number        Weighted
  Exercise Price       Outstanding   Life Remaining    Exercisable     Ave. Price
 ----------------     -------------  --------------   -------------   ------------
 $ 0.38                  146,666        3 years          146,666       $   0.38
   1.13-1.69             458,125        8 years          150,192           1.30
   3.00                  655,275        9 years           49,469           3.00
   7.00-9.63             813,006       9.5 years         118,500           8.45
  11.75-23.40            383,167       10 years           10,000          12.50
  -----------          ---------       ---------         -------          -----
   0.38-23.40          2,456,239        9 years          474,827           3.21
  -----------          ---------       ---------         -------          -----
  -----------          ---------       ---------         -------          -----


   The Company recorded deferred compensation for the difference between the grant price and the deemed fair value of the Company's common stock on options to purchase 454,468 shares at exercise prices of $3.00 to $7.50 during May and June 1998.

   The Company has elected to apply the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, the Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's common stock at the date of grant over the stock option exercise price. Had compensation costs for these plans been determined consistent with SFAS No. 123, the Company's net loss would have been adjusted to the following pro forma amounts:

                                       1998             1997            1996
                                   ------------      -----------    ------------
 Net loss:
      As reported                  $(13,798,000)     $(3,485,000)    $(689,000)
      Pro forma                     (15,037,000)      (3,565,000)     (704,000)

 Basic and diluted loss per share:
      As reported                         (1.01)           (0.46)        (0.13)
      Pro forma                           (1.10)           (0.47)        (0.13)


   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used: risk-free interest rates of 5.5%, 6% and 6%; no expected dividends; expected lives of five years; and a volatility factor of 1.3, 1.1 and .7 in 1998, 1997 and 1996, respectively. The weighted average fair value of the options granted in 1998, 1997 and 1996 was $8.36, $1.04 and $0.48, respectively.

6.   RELATED-PARTY TRANSACTIONS:

   As of December 31, 1998, the Company's CEO owned 46% of Tech Squared Inc. (Tech Squared) where he spends a portion of his time working as Tech Squared's Chairman. Tech Squared, through a wholly owned subsidiary, held an option to purchase 3,200,000 shares of the Company's common stock for $1.00 from the Company's CEO. In December 1998, Tech Squared partially exercised this option and as of December 31, 1998 held the option to purchase 3,000,000 shares. The Company currently conducts certain of its operations in leased facilities of Tech Squared and will continue to pay Tech Squared on the basis of square footage utilized. Rent and other direct expenses, including direct labor costs, paid to Tech Squared totaled $207,000, $160,000 and $52,000 in 1998, 1997 and 1996, respectively.

   During 1997, Tech Squared began performing fulfillment services for Digital River on physical shipments of products, for which Digital River pays Tech Squared a fulfillment fee. Tech Squared billed Digital River $246,000 and $8,000 for these services in 1998 and 1997, respectively.

   In February 1998, two stockholders, one of which is a director of the Company, entered into an agreement with the Company whereby the stockholders will help establish and oversee the international operations for the Company for a term of three years. As consideration for entering into the agreement, the stockholders each received warrants to purchase 100,000 shares of common stock, at $3.00 per share. Deferred compensation has been reflected for the estimated fair value of the services and is being recognized over the term of the agreement.

7.   COMMITMENTS AND CONTINGENCIES:

   In connection with an investment in the Company in 1994, Fujitsu Limited (Fujitsu) obtained certain rights with respect to the Company's common stock and the operations of the Company's business. In December 1997, in exchange for the issuance of 60,000 shares of the Company's common stock, Fujitsu agreed to relinquish its rights with certain exceptions. Fujitsu retained the right to designate one member to the Company's board of directors as long as its ownership percentage is not less than 10% of the Company's common stock, retained its prior share registration rights and retained certain technology rights. In 1997, the Company recorded a charge to expense for the fair value of the Common shares issued totaling $101,250, based upon the most recent private placement price per share of $1.69. As of December 31, 1998, Fujitsu held 11% of the common stock of the Company.

   The United States Department of State and Department of Commerce restrict the export of encrypting technology outside the United States. Although Digital River does not currently believe its method of conducting business is impacted to any significant degree by these restrictions, any significant change in these rules or interpretations or any failure by Digital River to comply with existing or future restrictions could have a material adverse impact on the business of Digital River.