Form 10-Q
period 1999-03-31
DIGITAL RIVER INC /DE
filed 1999-05-14
CIK 1062530

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                                  ----------

                                (612) 253-1234
              (Registrant's telephone number, including area code)

                                  ----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

   Common Stock, $0.01 par value                        20,151,288 shares
   -----------------------------                  ----------------------------
               (Class)                            Outstanding as of May 3, 1999

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               DIGITAL RIVER, INC.

                                    Form 10-Q

                                      Index

PART I.   FINANCIAL INFORMATION                                                                 PAGE
                                                                                                ----
Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets
          at March 31, 1999 and December 31, 1998.........................................       3

          Condensed Consolidated Statements of Operations
          for the three months ended March 31, 1999 and 1998..............................       4

          Condensed Consolidated Statements of Cash Flows
          for the three months ended March 31, 1999 and 1998..............................       5

          Notes to Condensed Consolidated Financial Statements............................       6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations...................................................................       7

Item 3.   Qualitative and Quantitative Disclosure about Market Risk.......................      12


PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds.......................................      13

Item 6.   Exhibits and Reports on Form 8-K................................................      13

SIGNATURES................................................................................      14

Exhibit Index.............................................................................      15


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               DIGITAL RIVER, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                        (In Thousands, Except Share Data)

                                                                            March 31,       December 31,
                                                                              1999              1998
                                                                         -------------      -------------
                                                                           (unaudited)

                             ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                               $ 50,445            $ 63,503
   Short-term investments                                                    19,949              10,894
   Accounts receivable, net                                                     743               1,487
   Prepaid expenses and other                                                   366                 420
                                                                         -------------      -------------
         Total current assets                                                71,503              76,304
PROPERTY AND EQUIPMENT, NET                                                   4,411               3,914
OTHER ASSETS                                                                    125                 110
                                                                         -------------      -------------
                                                                           $ 76,039            $ 80,328
                                                                         -------------      -------------
                                                                         -------------      -------------
                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                        $  4,835            $  3,880
   Accrued payroll                                                              688                 807
   Other current liabilities                                                    531               1,054
                                                                         -------------      -------------
         Total current liabilities                                            6,054               5,741
                                                                         -------------      -------------
STOCKHOLDERS' EQUITY:
   Preferred Stock, $.01 par value; 5,000,000 shares
      authorized; no shares issued and outstanding                                -                   -
   Common Stock, $.01 par value; 45,000,000 shares authorized;
      19,730,330 and 19,544,791 shares issued and outstanding                   197                 195
   Additional paid-in capital                                                94,449              93,883
   Deferred compensation                                                     (1,194)             (1,368)
   Accumulated deficit                                                      (23,467)            (18,123)
                                                                         -------------      -------------
         Total stockholders' equity                                          69,985              74,587
                                                                         -------------      -------------
                                                                           $ 76,039            $ 80,328
                                                                         -------------      -------------
                                                                         -------------      -------------

     See accompanying notes to condensed consolidated financial statements.

                               DIGITAL RIVER, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                (In Thousands, Except Per Share Data; Unaudited)

                                                                     Three Months Ended March 31,
                                                                     ----------------------------
                                                                       1999                 1998
                                                                     -------              -------

SALES                                                                $11,707              $ 2,270

COST OF SALES                                                          9,804                1,896
                                                                     -------              -------
         Gross profit                                                  1,903                  374
                                                                     -------              -------
OPERATING EXPENSES:
   Sales and marketing                                                 3,622                1,060
   Product development and operations                                  3,564                  703
   General and administrative                                            955                  208
                                                                     -------              -------
         Total operating expenses                                      8,141                1,971
                                                                     -------              -------
LOSS FROM OPERATIONS                                                  (6,238)              (1,597)

INTEREST INCOME                                                          894                   42
                                                                     -------              -------
         Net loss                                                    $(5,344)             $(1,555)
                                                                     -------              -------
                                                                     -------              -------
Basic and diluted net loss per share                                 $  (.27)             $  (.16)
                                                                     -------              -------
                                                                     -------              -------
Basic and diluted weighted average common shares outstanding          19,632                9,946
                                                                     -------              -------
                                                                     -------              -------

     See accompanying notes to condensed consolidated financial statements.

                               DIGITAL RIVER, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (In Thousands; Unaudited)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                   ---------------------
                                                                                      1999         1998
                                                                                   --------      -------
OPERATING ACTIVITIES:
   Net loss                                                                        $ (5,344)     $(1,555)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                     344          105
      Deferred compensation expense                                                     284            -
      Changes in assets and liabilities:
         Accounts receivable and prepaid expense                                        798         (125)
         Accounts payable                                                               955          911
         Other current liabilities                                                     (642)          38
                                                                                   --------      -------
            Net cash used in operating activities                                    (3,605)        (626)
                                                                                   --------      -------
INVESTING ACTIVITIES:
   Purchases of short-term investments                                              (17,055)           -
   Proceeds from sales of investments                                                 8,000            -
   Purchases of equipment                                                              (811)        (599)
   Patent acquisition costs                                                             (14)         (12)
   Payment of deferred costs                                                            (31)           -
                                                                                   --------      -------
            Net cash used in investing activities                                    (9,911)        (611)
                                                                                   --------      -------
FINANCING ACTIVITIES:
   Sales of Common Stock                                                                458        9,168
                                                                                   --------      -------
            Net cash provided by financing activities                                   458        9,168
                                                                                   --------      -------
            Net increase (decrease) in cash and cash equivalents                    (13,058)       7,931

CASH AND CASH EQUIVALENTS, beginning of period                                       63,503        2,126
                                                                                   --------      -------
CASH AND CASH EQUIVALENTS, end of period                                           $ 50,445      $10,057
                                                                                   --------      -------
                                                                                   --------      -------

     See accompanying notes to condensed consolidated financial statements.

                               DIGITAL RIVER, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION:

     The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's consolidated financial position, results of operations and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission. The results of operations for the period ended March 31, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1999. The December 31, 1998 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.   PRINCIPLES OF CONSOLIDATION:

     The condensed consolidated financial statements include the accounts of Digital River, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

3.   NET LOSS PER SHARE:

     Net loss per share is computed in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("FAS 128"). FAS 128 requires the Company to report both basic loss per share, which is based on the weighted-average number of common shares outstanding excluding contingently issuable or returnable shares, and diluted loss per share, which is based on the weighted-average number of common shares outstanding and dilutive potential common shares outstanding. As a result of the losses incurred by the Company for the three months ended March 31, 1999 and 1998, respectively, all potential common shares were anti-dilutive and were excluded from the diluted net loss per share calculations.

     The following table summarizes securities outstanding as of each period end which were not included in the calculation of diluted net loss per share since their inclusion would be anti-dilutive:

                                       March 31, 1999      March 31, 1998
                                       --------------      --------------
          Common Stock warrants              388,513          634,588
          Common Stock options             2,524,607          808,800

4.   SUBSEQUENT EVENTS:

     In April 1999, pursuant to an Agreement and Plan of Merger by and among the Company, Maagnum Internet Group, a Connecticut corporation ("Maagnum"), and Cyrus Maaghul, the sole shareholder of Maagnum (the "Merger Agreement"), Maagnum merged with and into the Company (the "Merger"). At the effective time of the Merger, Mr. Maaghul's shares of Maagnum common stock converted into the right to receive from the Company $2.5 million in cash, 88,809 shares of Common Stock of the Company, and up to an additional 320,161 shares of Common Stock that may be earned by Mr. Maaghul upon the achievement of certain business goals over the 24-month period following the closing date of the Merger. In addition, pursuant to a Stock Purchase Agreement dated April 1, 1999 by and between the Company and Meiman Kentjana, a key employee of Maagnum, in consideration for Mr. Kentjana's agreement to waive certain rights with respect to Maagnum, the Company issued to Mr. Kentjana on the closing date of the Merger 22,841 shares of Common Stock and gave him the right to receive up to an additional 192,374 shares of Common Stock that may be earned by Mr. Kentjana upon the achievement of certain business goals over the 24-month period following the closing date of the Merger.

     Also in April 1999, pursuant to an Asset Purchase Agreement (the "Purchase Agreement") by and among the Company, Public Software Library Ltd., a Texas limited partnership ("Seller"), and the partners of Seller, the Company purchased substantially all of the assets and assumed certain liabilities of Seller in exchange for an aggregate of 161,842 shares of Common Stock of the Company.

     In April 1999, the Company's stockholders approved the 1998 Stock Option Plan, as amended wherein the number of the number of shares of Common Stock available for grants was increased to 3,283,333 shares from 2,333,333 shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE COMPANY NOTES THAT, EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED BELOW CONTAIN FORWARD-LOOKING STATEMENTS WHICH INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY, OR INDUSTRY RESULTS, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY EXPRESSLY DISCLAIMS ANY OBLIGATION TO UPDATE THIS INFORMATION OR PUBLICLY RELEASE ANY REVISION OR REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS REPORT. SUCH FACTORS INCLUDE, AMONG
OTHERS: THE COMPANY'S LIMITED OPERATING HISTORY AND VARIABILITY OF OPERATING RESULTS, EXPECTATION OF FUTURE LOSSES, RISKS ASSOCIATED WITH ELECTRONIC SOFTWARE DELIVERY, DEPENDENCE ON THE INTERNET AND GROWTH IN ELECTRONIC COMMERCE AND INTERNET INFRASTRUCTURE DEVELOPMENT, DEPENDENCE ON SOFTWARE PUBLISHERS, DEPENDENCE ON ONLINE RETAILERS, SYSTEM DEVELOPMENT AND ELECTRONIC COMMERCE SECURITY RISKS, RAPID TECHNOLOGICAL CHANGES, COMPETITION IN THE ELECTRONIC COMMERCE INDUSTRY, THE IMPORTANCE OF ATTRACTING AND RETAINING PERSONNEL, MANAGEMENT OF THE COMPANY'S GROWTH, INTEGRATION OF ACQUIRED COMPANIES, DEPENDENCE ON KEY EMPLOYEES AND OTHER RISK FACTORS REFERENCED IN THE COMPANY'S FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998.

OVERVIEW

     The Company is a leading provider of comprehensive electronic commerce outsourcing solutions to software publishers and online retailers. The Company was incorporated in February 1994 and commenced offering products for sale through its clients' Web stores in August 1996. From inception through August 1996, the Company had no sales, and its activities related primarily to the development of its Commerce Network Server ("CNS") technology related to electronic commerce. In 1996, the Company began to focus its business development efforts on building its inventory of software products through contracts with software publishers and had contracts with a total of 1,479 and 1,677 software publishers as of December 31, 1998 and March 31, 1999, respectively. In 1997, the Company began to develop distribution relationships and had contracts with a total of 1,095 and 1,171 online retailers as of December 31, 1998 and March 31, 1999, respectively.

     The Company derives its revenue primarily from sales of third-party software. The Company has contractual relationships with its software publisher and online retailer clients which obligate the Company to pay to the client a specified percentage of each sale. Revenues from the sale of software products, net of estimated returns, are recognized upon either delivery through electronic software delivery ("ESD") or shipment of the physical product to the end-user. The amount payable to the software publisher or online retailer is reported as cost of sales. The Company bears full credit risk with respect to substantially all sales. In late 1998, the Company began development of a transaction fee based e-commerce service for products other than third-party software and began offering this service in early 1999. There can be no assurance that the Company will derive any significant revenue from this service.

     The Company has a limited operating history upon which investors may evaluate its business and prospects. Since inception, the Company has incurred significant losses, and as of March 31, 1999, had an accumulated deficit of approximately $23.5 million. The Company intends to expend significant financial and management resources on the development of additional services, sales and marketing, technology and operations to support larger-scale operations and greater service offerings. As a result, the Company expects to incur additional losses and continued negative cash flow from operations for the foreseeable future, and such losses are anticipated to increase significantly from current levels. There can be no assurance that the Company's sales will increase or even continue at their current level or that the Company will achieve or maintain profitability or generate cash from operations in future periods. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as electronic commerce. To address these risks, the Company must, among other things, maintain existing and develop new relationships with software publishers and online retailers, implement and successfully execute its business and marketing strategy, continue to develop and upgrade its technology and transaction-processing systems, provide superior customer service and order fulfillment, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's current and future expense levels are based largely on its planned operations and estimates of future sales. Sales and operating results generally depend on the volume and timing of orders received, which are difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in sales would have an immediate adverse effect on the Company's business, financial condition and results of operations. In view of the rapidly evolving nature of the Company's business and its limited operating history, the Company is unable to accurately forecast its sales and believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

RESULTS OF OPERATIONS

     The following table sets forth certain items from the Company's consolidated condensed statements of operations as a percentage of total revenues for the periods indicated.

                                                     Three Months Ended March 31,
                                                     ----------------------------
                                                      1999                  1998
                                                     ------                ------
Sales                                                 100.0%                100.0%
Cost of sales                                          83.7                  83.5
                                                     ------                ------
   Gross profit                                        16.3                  16.5
                                                     ------                ------
Operating expenses:
   Sales and marketing                                 30.9                  46.7
   Product development and operations                  30.4                  31.0
   General and administrative                           8.2                   9.2

                                                     ------                ------
Total operating expenses (1)                           69.5                  86.9
                                                     ------                ------
Loss from operations                                  (53.2)                (70.4)
                                                     ------                ------
Interest income                                         7.6                   1.9
                                                     ------                ------
Net loss                                              (45.6)%               (68.5)%
                                                     ------                ------

(1) Operating expenses include non-cash employee stock compensation charges of $284,000 (2.4% of sales) for the three months ended March 31, 1999.

SALES

     Sales increased to $11.7 million for the quarter ended March 31, 1999, up from $2.3 million for the quarter ended March 31, 1998. The increase was primarily a result of significant growth in the number of the Company's software publisher and online retailer clients as well as increasing market acceptance of ESD. International sales represented approximately 24% and 32% of sales for the three months ended March 31, 1999 and 1998, respectively.

GROSS PROFIT

     Cost of sales increased to $9.8 million in the quarter ended March 31, 1999 from $1.9 million in the quarter ended March 31, 1998. This increase reflects the Company's growth in sales. The Company's gross profit margin decreased slightly in the quarter ended March 31, 1999 due mainly to the higher cost impact of increased physical shipments in 1999. The Company believes that Internet commerce and related services will become more competitive in the near future. Accordingly, the Company may reduce or alter its pricing structure and policies in the future and any such change could reduce gross margins.

SALES AND MARKETING

     Sales and marketing expense increased to $3.6 million in the quarter ended March 31, 1999 from $1.1 million in the quarter ended March 31, 1998. This increase resulted from expanding the sales and marketing infrastructure required to increase the number of and provide support to the Company's software publisher and online retailer clients and variable expenses which increase in relation to sales. The primary components of this increase for the comparable quarters ended March 31 were an increase in advertising and marketing expenditures of $747,000, an increase in wages and benefits of $718,000 and an increase in credit card fees and chargeback costs of $475,000. As a percentage of sales, sales and marketing expense decreased to 30.9% in the quarter ended March 31, 1999 from 46.7% in the quarter ended March 31, 1998, primarily reflecting the Company's increased sales volume. The Company expects that sales and marketing expense will continue to increase in absolute dollars as the Company continues to build its sales and marketing infrastructure and to develop marketing programs.

PRODUCT DEVELOPMENT AND OPERATIONS

     Product development and operations expense increased to $3.6 million in the quarter ended March 31, 1999 from $703,000 in the quarter ended March 31,1998. The increase was primarily related to increased personnel and consulting costs related to developing, enhancing and maintaining the Company's CNS and related facilities and customer service related personnel costs. The primary components of this increase for the comparable quarters ended March 31, were an increase in wages and benefits of $465,000 and an increase in consulting costs of $1.6 million. As a percentage of sales, product development and operations expense decreased to 30.4% in the quarter ended March 31, 1999 from 31.0% in the quarter ended March 31, 1998. The Company believes that continued investment in product development and operations is critical to attaining its strategic objectives and, and as a result, expects product development and operations expenses will continue to increase in absolute dollars. As a percentage of sales, these expenses are expected to decrease as sales increase.

GENERAL AND ADMINISTRATIVE

     General and administrative expense increased to $955,000 in the quarter ended March 31, 1999 from $208,000 in the quarter ended March 31, 1998. The increase was primarily due to increased personnel and related expenses. The primary components of this increase for the comparable quarters ended March 31 were an increase in deferred compensation expense of $284,000 and an increase in wages and benefits of $275,000. As a percentage of sales, general and administrative expense decreased to 8.2% in the quarter ended March 31, 1999 from 9.2% in the quarter ended March 31, 1998, primarily reflecting the Company's growth in sales. The Company expects general and administrative expense, excluding the impact of deferred compensation expense, to increase in absolute dollars in the future, particularly as the Company continues to build infrastructure to support growth and incurs costs associated with being a public company. As a percentage of sales, these expenses are expected to decrease as sales increase.

INTEREST INCOME

     Interest income consists of earnings on the Company's cash, cash equivalents and short-term investments. The increase over the prior period was attributable to interest received on higher average cash and cash equivalent balances resulting from the sales of Common Stock in the latter half of 1998. The Company expects interest income to decrease in the future as cash is used to fund operations and is used for investments in infrastructure.

INCOME TAXES

     The Company paid no income taxes in any reported period. The Company has incurred a net loss for each period since inception. As of March 31, 1999, the Company had approximately $24.0 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2009. Due to the uncertainty of future profitability, a valuation allowance equal to the deferred tax asset has been recorded. Certain changes in ownership that resulted from the sales of Common and Preferred Stock will limit the future annual realization of the tax net operating loss carryforwards to a specified percentage under Section 382 of the Internal Revenue Code.

LIQUIDITY AND CAPITAL RESOURCES

     In the first three months of 1999, the Company used $3.6 million of cash to fund operations and made additions of equipment and software totaling $811,000. The Company also purchased $17.1 million in short-term investments which were partially offset by $8.0 million in sales of investments.

     As of March 31, 1999 the Company had approximately $50.4 million of cash and cash equivalents and $19.9 million of short-term investments. The Company's principal commitments consisted of obligations outstanding under operating leases. Although the Company has no material commitments for capital expenditures, it anticipates an increase in the rate of capital expenditures consistent with its anticipated growth in operations, infrastructure and personnel. The Company anticipates that it will expend approximately $8.0 million over the next 21 months on capital expenditures based on the Company's current anticipated growth rate. The Company further anticipates that it will expend approximately $17.0 million over the next 21 months on product development based on the Company's current anticipated growth rate in operations. The Company may also use cash to acquire or license technology, products or businesses related to the Company's current business. The Company also anticipates that it will continue to experience significant growth in its operating expenses for the foreseeable future and that its operating expenses will be a material use of the Company's cash resources. The Company believes that existing sources of liquidity, will provide adequate cash to fund its operations for at least the next 21 months.

YEAR 2000 COMPLIANCE

     Like many other companies, Year 2000 computer issues create certain risks for the Company. If the Company's internal management information systems and external electronic commerce information systems do not correctly recognize and process date information beyond the Year 1999, there could be an adverse impact on the Company's operations. To address these Year 2000 issues with its internal and external systems, the Company has evaluated such systems. The Company believes it has completed all activities to remediate Year 2000 issues as of March 31, 1999, although it will continue testing throughout the year. These activities are intended to encompass all major categories of systems used by the Company, including electronic commerce, sales processing, sales and financial systems. The costs incurred to date related to these programs have not been material. The cost which will be incurred by the Company prospectively is not expected to exceed $10,000. The total cost estimate does not include potential costs related to any customer or other claims or the cost of internal software and hardware replaced in the normal course of business. The total cost estimate is based on the current assessment of the projects and is subject to change as the project progresses.

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

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

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

     Through March 31, 1999, the Company has used $2.5 million of the net proceeds from the IPO to purchase equipment and software and $7.9 million of the net proceeds for working capital and general corporate purposes. The Company has invested the net proceeds in short-term, investment-grade, interest bearing financial instruments. The use of the proceeds from the offering does not represent a material change in the use of the proceeds described in the Registration Statement.

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

     (2)  See Note 3 to Condensed Consolidated Financial Statements.

(b)       REPORTS ON FORM 8-K

          No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 14, 1999                DIGITAL RIVER, INC.



                                   By:  /s/ Robert E. Strawman
                                        ----------------------
                                         Robert E. Strawman
                                         Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)

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