Form 10-Q
period 1999-06-30
DIGITAL RIVER INC /DE
filed 1999-08-11
CIK 1062530

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                               -------------------

                                 (612) 253-1234
              (Registrant's telephone number, including area code)

                               -------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /


       Common Stock, $0.01 par value                 20,559,775 shares
       -----------------------------           -------------------------------

       (Class)                                 Outstanding as of July 31, 1999


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               DIGITAL RIVER, INC.

                                    Form 10-Q

                                      Index


PART I.   FINANCIAL INFORMATION                                             PAGE

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets
          at June 30, 1999 and December 31, 1998.........................     3

          Condensed Consolidated Statements of Operations
          for the three and six months ended June 30, 1999 and 1998......     4

          Condensed Consolidated Statements of Cash Flows
          for the six months ended June 30, 1999 and 1998................     5

          Notes to Condensed Consolidated Financial Statements...........     6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................     8

Item 3.   Qualitative and Quantitative Disclosure about Market Risk......    13


PART II. OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds......................    14

Item 4.   Submission of Matters to a Vote of Security Holders............    15

Item 6.   Exhibits and Reports on Form 8-K...............................    16

SIGNATURES ..............................................................    17

EXHIBIT INDEX ...........................................................    18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               DIGITAL RIVER, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                        (In Thousands, Except Share Data)

                                                                        June 30,        December 31,
                                                                          1999              1998
                                                                      ------------      ------------
                                                                      (unaudited)
                                    ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                          $     31,515      $     63,503
   Short-term investments                                                   30,793            10,894
   Accounts receivable, net                                                  1,095             1,487
   Prepaid expenses and other                                                  433               420
                                                                      ------------      ------------
               Total current assets                                         63,836            76,304

PROPERTY AND EQUIPMENT, NET                                                  4,841             3,914

GOODWILL, NET AND OTHER ASSETS                                              22,151               110
                                                                      ------------      ------------
                                                                      $     90,828      $     80,328
                                                                      ============      ============
                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                   $      6,332      $      3,880
   Accrued payroll                                                           1,064               807
   Other current liabilities                                                   907             1,054
                                                                      ------------      ------------
               Total current liabilities                                     8,303             5,741

STOCKHOLDERS' EQUITY:
   Preferred Stock, $.01 par value; 5,000,000 shares
     authorized; no shares issued and outstanding                                -                 -
   Common Stock, $.01 par value; 45,000,000 shares authorized;
     20,531,947 and 19,544,791 shares issued and outstanding                    205               195
   Additional paid-in capital                                              113,447            93,883
   Deferred compensation                                                      (982)           (1,368)
   Accumulated deficit                                                     (30,145)          (18,123)
                                                                      -------------     ------------
               Total stockholders' equity                                   82,525            74,587
                                                                      -------------     ------------
                                                                      $     90,828      $     80,328
                                                                      =============     ============

See accompanying notes to condensed consolidated financial statements.

                               DIGITAL RIVER, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                (In Thousands, Except Per Share Data; Unaudited)


                                                                   Three Months Ended          Six Months Ended
                                                                        June 30,                   June 30,
                                                                -----------------------   -----------------------
                                                                   1999         1998        1999           1998
                                                                ----------   ----------   ----------   ----------
SALES                                                           $   15,814   $    3,476   $   27,521   $    5,746

COST OF SALES                                                       12,832        2,895       22,636        4,791
                                                                ----------   ----------   ----------   ----------
               Gross profit                                          2,982          581        4,885          955
                                                                ----------   ----------   ----------   ----------
OPERATING EXPENSES:
   Sales and marketing                                               4,346        2,373        7,969        3,433
   Product development and operations                                3,726          908        7,290        1,611
   General and administrative                                        1,070        1,205        2,024        1,413
   Amortization of goodwill and other acquisition
      related costs                                                  1,302            -        1,302            -
                                                                ----------   ----------   ----------   ----------
               Total operating expenses                             10,444        4,486       18,585        6,457
                                                                ----------   ----------   ----------   ----------
LOSS FROM OPERATIONS                                                (7,462)      (3,905)     (13,700)      (5,502)

INTEREST INCOME                                                        784          108        1,678          150
                                                                ----------   ----------   ----------   ----------
               Net loss                                         $   (6,678)  $   (3,797)  $  (12,022)  $   (5,352)
                                                                ==========   ==========   ==========   ==========
Basic and diluted net loss per share                            $    (0.33)  $    (0.30)  $    (0.60)  $    (0.47)
                                                                ----------   ----------   ----------   ----------
Basic and diluted weighted average common shares outstanding        20,169       12,632       19,900       11,279
                                                                ==========   ==========   ==========   ==========


See accompanying notes to condensed consolidated financial statements.

                               DIGITAL RIVER, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (In Thousands; Unaudited)

                                                                                                    Six Months Ended
                                                                                                        June 30,
                                                                                          ---------------------------------
                                                                                                1999              1998
                                                                                          ---------------   ---------------
OPERATING ACTIVITIES:
   Net loss                                                                               $  (12,022)       $  (5,352)
   Adjustments to reconcile net loss to net cash used in operating activities:
         Amortization of goodwill and other acquisition related costs                          1,302                -
         Depreciation and other amortization                                                     748              259
         Deferred compensation expense                                                           496              689
         Changes in assets and liabilities:
            Accounts receivable and prepaid expenses                                             572             (383)
            Accounts payable                                                                     885            1,124
            Other current liabilities                                                             94              214
                                                                                           ----------         ---------
               Net cash used in operating activities                                          (7,925)          (3,449)
                                                                                           ----------         ---------

INVESTING ACTIVITIES:
   Purchases of short-term investments                                                       (59,899)          (4,894)
   Proceeds from sales of investments                                                         40,000                -
   Acquisitions, net of cash received                                                         (3,320)               -
   Purchases of equipment                                                                     (1,569)          (1,578)
   Patent acquisition costs                                                                      (26)             (23)
                                                                                           ---------         ---------
                Net cash used in investing activities                                        (24,814)          (6,495)
                                                                                           ---------         ---------

FINANCING ACTIVITIES:
   Sales of Common Stock                                                                         751           12,617
   Payment of debt issuance costs and other                                                        -              (44)
                                                                                           ---------         ---------
                Net cash provided by financing activities                                        751           12,573
                                                                                           ---------         ---------
               Net increase (decrease) in cash and cash equivalents                          (31,988)           2,629
                                                                                           ---------         ---------

CASH AND CASH EQUIVALENTS, beginning of period                                                63,503            2,126
                                                                                           ---------         ---------
CASH AND CASH EQUIVALENTS, end of period                                                   $  31,515         $  4,755
                                                                                           =========         =========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
   Issuance of Common Stock in connection with acquisitions and purchase of assets         $  18,713         $      -
                                                                                           =========         =========


See accompanying notes to condensed consolidated financial statements.

                               DIGITAL RIVER, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION:

     The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's consolidated financial position, results of operations and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission. The results of operations for the period ended June 30, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1999. The December 31, 1998 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.   PRINCIPLES OF CONSOLIDATION:

     The condensed consolidated financial statements include the accounts of Digital River, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

3.   NET LOSS PER SHARE:

     Basic loss per share is computed using the weighted-average number of common shares outstanding excluding contingently issuable or returnable shares, and diluted loss per share is computed using the weighted-average number of common shares outstanding and dilutive potential common shares outstanding. As a result of the losses incurred by the Company for the six months ended June 30, 1999 and 1998, respectively, all potential common shares were anti-dilutive and were excluded from the diluted net loss per share calculations.

     The following table summarizes securities outstanding as of each period end which were not included in the calculation of diluted net loss per share since their inclusion would be anti-dilutive:

                                          June 30, 1999       June 30, 1998
                                          -------------       -------------
            Preferred Stock                           -           1,000,000
            Common Stock warrants               388,513             803,008
            Common Stock options              2,712,766           1,532,087

4.   ACQUISITIONS AND PURCHASES OF ASSETS:

     In April 1999, pursuant to an Agreement and Plan of Merger by and among the Company, Maagnum Internet Group, a Connecticut corporation ("Maagnum"), and Cyrus Maaghul, the sole shareholder of Maagnum, Maagnum merged with and into the Company (the "Merger"). At the effective time of the Merger, Mr. Maaghul's shares of Maagnum common stock converted into the right to receive from the Company $2.5 million in cash, 88,809 shares of Common Stock of the Company, and up to an additional 320,161 shares of Common Stock that may be earned by Mr. Maaghul upon the achievement of certain business goals over the 24-month period following the closing date of the Merger. In addition, pursuant to a Stock Purchase Agreement dated April 1, 1999 by and between the Company and Meiman Kentjana,
                                       6.

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

     Also in April 1999, pursuant to an Asset Purchase Agreement by and among the Company, Public Software Library Ltd., a Texas limited partnership ("Seller"), and the partners of Seller, the Company purchased substantially all of the assets and assumed certain liabilities of Seller in exchange for an aggregate of 161,842 shares of Common Stock of the Company.

     In June 1999, pursuant to an Agreement and Plan of Merger and Reorganization by and among the Company, Universal Commerce, Incorporated, a Delaware corporation ("RegNow"), certain stockholders of RegNow (the "Stockholders"), RegNow merged with and into the Company (the "RegNow Merger"). At the effective time of the RegNow Merger, the Stockholders received from the Company $2.0 million in cash and 306,884 shares of Common Stock of the Company in exchange for all outstanding RegNow shares. In addition, the Stockholders may receive additional shares of Common Stock upon the achievement of certain revenue goals over the 12-month period following the closing date of the RegNow Merger. In addition, certain individuals who are Stockholders are also eligible to receive up to an additional $2 million in cash if they remain employees of the Company for a period of 12 months following the closing date of the RegNow Merger.

     Each of the above transactions was accounted for using the purchase method. The purchase price in each transaction was allocated substantially to goodwill, which is being amortized over three years. If any earn-out payments, as listed above, are earned, they will be recognized as compensation expense in the period in which the required milestones are achieved.

     The following unaudited pro forma condensed results of operations for the six months ended June 30, 1999 and 1998 have been prepared as if each of the three transactions had occurred on January 1, 1999 and 1998, respectively:

                                                      Six Months Ended
                                                          June 30,
                                               --------------------------
                                                  1999            1998
                                               ----------       ---------
                                                     (In Thousands)
         Sales                                 $31,509          $ 8,464
         Loss from operations                  (16,103)          (9,294)
         Net loss                              (14,526)          (9,265)
         Basic and diluted loss per share      $ (0.71)         $ (0.78)


     This financial information does not purport to represent results that would actually have been obtained if the transactions had been in effect on January 1, 1999 and 1998 or any future results that may in fact be realized.

5.   SUBSEQUENT EVENT:

     In July 1999, the Company entered into a definitive agreement with Tech Squared Inc., an owner of approximately 15% of the Company's Common Stock, whereby the Company will purchase certain Tech Squared's assets consisting of
3.0 million shares of the Company's Common Stock and $1.2 million of cash in exchange for 2.65 million shares of the Company's Common Stock, thus resulting in a net 350,000 shares being retired from outstanding shares. The transaction will be accounted for as a tax-free reorganization. The transaction is subject to approval by the shareholders of Tech Squared and other pre-closing conditions including the sale or liquidation of the operations of Tech Squared. The Company may, under certain circumstances prior to closing, cancel the transaction. The closing of this transaction is anticipated to take place in the Company's fourth quarter of 1999.

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

OVERVIEW

     The Company is a leading provider of comprehensive electronic commerce outsourcing solutions to software publishers and online retailers. The Company was incorporated in February 1994 and commenced offering products for sale through its clients' Web stores in August 1996. From inception through August 1996, the Company had no sales, and its activities related primarily to the development of its Commerce Network Server ("CNS") technology related to electronic commerce. In 1996, the Company began to focus its business development efforts on building its inventory of software products through contracts with software publishers and in 1997, the Company began to develop distribution relationships through contracts with online retailers. In the second quarter of 1999 the Company added approximately 3,000 software publisher clients through its acquisition of three commerce outsourcing providers to the shareware publishing industry, Maagnum Internet Group, Public Software Library and Universal Commerce, Incorporated. As of June 30, 1999, the Company had approximately 4,800 software publisher clients and 1,200 online retailer clients.

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

     The Company has a limited operating history upon which investors may evaluate its business and prospects. Since inception, the Company has incurred significant losses, and as of June 30, 1999, had an accumulated deficit of approximately $30.1 million. The Company intends to expend significant financial and management resources on the development of additional services, sales and marketing, technology and operations to support larger-scale operations and greater service offerings. As a result, the Company expects to incur additional losses and continued negative cash flow from operations for the foreseeable future, and such losses are anticipated to increase significantly from current levels. There can be no assurance that the Company's sales will increase or even continue at their current level or that the Company will achieve or maintain profitability or generate cash from operations in future periods. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as electronic commerce. To address these risks, the Company must, among other things, maintain existing and develop new relationships with software publishers and online retailers, implement and successfully execute its business and marketing strategy, continue to develop and upgrade its technology and transaction-processing systems, provide superior customer service and order fulfillment, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's current and future expense levels are based largely on its planned operations and estimates of future sales. Sales and operating results generally depend on the volume and timing of orders received, which are difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in sales would have an immediate adverse effect on the Company's business, financial condition and results of operations. In view of the rapidly evolving nature of the Company's business and its limited operating history, the Company is unable to accurately forecast its sales and believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

RESULTS OF OPERATIONS

     The following table sets forth certain items from the Company's consolidated condensed statements of operations as a percentage of total revenues for the periods indicated.

                                                                  Three Months Ended             Six Months Ended
                                                                       June 30,                     June 30,
                                                                 --------------------          -------------------
                                                                   1999         1998            1999         1998
                                                                 -------      -------          -------      ------

Sales                                                             100.0%        100.0%          100.0%      100.0%
Cost of sales                                                      81.1          83.3            82.2        83.4
                                                                  ------       -------          ------      ------
   Gross profit                                                    18.9          16.7            17.8        16.6
                                                                  ------       -------          ------      ------
Operating expenses:
   Sales and marketing                                             27.5          68.2            29.0        59.8
   Product development and operations                              23.6          26.1            26.5        28.0
   General and administrative                                       6.8          34.7             7.4        24.6
   Amortization of goodwill and other acquisition
      related costs                                                 8.2           -               4.7         -
                                                                  ------       -------          ------      ------
Total operating expenses (1)                                       66.1         129.0            67.6       112.4
                                                                  ------       -------          ------      ------
Loss from operations                                              (47.2)       (112.3)          (49.8)      (95.8)
                                                                  ------       -------          ------      ------
Interest income, net                                                5.0           3.1             6.1         2.7
                                                                  ------       -------          ------      ------
Net loss                                                          (42.2)%      (109.2)%         (43.7)%     (93.1)%
                                                                  ======       =======          ======      ======



(1) Operating expenses include non-cash employee stock compensation charges of $284,000 and $689,000 (1.8% and 19.8% of sales, respectively) for the three months ended June 30, 1999 and 1998, respectively, and non-cash employee stock compensation charges of $496,000 and $689,000 (1.8% and 12.0% of sales, respectively) for the six months ended June 30, 1999 and 1998, respectively

SALES

     Sales increased to $15.8 million for the quarter ended June 30, 1999, up from $3.5 million for the quarter ended June 30, 1998. The increase was primarily a result of significant growth in the number of the Company's software publisher and online retailer clients as well as increasing market acceptance of ESD. International sales represented approximately 25% and 33% of sales for the six months ended June 30, 1999 and 1998, respectively.

GROSS PROFIT

     Cost of sales increased to $12.8 million in the quarter ended June 30, 1999 from $2.9 million in the quarter ended June 30, 1998. This increase reflects the Company's growth in sales. The Company's gross profit margin increased to 18.9% in the quarter ended June 30, 1999 versus 16.7% in the quarter ended June 30, 1998. This increase was due mainly to the increase in the number of higher margin, fee based orders that the Company processed during the most recent quarter. The Company believes that Internet commerce and related services will become more competitive in the near future. Accordingly, the Company may reduce or alter its pricing structure and policies in the future and any such change could reduce gross margins.

SALES AND MARKETING

     Sales and marketing expense increased to $4.3 million in the quarter ended June 30, 1999 from $2.4 million in the quarter ended June 30, 1998. This increase resulted from expanding the sales and marketing infrastructure required to increase the number of and provide support to the Company's software publisher and online retailer clients and variable expenses which increase in relation to sales. The primary components of this increase for the comparable quarters ended June 30 were an increase in wages and benefits of $691,000 and an increase in credit card fees and chargeback costs of $711,000. As a percentage of sales, sales and marketing expense decreased to 27.5% in the quarter ended June 30, 1999 from 68.2% in the quarter ended June 30, 1998, primarily reflecting the Company's increased sales volume. The Company expects that sales and marketing expense will continue to increase in absolute dollars as the Company continues to build its sales and marketing infrastructure and to develop marketing programs.

PRODUCT DEVELOPMENT AND OPERATIONS

     Product development and operations expense increased to $3.7 million in the quarter ended June 30, 1999 from $908,000 in the quarter ended June 30, 1998. The increase was primarily related to increased personnel and consulting costs related to developing, enhancing and maintaining the Company's CNS and related facilities and customer service related personnel costs. The primary components of this increase for the comparable quarters ended June 30, were an increase in consulting costs of $1.4 million, an increase in wages and benefits of $679,000 and an increase in depreciation expense of $201,000. As a percentage of sales, product development and operations expense decreased to 23.6% in the quarter ended June 30, 1999 from 26.1% in the quarter ended June 30, 1998. The Company believes that continued investment in product development and operations is critical to attaining its strategic objectives and, and as a result, expects product development and operations expenses will continue to increase in absolute dollars. As a percentage of sales, these expenses are expected to decrease as sales increase.

GENERAL AND ADMINISTRATIVE

     General and administrative expense decreased to $1,070,000 in the quarter ended June 30, 1999 from $1,205,000 in the quarter ended June 30, 1998. The decrease was primarily due to a decline in deferred compensation expense of $405,000. Offsetting this decline were increased personnel and related expenses, legal expenses and investor relations expenses. As a percentage of sales, general and administrative expense decreased to 6.8% in the quarter ended June 30, 1999 from 34.7% in the quarter ended June 30, 1998, primarily reflecting the Company's growth in sales. The Company expects general and administrative expense, excluding the impact of deferred compensation expense, to increase in absolute dollars in the future, particularly as the Company continues to build infrastructure to support growth and incurs costs associated with being a public company. As a percentage of sales, these expenses are expected to decrease as sales increase.

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

INCOME TAXES

     The Company paid no income taxes in any reported period. The Company has incurred a net loss for each period since inception. As of June 30, 1999, the Company had approximately $34.2 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2009. Due to the uncertainty of future profitability, a valuation allowance equal to the deferred tax asset has been recorded. Certain changes in ownership that resulted from the sales of Common and Preferred Stock will limit the future annual realization of the tax net operating loss carryforwards to a specified percentage under Section 382 of the Internal Revenue Code.

LIQUIDITY AND CAPITAL RESOURCES

     In the first six months of 1999, the Company used $7.9 million of cash to fund operations and made additions of equipment and software totaling $1.6 million. The Company used $3.3 million for the acquisition of Maagnum Internet Group, Public Software Library Ltd. and Universal Commerce, Incorporated, net of cash received from the acquisitions completed during the quarter. The Company also purchased $59.9 million in short-term investments which were partially offset by $40.0 million in sales of investments.

     As of June 30, 1999 the Company had approximately $31.5 million of cash and cash equivalents and $30.8 million of short-term investments. The Company's principal commitments consisted of obligations outstanding under operating leases. Although the Company has no material commitments for capital expenditures, it anticipates an increase in the rate of capital expenditures consistent with its anticipated growth in operations, infrastructure and personnel. The Company anticipates that it will expend approximately $8.0 million over the next 18 months on capital expenditures based on the Company's current anticipated growth rate. The Company further anticipates that it will expend approximately $15.0 million over the next 18 months on product development based on the Company's current anticipated growth rate in operations. The Company may also use cash to acquire or license technology, products or businesses related to the Company's current business. The Company also anticipates that it will continue to experience significant growth in its operating expenses for the foreseeable future and that its operating expenses will be a material use of the Company's cash resources. The Company believes that existing sources of liquidity will provide adequate cash to fund its operations for at least the next 18 months.

YEAR 2000 COMPLIANCE

     Like many other companies, Year 2000 computer issues create certain risks for the Company. If the Company's internal management information systems and external electronic commerce information systems do not correctly recognize and process date information beyond the Year 1999, there could be an adverse impact on the Company's operations. To address these Year 2000 issues with its internal and external systems, the Company has evaluated such systems. The Company believes it has completed all activities to remediate Year 2000 issues as of June 30, 1999, although it will continue testing throughout the year. These activities are intended to encompass all major categories of systems used by the Company, including electronic commerce, sales processing, sales and financial systems. The costs incurred to date related to these programs have been less than $25,000. The total cost does not include potential costs related to any customer or other claims or the cost of internal software and hardware replaced in the normal course of business. The total cost is subject to change should events arise that indicate a Year 2000 issue.

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

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

(c) In April 1999, pursuant to an Agreement and Plan of Merger by and among the Company, Maagnum Internet Group, a Connecticut corporation ("Maagnum"), and Cyrus Maaghul, the sole shareholder of Maagnum, Maagnum merged with and into the Company (the "Merger"). At the effective time of the Merger, Mr. Maaghul's shares of Maagnum common stock converted into the right to receive from the Company $2.5 million in cash, 88,809 shares of Common Stock of the Company, and up to an additional 320,161 shares of Common Stock that may be earned by Mr. Maaghul upon the achievement of certain business goals over the 24-month period following the closing date of the Merger. In addition, pursuant to a Stock Purchase Agreement dated April 1, 1999 by and between the Company and Meiman Kentjana, a key employee of Maagnum, in consideration for Mr. Kentjana's agreement to waive certain rights with respect to Maagnum, the Company issued to Mr. Kentjana on the closing date of the Merger 22,841 shares of Common Stock and gave him the right to receive up to an additional 192,374 shares of Common Stock that may be earned by Mr. Kentjana upon the achievement of certain business goals over the 24-month period following the closing date of the Merger.

     Also in April 1999, pursuant to an Asset Purchase Agreement by and among the Company, Public Software Library Ltd., a Texas limited partnership ("Seller"), and the partners of Seller, the Company purchased substantially all of the assets and assumed certain liabilities of Seller in exchange for an aggregate of 161,842 shares of Common Stock of the Company.

     In June 1999, pursuant to an Agreement and Plan of Merger and Reorganization by and among the Company, Universal Commerce, Incorporated, a Delaware corporation ("RegNow"), certain stockholders of RegNow (the "Stockholders"), RegNow merged with and into the Company (the "RegNow Merger"). At the effective time of the RegNow Merger, the Stockholders received from the Company $2.0 million in cash and 306,884 shares of Common Stock of the Company in exchange for all outstanding RegNow shares. In addition, the Stockholders may receive additional shares of Common Stock upon the achievement of certain revenue goals over the 12-month period following the closing date of the RegNow Merger. In addition, certain individuals who are Stockholders are also eligible to receive up to an additional $2 million in cash if they remain employees of the Company for a period of 12 months following the closing date of the RegNow Merger.

     The issuance and sale of the Common Stock was intended to be exempt from registration and prospectus delivery requirements under the Securities Act of 1933, as amended (the "Securities Act"), by virtue of Section 4(2) thereof due to, among other things, (i) the limited number of persons to whom the Common Stock was issued, (ii) the distribution of disclosure documents to the investor,
(iii) the fact that such person represented and warranted to the Company, among other things, that such person was acquiring the Common Stock for investment only and not with a view to the resale or distribution thereof, and (iv) the fact that a certificate representing the Common Stock was issued with a legend to the effect that such Common Stock had not been registered under the Securities Act or any state securities laws and could not be sold or transferred in the absence of such registration or an exemption therefrom.

(d) The effective date of the Company's registration statement, filed on Form S-1 under the Securities Act (File No. 333-56787), was August 11, 1998 (the "Registration Statement"). The class of securities registered was Common Stock and all securities registered were sold in this initial public offering (the "IPO"). The managing underwriters for the offering were BT Alex. Brown, BancAmerica

Robertson Stephens and Bear, Stearns & Co. Inc. Pursuant to the Registration Statement, the Company sold 3,000,000 shares of its Common Stock for an aggregate gross offering price of $25.5 million.

     In connection with the IPO, the Company incurred expenses of approximately $2.8 million, of which approximately $1.8 million represented underwriting discounts and commissions and approximately $1 million represented other expenses related to the offering. All such expenses were direct or indirect payments to others. The net offering proceeds to the Company were $22.7 million.

     Through June 30, 1999, the Company has used $3.3 million of the net proceeds from the IPO to purchase equipment and software, $3.3 million related to acquisitions and $12.2 million of the net proceeds for working capital and general corporate purposes. The Company has invested the net proceeds in short-term, investment-grade, interest bearing financial instruments. The use of the proceeds from the offering does not represent a material change in the use of the proceeds described in the Registration Statement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company's annual meeting of stockholders was held on April 27, 1999 (the "Annual Meeting").

     The following matters were considered and voted upon at the Annual Meeting:

     The first matter related to the election of two director nominees, Thomas
F. Madison and Charles E. Reese, Jr. as directors to serve until the 2002 annual meeting of stockholders. The votes cast for and against such nominees were as follows:


                     NAME                FOR                   WITHHELD
         ------------------------------------------------------------------
         Thomas F. Madison            14,422,502                19,235
         Charles E. Reese, Jr.        14,397,202                44,535


     The second matter related to the approval of an amendment to the Company's 1998 Stock Option Plan to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 950,000 shares. 14,420,126 votes were cast for approval and 13,146 votes were cast against approval. There were 8,465 abstentions and no broker non-votes.

     The third matter related to the ratification of the appointment of Arthur Andersen LLP as independent auditors of the Company for its fiscal year ending December 31, 1999. 14,420,126 votes were cast for ratification and 13,146 votes were cast against ratification. There were 8,465 abstentions and no broker non-votes.

     Based on these voting results, each of the directors nominated was elected and the second and third matters were approved.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS

             EXHIBIT
             NUMBER                     DESCRIPTION OF DOCUMENTS
             -------                    ------------------------
             2.1 (1)          Agreement and Plan of Merger, dated April 1,
                              1999, by and among the Registrant, Maagnum and Mr.
                              Maaghul

             2.2 (1) Stock Purchase Agreement, dated April 1, 1999, by and among the Registrant and Mr. Kentjana

             2.3 (1)          Asset Purchase Agreement, dated as of April 15,
                              1999, by and among the Registrant, Public Software
                              Library Ltd. and the partners of Public Software
                              Library Ltd.

             2.4 Agreement and Plan of Merger and Reorganization, dated June 11, 1999, by and among the Registrant, Universal Commerce, Incorporated and certain stockholders of Universal Commerce, Incorporated

             3.1 (2)          Amended and Restated Certificate of Incorporation

             3.2 (2)          Bylaws of the Registrant

             4.1 (2)          Specimen Common Stock Certificate

            11.1 (3)          Statement of Computation of Per Share Earnings

                27.1          Financial Data Schedule


     (1) Filed as an exhibit to the Company's current report on Form 8-K filed by the Company on April 16, 1999, incorporated herein by reference.

     (2) Filed as an exhibit to the Company's Registration Statement on Form S-1, File No. 333-56787, declared effective on August 11, 1998, incorporated herein by reference.

     (3)  See Note 3 to Condensed Consolidated Financial Statements.


(b)  REPORTS ON FORM 8-K

     The Company filed one current report on Form 8-K during the quarter ended June 30, 1999. The report was filed on April 16, 1999 and reported the Company's acquisition of Maagnum Internet Group and the purchase by the Company of substantially all of the assets and assumption of certain liabilities of Public Software Library Ltd.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 11, 1999        DIGITAL RIVER, INC.



                              By: /s/ Robert E. Strawman
                                  ______________________

                                  Robert E. Strawman
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

              EXHIBIT
              NUMBER                    DESCRIPTION OF DOCUMENTS
              ------                    ------------------------
             2.1 (1)          Agreement and Plan of Merger, dated April 1, 1999,
                              by and among the Registrant, Maagnum and Mr.
                              Maaghul

             2.2 (1) Stock Purchase Agreement, dated April 1, 1999, by and among the Registrant and Mr. Kentjana

             2.3 (1)          Asset Purchase Agreement, dated as of April 15,
                              1999, by and among the Registrant, Public Software
                              Library Ltd. and the partners of Public Software
                              Library Ltd.

             2.4 Agreement and Plan of Merger and Reorganization, dated June 11, 1999, by and among the Registrant, Universal Commerce, Incorporated and certain stockholders of Universal Commerce, Incorporated

             3.1 (2)          Amended and Restated Certificate of Incorporation

             3.2 (2)          Bylaws of the Registrant

             4.1 (2)          Specimen Common Stock Certificate

            11.1 (3)          Statement of Computation of Per Share Earnings

                27.1          Financial Data Schedule


     (1) Filed as an exhibit to the Company's current report on Form 8-K filed by the Company on April 16, 1999, incorporated herein by reference.

     (2) Filed as an exhibit to the Company's Registration Statement on Form S-1, File No. 333-56787, declared effective on August 11, 1998, incorporated herein by reference.

     (3)  See Note 3 to Condensed Consolidated Financial Statements.