Form 10-Q
period 1999-09-30
DIGITAL RIVER INC /DE
filed 1999-11-12
CIK 1062530

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                             --------------------------

                                 (612) 253-1234
              (Registrant's telephone number, including area code)

                             --------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes /x/    No / /

    COMMON STOCK, $0.01 PAR VALUE            20,741,918 SHARES
    -----------------------------      ----------------------------------------
    (Class)                            Outstanding as of November 5, 1999

                               DIGITAL RIVER, INC.

                                    Form 10-Q

                                      Index


PART I.        FINANCIAL INFORMATION                                                                             PAGE

Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets
               at September 30, 1999 and December 31, 1998................................................        3


               Condensed Consolidated Statements of Operations
               for the three and nine months ended September 30, 1999 and 1998............................        4


               Condensed Consolidated Statements of Cash Flows
               for the nine months ended September 30, 1999 and 1998......................................        5


               Notes to Condensed Consolidated Financial Statements.......................................        6


Item 2.        Management's Discussion and Analysis of Financial Condition and Results of
               Operations.................................................................................        8


Item 3.        Qualitative and Quantitative Disclosure about Market Risk..................................       13



PART II. OTHER INFORMATION

Item 2.        Changes in Securities and Use of Proceeds..................................................       14


Item 6.        Exhibits and Reports on Form 8-K...........................................................       15


SIGNATURES................................................................................................       16

EXHIBIT INDEX.............................................................................................       17

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              DIGITAL RIVER, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (In Thousands, Except Share Data)

                                                                                  September 30,
                                                                                       1999         December 31, 1998
                                                                                 ---------------    -----------------
                                                                                   (unaudited)
                                    ASSETS

CURRENT ASSETS:

   Cash and cash equivalents                                                          $10,730            $63,503
   Short-term investments                                                              47,537             10,894
   Accounts receivable, net                                                             2,091              1,487
   Prepaid expenses and other                                                             637                420
                                                                                    ---------           --------
               Total current assets                                                    60,995             76,304

PROPERTY AND EQUIPMENT, NET                                                             5,338              3,914

GOODWILL, NET AND OTHER ASSETS                                                         20,752                110
                                                                                    ---------           --------
                                                                                      $87,085            $80,328
                                                                                    ---------           --------
                                                                                    ---------           --------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Accounts payable                                                                    $8,839             $3,880
   Accrued payroll                                                                      1,633                807
   Other current liabilities                                                            1,169              1,054
                                                                                    ---------           --------
               Total current liabilities                                               11,641              5,741

STOCKHOLDERS' EQUITY:

   Preferred Stock, $.01 par value; 5,000,000 shares
     authorized; no shares issued and outstanding                                           -                  -
   Common Stock, $.01 par value; 45,000,000 shares authorized;
    20,730,250 and 19,544,791 shares issued and outstanding                               207                195
   Additional paid-in capital                                                         114,877             93,883
   Deferred compensation                                                                 (806)            (1,368)
   Accumulated deficit                                                                (38,834)           (18,123)
                                                                                    ---------           --------
               Total stockholders' equity                                              75,444             74,587
                                                                                    ---------           --------
                                                                                      $87,085            $80,328
                                                                                    ---------           --------
                                                                                    ---------           --------


     See accompanying notes to condensed consolidated financial statements.

                               DIGITAL RIVER, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                (In Thousands, Except Per Share Data; Unaudited)

                                                                    Three Months Ended         Nine Months Ended
                                                                       September 30,              September 30,
                                                                 ------------------------   -----------------------
                                                                     1999          1998         1999         1998
                                                                 -----------    ---------   -----------   ----------
SALES                                                              $20,068         $5,758      $47,589      $11,504

COST OF SALES                                                       16,253          4,819       38,889        9,610
                                                                 -----------    ---------   -----------   ----------
               Gross profit                                          3,815            939        8,700        1,894
                                                                 -----------    ---------   -----------   ----------
OPERATING EXPENSES:
   Sales and marketing                                               4,857          3,105       12,826        6,538
   Product development and operations                                4,025          1,292       11,315        2,903
   General and administrative                                        1,098            751        3,123        2,164

   Amortization of goodwill and other acquisition related
      costs                                                          3,275             -         4,577            -
                                                                 -----------    ---------   -----------   ----------
               Total operating expenses                             13,255          5,148       31,841       11,605
                                                                 -----------    ---------   -----------   ----------
LOSS FROM OPERATIONS                                                (9,440)        (4,209)     (23,141)      (9,711)

INTEREST INCOME                                                        752            269        2,430          419
                                                                 -----------    ---------   -----------   ----------
               Net loss                                            $(8,688)       $(3,940)    $(20,711)     $(9,292)
                                                                 -----------    ---------   -----------   ----------
                                                                 -----------    ---------   -----------   ----------
Basic and diluted net loss per share                                $(0.42)        $(0.26)      $(1.03)      $(0.74)
                                                                 -----------    ---------   -----------   ----------
                                                                 -----------    ---------   -----------   ----------
Basic and diluted weighted average common shares outstanding        20,604         14,894       20,137       12,484
                                                                 -----------    ---------   -----------   ----------
                                                                 -----------    ---------   -----------   ----------


     See accompanying notes to condensed consolidated financial statements.

                               DIGITAL RIVER, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (In Thousands; Unaudited)

                                                                                                   Nine Months Ended
                                                                                                     September 30,
                                                                                               ----------------------
                                                                                                   1999        1998
                                                                                               ------------  --------
OPERATING ACTIVITIES:
   Net loss                                                                                     $(20,711)    $(9,292)
   Adjustments to reconcile net loss to net cash used in operating activities:

         Amortization of goodwill and other acquisition related costs                              4,296            -
         Depreciation and other amortization                                                       1,238         439
         Deferred compensation expense                                                               672         959
         Changes in assets and liabilities:
            Accounts receivable and prepaid expenses                                                (628)     (1,278)
            Accounts payable                                                                       3,392       1,935
            Other current liabilities                                                                925         605
                                                                                               ------------  --------
               Net cash used in operating activities                                             (10,816)     (6,632)
                                                                                               ------------  --------

INVESTING ACTIVITIES:

   Purchases of short-term investments                                                           (94,643)    (10,840)
   Proceeds from sales of investments                                                             58,000       2,000
   Acquisitions, net of cash received                                                             (3,320)           -
   Purchases of equipment                                                                         (2,526)     (2,548)
   Patent acquisition costs                                                                         (209)        (44)
                                                                                               ------------  --------
               Net cash used in investing activities                                             (42,698)    (11,432)
                                                                                               ------------  --------
FINANCING ACTIVITIES:

   Sales of Common Stock                                                                           1,137      35,393
   Payment of deferred costs and other                                                              (396)        (44)
                                                                                               ------------  --------
               Net cash provided by financing activities                                             741      35,349
                                                                                               ------------  --------
               Net increase (decrease) in cash and cash equivalents                              (52,773)     17,285

CASH AND CASH EQUIVALENTS, beginning of period                                                    63,503       2,126
                                                                                               ------------  --------
CASH AND CASH EQUIVALENTS, end of period                                                         $10,730     $19,411
                                                                                               ------------  --------
                                                                                               ------------  --------
SUPPLEMENTAL CASH FLOW DISCLOSURE:
   Issuance of Common Stock in connection with acquisitions and purchase of assets               $18,713          $ -
                                                                                               ------------  --------
                                                                                               ------------  --------
   Issuance of Common Stock in connection with earn-out payments                                  $1,046          $ -
                                                                                               ------------  --------
                                                                                               ------------  --------


     See accompanying notes to condensed consolidated financial statements.

                               DIGITAL RIVER, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION:

     The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's consolidated financial position, results of operations and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission. The results of operations for the period ended September 30, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1999. The December 31, 1998 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.   PRINCIPLES OF CONSOLIDATION:

     The condensed consolidated financial statements include the accounts of Digital River, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

3.   NET LOSS PER SHARE:

     Basic loss per share is computed using the weighted-average number of common shares outstanding excluding contingently issuable or returnable shares, and diluted loss per share is computed using the weighted-average number of common shares outstanding and dilutive potential common shares outstanding. As a result of the losses incurred by the Company for the nine months ended September 30, 1999 and 1998, respectively, all potential common shares were anti-dilutive and were excluded from the diluted net loss per share calculations.

     The following table summarizes securities outstanding as of each period end which were not included in the calculation of diluted net loss per share since their inclusion would be anti-dilutive:


                                                            September 30, 1999         September 30, 1998
                                                           --------------------       --------------------
            Common Stock warrants                                371,086                   803,008
            Common Stock options                               3,460,985                 2,321,093

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

     In the quarter ended September 30, 1999, Messrs. Maaghul and Kentjana of Maagnum collectively received earn-out payments of 48,095 shares of Common Stock valued at $1,046,000. The Company charged to expense this amount and such amount is included in the Condensed Consolidated Statements of Operations.

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

     Each of the above transactions was accounted for using the purchase method. The purchase price in each transaction was allocated substantially to goodwill and other intangibles, which are being amortized over three years. If any earn-out payments, as listed above, are earned, they will be recognized as compensation expense in the period in which the required milestones are achieved.

     The following unaudited pro forma condensed results of operations for the nine months ended September 30, 1999 and 1998 have been prepared as if each of the above three transactions had occurred on January 1, 1999 and 1998, respectively:

                                                                     Nine Months Ended
                                                                       September 30,
                                                                   ---------------------
                                                                      1999       1998
                                                                   ----------  ---------
                                                                      (In Thousands)
         Sales                                                       $51,557     $16,293
         Loss from operations                                        (25,544)    (15,332)
         Net loss                                                    (23,215)    (15,081)
         Basic and diluted loss per share                             $(1.13)     $(1.15)

     This financial information does not purport to represent results that would actually have been obtained if the transactions had been in effect on January 1, 1999 and 1998 or any future results that may in fact be realized.

     In July 1999, the Company entered into a definitive agreement with Tech Squared Inc., an owner of approximately 15% of the Company's Common Stock, whereby the Company will purchase certain Tech Squared assets consisting of
3.0 million shares of the Company's Common Stock and $1.2 million of cash in exchange for 2.65 million shares of the Company's Common Stock, thus resulting in a net 350,000 shares being retired from outstanding shares. The transaction will be accounted for as a tax-free reorganization. The transaction is subject to approval by the shareholders of Tech Squared and other pre-closing conditions including the sale or liquidation of the operations of Tech Squared. The Company may, under certain circumstances prior to closing, cancel the transaction. The closing of this transaction is anticipated to take place in the Company's fourth quarter of 1999.

5.   STOCK OPTIONS:

     In August, 1999, the Board of Directors adopted the 1999 Non-Officer Stock Option Plan (the "Non-Officer Plan"). The Non-Officer Plan provides for the issuance of nonstatutory stock options to selected employees and consultants to purchase up to 1,300,000 shares of Common Stock. Terms and conditions of the Non-Officer Plan are generally similar to the Company's 1998 Stock Option Plan.

6.   SUBSEQUENT EVENT:

     In October 1999, pursuant to an Asset Purchase Agreement by and among the Company, Walnut Creek CDROM, Inc. ("Walnut Creek"), and the sole shareholder of Walnut Creek, the Company purchased certain assets of Walnut Creek in exchange for $1 million in cash and 143,885 shares of Common Stock of the Company.

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

OVERVIEW

     The Company is a leading provider of comprehensive electronic commerce outsourcing solutions to software publishers and online retailers. The Company was incorporated in February 1994 and commenced offering products for sale through its clients' Web stores in August 1996. From inception through August 1996, the Company had no sales, and its activities related primarily to the development of its Commerce Network Server ("CNS") technology related to electronic commerce. In 1996, the Company began to focus its business development efforts on building its inventory of software products through contracts with software publishers and in 1997, the Company began to develop distribution relationships through contracts with online retailers. In the second quarter of 1999 the Company added approximately 3,000 software publisher clients through its acquisition of three commerce outsourcing providers to the shareware publishing industry, Maagnum Internet Group, Public Software Library and Universal Commerce, Incorporated. As of September 30, 1999, the Company had approximately 4,400 software publisher clients and 1,200 online retailer clients.

     The Company derives its revenue primarily from sales of third-party software. The Company has contractual relationships with its software publisher and online retailer clients which obligate the Company to pay to the client a specified percentage of each sale. Revenues from the sale of software products, net of estimated returns, are recognized upon either delivery through electronic software delivery ("ESD") or shipment of the physical product to the end-user. The amount payable to the software publisher or online retailer is reported as cost of sales. The Company bears full credit risk with respect to substantially all sales. In early 1999, the Company began formally offering a transaction fee based e-commerce service, CommerceBridge, for products other than third-party software. There can be no assurance that the Company will derive any significant revenue from this service.

     The Company has a limited operating history upon which investors may evaluate its business and prospects. Since inception, the Company has incurred significant losses, and as of September 30, 1999, had an accumulated deficit of approximately $38.8 million. The Company intends to expend significant financial and management resources on the development of additional services, sales and marketing, technology and operations to support larger-scale operations and greater service offerings. As a result, the Company expects to incur additional losses and continued negative cash flow from operations for the foreseeable future, and such losses are anticipated to increase significantly from current levels. There can be no assurance that the Company's sales will increase or even continue at their current level or that the Company will achieve or maintain profitability or generate cash from operations in future periods. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as electronic commerce. To address these risks, the Company must, among other things, maintain existing and develop new relationships with software publishers and online retailers, implement and successfully execute its business and marketing strategy, continue to develop and upgrade its technology and transaction-processing systems, provide superior customer service and order fulfillment, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's current and future expense levels are based largely on its planned operations and estimates of future sales. Sales and operating results generally depend on the volume and timing of orders received, which are difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in sales would have an immediate adverse effect on the Company's business, financial condition and results of operations. In view of the rapidly evolving nature of the Company's business and its limited operating history, the Company is unable to accurately forecast its sales and believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

RESULTS OF OPERATIONS

     The following table sets forth certain items from the Company's consolidated condensed statements of operations as a percentage of total revenues for the periods indicated.

                                                                  Three Months Ended            Nine Months Ended
                                                                    September 30,                 September 30,
                                                                ------------------------     -----------------------
                                                                   1999          1998           1999         1998
                                                                ----------   -----------     -----------  ----------
Sales                                                             100.0%        100.0%          100.0%      100.0%
Cost of sales                                                      81.0          83.7            81.7         83.5
                                                                ----------   -----------     -----------  ----------
   Gross profit                                                    19.0          16.3            18.3         16.5
                                                                ----------   -----------     -----------  ----------
Operating expenses:

   Sales and marketing                                             24.2          53.9            27.0         56.9
   Product development and operations                              20.1          22.5            23.8         25.2
   General and administrative                                       5.5          13.0             6.5         18.8

   Amortization of goodwill and other acquisition related
      costs                                                        16.3             -             9.6            -
                                                                ----------   -----------     -----------  ----------
Total operating expenses (1)                                       66.1          89.4            66.9        100.9
                                                                ----------   -----------     -----------  ----------
Loss from operations                                              (47.1)        (73.1)          (48.6)       (84.4)
                                                                ----------   -----------     -----------  ----------
Interest income, net                                                3.8           4.7             5.1          3.6
                                                                ----------   -----------     -----------  ----------
Net loss                                                          (43.3)%       (68.4)%         (43.5)%     (80.8)%
                                                                ----------   -----------     -----------  ----------
                                                                ----------   -----------     -----------  ----------

(1) Operating expenses include non-cash employee stock compensation charges of $175,000 and $270,000 (0.9% and 4.7% of sales, respectively) for the three months ended September 30, 1999 and 1998, respectively, and non-cash employee stock compensation charges of $672,000 and $959,000 (1.4% and 8.3% of sales, respectively) for the nine months ended September 30, 1999 and 1998, respectively.

SALES

     Sales increased to $20.1 million for the quarter ended September 30, 1999 from $5.8 million for the quarter ended September 30, 1998 and increased to $47.6 million for the nine months ended September 30, 1999, up from $11.5 million for the same period of 1998. The increases were primarily a result of significant growth in the number of the Company's software publisher and online retailer clients as well as increasing market acceptance of ESD. International sales represented approximately 22% and 29% of sales for the nine months ended September 30, 1999 and 1998, respectively.

GROSS PROFIT

     Cost of sales increased to $16.3 million in the quarter ended September 30, 1999 from $4.8 million in the quarter ended September 30, 1998 and increased to $38.9 million for the nine months ended September 30, 1999 from $9.6 million for the same period of 1998. The increases reflect the Company's growth in sales. The Company's gross profit margin increased to 19.0% in the quarter ended September 30, 1999 versus 16.3% in the quarter ended September 30, 1998. This increase was due mainly to the increase in the number of higher margin, fee based orders that the Company processed during the most recent quarter. The Company believes that Internet commerce and related services will become more competitive in the near future. Accordingly, the Company may reduce or alter its pricing structure and policies in the future and any such change could reduce gross margins.

SALES AND MARKETING

     Sales and marketing expense increased to $4.9 million in the quarter ended September 30, 1999 from $3.1 million in the quarter ended September 30, 1998 and increased to $12.9 million for the nine months ended September 30, 1999 from $6.5 million for the same period of 1998. The increases resulted from expanding the sales and marketing infrastructure required to increase the number of and provide support to the Company's software publisher and online retailer clients and variable expenses which increase in relation to sales. The primary components of the increase for the comparable quarters ended September 30 were an increase in wages and benefits of $941,000 and an increase in credit card fees and chargeback costs of $801,000. As a percentage of sales, sales and marketing expense decreased to 24.2% in the quarter ended September 30, 1999 from 53.9% in the quarter ended September 30, 1998, primarily reflecting the Company's increased sales volume. The Company expects that sales and marketing expense will continue to increase in absolute dollars as the Company continues to build its sales and marketing infrastructure and to develop marketing programs.

PRODUCT DEVELOPMENT AND OPERATIONS

     Product development and operations expense increased to $4.0 million in the quarter ended September 30, 1999 from $1.3 million in the quarter ended September 30, 1998 and increased to $11.3 million for the nine months ended September 30, 1999 from $2.9 million for the same period of 1998. The increases were primarily related to increased personnel and consulting costs related to developing, enhancing and maintaining the Company's CNS and related facilities and customer service related personnel costs. The primary components of the increase for the comparable quarters ended September 30, were an increase in consulting costs of $1.1 million, an increase in wages and benefits of $834,000 and an increase in depreciation expense of $239,000. As a percentage of sales, product development and operations expense decreased to 20.1% in the quarter ended September 30, 1999 from 22.5% in the quarter ended September 30, 1998. The Company believes that continued investment in product development and operations is critical to attaining its strategic objectives and, and as a result, expects product development and operations expenses will continue to increase in absolute dollars. As a percentage of sales, these expenses are expected to decrease as sales increase.

GENERAL AND ADMINISTRATIVE

     General and administrative expense increased to $1.1 million in the quarter ended September 30, 1999 from $751,000 in the quarter ended September 30, 1998 and increased to $3.1 million for the nine months ended September 30, 1999 from $2.2 million for the same period of 1998. The increases were primarily due to increased personnel and related expenses, legal expenses and investor relations expenses. As a percentage of sales, general and administrative expense decreased to 5.5% in the quarter ended September 30, 1999 from 13.0% in the quarter ended September 30, 1998, primarily reflecting the Company's growth in sales. The Company expects general and administrative expense to increase in absolute dollars in the future, particularly as the Company continues to build infrastructure to support growth and incurs costs associated with being a public company. As a percentage of sales, these expenses are expected to decrease as sales increase.

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

INCOME TAXES

     The Company paid no income taxes in any reported period. The Company has incurred a net loss for each period since inception. As of September 30, 1999, the Company had approximately $42 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2009. Due to the uncertainty of future profitability, a valuation allowance equal to the deferred tax asset has been recorded. Certain changes in ownership that resulted from the sales of Common and Preferred Stock will limit the future annual realization of the tax net operating loss carryforwards to a specified percentage under Section 382 of the Internal Revenue Code.

LIQUIDITY AND CAPITAL RESOURCES

     In the first nine months of 1999, the Company used $10.8 million of cash to fund operations and made additions of equipment and software totaling $2.5 million. The Company used $3.3 million for the acquisition of Maagnum Internet Group, Public Software Library Ltd. and Universal Commerce, Incorporated, net of cash received from the acquisitions completed during the quarter. The Company also purchased $94.6 million in short-term investments which were partially offset by $58.0 million in sales of investments. In the same period for 1998, the Company used $6.6 million of cash to fund operations, $2.5 million for addition of equipment and software and $10.8 million to purchase short-term investments which was partially offset by $2.0 million in sales of investments.

     As of September 30, 1999 the Company had approximately $10.7 million of cash and cash equivalents and $47.5 million of short-term investments. The Company's principal commitments consisted of obligations outstanding under operating leases. Although the Company has no material commitments for capital expenditures, it anticipates an increase in the rate of capital expenditures consistent with its anticipated growth in operations, infrastructure and personnel. The Company anticipates that it will expend approximately $7.0 million over the next 15 months on capital expenditures based on the Company's current anticipated growth rate. The Company further anticipates that it will expend approximately $14.0 million over the next 15 months on product development based on the Company's current anticipated growth rate in operations. The Company may also use cash to acquire or license technology, products or businesses related to the Company's current business. The Company also anticipates that it will continue to experience significant growth in its operating expenses for the foreseeable future and that its operating expenses will be a material use of the Company's cash resources. The Company believes that existing sources of liquidity will provide adequate cash to fund its operations for at least the next 15 months.

YEAR 2000 COMPLIANCE

     Like many other companies, Year 2000 computer issues create certain risks for the Company. If the Company's internal management information systems and external electronic commerce information systems do not correctly recognize and process date information beyond the Year 1999, there could be an adverse impact on the Company's operations. To address these Year 2000 issues with its internal and external systems, the Company has evaluated such systems. The Company believes it has completed all activities to remediate Year 2000 issues as of September 30, 1999, although it will continue testing throughout the next quarter. These activities are intended to encompass all major categories of systems used by the Company, including electronic commerce, sales processing, sales and financial systems. The costs incurred to date related to these programs have been less than $25,000. The total cost does not include potential costs related to any customer or other claims or the cost of internal software and hardware replaced in the normal course of business. The total cost is subject to change should events arise that indicate a Year 2000 issue.

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

     In addition, the Company has completed internal discussions concerning contingency planning to address potential problem areas with internal systems and with suppliers and other third parties. It is expected that assessment, remediation and contingency planning activities will be on-going throughout calendar year 1999 with the goal of appropriately resolving all material internal and external systems and third party issues.

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

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     (c) In the quarter ended September 30, 1999, Messrs. Maaghul and Kentjana of Maagnum collectively received earn-out payments of 48,095 shares of unregistered Common Stock valued at $1,046,000.

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

     Through September 30, 1999, the Company has used $4.3 million of the net proceeds from the IPO to purchase equipment and software, $3.3 million related to acquisitions and $15.1 million of the net proceeds for working capital and general corporate purposes. The use of the proceeds from the offering does not represent a material change in the use of the proceeds described in the Registration Statement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)            EXHIBITS

              EXHIBIT
              NUMBER                                   DESCRIPTION OF DOCUMENTS
             2.5 (1)           Acquisition Agreement, dated as of July 11, 1999, by and among the
                               Registrant and Tech Squared Inc.

             3.1 (2)           Amended and Restated Certificate of Incorporation

             3.2 (2)           Bylaws of the Registrant

             4.1 (2)           Specimen Common Stock Certificate

               10.17           1999 Non-Officer Stock Option Plan

               10.18           Form of Non-Qualified Stock Option Agreement under the 1999
                               Non-Officer Stock Option Plan

            11.1 (3)           Statement of Computation of Per Share Earnings

                27.1           Financial Data Schedule

         (1) Filed as an exhibit to the Company's current report on Form 8-K filed by the Company on July 16, 1999, incorporated herein by reference.

         (2) Filed as an exhibit to the Company's Registration Statement on Form S-1, File No. 333-56787, declared effective on August 11, 1998, incorporated herein by reference.

         (3)      See Note 3 to Condensed Consolidated Financial Statements.

(b)      REPORTS ON FORM 8-K

         The Company filed one current report on Form 8-K during the quarter ended September 30, 1999. The report was filed on July 16, 1999 and reported the purchase by the Company of substantially all of the assets of Tech Squared Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 9, 1999                          DIGITAL RIVER, INC.



                                                 By:  /S/ ROBERT E. STRAWMAN
                                                      -------------------------
                                                      Robert E. Strawman
                                                      Chief Financial Officer
                                                      (Principal Financial and
                                                       Accounting Officer)

                                               EXHIBIT INDEX

              EXHIBIT
               NUMBER                                   DESCRIPTION OF DOCUMENTS
             2.5 (1)           Acquisition Agreement, dated as of July 11, 1999, by and among the
                               Registrant and Tech Squared Inc.

             3.1 (2)           Amended and Restated Certificate of Incorporation

             3.2 (2)           Bylaws of the Registrant

             4.1 (2)           Specimen Common Stock Certificate

               10.17           1999 Non-Officer Stock Option Plan

               10.18           Form of Non-Qualified Stock Option Agreement under the 1999
                               Non-Officer Stock Option Plan

            11.1 (3)           Statement of Computation of Per Share Earnings

                27.1           Financial Data Schedule

         (1) Filed as an exhibit to the Company's current report on Form 8-K filed by the Company on July 16, 1999, incorporated herein by reference.

         (2) Filed as an exhibit to the Company's Registration Statement on Form S-1, File No. 333-56787, declared effective on August 11, 1998, incorporated herein by reference.

         (3)      See Note 3 to Condensed Consolidated Financial Statements.