Form 10-K
period 1999-12-31
DIGITAL RIVER INC /DE
filed 2000-03-30
CIK 1062530

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          -----------------------------
                                    FORM 10-K

(Mark one)

X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999.

                                       OR

     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                             Commission File Number:

                                    000-24643
                          -----------------------------
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

                                 (952) 253-1234
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock $0.01 par value

                          -----------------------------

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

The aggregate market value of the Common Stock of the registrant held by non-affiliates as of March 10, 2000 was $567,031,025.

The number of shares of Common Stock outstanding at March 10, 2000 was 21,756,025 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                                     PART I

ITEM 1.  BUSINESS.

    OVERVIEW

     Digital River is a leading provider of comprehensive electronic commerce outsourcing solutions. The Company is an application service provider that enables its clients to access its proprietary electronic commerce system over the Internet. The Company has developed a technology platform that allows it to provide a suite of electronic commerce services, including Web commerce development and hosting, transaction processing, fraud screening, digital delivery, integration to physical fulfillment and customer service. The Company also provides analytical marketing and merchandising services to assist clients in increasing Web page view traffic to, and sales through, their Web commerce systems. Digital River provides an outsourcing solution that allows its clients to promote their own brands while leveraging Digital River's investment in infrastructure and technology. As of March 1, 2000, the Company had processed over 2.7 million cumulative transactions and had contracts with over 6,000 clients, primarily software publishers and online retailers. In January 2000, the Company announced that it had created the Software and Digital Services Group to serve the software and digital products market, and the E-Business Services Group to serve manufacturers, distributors and retailers outside of the software industry. The Company's clients include 3M Company, Autodesk Inc., CompUSA Inc., Adolph Coors Co., Egghead.com, Inc., Fujitsu Ltd., Sega of
America Inc., ScanSoft Inc. and Symantec Corp.

     Digital River's proprietary commerce network server, or CNS, technology serves as the platform for the Company's solutions. The CNS incorporates custom software applications that enable Web store authoring, electronic software delivery, fraud prevention, export control, merchandising programs and online registration, and features a database of more than 100,000 software and digital products. Using its CNS platform, the Company creates Web commerce systems for its clients that replicate the look and feel of each client's Web site. End-users enter the client site and are then seamlessly transferred to the Company's CNS. End-users can then browse for products and make purchases online, and once purchases are made, the Company either delivers the products digitally to the end-user through the Internet or communicates the order through its integration into a number of third party fulfillment agencies for physical fulfillment. The Company also provides transaction processing services and collects and maintains critical information about end-users. This information can later be used by the Company's clients to facilitate add-on or upgrade sales and for other direct marketing purposes. The Company actively manages direct marketing campaigns for its clients, and also delivers purchase information and Web store traffic statistics to its clients through online reporting.

     INDUSTRY BACKGROUND

     GROWTH OF THE INTERNET AND ELECTRONIC COMMERCE. The Internet has emerged as a significant global communications medium, enabling millions of people to share information and conduct business electronically. A number of factors have contributed to the growth of the Internet and its commercial use, including: (i) the large and growing installed base of personal computers in homes and businesses; (ii) improvements in network infrastructure and bandwidth; (iii) easier and cheaper access to the Internet; (iv) increased awareness of the Internet among consumer and business users; and (v) the rapidly expanding availability of online content and commerce that increases the value to users of being connected to the Internet.

     The increasing functionality, accessibility and overall usage of the Internet have made it an attractive commercial medium. Online businesses can interact directly with end-users, both businesses and consumers, and can frequently adjust their featured selections, shopping interfaces and pricing. The ability to reach and serve a large and global group of end-users electronically from a central location and the potential for personalized low-cost customer interaction provide additional economic benefits for online businesses. Unlike traditional retail channels, online businesses do not have the burdensome costs of managing and maintaining a significant physical retail store infrastructure or the continuous printing and mailing costs of catalog marketing. Because of these advantages, online businesses have the potential to build large, global customer bases quickly and to achieve superior economic returns over the long term. An increasingly broad base of products is being sold successfully online, including computers, travel services, brokerage services, automobiles and music, as well as software products.

     ADVANTAGES OF OUTSOURCING ELECTRONIC COMMERCE. According to a Gartner Group study, the initial investment in an electronic commerce site that is functionally equivalent to most industry participants is $1.0 million to $5.0 million and requires an average of five months to implement. A market differentiating electronic commerce solution requires an expenditure of $5.0 to $20.0 million. According to the same study, the cost to build an electronic commerce solution is expected to increase by 25% in each of the next two years. Additionally, to maintain a scaleable, best of breed commerce solution, businesses must continue to invest in technology, infrastructure and personnel of electronic commerce management.

     There are a number of advantages to outsourcing electronic commerce, including: (i) avoiding the large, upfront investment required to purchase and implement software applications and computer hardware; (ii) a shorter time to market with an electronic commerce solution; (iii) the opportunity to shift the ongoing financial and technology risk to a proven service provider; and (iv) allowing businesses to focus on their specific core competency. Because of these advantages, the Company believes that an increasing number of businesses will outsource their electronic commerce needs.

     OPPORTUNITY FOR ELECTRONIC COMMERCE OUTSOURCING. The Company believes that the market for electronic commerce outsourcing in the software and digital products market as well as among manufacturers, distributors and retailers will continue to grow rapidly. However, unlike established physical distribution channels, there is currently no established, comprehensive electronic distribution source for businesses. The Company believes that providing an integrated service offering of Web commerce development and hosting, transaction processing, fraud screening, digital delivery, integration to physical fulfillment and customer service is complex and requires upfront and ongoing investments in secure, reliable and scaleable systems. Accordingly, the Company believes that a substantial market opportunity exists for a comprehensive, cost-effective, outsourced electronic commerce solution for software publishers and online retailers as well as for manufacturers, distributors and retailers.

     THE DIGITAL RIVER SOLUTION

     The Company has developed a technology platform that enables it to provide a comprehensive suite of electronic commerce services to its clients. The Company also leverages its merchandising expertise to increase traffic and sales for its clients. Rather than maintaining its own branded Web store, Digital River provides an outsourcing solution for Web commerce development and hosting, transaction processing, digital delivery and merchandising services that enables its clients to promote their own brands while leveraging Digital River's investment in infrastructure. In addition, this approach enables Digital River to leverage its clients' brand investments and the traffic at its clients' sites to maximize the number of transactions completed through Digital River.

     BENEFITS TO CLIENTS. The Company's electronic commerce solution enables its clients to leverage Digital River's investment in technology, personnel and infrastructure to provide a business-to-business or business-to-consumer electronic commerce solution. This provides the client with a cost-effective, proven solution that allows the clients to focus on their core competency. Clients have the ability to offer the complete library of their products directly to end-users from their Web commerce systems, and for software publishers, through the Company's network of online retailers. This benefit is particularly significant for smaller software publishers who have limited market access through traditional distribution methods. The Company's solution also provides a channel for underdistributed products permitting clients to offer online their complete product catalog. In addition, through its 100% end-user registration and data warehousing, Digital River provides clients with valuable end-user information that can facilitate targeted marketing, upgrade notification and sophisticated merchandising strategies. Finally, by exploiting the distribution relationships Digital River has developed with a large network of online retailers, software publishers can reduce or eliminate the need for multiple retailer relationships, thereby lowering administrative costs and reducing the number of master copies of their software in existence for distribution.

     Additionally online retailers can use Digital River's robust CNS technology to sell software products online without having to build and maintain their own electronic commerce infrastructure. Digital River enables online retailers to offer their end-users access to virtually all of Digital River's inventory of software products without the burden of developing and maintaining relationships with hundreds of software publishers. Like software publishers, online retailers enjoy the cost savings from online fulfillment and the database marketing benefits offered by Digital River. Online retailers can effectively outsource electronic commerce functionality while building their own brands online. Online retailers also eliminate the cost and risk associated with carrying inventory and the risk of inventory obsolescence. In addition, niche market and high traffic Web sites can become online retailers at minimal cost using the Company's solution.

     BENEFITS TO END-USERS. Digital River's solution emphasizes convenience by allowing end-users, both business and consumer, to purchase products online twenty-four hours a day, seven days a week, or 24x7, from their home or office. End-users are not required to make a trip to the store, can act immediately on a purchase impulse and can locate products that are difficult to find. Because Digital River has a global reach, it can deliver an extremely broad selection to end-users in rural, international or other locations that cannot support retail stores. Software and digital products purchased online can either be quickly and conveniently downloaded and installed through digital delivery or delivered physically. Using the Company's sophisticated search engine technology, end-users visiting retailers' online Web stores can access virtually all of Digital River's inventory of products. End-users also benefit from the protection of Digital River's archiving service, through which the Company guarantees replacement of software in the event of accidental destruction through computer error or malfunction and from Digital River's 24x7 customer service provided on behalf of its clients.

     STRATEGY

     The Company's objective is to become a global leader in comprehensive electronic commerce outsourcing solutions to software publishers and online retailers through its Software and Digital Services Group as well as to manufacturers, distributors and retailers through its E-Business Services Group. The Company intends to achieve its objective through the following key strategies:

     SOFTWARE AND DIGITAL SERVICES GROUP: DEVELOP AND EXPAND RELATIONSHIPS WITH SOFTWARE PUBLISHERS AND ONLINE RETAILERS. The Company plans to continue to build its inventory of software products through additional contractual relationships with software publishers. As of March 1, 2000, the Company had signed contracts with more than 4,700 software publishers, representing more than 100,000 software products and 4,400 Web stores. The Company believes that its ability to develop Web hosting relationships with its software publisher clients increases its reach to end-users and provides the basis for a long-term relationship with its software publisher clients. The Company further believes that the large number of software products offered by the Company from its software publisher clients will be critical to the Company's ability to deliver a compelling inventory of products to online retailer clients.

     Additionally, the Company believes that by increasing the number of points of entry to its CNS, Digital River will increase the number of transactions over its network. Accordingly, in addition to expanding and developing relationships with software publishers, the Company seeks to expand aggressively its network of online retailer clients. Online retailer clients include traditional store-based and mail order retailers with a Web presence, online retailers dedicated to online commerce, as well as high traffic or niche Web site operators desiring to add electronic commerce functionality. The Company had contracts with more than 1,300 online retailers as of March 1, 2000. The Company's model enables it to leverage its clients' marketing resources to direct traffic to its software trade network.

     E-BUSINESS SERVICES GROUP: DEVELOP AND EXPAND RELATIONSHIPS WITH MANUFACTURERS, DISTRIBUTORS AND RETAILERS. In late 1998, the Company began exploring electronic commerce outsourcing opportunities outside of the software industry. During 1999, sales and marketing personnel were hired to develop contractual relationship to sell the Company's electronic commerce outsourcing services to manufacturers, distributors and retailers. As of March 1, 2000, the Company had 22 contracts to provide commerce services such as Web commerce development and hosting, transaction processing and fraud screening, customer service, integration into third party physical fulfillment and merchandising and analytical marketing services. The Company believes that its ability to provide a proven, cost efficient electronic commerce solution, which can typically be implemented in a one to eight week time frame, provides the basis for a long-term relationship with these clients. The Company further believes that additional electronic commerce outsourcing opportunities may develop as the relationships with existing clients expand.

     PROVIDE CLIENTS VALUE-ADDED SERVICES. The Company believes its growing data warehouse of end-user purchasing information provides it with a powerful tool to assist clients with value-added services, such as targeted advertising, promotions and direct response merchandising. The Company offers merchandising and analytical marketing programs, customer support and communications programs, advertising placement services, Web commerce system design services, a returns management module and fraud screening services. The Company intends to continue to expand its programs and believes that these programs help build stronger partnerships with its clients, while enabling its clients to increase their Web site sales.

     MAINTAIN TECHNOLOGY LEADERSHIP. The Company believes that its CNS technology has given it a competitive advantage in the market for outsourcing solutions. The Company will continue to invest in and enhance its CNS technology in order to increase redundancy, reliability and bandwidth, to expand services and to reduce costs. By leveraging its fixed-cost infrastructure, Digital River will improve its ability to provide low cost, high value services to its clients while utilizing the latest technology.

          SERVICES

     The Company provides a broad range of services to its clients, including Web commerce hosting, digital delivery and physical fulfillment services, transaction processing and fraud screening, customer service and merchandising and analytical marketing services.

     WEB COMMERCE HOSTING. The Company hosts Web commerce activities for all of its online retailer clients, its E-Business clients and for those software publisher clients that choose this option. The Company's outsourcing solution is mission-critical for many of its clients. Therefore, the Company has a data center that is designed to provide its clients with the performance they require for continuous Web commerce operations. The data center features redundant, high speed connections to the Internet, 24x7 security and monitoring, back-up generators and dedicated power.

     Digital River can quickly and efficiently create a Web commerce system for its clients, which can be accessed easily by clicking on a "buy button" on a client's existing Web site. The end-user is then transferred to a Web commerce system hosted on Digital River's CNS, which replicates the look and feel of the client Web site. The end-user can then shop for products and make purchases online. By replicating the look and feel of its clients' Web sites, Digital River supports clients in conducting electronic commerce under their own brands. Digital River's solution allows clients to choose either digital or, when available, physical delivery. The transaction information is captured and added to Digital River's data warehouse. The Company's ability to retrieve and manipulate this information creates a powerful data mining tool, which can be used for targeted merchandising to end-users through emails, banner presentations and special offers.

     DIGITAL AND PHYSICAL FULFILLMENT SERVICES. The Company offers clients access to its electronic software delivery capabilities to permit delivery of digital products to an end-user's computer via the Internet. Digital delivery eliminates many of the costs that exist in the physical distribution chain, such as manufacturing, packaging, shipping, warehousing and inventory carrying and handling costs. Delivery is fulfilled when a copy is made from the master on the Company's CNS and is then securely downloaded to the end-user via the Internet. Digital River's digital distribution model not only reduces costs, thereby increasing margins available to software publishers and online retailers, but also solves the shelf space problem constraining product availability and sales. While most software publishers use the Company's Web hosting services, certain software publishers use only the Company's digital delivery services, which provide them with online distribution through the Company's extensive network of online retailers.

     In addition to fulfillment through electronic software delivery, the Company offers clients physical distribution services. The Company has contracted with a third party fulfillment agency that maintains an inventory of physical software products, generally on consignment from the Digital River clients that select this option, for shipment to end-users. The Company also communicates orders through its integration into many third party fulfillment agencies for physical fulfillment for its clients. The Company believes physical fulfillment services are important to its ability to provide a comprehensive electronic commerce outsourcing solution.

     TRANSACTION PROCESSING AND FRAUD SCREENING. The Company processes transactions, primarily via credit card, generated by end-users ordering products through the Company's CNS. The Company obtains customer and payment information required to process transactions. The fraud screening component of the CNS uses both rules based and heuristic scoring methods to make a determination regarding the validity of the order, end-user and payment information. As the end-user is entering the order, over 580 data reviews are processed real time. Depending on the contractual agreement, the Company either offers the use of its proprietary fraud screening to clients to either significantly reduce the number of fraudulent transactions or to completely shift the risk of fraud to Digital River. When a credit card transaction is completed and approved, and the ordered product has been delivered, the Company processes the order for payment.

     CUSTOMER SERVICE. The Company offers both telephone and email customer support for products sold through its CNS on behalf of its clients. The Company will provide end-user assistance on order and delivery questions on a 24x7 basis. The Company has invested and continues to invest heavily in technology and infrastructure to provide fast, efficient responses to customer inquiries. The Company also provides archiving service to the end-users that purchase digital products.

     MERCHANDISING AND ANALYTICAL MARKETING SERVICES. The Company offers a range of merchandising and analytical marketing services to its clients to help them drive additional traffic to their Web stores. Clients are provided with detailed reports of transactions on their Web stores, as well as marketing information related to end-user visits to their Web stores. The CNS captures Web page visits, banner and pricing information and other data that can be used by the software publishers and online retailers to analyze their Web stores' performance.

     The Company also offers advanced merchandising services to assist clients in increasing response rates for their marketing efforts. These services include email campaigns for special promotions, upgrade notification programs and the presentation of complementary products, bundled products or other programs designed to increase average order size based on a targeted end-user profile. The Company participates in co-op dollar and market development fund programs with its clients and buys selected banner placements in bulk to support clients' promotional campaigns. In addition, Digital River tests and analyzes merchandising techniques, such as promotional pricing and banner advertising, based on information gathered in the CNS data warehouse.

          CLIENTS

     Within the Software and Digital Services Group, the Company distributes software products through a network of software publishers and online retailers. Online retailer clients include traditional store-based and direct mail retailers with a Web presence, online retailers dedicated to online commerce, as well as high traffic or niche Web site operators desiring to add electronic commerce functionality. In a typical online retailer contract, the Company is responsible for: (i) a payment to the online retailer based on a percentage of net sales of software products that the Company distributes through the online retailer's Web site; (ii) the processing of payments made by end-users; (iii) the delivery of the software products to end-users; (iv) the payment of applicable credit card transaction fees; (v) the collection, payment and returns filing of applicable sales taxes; and (vi) the distribution of a report to the online retailer detailing related sales activity processed by the Company. The Company also expects to support traditional physical retailers in developing their online stores for the sale of software products online. While most software publishers use the Company's Web hosting services, certain software publishers use only the Company's "channel services" whereby the software publishers are provided with digital and physical fulfillment capability through the Company's extensive network of online retailers. In a typical software publisher contract, the Company is responsible for: (i) the maintenance of master copies of software products in a secure format for distribution to end-users; (ii) a payment to the software publisher for the cost of software products that the Company distributes through either a retailers' Web site or through the publisher's host Web site; (iii) the processing of payments made by end-users; (iv) the delivery of software products to end-users; (v) the payment of applicable credit card transaction fees; (vi) the collection, payment and returns filing of applicable sales taxes; and (vii) the distribution of a report to the software publisher detailing related sales activity processed by the Company.

     As of March 1, 2000, the Company had more than 4,700 contracts with software publishers and more than 1,300 contracts with online retailers. The Company's Software and Digital Services Group clients include:


       SOFTWARE PUBLISHERS                           ONLINE RETAILERS
------------------------------               -------------------------------
WEB HOSTING AND CHANNEL SERVICES

     Adaptec, Inc.                           CompUSA Inc.



     Autodesk Inc.                           Cyberian Outpost, Inc.

     JASC Software, Inc.                     Egghead.com, Inc.

     ScanSoft, Inc.                          Micro Warehouse, Inc.

                                             Multiple Zones International, Inc.

                                             Quixtar, Inc.

CHANNEL SERVICES ONLY                        Staples.com

     Lotus Development Corporation           US WEST, Inc.

     Network Associates, Inc.

     QUALCOMM Incorporated

     Symantec Corp.


     Within the E-Business Services Group, the Company provides a variety of electronic commerce services to clients outside of the software industry, primarily manufacturers, distributors and retailers. These services allow the client to perform electronic commerce on a business-to-business or business-to-consumer basis. In a typical E-Business Services contract, the Company is responsible for: (i) Web commerce system design, hosting and integration into the client's management system; (ii) the processing of payments made by end-users; (iii) the communication of orders to the client or the clients third party fulfillment agency for delivery of the product to end-users;
(iv) the fraud screening and processing of the applicable credit card transaction to the client's credit card processor; (v) customer service; and
(vi) the distribution of a report to the client detailing related sales activity processed by the Company.

     As of March 1, 2000, the Company had 22 contracts with clients in the E-Business Services Group, including:

                     E-BUSINESS SERVICES
               -----------------------------

               3M Company

               Adolph Coors Co.

               Fujitsu Ltd.

               Sega of America Inc.

               The United States Golf Association

               Uproar Inc.

          SALES AND MARKETING

     The Company markets its services directly to clients and prospective clients. The Company does not operate its own Web store because of its strategy to serve as a neutral provider of electronic commerce outsourcing solutions. Generally, the Company's direct marketing to end-users focuses on supporting the marketing and promotional efforts of its clients in driving traffic to their Web stores. This direct marketing effort leverages the Company's extensive data warehouse, which enables the Company to create and quickly implement marketing programs targeted at specific end-user segments. By providing consistent quality service, branding client order pages with its name and logo, billing credit card transactions under the Digital River name and engaging in brand positioning, advertising and promotion, the Company believes it has established the Digital River brand as a trusted name for electronic software delivery and electronic commerce outsourcing solutions among current and prospective clients and end-users.

     The Company's sales and marketing organization is divided into two groups: the Software and Digital Services Group and the E-Business Services Group. The Software and Digital Services Group focuses on software and digital content publishers and online retailers of all sizes, including traditional physical retailers, with significant online revenue potential. These sales are typically complex in nature and involve a lengthy sales cycle. Contracts with larger clients often involve certain incentives, principally pricing concessions. The Company makes decisions with respect to contract incentives on a case by case basis. The E-Business Services Group focuses on manufacturers, distributors and retailers, generally with total annual revenues of $500 million or more. These sales are complex in nature and involve a lengthy sales cycle. Both the Software and Digital Services Group and the E-Business Services Group serve existing clients and provide them with merchandising and database marketing assistance designed to increase revenues. As of March 1, 2000, the Company had 114 employees engaged in sales and marketing.

     The Company currently markets its services to clients via direct marketing, print advertising, trade show participation and other media events. The Company plans to increase its expenditures on direct marketing, seminars and print advertising, primarily directed at potential E-Business Services clients. In addition, the Company operates a sales office in the United Kingdom.

          TECHNOLOGY

     Digital River delivers its electronic commerce outsourcing solution using its proprietary CNS technology, which enables the sale and distribution of products via the Internet.

     ARCHITECTURE. The Company's scaleable CNS is designed to handle tens of thousands of different Web commerce systems and millions of products. The CNS consists of a pool of network servers and a proprietary software application that serves dynamic Web pages using an Oracle database. The Company's CNS was designed to scale to support growth by adding CPUs, memory, disk drives and bandwidth without substantial changes to the application. The CNS software code is written in modular layers, enabling the Company to quickly adapt in response to industry changes, including bandwidth opportunities, payment processing changes, international requirements for taxes and export screening, new technologies such as Java, XML, DHTML, VRML, SET, banking procedures and encryption technologies. The CNS product search system allows end-users to search for items across millions of potential products and thousands of categories specific to various product specifications, while maintaining a fast page response that is acceptable to the end-user. The Company uses sophisticated database indexing coupled with a dynamic cache system to provide flexibility and speed. These caches help increase the overall speed of each page and facilitate complex searches across the Company's entire inventory of software products. The CNS is also been designed to index, retrieve and manipulate all transactions that flow through the system, including detailed commerce transaction and end-user interaction data. This enables the Company to create proprietary market profiles of each end-user and groups of end-users that can be used to create merchandising campaigns. The Company's CNS is also used for internal purposes, including reporting and maintenance for fraud detection and prevention, physical shipping, return authorizations, back order processing and full transaction auditing and reporting capabilities for all commerce functions.

     WEB COMMERCE SYSTEM MAINTENANCE. Clients' Web commerce systems are built and maintained using the CNS centralized management system. Global changes that affect all Web commerce systems or groups of Web commerce systems can be made as easily as changes to an individual Web commerce system. Client Web commerce systems typically include a main store and may optionally include several "focus stores" and "channel sites" to which highly targeted traffic may be routed. Clients may also link specific locations on their Web stores to detailed product or category areas of the stores in order to better target their end-users' interests.

     SECURITY. Digital River's security systems address access to internal systems and illegal access to commerce data via the Internet. Internally, log-ins and passwords are maintained for all systems, with additional log-ins, passwords and IP access control granted on an individual basis to only the required commerce areas the person is responsible for. Firewalls prevent unauthorized access from outside. The Company relies on certain encryption and authentication technology licensed from third parties to provide secure transmission of confidential information, such as end-user credit card numbers. Unix, Oracle and Web server security additionally restrict access from the outside to the appropriate transaction data. The CNS security system is designed not to interfere with the end-user experience. Product wrappers, clearing-house processing and additional password mechanisms that negatively impact digital delivery performance are not needed. The CNS security system does not allow direct access to the clients' products and ensures that an end-user requests digital delivery through a valid page and has purchased the product.

     DATA CENTER OPERATIONS. Continuous data center operations are crucial to the Company's success. All transaction data is backed up periodically and all inventory data is archived and kept in fireproof storage facilities. The Company's network software constantly monitors clients' Web commerce systems and internal system functions and notifies systems engineers if any unexpected conditions arise. The Company currently leases seven T1 lines and 4 DS3 lines from multiple vendors and maintains a policy of adding additional lines if more than 50% of its bandwidth capacity is utilized. Accordingly, if one line fails the other lines are able to assume the capacity of the failed line. The Company's data center is located in a single location at the Company's main facilities in Eden Prairie, Minnesota. In the event of electrical power failure, the Company has a back-up power supply system. The Company has also installed a FM-200 automatic fire suppression system in the data center. The data center currently incorporates redundant systems consisting of additional servers and arrays. The Company currently has no automatic switchover in the case of equipment or software failure, although it has plans to implement further redundancy in the future.

          PRODUCT DEVELOPMENT

     Digital River's product development strategy is to enhance the technology and features of its CNS. To this end, the Company has numerous development projects in process, including Internet optimization tools, end-user profiling and collaboration technologies and online interactive customer service. Product development and operations expenses, which include customer service, data center operations and telecommunications infrastructure, were $1.5 million, $5.4 million and $16.1 million in 1997, 1998 and 1999, respectively. As of March 1, 2000, the Company employed 91 persons in product development.

     To remain competitive, the Company must continue to enhance and improve the responsiveness, functionality and features of the CNS and the underlying network infrastructure. The Internet and the online commerce industry are characterized by rapid technological change, changes in user and client requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render the Company's existing CNS proprietary technology and systems obsolete. The Company's success will depend, in part, on its ability to both license and internally develop leading technologies useful in its business, enhance its existing services, develop new services and technology that address the increasingly sophisticated and varied needs of its clients, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of the CNS technology and other proprietary technology entails significant technical and business risks. The Company may be unable to use new technologies effectively or adapt its proprietary technology and transaction-processing systems to customer requirements or emerging industry standards. If the Company is unable, for technical, legal, financial or other reasons, to adapt in a timely manner to changing market conditions, client requirements or emerging industry standards, its business could be harmed.

          COMPETITION

     The electronic commerce market is new, rapidly evolving and intensely competitive, and the Company expects competition to intensify in the future, particularly in the area of electronic commerce outsourcing both for digital and software products as well as for industries outside of the software market. The Company currently competes directly with other providers of electronic commerce solutions, including CyberSource Corporation, Preview Systems, Inc., ReleaseNow.com Corporation and ShopNow.com, Inc. The Company also competes indirectly with software companies, system integrators and application service providers that offer tools and services for electronic commerce, including companies that provide a broad range of Internet and server solutions such as Microsoft Corporation and Netscape Communications Corporation. The Company also competes indirectly with a large number of companies that provide tools and services enabling one or more of the transaction processing functions of electronic commerce, including transaction control, data security, customer interaction and database marketing, such as BroadVision, Inc., Open Market, Inc., CommerceOne, Inc., IBM Global Services, Scient Corp., US Web/CKS

Corporation, US Internetworking, Corio, Inc. and Qwest Communications International Inc. In addition to direct competition with other transaction processing providers and enablers and indirect competition with other providers of electronic commerce software and systems, the Company competes with companies that sell and distribute software products via the Internet, including Amazon.com, Inc., beyond.com Corporation, Ingram Micro Inc. and Tech Data Corporation. The Company also competes with companies such as AltaVista Company, a subsidiary of CMGI, America Online, Inc., Excite@Home, Go.com, Lycos, Inc. and Yahoo! Inc., which specialize in electronic commerce or derive a substantial portion of their revenues from electronic commerce and may themselves offer, or provide means for others to offer, software products.

     The Company believes that the principal competitive factors in its market are breadth of services and software product offerings, software publisher and online retailer relationships, brand recognition, system reliability and capacity, price, customer service, speed and accessibility and ease of use, convenience and speed of fulfillment. The online retailers and the other companies listed above may compete directly with the Company by adopting a similar business model. Moreover, while some of these companies are also clients or potential clients of the Company, they may compete with the Company's electronic commerce outsourcing solution to the extent that they develop electronic commerce systems or acquire such systems from other software vendors or service providers.

     Many of the Company's current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than the Company. In addition, larger, well-established and well-financed entities may acquire, invest in or form joint ventures with online competitors as the use of the Internet and other online services increases. In addition, new technologies and the expansion of existing technologies, such as price comparison programs that select specific titles from a variety of Web sites, may direct end-users to online retailers that compete with the Company, which would increase competitive pressures on the Company. Increased competition may result in reduced operating margins, as well as a loss of market share. Further, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service or marketing decisions or acquisitions that could harm its business. The Company may be unable to compete successfully against current and future competitors, and any inability to do so could harm the Company's business.

          INTELLECTUAL PROPERTY

     The Company regards trademarks, copyrights, trade secrets and other intellectual property as critical to its success, and relies on trademark, trade secret protection and confidentiality and license agreements with its employees, clients, partners and others to protect its proprietary rights. The Company seeks to protect its proprietary position by, among other methods, filing United States and foreign patent applications related to its proprietary technology, inventions and improvements that are important to the development of its business. Proprietary rights relating to the Company's technologies will be protected from unauthorized use by third parties only to the extent they are covered by valid and enforceable patents or are effectively maintained as trade secrets.

     The Company currently has four United States patents issued and nine U.S. and two foreign patents pending in a number of areas of electronic commerce. The laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as do the laws of the United States. The patent position of high technology companies involves complex legal and factual questions and, therefore, their validity and enforceability cannot be predicted with certainty. The Company's patents may be challenged, invalidated, held unenforceable or circumvented, and the rights granted thereunder may not provide proprietary protection or competitive advantages to the Company against competitors with similar technology. Furthermore, others may independently develop similar technologies or duplicate any technology developed by the Company. The Company has three registered trademarks, including "Digital River," and seven trademark registrations pending. Effective trademark and trade secret protection may not be available in every country in which the Company's products and services are made available online. The steps taken by the Company to protect its proprietary rights may be inadequate and third parties may infringe or misappropriate the Company's trade secrets, trademarks, trade dress and similar proprietary rights. Any significant failure by the Company to protect its intellectual property could harm on the Company's business. In addition, litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of management and technical resources, which could harm the Company's business.

     In addition, other parties may assert infringement claims against the Company. From time to time, the Company may receive notice of claims of infringement of other parties' proprietary rights. The defense of any claims, whether these claims are with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause product shipment delays or require the Company to develop non-infringing technology or enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may be unavailable on terms acceptable to the Company or at all. In the event of a successful claim of infringement against the Company and the failure or inability of the Company to develop non-infringing technology or license the infringed or similar technology on a timely basis, the Company's business could be harmed.

          EMPLOYEES

     As of March 1, 2000 the Company employed 317 people, including 28 in administration, 175 in product development and operations and 114 in sales and marketing. The Company also employs independent contractors and other temporary employees. None of the Company's employees is represented by a labor union, and the Company considers its employee relations to be good. Competition for qualified personnel in the Company's industry is intense, particularly among software development and other technical staff. The Company believes that its future success will depend in part on its continued ability to attract, hire and retain qualified personnel.

                       EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information regarding the Company's executive officers as of December 31, 1999:


         NAME                      AGE               POSITION

         Joel A. Ronning           43                Chief Executive Officer
         Perry W. Steiner          34                President
         Robert E. Strawman        40                Chief Financial Officer and Treasurer
         Jay A. Kerutis            40                Executive Vice President, Software and Digital
                                                       Commerce Services Division
         Kelly J. Wical            43                Chief Technology Officer
         Draper M. Jaffray         36                Vice President of Business Development
         Gregory R.L. Smith        33                Vice President of Finance and Secretary

          Mr. Ronning founded the Company in February 1994 and has been Chief Executive Officer and a director of the Company since that time. From February 1994 to July 1998, Mr. Ronning was also President of the Company. From May 1995 to December 1999, Mr. Ronning served as Chairman of the Board of Directors of Tech Squared Inc., a direct catalog marketer of software and hardware products. From May 1995 to July 1998, Mr. Ronning served as Chief Executive Officer, Chief Financial Officer and Secretary of Tech Squared. From May 1995 to August 1996, Mr. Ronning also served as President of Tech Squared. Mr. Ronning founded MacUSA, Inc., a wholly-owned subsidiary of Tech Squared, and served as a director of MacUSA from April 1990 to December 1999. From April 1990 to July 1998, Mr. Ronning also served as the Chief Executive Officer of MacUSA. Mr. Ronning also serves as a director of the Software Publishers Association and JASC, Inc.

          Mr. Steiner joined the Company in July 1998 as President and has served as a director of the Company since April 1998. From January 1997 to July 1998, Mr. Steiner served as Vice President of Wasserstein Perella & Co., Inc., an investment banking firm, and as Vice President of Wasserstein Perella Ventures, Inc., the general partner of Wasserstein Adelson Ventures, L.P., a venture capital fund. From June 1993 to December 1996, Mr. Steiner was a principal of TCW Capital, a group of leveraged buyout funds managed by Trust Company of the West. Mr. Steiner serves as a director of LapLink.com, Inc. and was a director of Tech Squared from December 1998 to June 1999.

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

          Mr. Kerutis jointed the Company in February 1999 as Vice President of Sales and has been Executive Vice President, Software and Digital Commerce Services Division since January 2000. From March 1997 to February 1999, Mr. Kerutis was Vice President - Retail Channel for Merisel Americas, Inc. From April 1995 to March 1997, Mr. Kerutis was Vice President - Sales and Marketing for New Media Corporation. From October 1993 to April 1995, Mr. Kerutis served as Director - Sales for Merisel Americas, Inc.

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

          Mr. Smith joined the Company as Controller in June 1997 and has served as Vice President of Finance since June 1999. Since December 1997, Mr. Smith has also served as Secretary. From November 1995 to June 1997, Mr. Smith was Manager, External Reporting and Investor Relations at Secure Computing Corporation, a developer of network and Internet security products. From June 1988 to November 1995, Mr. Smith held various positions with Ernst & Young LLP.

                                  RISK FACTORS

          In addition to the other information provided in this report, the following risk factors should be considered carefully in evaluating the Company and our business.

BECAUSE WE HAVE A LIMITED OPERATING HISTORY, WE ARE ENCOUNTERING NUMEROUS RISKS THAT WE MAY FAIL TO SUCCESSFULLY ADDRESS

          We have a limited operating history. We were incorporated in February 1994 and conducted our first online sale through a client's Web store in August 1996. Our business and prospects must be considered in light of the risks encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as electronic commerce. Some of these risks relate to our ability to:

          - maintain or develop relationships with software and online retailers;

          - maintain or develop relationships with E-Business clients and prospects;

          -    execute our business and marketing strategy;

          - continue to develop and upgrade our technology and transaction-processing systems;

          -    provide superior customer service and order fulfillment;

          -    respond to competitive developments; and

          -    retain and motivate qualified personnel.

          We may not be successful in addressing these risks, and if we are not successful, our business will suffer. Our current and future expense levels are based largely on our planned operations and our estimates of future sales. It is difficult, however, for us to accurately forecast future sales, because our business is still new and our market is still developing. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. As a result, any significant shortfall in sales would immediately harm our business. As a result of our rapidly evolving business and our limited operating history, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and investors should not rely upon our historical results as an indication of future performance.

WE HAVE A HISTORY OF LOSSES AND WE EXPECT OUR LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE

          We have incurred significant losses since we were formed. As of December 31, 1999, we had an accumulated deficit of approximately $45.8 million. We intend to continue to expend significant financial and management resources on the development of additional services, sales and marketing, improved technology and expanded operations. For example, we have invested over $15 million to improve our technology infrastructure so that we can offer our clients comprehensive e-commerce outsourcing solutions. As a result of these expenditures, we expect operating losses and negative cash flows to continue for the foreseeable future. In addition, we anticipate our operating losses may increase from current levels. Our sales may not increase or even continue at their current level, and we may not be profitable or generate cash from operations in future periods.

OUR OPERATING RESULTS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY

          Our quarterly and annual operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside our control. Some of these factors include:

          our ability to attract and retain software publishers and online retailers as clients;

          our ability to attract and retain E-Business clients;

          the introduction of new Web sites, Web stores, services or products by us or by others;

          price competition and margin erosion;

          the rate at which the online market for the purchase of software products continues to emerge;

          our ability to continue to upgrade and develop our systems and infrastructure to meet emerging market needs and remain competitive in our service offerings;

          termination of any account that represents a significant portion of our sales;

          technical difficulties or system downtime;

          our ability to attract new personnel as needed as our business grows;

          our ability to increase the proportion of sales from online retailers, which sales generally carry higher gross margins;

          the failure of Internet bandwidth to increase over time or any increase in the cost of Internet bandwidth; and

          U.S. and foreign regulations relating to our business.

          We also may offer favorable economic terms to certain software publishers and online retailers in order to attract or retain their business, which would reduce our gross margins. Due to these factors, our annual or quarterly operating results may not meet the expectations of securities analysts and investors. If this happens, the trading price of the common stock would likely significantly decline.

A LOSS OF ANY CLIENT THAT ACCOUNTS FOR A LARGE PORTION OF OUR SALES COULD CAUSE OUR REVENUES TO DECLINE

          Sales initiated through the Web stores of three software publisher clients collectively accounted for approximately 25% of our sales in 1998 and approximately 20% of our sales in 1999. Contracts with these clients are generally short term in nature. If any one of these contracts is not renewed or otherwise ends, our revenues could decline and our business could be harmed.

OUR SALES CYCLE IS LENGTHY

          We market our services directly to software publishers, online retailers and E-Business prospects. These relationships are typically complex and take time to finalize. Due to operating procedures in many large organizations, a significant amount of time may pass between selection of our products and services by key decision makers and the signing of a contract. As a result, the period between the initial sales call and the signing of a contract with significant sales potential typically ranges from six to twelve months, can be longer and is difficult to predict. Delays in signing contracts with these potential clients could harm our business.

THERE ARE A NUMBER OF RISKS ASSOCIATED WITH ELECTRONIC SOFTWARE DELIVERY, OR ESD, INCLUDING THE MARKET'S POTENTIAL FAILURE TO ACCEPT ESD

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

          If ESD does not achieve widespread market acceptance, our business will be harmed. Even if ESD achieves widespread acceptance, we cannot be certain that we will overcome the substantial existing and future technical challenges associated with electronically delivering software reliably and consistently on a long-term basis. Our failure to do so would harm our business.

WE ARE DEPENDENT ON THE CONTINUED GROWTH OF ELECTRONIC COMMERCE AND DEVELOPMENT OF THE INTERNET INFRASTRUCTURE

          We depend on the growing use and acceptance of the Internet as an effective medium of commerce by end-users. Rapid growth in the use of and interest in the Internet and other online services is a recent development. The acceptance and use of the Internet and other online services may not continue to develop and a sufficiently broad base of consumers may not adopt, and continue to use, the Internet and other online services as a medium of commerce. We rely on purchasers who have historically used traditional means of commerce to purchase goods or transact business. If we are to be successful, these purchasers must accept and use the Internet as a means of purchasing goods and services and exchanging information and we cannot predict the rate at which these purchasers will do so.

          The Internet may fail as a commercial marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. If the number of Internet users or their use of Internet resources continues to grow, it may overwhelm the existing Internet infrastructure. Delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity or increased governmental regulation could also have a similar effect. In addition, growth in Internet usage that is not matched by comparable growth in the infrastructure supporting Internet usage could result in slower response times or impair usage of the Internet.

WE ARE DEPENDENT ON SOFTWARE PUBLISHERS

          We are heavily dependent upon the software publishers that supply us with software, and the availability of this software is unpredictable. Our contracts with our software publisher clients are generally one year in duration, with an automatic renewal provision for additional one-year periods, unless we are provided with a written notice at least 90 days before the end of the contract. As is common in our industry, we have no long-term or exclusive contracts or arrangements with any software publishers that guarantee the availability of software products. We cannot be certain that the software publishers that currently supply software to us will continue to do so or that we will be able to establish new relationships with software publishers. If we cannot develop and maintain satisfactory relationships with software publishers on acceptable commercial terms, if we are unable to obtain sufficient quantities of software, if the quality of service provided by these software publishers falls below a satisfactory standard or if software returned to us exceeds our clients' expectations, our business could be harmed.

WE ARE DEPENDENT ON ONLINE RETAILERS

          Our strategy is dependent upon increasing our sales of software products through online retailers. We have historically generated substantially all of our sales from the sale of software to end-users that were initiated through the Web stores of our software publisher clients. In 1999, less than 8% of our sales were generated through the Web stores of our online retailer clients. We may not successfully establish relationships with additional online retailers and our current relationships may not continue. If we are unable to expand our relationships with online retailers, we will likely be unable to continue to grow our business and establish meaningful market share.

WE ARE DEPENDENT ON E-BUSINESS CLIENTS

          Our strategy is also dependent upon increasing fee and service revenues from E-Business clients. Sales related to E-Business clients were less than 3% in 1999. We may not succeed in establishing and maintaining relationships with sufficient numbers of E-Business clients to support our investments in technology and infrastructure. If we are unable to attract and retain these clients, our business will suffer.

WE MAY BE UNABLE TO SUCCESSFULLY IMPLEMENT OUR DEVELOPMENT AND ACQUISITION STRATEGY

          To extend our e-commerce outsourcing capabilities, we have developed, and intend to continue developing, our e-Business services. We have also acquired, and intend to continue acquiring, companies that provide outsourcing services to shareware publishers. These business initiatives require a significant expenditure of management time and sales, marketing and product development funds. These expenditures may disrupt our ongoing business, distract management and make it difficult to maintain standards, controls and procedures. If we make acquisitions outside of our core business, assimilating the acquired technology, services or products into our operations could be difficult. If we are unable to successfully implement our new business initiatives, we will not generate a profitable return on our investment and we will be unable to gain meaningful market share. If a significant number of clients of the acquired companies cease doing business with us, our business will suffer.

SYSTEM FAILURES COULD REDUCE THE ATTRACTIVENESS OF OUR PRODUCT AND SERVICE OFFERINGS

          We provide commerce, marketing and delivery services to our clients and end-users through our CNS transaction-processing and client management systems. These systems also maintain an electronic inventory of products and gather consumer marketing information. The satisfactory performance, reliability and availability of the CNS and the underlying network infrastructure are critical to our operations, our level of customer service, and our reputation and ability to attract and retain clients. Our systems and operations are vulnerable to damage or interruption from:

          -    fire, flood and other natural disasters; and

          - power loss, telecommunications failure, break-ins and similar events.

          We presently have no offsite back-up facilities and do not carry sufficient business interruption insurance to fully compensate us for losses that may occur. Despite the use of network security devices, our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to accept and fulfill end-user orders. Any systems interruption that impairs our ability to accept and fill customer orders reduces the attractiveness of our product and service offerings to clients and end-users, which could harm our business.

FAILURE TO DEVELOP OUR TECHNOLOGY TO ACCOMMODATE INCREASED CNS TRAFFIC COULD REDUCE DEMAND FOR OUR SERVICES

          We have experienced periodic interruptions, affecting all or a portion of our systems, which we believe will continue to occur from time to time. We periodically enhance and expand our technology and transaction-processing systems, and network infrastructure and other technologies to accommodate increases in the volume of traffic on the CNS. We may be unable to improve and increase the capacity of our network infrastructure. We may be unable to anticipate increases, if any, in the use of the CNS or to expand and upgrade its systems and infrastructure to accommodate such increases. Our inability to add software and hardware or to develop and upgrade existing technology, transaction-processing systems or network infrastructure to handle increased traffic on the CNS may cause unanticipated system disruptions, slower response times and poor customer service, including problems filling customer orders, any of which could harm our business. In addition, additional network capacity may not be available from third-party suppliers when we need it. Our network and our suppliers' networks may be unable to maintain an acceptable data transmission capability, especially if demands on the CNS increase. Our failure to maintain an acceptable data transmission capability could significantly reduce demand for our services, which would impair our business.

SECURITY BREACHES COULD HINDER OUR ABILITY TO SECURELY TRANSMIT CONFIDENTIAL INFORMATION

          A significant barrier to electronic commerce and communications is the secure transmission of confidential information over public networks. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary for secure transmission of confidential information, such as customer credit card numbers. A party who circumvents our security measures could misappropriate proprietary information or interrupt our operations. Any compromise or elimination of our security could harm our business.

          We may be required to expend significant capital and other resources to protect against security breaches or to address problems caused by breaches. Concerns over the security of the Internet and other online transactions and the privacy of users may also inhibit the growth of the Internet and other online services generally, and the Web in particular, especially as a means of conducting commercial transactions. To the extent that our activities or those of third-party contractors involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our security measures may not prevent security breaches and failure to prevent security breaches could cause our business to suffer.

CURRENT AND POTENTIAL COMPETITORS COULD REDUCE OUR OPERATING MARGINS AND MARKET SHARE

          The electronic commerce market is new, rapidly evolving and intensely competitive. We expect competition to intensify in the future, particularly in the area of electronic sale and distribution of software products. We currently compete directly with other providers of electronic commerce solutions, including CyberSource Corporation, Preview Systems, Inc., ReleaseNow.com Corporation and ShopNow.com, Inc. We compete indirectly with software companies, system integrators and application service providers that offer tools and services for electronic commerce, including companies that provide a broad range of Internet and server solutions such as Microsoft Corporation and Netscape Communications Corporation. We also compete indirectly with a large number of companies that provide tools and services enabling one or more of the transaction processing functions of electronic commerce, such as transaction control, data security, customer interaction and database marketing, such as BroadVision, Open Market, CommerceOne, IBM Global Services, Scient, US Web/CKS, US Internetworking, Corio and Qwest. In addition to direct competition with other transaction processing providers and enablers and indirect competition with other providers of electronic commerce software and systems, we compete with companies that sell and distribute software products via the Internet, including Amazon.com, Inc., beyond.com Corporation, Ingram Micro Inc. and Tech Data Corporation. We also compete with companies such as AltaVista, a subsidiary of CMGI, America Online, Inc., Excite, Inc., Infoseek Corporation, Lycos, Inc. and Yahoo! Inc., which specialize in electronic commerce or derive a substantial portion of their revenues from electronic commerce and may themselves offer, or provide means for others to offer, software products.

         We believe that the principal competitive factors in our market include:

          -    breadth of service and product offerings;

          - software and shareware publisher and online retailer relationships;

          -    brand recognition;

          -    system reliability and capacity;

          -    price;

          -    customer service;

          -    speed, accessibility and ease of use;

          -    speed to market;

          -    scaleability;

          -    convenience; and

          -    speed of fulfillment.

          The online retailers and the other companies listed above may compete directly with us by adopting a similar business model. Moreover, while some of these companies are also clients or potential clients of ours, they may compete with our electronic commerce outsourcing solution if they develop electronic commerce systems or acquire such systems from other software and shareware vendors or service providers.

          Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. In addition, larger, well-established and well-financed entities may acquire, invest in or form joint ventures with online competitors as the use of the Internet and other online services increases. New technologies and the expansion of existing technologies, such as price comparison programs that select specific titles from a variety of Web sites, may direct end-users to online retailers that compete with us, which would increase competitive pressures on us. Increased competition may result in reduced operating margins, as well as a loss of market share. Further, in response to changes in the competitive environment, we may from time to time make pricing, service or marketing decisions or acquisitions that could harm our business. We may be unable to compete successfully against current and future competitors, and any inability to do so could harm our business.

WE MUST KEEP PACE WITH RAPID TECHNOLOGICAL CHANGE IN ORDER TO SUCCEED

          To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of the CNS and the underlying network infrastructure. The Internet and the electronic commerce industry are characterized by rapid technological change, changes in user requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render our technology and systems obsolete. Our success will depend, in part, on our ability to both license and internally develop leading technologies to enhance our existing services, develop new products, services and technologies that address the increasingly sophisticated and varied needs of our clients, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of the CNS technology and other proprietary technology involves significant technical and business risks. We may fail to use new technologies effectively or adapt our proprietary technology and systems to customer requirements or emerging industry standards. If we are unable to adapt to changing market conditions, client requirements or emerging industry standards, our business could be harmed.

WE MUST EFFECTIVELY MANAGE OUR RAPID GROWTH IN ORDER TO SUCCEED

          We have rapidly and significantly expanded our operations and anticipate that further significant expansion will be required to address potential growth in our client base and market opportunities. In 1999, we increased our number of employees from 116 to 278. This expansion is placing a significant strain on our managerial, operational and financial resources. Our new employees include a number of key managerial, technical and operations personnel who we have not yet fully integrated. We recently acquired three shareware businesses that required us to integrate two new offices and a number of new employees. We expect to add additional key personnel in the near future, including direct sales, marketing and technical personnel. To manage the expected growth of our operations and personnel, we will be required to:

          - improve existing and implement new operational, financial and management controls, reporting systems and procedures;

          -    install new management information systems; and

          -    train, motivate and manage our employees.

          We may not be able to install management information and control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations. In addition, we may not be able to hire, train, retain, motivate and manage required personnel or to successfully identify, manage and exploit existing and potential market opportunities. If we are unable to manage growth effectively, our business will be harmed.

OUR CHIEF EXECUTIVE OFFICER IS CRITICAL TO OUR BUSINESS AND HE MAY NOT REMAIN WITH US IN THE FUTURE

          Our future success significantly depends on the continued services and performance of our senior management, particularly Joel A. Ronning, our Chief Executive Officer. Our performance also depends on our ability to retain and motivate our other executive officers and key employees. The loss of the services of any of our executive officers or other key employees could harm our business. We have long-term employment agreements only with Mr. Ronning and Perry W. Steiner, our President. See "Management--Employee Agreements." Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, operations, merchandising, sales and marketing and customer service personnel. Competition for personnel is intense, and we may be unable to successfully attract, assimilate or retain sufficiently qualified personnel. The failure to retain and attract the necessary personnel could harm our business.

PROTECTING OUR INTELLECTUAL PROPERTY IS CRITICAL TO OUR SUCCESS

          Trademarks, patents, copyrights, trade secrets and other intellectual property are critical to our success, and we rely on trademark, trade secret protection and confidentiality and license agreements with our employees, clients, partners and others to protect our proprietary rights. We seek to protect our proprietary position by, among other methods, filing United States and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. We currently have four United States patents issued and nine U.S. and two foreign patents pending in a number of areas of electronic commerce. Proprietary rights relating to our technologies will be protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or copyrights or are effectively maintained as trade secrets. The laws of some foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States. The patent position of high technology companies involves complex legal and factual questions and, therefore, we cannot predict their validity and enforceability with certainty. Even if issued, our patent applications may be challenged, invalidated, held unenforceable or circumvented. Further, rights granted under future patents may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Others may independently develop similar technologies or duplicate technologies developed by us.

          We have three registered trademarks, including "Digital River," and seven trademark registrations pending. Effective trademark and trade secret protection may not be available in every country in which our products and services are made available online. The steps we have taken to protect our proprietary rights may be inadequate, and third parties may infringe or misappropriate our trade secrets, trademarks, trade dress and similar proprietary rights. In addition, others may independently develop substantially equivalent intellectual property. Any significant failure to protect our intellectual property in a meaningful manner could harm our business. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of management and technical resources, which could harm our business.

CLAIMS OF INFRINGEMENT OF OTHER PARTIES' INTELLECTUAL PROPERTY RIGHTS COULD REQUIRE US TO EXPEND SIGNIFICANT RESOURCES

          From time to time we may receive notice of claims of infringement of other parties' proprietary rights. Any future assertions or prosecutions of claims like these could require us to expend significant financial and managerial resources. Defending any claim, whether valid or not, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause product shipment delays or require us to develop non-infringing technology or enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, or at all. If a third party succeeds in any infringement action against us and we fail or are unable to develop non-infringing technology or license the infringed or similar technology on a timely basis, our business could be harmed.

CLAIMS AGAINST US RELATED TO THE SOFTWARE PRODUCTS THAT WE DELIVER ELECTRONICALLY COULD ALSO REQUIRE US TO EXPEND SIGNIFICANT RESOURCES

          Claims may be made against us for negligence, copyright or trademark infringement or other theories based on the nature and content of software products that are delivered electronically and subsequently distributed to others. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify us for all liability that may be imposed. Any costs or imposition of liability that is not covered by insurance or in excess of insurance coverage could harm our business.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL TO ACHIEVE OUR BUSINESS OBJECTIVES

          We require substantial working capital to fund our business. We have had significant operating losses and negative cash flow from operations since inception and expect to continue to do so for the foreseeable future. We believe that our existing capital resources will be sufficient to meet our capital requirements for at least the next 12 months. However, our capital requirements depend on several factors, including the rate of market acceptance of our products, the ability to expand our client base, the growth of sales and marketing and other factors. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or these equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. Additional financing may not be available when needed on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures, which could harm our business.

CHANGES IN GOVERNMENT REGULATION COULD LIMIT OUR INTERNET ACTIVITIES OR RESULT IN ADDITIONAL COSTS OF DOING BUSINESS OVER THE INTERNET

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

          Furthermore, the growth and development of the market for electronic commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for our products and services and increase our cost of doing business, or otherwise harm our business.

          The applicability of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, export or import matters, obscenity and personal privacy to the Internet is uncertain. The vast majority of these laws were adopted prior to the advent of the Internet and related technologies. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes to the laws intended to address these issues, including some recently proposed changes, could create uncertainty in the Internet marketplace. Uncertainty could reduce demand for our services or increase the cost of doing business due to increased costs of litigation or increased service delivery costs.

          In addition, as our services are available over the Internet in multiple states and foreign countries, these jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each state or foreign country. We are qualified to do business only in Connecticut, Minnesota and Washington. Failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties and could result in our inability to enforce contracts in these jurisdictions. New legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other electronic services could harm our business.

WE MAY NOT SUCCEED IN DEVELOPING A SUCCESSFUL INTERNATIONAL PRESENCE

          Although we sell software products and services to end-users outside the United States, we might not succeed in expanding our international presence. Conducting business outside of the United States is subject to certain risks, including:

          -    changes in regulatory requirements and tariffs;

          -    reduced protection of intellectual property rights;

          -    difficulties in distribution;

          -    the burden of complying with a variety of foreign laws; and

          - political or economic constraints on international trade or instability.

          In addition, some software exports from the United States are subject to export restrictions as a result of the encryption technology in the software and we may become liable to the extent we violate these restrictions. We may be unable to market, sell and distribute our products and services in local markets and we cannot be certain that one or more of these factors will not harm our future international operations, and consequently, our business.

NEW OBLIGATIONS TO COLLECT OR PAY SALES TAX COULD HARM OUR BUSINESS

          We do not currently collect sales, use or other similar taxes with respect to ESD or shipments of software products into states other than Connecticut, Minnesota and Washington. However, one or more local, state or foreign jurisdictions may seek to impose sales or use tax collection obligations on out-of-state companies like ours that engage in electronic commerce. Any new operation in states outside Connecticut, Minnesota and Washington could subject shipments into those states to state sales or use taxes under current or future laws. In addition, any failure by an E-Business client to collect obligatory sales or use taxes could cause the relevant jurisdiction to attempt imposing that obligation on us. A successful assertion by one or more states or any foreign country that we should collect sales, use or other taxes on the sale of merchandise through ESD or E-Business or shipments of software could harm our business.

OUR STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE DUE TO BROAD MARKET AND INDUSTRY FACTORS BEYOND OUR CONTROL

          The trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to factors such as:

          -    actual or anticipated variations in quarterly operating results;

          -    announcements of technological innovations;

          -    new products or services that we or our competitors offer;

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

          - our announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

          -    additions or departures of key personnel;

          -    sales of common stock; and

          -    other events or factors, many of which are beyond our control.

          In addition, the stock market in general, and the Nasdaq National Market and the market for Internet-related and technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. The trading prices of many technology companies' stocks are at or near historical highs and these trading prices and multiples are substantially above historical levels. These trading prices and multiples may not be sustained. These broad market and industry factors may cause the market price of our common stock to decline, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against that company. Litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which would harm our business.

PROVISIONS OF OUR CHARTER DOCUMENTS, OTHER AGREEMENTS AND DELAWARE LAW MAY INHIBIT POTENTIAL ACQUISITION BIDS FOR US

          Certain provisions of our Amended and Restated Certificate of Incorporation, Bylaws, other agreements and Delaware law could make it more difficult for a third party to acquire us, even if a change in control would be beneficial to our stockholders.

YEAR 2000 PROBLEMS WITH OUR INTERNAL SYSTEMS AND THIRD-PARTY SYSTEMS OF SUPPLIERS COULD CREATE SIGNIFICANT POTENTIAL LIABILITY FOR US AND REQUIRE US TO EXPEND SUBSTANTIAL MANAGEMENT AND FINANCIAL RESOURCES

          Many installed computer systems and software products were programmed to accept only two digits in the date code field. As of January 1, 2000, it became necessary for these code fields to accept four digit entries to distinguish years beginning with "19" from those beginning with "20."

          Like many other companies, Year 2000 computer issues create risks for us. If our internal management information systems and external electronic commerce information systems do not correctly recognize the process date information beyond the year 1999, there could be an adverse impact on our operations. To address potential Year 2000 issues with our internal and external systems, we have evaluated these systems. We believe we have completed all activities to evaluate and remediate year 2000 problems. We have also worked with key suppliers of products and services to determine that their operations and products are Year 2000 compliant. The failure of a major supplier to become Year 2000 Compliant on a timely basis, or a conversion that is incompatible with our systems could harm our business. In addition, our business may be harmed if our end-users are unable to use their credit cards due to the Year 2000 issues that are not rectified by their credit card vendors.

          We have a contingency plan for handling year 2000 problems that were not detected and corrected prior to their occurrence, and we are continuing to assess any exposure areas in order to determine what additional steps are advisable. We are prepared to use backup systems and have developed other alternative contingency plans for other critical functions where computer systems are essential. To date, we have not experienced any material year 2000 problems. However, if all of our potential year 2000 problems were not properly identified or if adequate assessment and remediation are not timely effected with respect to any year 2000 problems, our business could be harmed. Moreover, any year 2000 compliance problems facing our suppliers or vendors could also harm our business.

ITEM 2.   PROPERTIES.

          The Company currently leases approximately 55,000 square feet of office and warehouse space in two facilities in Eden Prairie, Minnesota. Both agreements expire on July 31, 2003. The Company also leases on a month to month basis approximately approximately 900 square feet of office space in suburban London that houses its European sales office. In addition, the Company leases on a short term basis offices in Cheshire, Connecticut and Issaquah, Washington with space of 1,700 and 800 square feet, respectively. The Company believes that its facilities will be adequate to accommodate the Company's needs for the foreseeable future.

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


1998                                                                                  HIGH                        LOW

Third Quarter (from August 11, 1998)                                                $   13.25                 $    5.00
Fourth Quarter                                                                      $   44.00                 $    5.63

1999

First Quarter                                                                       $   61.38                 $   27.44
Second Quarter                                                                      $   51.38                 $   19.56
Third Quarter                                                                       $   36.13                 $   18.25
Fourth Quarter                                                                      $   43.63                 $   19.63

2000

First Quarter (through March 10, 2000)                                              $   37.38                 $   23.81

          As of March 10, 2000 there were approximately 332 holders of record of the Company's Common Stock. On March 10, 2000, the last sale price reported on the Nasdaq National Market System for the Company's Common Stock was $31.38 per share.

          The Company has never declared or paid any cash dividends on its capital stock. The Company intends to retain any future earnings to support operations and to finance the growth and development of the Company's business and does not anticipate paying cash dividends for the foreseeable future.

          Since January 1, 1999, the Company has sold and issued the following unregistered securities:

          In February 1999, the Company granted to Linda Ireland, a vice president of the Company, outside of its equity incentive plans, options representing an aggregate of 61,296 shares of the Company's Common Stock at an exercise price of $29.1875 per share. Ms. Ireland left the Company in October 1999 prior to exercising any portion of this option and the option was cancelled in full.

          From January 5, 1999 to September 3, 1999, warrants were exercised to purchase 55,734 shares of Common Stock with a weighted average exercise price of $2.50.

          In April 1999, pursuant to an Agreement and Plan of Merger by and among the Company, Maagnum Internet Group, Inc., a Connecticut corporation ("Maagnum"), and Cyrus Maaghul, the sole shareholder of Maagnum, Maagnum merged with and into the Company (the "Merger"). At the effective time of the Merger,

Mr. Maaghul's shares of Maagnum common stock converted into the right to receive from the Company cash and 88,809 shares of Common Stock of the Company and up to an additional 320,161 shares of Common Stock that may be earned by Mr. Maaghul upon the achievement of certain business goals over the 24-month period following the closing date of the Merger. In addition, pursuant to a Stock Purchase Agreement dated April 1, 1999 by and between the Company and Meiman Kentjana, a key employee of Maagnum, in consideration for Mr. Kentjana's agreement to waive certain rights with respect to Maagnum, the Company issued to Mr. Kentjana on the closing date of the Merger 22,841 shares of Common Stock and gave him the right to receive up to an additional 192,374 shares of Common Stock that may be earned by Mr. Kentjana upon the achievement of certain business goals over the 24-month period following the closing date of the Merger.

          In the quarter ended September 30, 1999, Messrs. Maaghul and Kentjana of Maagnum collectively received earn-out payments in the form of 48,095 shares of Common Stock valued at $1,046,000.

          Also in April 1999, pursuant to an Asset Purchase Agreement by and among the Company, Public Software Library Ltd., a Texas limited partnership ("Seller"), and the partners of Seller, the Company purchased substantially all of the assets and assumed certain liabilities of Seller in exchange for an aggregate of 161,842 shares of Common Stock of the Company.

          In June 1999, pursuant to an Agreement and Plan of Merger and Reorganization by and among the Company, Universal Commerce, Incorporated, a Delaware corporation ("RegNow"), and certain stockholders of RegNow (the "Stockholders"), RegNow merged with and into the Company (the "RegNow Merger"). At the effective time of the RegNow Merger, the Stockholders received from the Company cash and 306,884 shares of Common Stock of the Company. In addition, the Stockholders may receive additional shares of Common Stock upon the achievement of certain revenue goals over the 12-month period following the closing date of the RegNow Merger.

          In October 1999, pursuant to an Asset Purchase Agreement by and among the Company, Walnut Creek CDROM, Inc. ("Walnut Creek"), and the sole shareholder of Walnut Creek, the Company purchased certain assets of Walnut Creek in exchange for cash and 143,885 shares of Common Stock of the Company.

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

ITEM 6.  SELECTED FINANCIAL DATA.


                                                                             YEAR ENDED DECEMBER 31,
                                                   -----------------------------------------------------------------------
                                                        1999            1998           1997           1996        1995
                                                   ------------  --------------  -------------  -------------   ----------
                                                                      (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
   Sales......................................     $   75,050    $       20,911    $   2,472    $       111      $     -
   Cost of sales..............................         61,012            17,487        2,052             95            -
                                                   ------------  --------------  -------------  -------------   ----------
     Gross profit.............................         14,038             3,424          420             16            -
   Operating expenses:
     Sales and marketing......................         17,636             9,514        1,501             68             3
     Product development and operations                16,145             5,432        1,528            230           130
     General and administrative...............          4,172             3,171          929            415            32
     Amortization of goodwill and acquisition
     related costs............................          6,886                -            -              -             -
                                                   -----------  ---------------  -------------  -------------   ----------
       Total operating expenses...............         44,839            18,117        3,958            713           165
                                                   -----------  ---------------  -------------  -------------   ----------
   Loss from operations.......................        (30,801)          (14,693)      (3,538)          (697)         (165)
     Interest income..........................          3,148               895           53              8            22
                                                   -----------  ---------------  -------------  -------------   ----------
   Net loss...................................     $  (27,653)   $      (13,798)   $  (3,485)   $      (689)     $   (143)
                                                   ===========  ===============  =============  =============   ==========
   Basic and diluted net loss per share (1)...     $    (1.36)   $        (1.01)   $   (0.46)   $     (0.13)     $  (0.03)
                                                   ===========  ===============  =============  =============   ==========
   Shares used in per share computation (1)...         20,312            13,691        7,514          5,333         5,333


                                                                                  DECEMBER 31,
                                                   -----------------------------------------------------------------------
                                                       1999             1998           1997           1996         1995
                                                   -----------   --------------   ------------   ------------   ----------
                                                                      (in thousands, except per share data)
BALANCE SHEET DATA:
   Cash and cash equivalents                       $    15,120    $     63,503     $   2,126    $       800    $       487
   Short-term investments.....................          24,387          10,894            -               -              -
   Working capital (deficit)                            28,777          70,563         1,244           (451)           478
   Total assets...............................          87,142          80,328         3,405          1,202            635
   Accumulated deficit........................         (45,776)        (18,123)       (4,325)          (840)          (152)
   Total stockholders' equity (deficit).......          73,077          74,587         2,329            (58)           627

----------------

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

OVERVIEW

          The Company is a leading provider of comprehensive electronic commerce outsourcing solutions. The Company was incorporated in February 1994 and commenced offering products for sale through its clients' Web stores in August 1996. From inception through August 1996, the Company had no sales, and its activities related primarily to the development of its Commerce Network Server ("CNS") technology related to electronic commerce. In 1996, the Company began to focus its business development efforts on the software industry, building its inventory of software products through contracts with software publishers. In 1997, the Company began to develop software distribution relationships through contracts with online retailers. In the second quarter of 1999 the Company added approximately 3,000 software publisher clients through its acquisition of three electronic commerce outsourcing providers to the shareware publishing industry, Maagnum Internet Group, Public Software Library and Universal Commerce, Incorporated. As of December 31, 1999, the Company had approximately 4,800 software publisher clients and 1,300 online retailer clients that it serves under its Software and Digital Services Group. In late 1998, the Company began to offer it's comprehensive electronic commerce outsourcing services in the form of a transaction fee-based e-commerce service to clients outside of the software industry. As of December 31, 1999, the Company had contracts with 22 clients that it serves under its E-Business Services Group.

     The Company derives its revenue primarily from sales of third-party software. The Company has contractual relationships with its software publisher and online retailer clients which obligate the Company to pay to the client a specified percentage of each sale. Revenues from the sale of software products, net of estimated returns, are recognized upon either delivery through electronic software delivery ("ESD") or shipment of the physical product to the end-user. The amount payable to the software publisher or online retailer is reported as cost of sales. The Company bears full credit risk with respect to substantially all sales. In late 1998, the Company began formally offering e-commerce service for products other than third-party software, under its E-Business Services Group. The Company derives its revenue from development fees, transaction processing and hosting fees as well as service fees. Most E-Business revenue is recognized as services are performed, with the exception of annual fees and certain integration fees which are recognized evenly over the term of the contract. The Company generated less than 3% of its 1999 revenue from E-Business Services. There can be no assurance that the Company will derive any significant revenue from this service.

     The Company has a limited operating history upon which investors may evaluate its business and prospects. Since inception, the Company has incurred significant losses, and as of December 31, 1999, had an accumulated deficit of approximately $45.8 million. The Company intends to expend significant financial and management resources on the development of additional services, sales and marketing, technology and operations to support larger-scale operations and greater service offerings. As a result, the Company expects to incur additional losses and continued negative cash flow from operations for the foreseeable future, and such losses are anticipated to increase significantly from current levels. There can be no assurance that the Company's sales will increase or even continue at their current level or that the Company will achieve or maintain profitability or generate cash from operations in future periods. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as electronic commerce. To address these risks, the Company must, among other things, maintain existing and develop new relationships with software publishers, online retailers and E-Business clients, implement and successfully execute its business and marketing strategy, continue to develop and upgrade its technology and transaction-processing systems, provide superior customer service and order fulfillment, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's current and future expense levels are based largely on its planned operations and estimates of future sales. Sales and operating results generally depend on the volume and timing of orders received, which are difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in sales would have an immediate adverse effect on the Company's business, financial condition and results of operations. In view of the rapidly evolving nature of the Company's business and its limited operating history, the Company is unable to accurately forecast its sales and believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

RESULTS OF OPERATIONS

     The following table sets forth certain items from the Company's consolidated condensed statements of operations as a percentage of total revenues for the years indicated.

                                                             ------------------------------------------
                                                                   1999           1998           1997
                                                             --------------  --------------  ----------
Sales                                                             100.0%          100.0%         100.0%
Cost of sales                                                      81.3            83.6           83.0
                                                             --------------  --------------  ----------
   Gross profit                                                    18.7            16.4           17.0
                                                             --------------  --------------  ----------
Operating expenses:
   Sales and marketing                                             23.5            45.5           60.7
   Product development and operations                              21.5            26.0           61.8
   General and administrative                                       5.6            15.2           37.6
   Amortization of goodwill and other acquisition
      related costs                                                 9.1             -              -
                                                             --------------  --------------  ----------
Total operating expenses                                           59.7            86.7          160.1
                                                             --------------  --------------  ----------
Loss from operations                                              (41.0)          (70.3)        (143.1)
                                                             --------------  --------------  ----------
Interest income, net                                                4.2             4.3            2.1
                                                             --------------  --------------  ----------
Net loss                                                          (36.8)%         (66.0)%       (141.0)%
                                                             ==============  ==============  ==========

YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

     SALES. The Company derives its revenue primarily from sales of third-party software. The Company recognizes revenue from the sale of software products upon delivery through ESD or shipment of the physical product to the end-user. The majority of sales are comprised of the gross selling price of the software sold by the Company, net of estimated returns, plus any outbound shipping and handling charges, as well as gross revenue generated by certain merchandising activities. For these type of sales, the Company bears credit and delivery risk with respect to the sale. For sales where the Company does not bear the risk of credit, the Company records a net service fee. Additionally, the Company realizes development fees, transaction processing and hosting fees, and service fees from its E-Business Services clients. The E-Business Services revenue represented less than 3% of the total Company revenue in 1999. The Company's sales increased to $75.1 million in 1999 from $20.9 million in 1998 and $2.5 million in 1997. The sales increases in 1999 and 1998 were a result of significant growth in the number of the Company's clients, the increasing market acceptance of ESD and merchandising activities implemented which increased the average sales generated by the Company's software publisher clients. The 1999 sales growth was also a function of the acquisitions of the three shareware outsourcing companies during 1999. International sales represented approximately 22%, 24% and 31% of sales in the years ended December 31, 1999, 1998 and 1997, respectively.

     GROSS PROFIT. Cost of sales consists primarily of the amount payable to the software publishers and online retailers for product sold to the end-user and outbound and inbound shipping and distribution costs for physical product. Cost of sales for services provided to E-Business clients consists of the labor and direct costs of providing e-commerce services to the client. Cost of sales increased to $61.0 million from $17.5 million and $2.1 million in 1999, 1998 and 1997, respectively, reflecting the Company's growth in sales. During 1999, 1998 and 1997, the Company's gross profit margins were 18.7%, 16.4% and 17.0%, respectively. The gross profit margin increased in 1999 as compared to 1998 primarily due to the increased number of processed fee-based transactions as well as cost efficiencies implemented in the physical distribution process and the termination of certain low-margin client contracts. The gross profit margin declined in 1998 as compared to 1997 primarily as a result of the addition of certain lower margin software publishers in the second half of 1997 and the higher cost impact of a greater proportion of sales in 1998 involving physical shipments. In each of the years ended December 31, 1999, 1998 and 1997, less than 3% of the Company's revenue was generated from the high-margin E-Business services. The

Company expects that an increasing percentage of its revenue will be generated from E-Business services. The Company also believes that Internet commerce and related services will become more competitive in the near future. Accordingly, the Company may reduce or alter its pricing structure and policies in the future and any change could reduce gross margins.

     SALES AND MARKETING. Sales and marketing expense consists primarily of personnel and related expenses, advertising and promotional expenses, credit card chargebacks and bad debt expense, and credit card transaction fees. Sales and marketing expense increased to $17.6 million from $9.5 million and $1.5 million in 1999, 1998 and 1997, respectively, resulting from additional sales and marketing personnel and related expenses, increased advertising and promotional expense, increased bad debt expense and increased credit card transaction fees due to the increased sales. The primary components of the increase in 1999 from 1998 were an increase in wages, benefits and consulting fees of $4.3 million and an increase in credit card chargebacks, bad debt expense and credit card transaction fees of $3.0 million. As a percentage of sales, sales and marketing expense decreased to 23.5% in 1999 from 45.5% in 1998, primarily reflecting the Company's increased sales volume. The primary components of the increase in 1998 from 1997 were an increase in advertising and marketing expenditures of $3.2 million and an increase in wages and benefits of $1.5 million. As a percentage of sales, sales and marketing expense decreased to 45.5% in 1998 from 60.7% in 1997, primarily reflecting the Company's increased sales volume. The Company expects that sales and marketing expense will continue to increase in absolute dollars as the Company continues to build its sales and marketing infrastructure and to develop marketing programs.

     PRODUCT DEVELOPMENT AND OPERATIONS. Product development and operations expense consists primarily of personnel and related expenses and consulting associated with developing, enhancing and maintaining the Company's CNS and related facilities, internal systems and telecommunications infrastructure as well as customer service and phone order functions. Product development and operations expense increased to $16.1 million from $5.4 million and $1.5 million in 1999, 1998 and 1997, respectively. The increase was primarily related to increased personnel and consulting costs related to developing, enhancing and maintaining the Company's CNS, customer service and related facilities on a 24 hour a day, seven day per week basis. The primary components of the increase in 1999 from 1998 were an increase in wages, benefits and temporary employee costs of $3.7 million and an increase in consulting costs of $4.4 million. As a percentage of sales, product development and operations expense decreased to 21.5% in 1999 from 26.0% in 1998, primarily reflecting the Company's increased sales volume. The primary components of the increase in 1998 from 1997 were an increase in consulting costs of $1.4 million and an increase in wages and benefits of $1.2 million. As a percentage of sales, sales and marketing expense decreased to 26.0% in 1998 from 61.8% in 1997, primarily reflecting the Company's increased sales volume. The Company believes that continued investment in product development and operations is critical to attaining its strategic objectives and, and as a result, expects product development and operations expenses will continue to increase in absolute dollars.

     GENERAL AND ADMINISTRATIVE. General and administrative expense consists principally of executive, accounting and administrative personnel and related expenses, including deferred compensation expense, professional fees, and investor relations expenses. General and administrative expense increased to $4.2 million from $3.2 million and $929,000 in 1999, 1998 and 1997, respectively, primarily due to increased personnel related expense and professional fees and investor relations cost associated with being a public company. The primary components of the increase in 1999 from 1998 were an increase in wages and benefits of $204,000 and an increase in professional fees of $535,000. As a percentage of sales, general and administrative expense decreased to 5.6% in 1999 from 15.2% in 1998, primarily reflecting the Company's increased sales volume. The primary components of the increase in 1998 from 1997 were an increase in deferred compensation expense of $1.2 million and an increase in wages and benefits of $346,000. As a percentage of sales, general and administrative expense decreased to 15.2% in 1998 from 37.6% in 1997, primarily reflecting the Company's increased sales volume. The Company expects general and administrative expense to increase in absolute dollars in the future, particularly as the Company continues to build infrastructure to support growth and incurs costs associated with being a public company. As a percentage of sales, these expenses are expected to decrease as sales increase.

     INTEREST INCOME. Interest income consists of earnings on the Company's cash, cash equivalents and short-term investments. Interest income increased to $3.1 million from $895,000 and $53,000 in 1999, 1998 and 1997, respectively, resulting from changes in average cash and cash equivalent balances. The Company expects interest income to decrease in the future as cash is used to fund operations and is used for investments in infrastructure.

     INCOME TAXES. The Company paid no income taxes in 1999, 1998 and 1997. The Company has incurred a net loss for each period since inception. As of December 31, 1999, the Company had approximately $56.3 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2009. Due to the uncertainty of future profitability, a valuation allowance equal to the deferred tax asset has been recorded. Certain changes in ownership that resulted from the sales of Common and Preferred Stock will limit the future annual realization of the tax net operating loss carryforwards to a specified percentage under Section 382 of the Internal Revenue Code.

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

     Net cash used in operating activities in 1999, 1998 and 1997 was $13.6 million, $9.0 million and $2.6 million, respectively. Net cash used for operating activities in each of these periods was primarily the result of net losses, offset in part by goodwill amortization and earn-out charges, increases in accounts payable and increases in depreciation and amortization.

     Net cash used in investing activities in 1999, 1998 and 1997 was $37.5 million, $14.5 million and $984,000, respectively. Net cash used in investing activities in each of these periods was primarily the result of the purchases of property and equipment and the purchase of investments in 1999 and 1998. Additionally, $4.1 million of cash was used for cash paid for acquisition, net of cash received. The property and equipment purchased consisted primarily of computer hardware and software.

     Net cash provided by financing activities in 1999, 1998 and 1997 was $2.7 million, $84.9 million and $4.9 million, respectively. The cash provided by financing activities was the result of proceeds from the sales of the Company's Common Stock in 1998 and 1997, the sale of the Company's Series A Preferred Stock in April 1998 and the exercise of options and warrants in 1999 and 1998.

     As of December 31, 1999 the Company had approximately $15.1 million of cash and cash equivalents, $24.4 million of short-term investments and $14.8 million of long-term investments. The Company's principal commitments consisted of obligations outstanding under operating leases. Although the Company has no material commitments for capital expenditures, it anticipates an increase in the rate of capital expenditures consistent with its anticipated growth in operations, infrastructure and personnel. The Company anticipates that it will expend approximately $22.0 million over the next 24 months on capital expenditures based on the Company's current anticipated growth rate. The Company further anticipates that it will expend approximately $30.0 million over the next 24 months on product development based on the Company's current anticipated growth rate in operations. The Company may also use cash to acquire or license technology, products or businesses related to the Company's current business. The Company also anticipates that it will continue to experience significant growth in its operating expenses for the foreseeable future and that its operating expenses will be a material use of the Company's cash resources.

     The Company believes that existing sources of liquidity will provide adequate cash to fund its operations for at least the next 18 months, although the Company may seek to raise additional capital during that period. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. There can be no assurances that financing will be available in amounts or on terms acceptable to the Company, if at all.

YEAR 2000 COMPLIANCE

     Prior to January 1, 2000, there was a great deal of concern regarding the ability for computers to accurately recognize and process dates due to the century change. Most reports to date indicate that computer systems are functioning normally and compliance and remediation work leading up to Year 2000 was effective in preventing problems. The Company has not experienced any material Year 2000 difficulties or disruptions and does not expect to over the course of time. However, the Company will continue to monitor the potential for disruptions throughout the year and has in place techniques that can be used in case of a failure to allow the Company to continue to process commerce activity. Should a significant disruption occur due to a future Year 2000 problem, it will likely have a material adverse effect on the Company.

     The Company's cost to analyze the Year 2000 issue was under $25,000 and the ongoing costs are expected to be minor. Additionally, the Company did not defer any development or information technology spending because of Year 2000, other than for a period of three weeks around the year change.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING ANDFINANCIAL DISCLOSURE.

          None.

                                    PART III

          Certain information required in Part III of this Report is incorporated by reference to the Company's Proxy Statement in connection with the Company's 2000 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 10.  Directors and Executive Officers of the Registrant.

          (a) Identification of Directors:

          The information concerning the Company's directors and nominees is incorporated by reference to the Company's Proxy Statement in connection with the Company's 2000 Annual Meeting to be in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

          (b) Identification of Executive Officers:

          Please refer to the section entitled "Executive Officers" in part I,
Item 1 hereof.

          (c) Compliance with Section 16(a) of the Exchange Act:

                    Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) during the 1999 fiscal year and Form 5 and amendments thereto furnished to the Company with respect to fiscal year 1999, no director, officer, or beneficial owner of more than 10 percent of any class of equity security of the Company has failed to file on a timely basis, as disclosed by the above forms, reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended during the 1999 fiscal year.

ITEM 11.       EXECUTIVE COMPENSATION.

          The information required in Item 11 of Part III of this report is incorporated by reference to the Company's Proxy Statement in connection with the Registrant's 2000 Annual Meeting to be filed in accordance with Regulation14A under the Securities Exchange Act of 1934, as amended.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The information required in Item 12 of Part III of this report is incorporated by reference to the Company's Proxy Statement in connection with the Registrant's 2000 Annual Meeting to be filed in accordance with Regulation14A under the Securities Exchange Act of 1934, as amended.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information required in Item 13 of Part III of this Report is incorporated by reference to the Company's Proxy Statement in connection with the Registrant's 2000 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

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

               (3)      Exhibits


EXHIBIT NUMBER                                     DESCRIPTION OF DOCUMENT
3.1(1)            Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.

3.2(1)            Bylaws of the Registrant, as currently in effect.

4.1(1)            Specimen Stock Certificate.

10.1(1)           Form of Indemnity Agreement between Registrant and each of its directors and executive officers.

10.2(1)           1998 Stock Option Plan.

10.3(1)           Distributor Agreement dated April 23, 1997 by and between Corel Corporation and the Registrant.

10.4(1)           Employment and Non-Competition Agreement effective May 25, 1998 by and between Joel A. Ronning and the Registrant.

10.5(1)           Fujitsu Modification Agreement dated December 11, 1997 by and between Joel A. Ronning, the Registrant, Fujitsu
                  Limited and MacUSA, Inc.

10.6(1)           Heads of Agreement for International Agreement dated February 25, 1998 by and between Christopher J. Sharples,
                  David A. Taylor and the Registrant.

10.7(1)           Stock Subscription Warrant for Shares of Common Stock dated February 26, 1998 by and between Christopher Sharples and Registrant.

10.8(1)           Termination of Lease Letter dated April 30, 1998 by and between Tech Squared, Inc. and Registrant.

10.9(1)           Services Agreement dated July 30, 1998 by and between Tech Squared, Inc. and Registrant.

10.10(1)          Stock Option Agreement dated December 28, 1995 by and between Joel A. Ronning and MacUSA, Inc.

10.11(1)          Form of Registration Rights Agreement by and between Wasserstein Adelson Ventures, L.P., certain other investors and Registrant.



10.12(1)          Form of Conditional Warrant to Purchase Common Stock dated April 22, 1998 by and between Wasserstein Adelson
                  Ventures, L.P. and Registrant.

10.13(1)          Form of Warrant to Purchase Common Stock by and between certain investors and Registrant.

10.14 (1)         Form of Registration Rights Agreement by and between certain investors and Registrant.

10.15(1)          Consent to Assignment and Assumption of Lease dated April 22, 1998 by and between CSM Investors, Inc., IntraNet
                  Integration Group, Inc. and Registrant.

10.16(1)          Employment Agreement effective July 30, 1998 by and between Perry W. Steiner and the Registrant.

10.17             Assignment of Lease dated April 21, 1998 by and between Intranet Integration Group, Inc. and Registrant.

10.18             Lease Agreement dated January 18, 2000 between Property Reserve, Inc. and Registrant.

21.1(1)           Subsidiaries of Digital River, Inc.

23.1              Consent of Independent Public Accountants.

24.1              Power of Attorney. Reference is made to the signature page.

27.1              Financial Data Schedule


----------------------------

+ Confidential treatment has previously been granted for portions of this exhibit.

(1) Incorporated by reference to the indicated exhibit in the Company's Registration Statement on Form S-1 (File No. 333-56787), declared effective on August 11, 1998.

        (b) The Registrant filed no reports on Form 8-K in the fourth quarter of 1999.

        (c)       See Exhibits listed under Item 14(a)(3).

        (d) The financial statement schedules required by this item are listed under 14(a)(2).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Eden Prairie, State of Minnesota, on the 30th day of March 2000.

                                         DIGITAL RIVER, INC.

                                    By:  /s/  JOEL A. RONNING

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

    Pursuant to the requirements of the Securities Exchange Act of 1934,this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


           SIGNATURE                                        TITLE                              DATE

/s/      JOEL A. RONNING                          Chief Executive Officer and Director      March 30, 2000
                                                  (Principal Executive Officer)
--------------------------------
         Joel A. Ronning

/s/      ROBERT E. STRAWMAN                       Chief Financial Officer and Treasurer     March 30, 2000
                                                  (Principal Financial and Accounting
--------------------------------                  Officer)
         Robert E. Strawman

/s/      PERRY W. STEINER                         President and Director                    March 30, 2000

--------------------------------
         Perry W. Steiner

/s/      WILLIAM LANSING                          Director                                  March 30, 2000

--------------------------------
         William Lansing

/s/      THOMAS F. MADISON                        Director                                  March 30, 2000

--------------------------------
         Thomas F. Madison

/s/      J. PAUL THORIN                           Director                                  March 30, 2000

--------------------------------
         J. Paul Thorin

/s/      CHRISTOPHER J. SHARPLES                  Director                                  March 30, 2000

--------------------------------
         Christopher J. Sharples

/s/      TIMOTHY C. CHOATE                        Director                                  March 30, 2000

--------------------------------
         Timothy C. Choate


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Digital River, Inc.:

We have audited the accompanying consolidated balance sheets of Digital River, Inc. and Subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digital River, Inc. and Subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



                                       ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
  January 26, 2000

                                DIGITAL RIVER, INC.

                            CONSOLIDATED BALANCE SHEETS
                                 AS OF DECEMBER 31
                         (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                1999      1998
                                                              --------  --------
                           ASSETS
 CURRENT ASSETS:
   Cash and cash equivalents                                  $15,120   $63,503
   Short-term investments                                      24,387    10,894
   Accounts receivable, net allowance of $593 and $129          2,455     1,487
   Prepaid expenses and other                                     880       420
                                                              -------    -------
           Total current assets                                42,842    76,304
                                                              -------    -------
 PROPERTY AND EQUIPMENT:
   Property and equipment                                       8,993     4,539
   Less- Accumulated depreciation                              (1,714)     (625)
                                                              -------    ------
           Net property and equipment                           7,279     3,914

 LONG-TERM INVESTMENTS                                         14,832         -
 GOODWILL, net of accumulated                                  22,050         -
   amortization of $5,560
 OTHER ASSETS                                                     139       110
                                                              -------   -------
           Total assets                                       $87,142   $80,328
                                                              -------   -------
                                                              -------   -------

              LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Accounts payable                                           $11,020    $3,880
   Accrued payroll                                              1,909       807
   Other accrued liabilities                                    1,136     1,054
                                                              -------   -------
           Total current liabilities                           14,065     5,741
                                                              -------   -------
 COMMITMENTS AND CONTINGENCIES (Note 4)

 STOCKHOLDERS' EQUITY:
   Preferred Stock, $.01 par value, 5,000,000 shares
    authorized; no shares issued or outstanding                     -         -
   Common stock, $.01 par value, 45,000,000 shares
    authorized; 20,699,244 and 19,544,791 shares issued and
    outstanding                                                   207       195
 Additional paid-in capital                                   119,445    93,883
 Deferred compensation                                           (637)   (1,368)
 Accumulated other comprehensive income (loss)                   (162)        -
 Accumulated deficit                                          (45,776)  (18,123)
                                                              -------   -------
           Total stockholders' equity                          73,077    74,587
                                                              -------   -------
           Total liabilities and stockholders' equity         $87,142   $80,328
                                                              -------   -------
                                                              -------   -------


The accompanying notes are an integral part of these consolidated financial statements.

                                 DIGITAL RIVER, INC.

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE YEARS ENDED DECEMBER 31
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                   1999        1998       1997
                                                 ---------   --------   --------
 SALES                                           $ 75,050   $ 20,911    $ 2,472

 COST OF SALES                                     61,012     17,487      2,052
                                                 --------    -------    -------
           Gross profit                            14,038      3,424        420

 OPERATING EXPENSES:
      Sales and marketing                          17,636      9,514      1,501
      Product development and operations           16,145      5,432      1,528
      General and administrative                    4,172      3,171        929
      Amortization of goodwill and acquisition      6,886          -          -
        related costs (note 2)
                                                 --------    -------    -------
           Total operating expenses                44,839     18,117      3,958
                                                 --------    -------    -------
 LOSS FROM OPERATIONS                             (30,801)   (14,693)    (3,538)

 INTEREST INCOME                                    3,148        895         53
                                                 --------    -------    -------
           Net loss                             $(27,653)   $(13,798)   $(3,485)
                                                 --------    -------    -------
                                                 --------    -------    -------
 BASIC AND DILUTED NET LOSS PER SHARE           $  (1.36)   $  (1.01)   $ (0.46)
                                                 --------    -------    -------
                                                 --------    -------    -------
 BASIC AND DILUTED WEIGHTED AVERAGE COMMON
      SHARES OUTSTANDING                           20,312     13,691      7,514
                                                 --------    -------    -------
                                                 --------    -------    -------


The accompanying notes are an integral part of these consolidated financial statements.

                                DIGITAL RIVER, INC.

             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (IN THOUSANDS)


                                                                                      Accumulated
                                               Common Stock   Additional  Deferred      Other
                                             ---------------   Paid-In    Compen-   Comprehensive
                                             Shares   Amount   Capital     sation        Income
                                             ------   ------   -------     ------    -------------
 BALANCE, December 31, 1996                   5,333    $ 53   $   729     $     -            $   -
    Convertible debentures exchanged for
     common stock                             1,018      10       987           -                -
    Sales of common stock                     2,831      28     4,746           -                -
    Common stock issued in Fujitsu
     agreement                                   60       1       100           -                -
    Net loss                                      -       -         -           -                -
                                            -------   -----   -------      ------                -
 BALANCE, December 31, 1997                   9,242      92     6,562           -                -
                                                                                                 -
    Sales of common stock                     8,679      87    80,581           -                -
    Sales of preferred stock
     subsequently converted to
     common stock                             1,000      10     2,815           -                -
    Exercise of options and warrants            624       6     1,346           -                -
    Deferred compensation related to
     stock options and warrants                   -       -     2,579      (2,579)               -
    Deferred compensation expense                 -       -         -       1,211                -
    Net loss                                      -       -         -           -                -
                                            -------   -----   -------      ------                -
 BALANCE, December 31, 1998                  19,545     195    93,883      (1,368)               -

    Common stock issued for
     acquisitions and earn-out
     arrangements                               777       8    22,801           -                -
    Net common stock exchanged
     in Tech Squared transition
     (Note 2)                                  (350)     (3)      235           -                -
    Exercise of options and warrants            727       7     2,416           -                -
    Stock options granted for services            -       -       110           -                -
    Deferred compensation expense                 -       -         -         731                -
    Unrealized loss on investments                -       -         -           -             (162)
    Net loss                                      -       -         -           -                -
                                            -------   -----  --------      ------      -----------
 BALANCE, December 31, 1999                  20,699    $207  $119,445      $ (637)     $      (162)
                                            =======   =====  ========      ======      ===========


                                                         Total
                                                      Stockholder's  Comprehensive
                                         Accumulated     Equity        Income
                                           Deficit      (Deficit)      (Loss)
                                           -------     -----------  -------------
 BALANCE, December 31, 1996                  $  (840)     $    (58)      $      -
    Convertible debentures exchanged for
     common stock                                  -           997              -
    Sales of common stock                          -         4,774              -
    Common stock issued in Fujitsu
     agreement                                     -           101              -
    Net loss                                  (3,485)       (3,485)        (3,485)
                                             -------       -------        -------
 BALANCE, December 31, 1997                   (4,325)        2,329        $(3,485)
                                                                          =======
    Sales of common stock                          -        80,668              -
    Sales of preferred stock
     subsequently converted to
     common stock                                  -         2,825              -
    Exercise of options and warrants               -         1,352              -
    Deferred compensation related to
     stock options and warrants                    -             -              -
    Deferred compensation expense                  -         1,211              -
    Net loss                                 (13,798)      (13,798)       (13,798)
                                             --------       -------      --------
 BALANCE, December 31, 1998                  (18,123)       74,587       $(13,798)
                                                                         ========
    Common stock issued for
     acquisitions and earn-out
     arrangements                                  -        22,809              -
    Net common stock exchanged
     in Tech Squared transition
     (Note 2)                                      -           232              -
    Exercise of options and warrants               -         2,423              -
    Stock options granted for services             -           110              -
    Deferred compensation expense                  -           731              -
    Unrealized loss on investments                 -          (162)          (162)
    Net loss                                 (27,653)      (27,653)       (27,653)
                                            --------      --------       --------
 BALANCE, December 31, 1999                 $(45,776)     $ 73,077       $(27,615)
                                            ========      ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                                DIGITAL RIVER, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE YEARS ENDED DECEMBER 31
                                   (IN THOUSANDS)


                                                                                      1999            1998          1997
                                                                                   -----------    ------------   -----------
 OPERATING ACTIVITIES:
      Net loss                                                                     $  (27,653)    $  (13,798)    $   (3,485)
      Adjustments to reconcile net loss to net cash used in operating activities:
      Goodwill amortization and earn-out charges                                        6,606              -              -
      Depreciation and amortization                                                     1,552            604            195
      Deferred compensation expense                                                       731          1,211              -
      Common stock and options issued for services                                        110              -            101
      Change in operating assets and liabilities:
           Accounts receivable and prepaid expenses                                    (1,226)        (1,713)          (184)
           Accounts payable                                                             5,122          3,160            607
           Accrued payroll and other accrued liabilities                                1,184          1,505            206
                                                                                   ----------     ----------      ---------
           Net cash used in operating activities                                      (13,574)        (9,031)        (2,560)
                                                                                   ----------     ----------      ---------
 INVESTING ACTIVITIES:
      Purchases of short-term investments                                            (106,467)       (15,894)             -
      Proceeds from sales of investments                                               78,000          5,000              -
      Cash paid for acquisitions, net of cash received                                 (4,077)             -              -
      Purchases of equipment                                                           (4,783)        (3,531)          (920)
      Patent acquisition costs                                                           (117)           (62)           (64)
                                                                                   ----------     ----------      ---------
           Net cash used in investing activities                                      (37,464)       (14,487)          (984)
                                                                                   ----------     ----------      ---------
 FINANCING ACTIVITIES:
      Sales of preferred and common stock                                                   -         83,543          4,774
      Exercise of options and warrants                                                  2,423          1,352              -
      Other                                                                               232              -             96
                                                                                   ----------     ----------      ---------
           Net cash provided by financing activities                                    2,655         84,895          4,870
                                                                                   ----------     ----------      ---------
 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (48,383)        61,377          1,326

 CASH AND CASH EQUIVALENTS, beginning of year                                          63,503          2,126            800
                                                                                   ----------     ----------     ----------
 CASH AND CASH EQUIVALENTS, end of year                                            $   15,120     $   63,503     $    2,126
                                                                                   ----------     ----------     ----------
                                                                                   ----------     ----------     ----------
 NONCASH INVESTING AND FINANCING ACTIVITIES:

 Convertible debentures exchanged for common stock, net of direct
    costs                                                                          $        -     $        -     $      998
                                                                                   ----------     ----------     ----------
                                                                                   ----------     ----------     ----------
      Preferred stock converted to common stock                                    $        -     $    2,825     $        -
                                                                                   ----------     ----------     ----------
                                                                                   ----------     ----------     ----------
      Common stock issued in acquisitions                                          $   21,713     $        -     $        -
                                                                                   ----------     ----------     ----------
                                                                                   ----------     ----------     ----------



The accompanying notes are an integral part of these consolidated financial statements.

                      DIGITAL RIVER, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 1999 and 1998


1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Digital River, Inc., a Delaware corporation, and its wholly owned subsidiaries (collectively, the Company) provide a suite of electronic commerce services to its clients, including web store development and hosting, transaction processing, electronic software delivery, fraud screening, customer service and analytical marketing. Through contractual relationships with software publishers and online retailers, the Company offers software products for sale via the Internet. Beginning in late 1998, the Company also began to offer electronic commerce services to companies outside of the software vertical market.

The Company was incorporated in 1994 and conducted its first online sale through a client's Web store in August 1996. The Company has experienced significant losses of $45.8 million since inception and has experienced significant negative cash flows from operations. The Company anticipates it will continue to have net losses and negative cash flows from operations for the foreseeable future and that such losses are anticipated to increase significantly from current levels.

The Company's prospects must be considered in light of the risks frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as electronic commerce. To address these risks, the Company must, among others things, maintain existing and develop new relationships with independent software publishers, online retailers and other companies outside of the software market, maintain and increase its client base, implement and successfully execute its business and marketing strategy, continue to develop and upgrade its technology and transaction-processing systems, provide superior customer service and order fulfillment, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurances that the Company will be successful in addressing such risks, and the failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Digital River, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

The Company considers all short-term, highly liquid investments, primarily high grade commercial paper and money market accounts, that are readily convertible into known amounts of cash and that have original maturities of three months or less, to be cash equivalents.

INVESTMENTS

Investments held by the Company are classified as available for sale securities and are carried at their market value with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity.

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

GOODWILL

Goodwill has been recorded as a result of certain acquisitions made by the Company and is being amortized under the straight-line method using a life of three years.

PATENTS

The costs of developing patents are amortized over a three-year period utilizing the straight-line method of amortization once the patent application is filed. Patents are included in other assets on the accompanying consolidated balance sheets, net of accumulated amortization of $262,000 and $174,000 as of December 31, 1999 and 1998, respectively.

REVENUE RECOGNITION

The Company derives its revenue primarily from sales of third-party software. The Company has contractual relationships with its software publisher and online retailer clients which obligate the Company to pay to the client a specified percentage of each sale. For the majority of sales, the Company takes title to the merchandise, is at risk of loss for collecting all sales proceeds, is responsible for delivery of the merchandise and takes returns from customers. The Company records the full sales amount as revenue upon verification of credit card authorization and either electronic delivery or physical shipment of the merchandise. The amount payable to the software publisher or online retailer is reported as cost of sales. The Company bears full credit risk with respect to these sales. In certain cases, the Company does not take title to merchandise or bear credit risk on a sale, in which case the Company records a net service fee amount as revenue. Sales to foreign customers accounted for 22%, 24% and 31% of sales for the years ended December 31, 1999, 1998 and 1997, respectively. One client accounted for 18% of sales for the year ended December 31, 1997. No clients accounted for more than 10% of sales in the years ended December 31, 1999 and 1998.

ADVERTISING COSTS

The costs of advertising are charged to sales and marketing expense as incurred. For the years ended December 31, 1999, 1998 and 1997, the Company incurred advertising expense of $2,442,000, $2,569,000 and $292,000, respectively.

PRODUCT DEVELOPMENT

Costs associated with the development of new products and services are charged to operations as incurred. Those costs totaled $7,464,000, $3,392,000 and $1,393,000, for the three years ended December 31, 1999, 1998 and 1997, respectively.

NET LOSS PER SHARE

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. The computation of diluted earnings per common share is similar to the computation of basic loss per common share, except that the denominator is increased for the assumed conversion of convertible securities and the exercise of dilutive options using the treasury stock method. The weighted average shares used in computing basic and diluted loss per share were the same for the three years ended December 31, 1999, 1998 and 1997. Options, warrants and the Series A Preferred Stock totaling 3,898,313, 2,883,059 and 1,056,642 for the three years ended December 31, 1999, 1998 and 1997, respectively, were excluded from the computation of earnings per share as their effect is antidilutive.

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

SEGMENTS

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," in 1998. The Company has determined that it does not have any separately reportable business segments as of December 31, 1999.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company will be required to adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," in fiscal year 2001. The Company does not currently engage in any derivative or hedging activities and therefore expects there will be no impact to the financial statements upon adoption of this standard.

2. ACQUISITIONS AND PURCHASES OF ASSETS:

In 1999, the Company acquired or purchased the assets of Maagnum Internet Group ("Maagnum"), Public Software Library Ltd., Universal Commerce, Incorporated ("RegNow"), and Walnut Creek CDROM, Inc. for an aggregate $4.5 million in cash and 724,261 shares of common stock. In addition the former shareholders of Maagnum and RegNow have earn-out arrangements which allow them to receive up to approximately 900,000 additional shares of common stock and $2 million in cash upon attaining certain business goals for a period of 12 to 24 months following the close of each respective acquisition.

Former Maagnum shareholders collectively received earn-out payments of 48,095 shares of common stock valued at $1,046,000 in 1999. The Company charged such amount to compensation expense and this is included as amortization of goodwill and acquisition related costs in the accompanying Consolidated Statements of Operations. This amount would have increased general and administrative expense had it been reported outside of that caption.

Each of the above transactions was accounted for using the purchase method. The purchase price in each transaction was allocated substantially to goodwill and other intangibles, which are being amortized over three years. If any earn-out payments, as listed above, are earned, they will be recognized as compensation expense in the period in which the required milestones are achieved.

The following unaudited pro forma condensed results of operations for the year ended December 31, 1999 and 1998 have been prepared as if each of the above four transactions had occurred on January 1, 1998:


Year Ended December 31,           1999              1998
-------------------------------------------------------------
Sales                     $    79,092,000   $      28,611,000
Loss from operations          (34,366,000)        (23,563,000)
Net loss                      (31,319,000)        (22,943,000)
Basic and diluted loss
per share                           (1.50)              (1.59)


This financial information does not purport to represent results that would actually have been obtained if the transactions had been in effect on January 1, 1998 or any future results that may in fact be realized.

In December 1999, the Company completed its acquisition of certain assets of Tech Squared Inc., whereby the Company purchased Tech Squared assets consisting of 3.0 million shares of the Company's common stock and $1.2 million of cash in exchange for 2.65 million shares of the Company's common stock. The impact of this transaction was to reduce common stock outstanding by 350,000 shares and is presented on the accompanying Consolidated Statement of Stockholders' Equity net of expenses incurred in conjunction with the transaction.

3. INCOME TAXES:

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using currently enacted tax rates. No income taxes were paid in any of the years presented.

As of December 31, 1999, the Company had net operating loss carryforwards of approximately $56,300,000. Included in this amount is approximately $19,100,000 of deductions resulting from disqualifying dispositions of stock options. When these deductions are realized for financial statement purposes they will not result in a reduction in income tax expenses, rather the benefit will be recorded as additional paid-in-capital. These income tax net operating loss carryforwards expire beginning in the year 2009. Because of the uncertainty of future realization, a valuation allowance equal to the deferred tax asset has been recorded.

The components of deferred income taxes are as follows:



                                                   1999               1998
Net operating loss carryforwards           $     19,704,000    $     6,739,000
Nondeductible reserves and accruals                 252,000             71,000
Depreciation and amortization                       459,000            (35,000)
Valuation allowance                             (20,415,000)        (6,775,000)
                                           -----------------------------------
                                           $        -          $         -



Ownership changes resulting from the issuance of additional equity will limit future annual realization of the tax net operating loss carryforwards to a specified percentage of the value of the Company under Section 382 of the Internal Revenue Code.

LEASE COMMITMENTS

The Company leases its main facility. Total rent expense, including common area maintenance charges, recognized under this lease was $378,000 and $172,000 for the years ended December 31, 1999 and 1998, respectively. Subsequent to year end, the Company entered into an additional lease agreement for a second facility. The minimum annual rents under these leases at December 31, 1999 are as follows:

Years ending December 31:
                           2000  $  440,000
                           2001     440,000
                           2002     440,000
                           2003     257,000
                                 ----------
                                 $1,577,000

5. STOCKHOLDERS' EQUITY:

COMMON STOCK SALES

In August 1998, the Company completed its initial public offering in which the Company sold 3,000,000 shares of common stock at an offering price of $8.50 per share. Net proceeds to the Company after underwriting and other offering expenses was $22.7 million.

In December 1998, the Company completed a secondary offering in which the Company sold 2,200,000 shares of common stock at $23.50 per share. Net proceeds to the Company after underwriting and other offering expenses were $48.1 million. The proceeds from the offerings have been or will be used for general corporate purposes, including continued investment in product development, expansion of sales and marketing activities and working capital.

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

WARRANTS

Warrants to purchase 371,086 shares of common stock issued principally in conjunction with sales of common stock at an exercise price of $3.00 per share were outstanding as of December 31, 1999. The warrants expire at various dates between February and August 2003.

6. STOCK OPTIONS:

The Company's 1998 Stock Option Plan (the SOP) was adopted by the Board of Directors in June 1998 as an amendment and restatement of the Amended and Restated 1995 Stock Option Plan. The SOP provides for the granting of stock options to purchase up to 3,283,333 shares of common stock. Options granted to employees under the plan expire no later than ten years after the date of grant. The exercise price must be at least 100% of the fair market value of the shares at the date of grant for incentive options. The SOP covers both incentive and nonstatutory stock options. Incentive stock options granted to employees who immediately before such grant owned stock directly or indirectly representing more than 10% of the voting power of all the stock of the Company, expire no later than five years from the grant date unless the option exercise price is at least 110% of the fair market value of the stock.

In 1999, the Company's Board of Directors adopted the 1999 Non-Officer Stock Option Plan (the NOP). The NOP provides for the granting of stock options to purchase up to 1,300,000 shares of common stock and has terms similar to those of the SOP.

In addition to shares granted under the SOP and NOP, during 1998 the Company has granted options to purchase 605,882 shares of common stock at an exercise price of $8.50 per share to certain members of management outside of both plans.

A summary of change in outstanding options under the SOP and NOP is as follows:



                                 Options Outstanding    Weighted Average $/Share
                                 -----------------------------------------------
Balance,
December 31, 1996                     338,665                  $0.60
Grants                                496,817                   1.66
Cancelled                             (42,672)                  1.69
                                 -----------------------------------------------
Balance,
December 31, 1997                     792,810                   1.20
Grants                              1,389,570                   8.93
Exercised                             220,350)                  1.63
Cancelled                             (91,673)                  5.10
                                 -----------------------------------------------
Balance,
December 31, 1998                   1,870,357                   6.70
Grants                              2,131,636                  21.51
Exercised                            (601,172)                  2.76
Cancelled                            (308,035)                 24.83
                                 -----------------------------------------------
Balance,
December 31, 1999                   3,092,786                  16.50


A summary of information about stock options outstanding at December 31, 1999 is as follows:




               Options Outstanding                           Options Exercisable
-----------------------------------------------------        ---------------------------
                                            Weighted
Exercise           Number                   Avg. Life        Number            Weighted
Price           Outstanding                 Remaining        Exercisable      Avg. Price
-----           -----------                 ---------        -----------      ----------

$0.38-1.69          225,309                   7 years             68,770           $ 1.04





 3.00                478,950                   8 years             31,104             3.00
 7.25-12.50          641,086                   8.5 years          329,002             8.68
 19.50-24.81       1,874,682                   9.5 years          221,533            20.79
 26.88-31.13         307,200                   9 years                  -                -
 -----------       ---------                   ---------          -------           ------
$0.38- 31.13       3,527,227                   9 years            650,409           $11.73


The Company recorded deferred compensation for the difference between the grant price and the deemed fair value of the Company's common stock on options to purchase 454,468 shares at exercise prices of $3.00 to $7.50 during May and June 1998. In addition, the Company recognized $110,000 in expense during 1999 related to options granted for consulting services.

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


                               1999               1998                 1997
Net loss:
  As reported                  $(27,653,000)      $(13,798,000)        $(3,485,000)
  Pro forma                     (35,204,000)       (15,037,000)         (3,565,000)
Basic and diluted loss per share:
  As reported                         (1.36)             (1.01)              (0.46)
  Pro forma                           (1.73)             (1.10)              (0.47)


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used: risk-free interest rates of 6%, 5.5% and 6%; no expected dividends; expected lives of five years; and a volatility factor of 1.1, 1.3 and 1.1 in 1999, 1998 and 1997, respectively. The weighted average fair value of the options granted in 1999, 1998 and 1997 was $17.21, $8.36 and $1.04, respectively.

7. RELATED-PARTY TRANSACTIONS:

Prior to the acquisition by the Company of certain assets of Tech Squared, Inc. as further described in Note 2, the Company's CEO owned 43% of Tech Squared Inc. where he spent a portion of his time working as Tech Squared's Chairman. The Company paid to Tech Squared a total of $254,000, $453,000 and $168,000 in 1999, 1998 and 1997, respectively for rent, fulfillment fees and other direct expenses.

In February 1998, two stockholders, one of which is a director for the Company, entered into an agreement with the Company whereby the stockholders will help establish and oversee the international operations for the Company for a term of three years. As consideration, the stockholders each received warrants to purchase 100,000 shares of common stock, at $3.00 per share. Deferred compensation has been reflected for the estimated fair value of the services and is being recognized over the term of the agreement.

In connection with an investment in the Company in 1994, Fujitsu Limited (Fujitsu) obtained certain rights with respect to the Company's common stock and the operations of the Company's business. In December 1997, in exchange for the issuance of 60,000 shares of the Company's common stock, Fujitsu agreed to relinquish most rights under the agreement. In 1997, the Company recorded a charge to expense for the fair value of the Common shares issued totaling $101,250.