Form 10-Q
period 2000-03-31
DIGITAL RIVER INC /DE
filed 2000-05-15
CIK 1062530

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q



  /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


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

                              --------------------

                                 (952) 253-1234
              (Registrant's telephone number, including area code)

                              --------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No/ /





      Common Stock, $0.01 par value                       21,839,593 shares
      -----------------------------          ----------------------------------
              (Class)                        Outstanding as of May 5, 2000
================================================================================

                               DIGITAL RIVER, INC.

                                    Form 10-Q

                                      Index


PART I.    FINANCIAL INFORMATION                                                                             PAGE
                                                                                                             ----


Item 1.    Financial Statements


           Condensed Consolidated Balance Sheets
           at March 31, 2000 and December 31, 1999....................................................        3


           Condensed Consolidated Statements of Operations
           for the three months ended March 31, 2000 and 1999.........................................        4


           Condensed Consolidated Statements of Cash Flows
           for the three months ended March 31, 2000 and 1999.........................................        5


           Notes to Condensed Consolidated Financial Statements.......................................        6


Item 2.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations..............................................................................        8


Item 3.    Qualitative and Quantitative Disclosure about Market Risk..................................       12



PART II.   OTHER INFORMATION


Item 2.    Changes in Securities and Use of Proceeds..................................................       13


Item 6.    Exhibits and Reports on Form 8-K...........................................................       13


SIGNATURES............................................................................................       14


Exhibit Index.........................................................................................       15

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               DIGITAL RIVER, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                        (In Thousands, Except Share Data)


                                                                          March 31,        December 31,
                                                                           2000                1999
                                                                      ---------------    --------------
                                                                       (unaudited)

                                    ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                             $ 22,384            $ 15,120
   Short-term investments                                                   7,952              24,387
   Accounts receivable, net                                                 1,829               2,455
   Prepaid expenses and other                                                 927                 880
                                                                        ---------            ---------
               Total current assets                                        33,092              42,842

PROPERTY AND EQUIPMENT, NET                                                10,625               7,279

LONG-TERM INVESTMENTS                                                      19,995              14,832

GOODWILL, NET AND OTHER ASSETS                                             19,882              22,189
                                                                        ---------            ---------
                                                                         $ 83,594            $ 87,142
                                                                        =========            =========
                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                      $ 11,951            $ 11,020
   Accrued payroll                                                          1,869               1,909
   Other current liabilities                                                1,944               1,136
                                                                        ---------            ---------
               Total current liabilities                                   15,764              14,065
                                                                        ---------            ---------
STOCKHOLDERS' EQUITY:
   Preferred Stock, $.01 par value; 5,000,000 shares
     authorized; no shares issued and outstanding                               -                   -
   Common Stock, $.01 par value; 45,000,000 shares authorized;
     21,030,433 and 20,699,244 shares issued and outstanding                  210                 207
   Additional paid-in capital                                             125,874             119,445
   Deferred compensation                                                     (487)               (637)
   Accumulated deficit                                                    (57,767)            (45,938)
                                                                        ---------            ---------
               Total stockholders' equity                                  67,830              73,077
                                                                        ---------            ---------
                                                                         $ 83,594             $ 87,142
                                                                        =========            =========

     See accompanying notes to condensed consolidated financial statements.

                               DIGITAL RIVER, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                (In Thousands, Except Per Share Data; Unaudited)


                                                                       Three Months Ended March 31,
                                                                   ---------------------------------
                                                                        2000              1999
                                                                   --------------     --------------
SALES                                                                 $ 32,807            $11,707

COST OF SALES                                                           26,143              9,804
                                                                   --------------     --------------
               Gross profit                                              6,664              1,903
                                                                   --------------     --------------
OPERATING EXPENSES:
   Sales and marketing                                                   6,619              3,622
   Product development and operations                                    6,041              3,564
   General and administrative                                            1,286                955
   Amortization of goodwill and acquisition related costs                5,394                  -
                                                                   --------------     --------------

               Total operating expenses                                 19,340              8,141
                                                                   --------------     --------------
LOSS FROM OPERATIONS                                                   (12,676)            (6,238)

INTEREST INCOME                                                            685                894
                                                                   --------------     --------------
               Net loss                                               $(11,991)           $(5,344)
                                                                   ==============     ==============
Basic and diluted net loss per share                                  $   (.58)           $  (.27)
                                                                   ==============     ==============
Basic and diluted weighted average common shares outstanding
                                                                        20,775             19,632
                                                                   ==============     ==============

     See accompanying notes to condensed consolidated financial statements.

                               DIGITAL RIVER, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (In Thousands; Unaudited)


                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                       ----------------------
                                                                                           2000        1999
                                                                                       ---------    ---------
OPERATING ACTIVITIES:
   Net loss                                                                             $(11,991)    $ (5,344)
   Adjustments to reconcile net loss to net cash used in operating activities:
         Amortization of goodwill and acquisition related costs                            5,394            -
         Depreciation and amortization                                                       703          344
         Deferred compensation expense                                                       150          284
         Changes in assets and liabilities:
            Accounts receivable and prepaid expense                                          579          798
            Accounts payable                                                                 931          955
            Other current liabilities                                                        761         (642)
                                                                                       ---------    ---------
               Net cash used in operating activities                                      (3,473)      (3,605)
                                                                                       ---------    ---------
INVESTING ACTIVITIES:
   Purchases of investments                                                              (12,065)     (17,055)
   Proceeds from sales of investments                                                     23,500        8,000
   Purchases of equipment                                                                 (4,027)        (811)
   Patent acquisition costs                                                                  (16)         (14)
   Payment of deferred costs                                                                   -          (31)
                                                                                       ---------    ---------
               Net cash provided by (used in) investing activities                         7,392       (9,911)
                                                                                       ---------    ---------
FINANCING ACTIVITIES:
   Sales of Common Stock                                                                   3,345          458
                                                                                       ---------    ---------
               Net cash provided by financing activities                                   3,345          458
                                                                                       ---------    ---------
               Net increase (decrease) in cash and cash equivalents                        7,264      (13,058)

CASH AND CASH EQUIVALENTS, beginning of period                                            15,120       63,503
                                                                                       ---------    ---------
CASH AND CASH EQUIVALENTS, end of period                                                $ 22,384     $ 50,445
                                                                                       =========    =========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Issuance of Common Stock in connection with earn-out payments                         $  3,093     $      -
                                                                                       =========    =========


     See accompanying notes to condensed consolidated financial statements.

                               DIGITAL RIVER, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION:

     The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's consolidated financial position, results of operations and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2000. The December 31, 1999 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.   PRINCIPLES OF CONSOLIDATION:

     The condensed consolidated financial statements include the accounts of Digital River, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

3.   NET LOSS PER SHARE:

     Basic loss per share is computed using the weighted-average number of common shares outstanding excluding contingently issuable or returnable shares, and diluted loss per share is computed using the weighted-average number of common shares outstanding and dilutive potential common shares outstanding. As a result of the losses incurred by the Company for the three months ended March 31, 2000 and 1999, respectively, all potential common shares were anti-dilutive and were excluded from the diluted net loss per share calculations.

     The following table summarizes securities outstanding as of each period end which were not included in the calculation of diluted net loss per share since their inclusion would be anti-dilutive:

                                           March 31, 2000      March 31, 1999
                                          ----------------    ----------------
         Common Stock warrants                  357,753             388,513
         Common Stock options                 3,685,251           2,524,607

4. ACQUISITIONS AND EARN-OUT ARRANGEMENTS:

     Former employees of Maagnum Internet Group, which the Company purchased in April 1999, received earn-out payments of 124,349 shares of Common Stock valued at $3,093,000 in the quarter ended March 31, 2000. The Company charged such amount to compensation expense and this is included as amortization of goodwill and acquisition related costs in the accompanying Condensed Consolidated Statements of Operations. This amount would have increased general and administrative expense had it been reported outside of that caption.

     During 1999, the Company acquired four companies that were accounted for under the purchase method. The following unaudited pro forma condensed results of operations for the three months ended March 31, 1999 has been prepared as if each of the acquisitions had occurred on January 1, 1999:

                                                    Three Months Ended
                                                         March 31,
                                                  ----------------------
                                                           1999
                                                  ----------------------
                                                      (In Thousands)

             Sales                                     $ 14,615
             Loss from operations                        (8,422)
             Net loss                                    (7,588)
             Basic and diluted loss per share              (.37)


     This financial information does not purport to represent results that would actually have been obtained if the transactions had been in effect on January 1, 1999 or any future results that may in fact be realized.



5.   SEGMENT INFORMATION:

     The Company has two operating segments under the guidelines of SFAS No. 131, Software and Digital Commerce Services and E-Business Services, which have been identified as components of the Company which are reviewed regularly by management to determine resource allocation and assess performance. This is the first disclosure of segments as Software and Digital Commerce Services represented substantially all operations in 1999. Unallocated corporate items consist of goodwill amortization, acquisition related costs and interest income for operational results and consist of certain cash, investments and goodwill for total assets. Segment information is as follows:

                                            Software and        E-Business      Unallocated
                                          Digital Commerce       Services        Corporate
                                          Services Division      Division          Items           Consolidated
                                        -------------------------------------------------------------------------
                                                                      (in thousands)

    Sales                                    $ 32,054           $    753                -           $ 32,807

    Gross profit                                6,129                535                -              6,664

    Loss from operations                       (2,460)            (4,822)          (5,394)           (12,676)

    Net loss                                   (2,460)            (4,822)          (4,709)           (11,991)

    Total assets                               11,879              4,176           67,539             83,594


6.  STOCKHOLDERS' EQUITY:

     In February 2000, the Company's Board of Directors approved amending the 1999 Non-Officer Stock Option Plan, wherein the number of shares of Common Stock available for grants was increased to 2,250,000 shares from 1,300,000 shares.

     Subsequent to March 31, 2000, the Company's stockholders approved amending the Articles of Incorporation to increase the number of authorized shares of Common Stock from 45,000,000 to 60,000,000 shares. The stockholders also approved a measure to establish an Employee Stock Purchase Plan and reserved 200,000 shares for issuance under the plan.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE COMPANY NOTES THAT, EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED BELOW CONTAIN FORWARD-LOOKING STATEMENTS WHICH INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY, OR INDUSTRY RESULTS, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY EXPRESSLY DISCLAIMS ANY OBLIGATION TO UPDATE THIS INFORMATION OR PUBLICLY RELEASE ANY REVISION OR REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS REPORT. SUCH FACTORS INCLUDE, AMONG OTHERS: THE COMPANY'S LIMITED OPERATING HISTORY AND VARIABILITY OF OPERATING RESULTS, EXPECTATION OF FUTURE LOSSES, RISKS ASSOCIATED WITH ELECTRONIC SOFTWARE DELIVERY, DEPENDENCE ON THE INTERNET AND GROWTH IN ELECTRONIC COMMERCE AND INTERNET INFRASTRUCTURE DEVELOPMENT, DEPENDENCE ON SOFTWARE PUBLISHERS, DEPENDENCE ON ONLINE RETAILERS, SYSTEM DEVELOPMENT AND ELECTRONIC COMMERCE SECURITY RISKS, RAPID TECHNOLOGICAL CHANGES, COMPETITION IN THE ELECTRONIC COMMERCE INDUSTRY, THE IMPORTANCE OF ATTRACTING AND RETAINING PERSONNEL, MANAGEMENT OF THE COMPANY'S GROWTH, INTEGRATION OF ACQUIRED COMPANIES, DEPENDENCE ON KEY EMPLOYEES AND OTHER RISK FACTORS REFERENCED IN THE COMPANY'S FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999.

OVERVIEW

     The Company is a leading provider of comprehensive electronic commerce outsourcing solutions. The Company was incorporated in February 1994 and commenced offering products for sale through its clients' Web stores in August 1996. From inception through August 1996, the Company had no sales, and its activities related primarily to the development of its Commerce Network Server ("CNS") technology related to electronic commerce. In 1996, the Company began to focus its business development efforts on the software industry, building its inventory of software products through contracts with software publishers. In 1997, the Company began to develop software distribution relationships through contracts with online retailers. As of March 31, 2000, the Company had approximately 5,600 software publisher clients and 1,400 online retailer clients that are served by the Software and Digital Commerce Services Division. In late 1998, the Company began to offer its comprehensive electronic commerce outsourcing services in the form of a transaction fee-based e-commerce service to clients outside of the software industry. As of March 31, 2000, the Company had 29 client contracts under its E-Business Services Division.

     The Company derives its revenue primarily from sales of third-party software. The Company has contractual relationships with its software publisher and online retailer clients which obligate the Company to pay to the client a specified percentage of each sale. Revenues from the sale of software products, net of estimated returns, are recognized upon either delivery through electronic software delivery ("ESD") or shipment of the physical product to the end-user. The amount payable to the software publisher or online retailer is reported as cost of sales. The Company bears full credit risk with respect to substantially all sales. For e-commerce services offered under the E-Business Services division, the Company derives its revenue from development fees, transaction processing and hosting fees as well as service fees. Most E-Business Services revenue is recognized as services are performed, except for annual fees and certain integration fees which are recognized evenly over the term of the contract. The Company generated less than 3% and 8% of its revenue and gross profit, respectively, for the quarter ended March 31, 2000 from E-Business Services. There can be no assurance that the Company will derive any significant revenue from E-Business Services in the future.

     The Company has a limited operating history upon which investors may evaluate its business and prospects. Since inception, the Company has incurred significant losses, and as of March 31, 2000, had an accumulated deficit of approximately $57.8 million. The Company intends to expend significant financial and management resources on the development of additional services, sales and marketing, technology and operations to support larger-scale operations and greater service offerings, particularly with regards to the E-Business Services division. As a result, the Company expects to incur additional losses and continued negative cash flow from operations for the foreseeable future, and such losses are anticipated to increase significantly from current levels. There can be no assurance that the Company's sales will increase or even continue at their current level or that the Company will achieve or maintain profitability or generate cash from operations in future periods. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as electronic commerce. To address these risks, the Company must, among other things, maintain existing and develop new relationships with software publishers, online retailers and E-Business Services clients, implement and successfully execute its business and marketing strategy, continue to develop and upgrade its technology and transaction-processing systems, provide superior customer service and order fulfillment, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's current and future expense levels are based largely on its planned operations and estimates of future sales. Sales and operating results generally depend on the volume and timing of orders received, which are difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in sales would have an immediate adverse effect on the Company's business, financial condition and results of operations. In view of the rapidly evolving nature of the Company's business and its limited operating history, the Company is unable to accurately forecast its sales and believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

RESULTS OF OPERATIONS

         The following table sets forth certain items from the Company's consolidated condensed statements of operations as a percentage of total revenues for the periods indicated.

                                                     Three Months Ended March 31,
                                                  --------------------------------
                                                        2000             1999
                                                  ---------------  ---------------
Sales                                                  100.0%           100.0%
Cost of sales                                           79.7             83.7
                                                  ---------------  ---------------
   Gross profit                                         20.3             16.3
                                                  ---------------  ---------------
Operating expenses:
   Sales and marketing                                  20.2             30.9
   Product development and operations                   18.4             30.4
   General and administrative                            3.9              8.2
   Amortization of goodwill and acquisition
     related costs                                      16.4                -
                                                  ---------------  ---------------
Total operating expenses                                58.9             69.5
                                                  ---------------  ---------------
Loss from operations                                   (38.6)           (53.2)
                                                  ---------------  ---------------
Interest income                                          2.0              7.6
                                                  ---------------  ---------------
Net loss                                               (36.6)%          (45.6)%
                                                  ===============  ===============



SALES

         Sales increased to $32.8 million for the quarter ended March 31, 2000, up from $11.7 million for the quarter ended March 31, 1999. The increase was primarily a result of significant growth in the number of the Company's software publisher and online retailer clients, increasing market acceptance of ESD and the introduction of E-Business Services. Substantially all sales in 1999 were in the Software and Digital Commerce Services segment. International sales represented approximately 21% and 24% of sales for the three months ended March 31, 2000 and 1999, respectively.

GROSS PROFIT

         Cost of sales increased to $26.1 million in the quarter ended March 31, 2000 from $9.8 million in the quarter ended March 31, 1999. This increase reflects the Company's growth in sales. The Company's gross profit margin increased significantly in the quarter ended March 31, 2000 due mainly to the impact of E-Business Services margins (which are significantly higher than those of Software and Digital Commerce Services), improved margins in shipping physical goods and an increase in service related fees. The Company believes that Internet commerce and related services will become more competitive in the near future. Accordingly, the Company may reduce or alter its pricing structure and policies in the future and any such change could reduce gross margins.

SALES AND MARKETING

         Sales and marketing expense increased to $6.6 million in the quarter ended March 31, 2000 from $3.6 million in the quarter ended March 31, 1999. This increase resulted from expanding the sales and marketing infrastructure required to increase the number of and provide support to the Company's software publisher, online retailer and E-Business clients and variable expenses which increase in relation to sales. The primary components of this increase for the comparable quarters ended March 31 were an increase in wages and benefits of $1.1 million, an increase in credit card fees and chargeback costs of $962,000 and an increase in advertising and marketing expenditures of $314,000. As a percentage of sales, sales and marketing expense decreased to 20.2% in the quarter ended March 31, 2000 from 30.9% in the quarter ended March 31, 1999, primarily reflecting the Company's increased sales volume. The Company expects that sales and marketing expense will continue to increase in absolute dollars as the Company continues to build its sales and marketing infrastructure and to develop marketing programs.

PRODUCT DEVELOPMENT AND OPERATIONS

         Product development and operations expense increased to $6.0 million in the quarter ended March 31, 2000 from $3.6 million in the quarter ended March 31,1999. The increase was primarily related to increased personnel and consulting costs related to developing, enhancing and maintaining the Company's CNS and related facilities and customer service related personnel costs. The primary components of this increase for the comparable quarters ended March 31, were an increase in wages and benefits of $1.0 million and an increase in consulting costs of $810,000. As a percentage of sales, product development and operations expense decreased to 18.4% in the quarter ended March 31, 2000 from 30.4% in the quarter ended March 31, 1999. The Company believes that continued investment in product development and operations is critical to attaining its strategic objectives and, and as a result, expects product development and operations expenses will continue to increase in absolute dollars.

GENERAL AND ADMINISTRATIVE

         General and administrative expense increased to $1.3 million in the quarter ended March 31, 2000 from $1.0 million in the quarter ended March 31, 1999. The increase was primarily due to increased personnel and related expenses. The primary components of this increase for the comparable quarters ended March 31 were an increase in wages and benefits of $210,000 partially offset by a decrease in deferred compensation expense of $134,000. As a percentage of sales, general and administrative expense decreased to 3.9% in the quarter ended March 31, 2000 from 8.2% in the quarter ended March 31, 1999, primarily reflecting the Company's growth in sales. The Company expects general and administrative expense, excluding the impact of deferred compensation expense, to increase in absolute dollars in the future, particularly as the Company continues to build infrastructure to support growth and incurs ongoing costs associated with being a public company. As a percentage of sales, these expenses are expected to decrease as sales increase.

INTEREST INCOME

         Interest income consists of earnings on the Company's cash, cash equivalents and investments. The decrease from the prior period was attributable to lower cash and investment balances in 2000. The Company expects interest income to decrease in the future as cash is used to fund operations and is used for investments in infrastructure.

INCOME TAXES

         The Company paid no income taxes in any reported period. The Company has incurred a net loss for each period since inception. As of March 31, 2000, the Company had approximately $65.3 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2009. Due to the uncertainty of future profitability, a valuation allowance equal to the deferred tax asset has been recorded. Certain changes in ownership that resulted from the sales of Common and Preferred Stock will limit the future annual realization of the tax net operating loss carryforwards to a specified percentage under Section 382 of the Internal Revenue Code.

LIQUIDITY AND CAPITAL RESOURCES

         In the first three months of 2000, the Company used $3.5 million of cash to fund operations and made additions of equipment and software totaling $4.0 million. The Company sold $23.5 million in investments which were partially offset by $12.1 million in purchases of investments. In addition, the Company received $3.3 million from stock sales, all of which were through stock option and warrant exercises.

         As of March 31, 2000 the Company had $22.4 million of cash and cash equivalents, $8.0 million of short-term investments and $20.0 million in long-term investments. The Company's principal commitments consisted of obligations outstanding under operating leases. Although the Company has no material commitments for capital expenditures, it anticipates an increase in the rate of capital expenditures consistent with its anticipated growth in operations, infrastructure and personnel. The Company anticipates that it will expend approximately $20.0 million over the next 21 months on capital expenditures based on the Company's current anticipated growth rate. The Company further anticipates that it will expend approximately $25.0 million over the next 21 months on product development based on the Company's current anticipated growth rate in operations. The Company may also use cash to acquire or license technology, products or businesses related to the Company's current business. The Company also anticipates that it will continue to experience significant growth in its operating expenses for the foreseeable future and that its operating expenses will be a material use of the Company's cash resources. The Company believes that existing sources of liquidity, will provide adequate cash to fund its operations for at least the next 21 months.


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

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS

        EXHIBIT
        NUMBER                      DESCRIPTION OF DOCUMENTS
        ------                      ------------------------
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

    (2)    See Note 3 to Condensed Consolidated Financial Statements.

(b)     REPORTS ON FORM 8-K

        No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 15, 2000            DIGITAL RIVER, INC.



                               By: /s/ Robert E. Strawman
                                    ----------------------

                                    Robert E. Strawman
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


        EXHIBIT
        NUMBER                      DESCRIPTION OF DOCUMENTS
        ------                      ------------------------
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