Form 10-Q
period 2000-06-30
DIGITAL RIVER INC /DE
filed 2000-08-14
CIK 1062530

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              -------------------

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                              -------------------

                                 (952) 253-1234
              (Registrant's telephone number, including area code)

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

Common Stock, $0.01 Par Value                            21,900,379 Shares
-----------------------------                            -----------------
           (Class)                              Outstanding as of August 7, 2000

================================================================================

                               DIGITAL RIVER, INC.

                                    Form 10-Q

                                      Index

PART I.        FINANCIAL INFORMATION                                                                             PAGE

Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets
               at June 30, 2000 and December 31, 1999.....................................................        3


               Condensed Consolidated Statements of Operations
               for the three and six months ended June 30, 2000 and 1999..................................        4


               Condensed Consolidated Statements of Cash Flows
               for the six months ended June 30, 2000 and 1999............................................        5


               Notes to Condensed Consolidated Financial Statements.......................................        6


Item 2.        Management's Discussion and Analysis of Financial Condition and Results of
               Operations.................................................................................        9


Item 3.        Qualitative and Quantitative Disclosure about Market Risk..................................       13



PART II. OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security Holders........................................       13


Item 6.        Exhibits and Reports on Form 8-K...........................................................       14


SIGNATURES................................................................................................       15

Exhibit Index.............................................................................................       16

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               DIGITAL RIVER, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                        (In Thousands, Except Share Data)

                                                                  June 30,    December 31,
                                                                   2000          1999
                                                               -------------  ------------
                                                                (unaudited)
                                    ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                     $  24,326    $  15,120
   Short-term investments                                            8,997       24,387
   Accounts receivable, net                                          2,977        2,455
   Prepaid expenses and other                                        1,009          880
                                                                 ---------    ---------
               Total current assets                                 37,309       42,842
PROPERTY AND EQUIPMENT, NET                                         12,582        7,279
LONG-TERM INVESTMENTS                                                6,000       14,832
GOODWILL, NET AND OTHER ASSETS                                      17,563       22,189
                                                                 ---------    ---------
                                                                 $  73,454    $  87,142
                                                                 ---------    ---------
                                                                 ---------    ---------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                              $  10,177    $  11,020
   Accrued payroll                                                   4,255        1,909
   Deferred revenue                                                  2,154          152
   Other current liabilities                                         1,367          984
                                                                 ---------    ---------
               Total current liabilities                            17,953       14,065
                                                                 ---------    ---------

STOCKHOLDERS' EQUITY:
   Preferred Stock, $.01 par value; 5,000,000 shares
     authorized; no shares issued and outstanding                        -            -
   Common Stock, $.01 par value; 60,000,000 shares authorized;
     21,128,318 and 20,699,244 shares issued and outstanding           211          207
   Additional paid-in capital                                      126,072      119,445
   Deferred compensation                                              (382)        (637)
   Accumulated deficit                                             (70,400)     (45,938)
                                                                 ---------    ---------
               Total stockholders' equity                           55,501       73,077
                                                                 ---------    ---------
                                                                 $  73,454    $  87,142
                                                                 ---------    ---------
                                                                 ---------    ---------

     See accompanying notes to condensed consolidated financial statements.

                               DIGITAL RIVER, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                (In Thousands, Except Per Share Data; Unaudited)

                                                                   Three Months Ended          Six Months Ended
                                                                        June 30,                   June 30,
                                                                -------------------------    ----------------------
                                                                   2000          1999         2000         1999
                                                                ------------  -----------    ----------  ----------
SALES                                                           $   31,013     $  15,814     $  63,820    $  27,521
COST OF SALES                                                       24,575        12,832        50,718       22,636
                                                                ------------  -----------    ----------  ----------
               Gross profit                                          6,438         2,982        13,102        4,885
                                                                ------------  -----------    ----------  ----------
OPERATING EXPENSES:
   Sales and marketing                                               7,149         4,346        13,768        7,969
   Product development and operations                                6,852         3,726        12,893        7,290
   General and administrative                                        1,290         1,070         2,576        2,024
   Amortization of goodwill and other acquisition related
      costs                                                          4,334         1,302         9,728        1,302
                                                                ------------  -----------    ----------  ----------
               Total operating expenses                             19,625        10,444        38,965       18,585
                                                                ------------  -----------    ----------  ----------
LOSS FROM OPERATIONS                                               (13,187)       (7,462)      (25,863)     (13,700)

INTEREST INCOME                                                        554           784         1,239        1,678
                                                                ------------  -----------    ----------  ----------
               Net loss                                          $ (12,633)     $ (6,678)    $ (24,624)   $ (12,022)
                                                                ------------  -----------    ----------  ----------
                                                                ------------  -----------    ----------  ----------
Basic and diluted net loss per share                               $ (0.60)      $ (0.33)      $ (1.18)     $ (0.60)
                                                                ------------  -----------    ----------  ----------
                                                                ------------  -----------    ----------  ----------
Basic and diluted weighted average common shares outstanding        21,100        20,169        20,937       19,900
                                                                ------------  -----------    ----------  ----------
                                                                ------------  -----------    ----------  ----------

     See accompanying notes to condensed consolidated financial statements.

                               DIGITAL RIVER, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (In Thousands; Unaudited)

                                                                                                 Six Months Ended
                                                                                                     June 30,
                                                                                               -----------------------
                                                                                                  2000         1999
                                                                                               ----------  -----------
OPERATING ACTIVITIES:
   Net loss                                                                                    $ (24,624)   $ (12,022)
   Adjustments to reconcile net loss to net cash used in operating activities:
         Amortization of goodwill and acquisition related costs                                    7,695        1,302
         Depreciation and amortization                                                             1,343          748
         Deferred compensation expense                                                               255          496
         Changes in assets and liabilities:
            Accounts receivable and prepaid expense                                                 (651)         572
            Accounts payable                                                                        (843)         885
            Other current liabilities and deferred revenue                                         4,731           94
                                                                                               ----------  -----------
               Net cash used in operating activities                                             (12,094)      (7,925)
                                                                                               ----------  -----------

INVESTING ACTIVITIES:
   Purchases of investments                                                                      (12,065)     (59,899)
   Proceeds from sales of investments                                                             36,449       40,000
   Purchases of equipment                                                                         (6,601)      (1,569)
   Acquisitions, net of cash received                                                                  -       (3,320)
   Patent acquisition costs                                                                          (21)         (26)
                                                                                               ----------  -----------
               Net cash provided by (used in) investing activities                                17,762      (24,814)
                                                                                               ----------  -----------
FINANCING ACTIVITIES:
   Sales of Common Stock                                                                           3,538          751
                                                                                               ----------  -----------
               Net cash provided by financing activities                                           3,538          751
                                                                                               ----------  -----------
               Net increase (decrease) in cash and cash equivalents                                9,206      (31,988)

CASH AND CASH EQUIVALENTS, beginning of period                                                    15,120       63,503
                                                                                               ----------  -----------

CASH AND CASH EQUIVALENTS, end of period                                                       $  24,326     $ 31,515
                                                                                               ----------  -----------
                                                                                               ----------  -----------

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Issuance of Common Stock in connection with acquisitions
    and related earn-out payments                                                              $   3,093     $ 18,713
                                                                                               ----------  -----------
                                                                                               ----------  -----------

     See accompanying notes to condensed consolidated financial statements.

                               DIGITAL RIVER, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION:

     The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's consolidated financial position, results of operations and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2000. The December 31, 1999 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.   PRINCIPLES OF CONSOLIDATION:

     The condensed consolidated financial statements include the accounts of Digital River, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

3.   NET LOSS PER SHARE:

     Basic loss per share is computed using the weighted-average number of common shares outstanding excluding contingently issuable or returnable shares, and diluted loss per share is computed using the weighted-average number of common shares outstanding and dilutive potential common shares outstanding. As a result of the losses incurred by the Company for the three months ended June 30, 2000 and 1999, respectively, all potential common shares were anti-dilutive and were excluded from the diluted net loss per share calculations.

     The following table summarizes securities outstanding as of each period end which were not included in the calculation of diluted net loss per share since their inclusion would be anti-dilutive:

                                                                  June 30, 2000        June 30, 1999
                                                               -------------------   -----------------
            Common Stock warrants                                         356,087           388,513
            Common Stock options                                        3,479,032         2,712,766

4.   ACQUISITIONS AND EARN-OUT ARRANGEMENTS:

     Former employees of Maagnum Internet Group, which the Company purchased in April 1999, received earn-out payments of 124,349 shares of Common Stock valued at $3,093,000 in March 2000. The Company charged such amount to compensation expense and this is included as amortization of goodwill and acquisition related costs in the accompanying Condensed Consolidated Statements of Operations. This amount would have increased general and administrative expense had it been reported outside of that caption.

     During 1999, the Company acquired four companies that were accounted for under the purchase method. The following unaudited pro forma condensed results of operations for the six months ended June 30, 1999 has been prepared as if each of the acquisitions had occurred on January 1, 1999:

                                                           Six Months Ended
                                                               June 30,
                                                         --------------------
                                                                 1999
                                                         --------------------
                                                            (In Thousands)
                  Sales                                         $ 31,509
                  Loss from operations                           (16,103)
                  Net loss                                       (14,526)
                  Basic and diluted loss per share              $  (0.71)

     This financial information does not purport to represent results that would actually have been obtained if the transactions had been in effect on January 1, 1999 or any future results that may in fact be realized.

5.   SEGMENT INFORMATION:

     The Company has two operating segments under the guidelines of SFAS No. 131, Software and Digital Commerce Services and E-Business Services, which have been identified as components of the Company which are reviewed regularly by management to determine resource allocation and assess performance. No disclosure of segments for 1999 has been presented as Software and Digital Commerce Services represented substantially all operations in 1999. Unallocated corporate items consist of goodwill amortization, acquisition related costs and interest income for operational results and consist of certain cash, investments and goodwill for total assets. Segment information is as follows:

    THREE MONTHS ENDED               Software and Digital      E-Business       Unallocated
                                       Commerce Services        Services         Corporate
     JUNE 30, 2000:                        Division             Division           Items          Consolidated
                                     ---------------------- ----------------- ----------------- -----------------
                                                                      (in thousands)

    Sales                                    $ 29,856           $  1,157                -           $ 31,013

    Gross profit                                5,479                959                -              6,438

    Loss from operations                       (3,191)            (5,662)          (4,334)           (13,187)

    Net loss                                   (3,191)            (5,662)          (3,780)           (12,633)

    Total assets                               14,109              5,304           54,041             73,454



    SIX MONTHS ENDED                 Software and Digital      E-Business       Unallocated
                                       Commerce Services        Services         Corporate
     JUNE 30, 2000:                        Division             Division           Items          Consolidated
                                     ---------------------- ----------------- ----------------- -----------------
                                                                      (in thousands)

    Sales                                    $ 61,910          $   1,910                -           $ 63,820
    Gross profit                               11,608              1,494                -             13,102
    Loss from operations                       (5,651)           (10,484)          (9,728)           (25,863)
    Net loss                                   (5,651)           (10,484)          (8,489)           (24,624)

6.   STOCKHOLDERS' EQUITY:

     In June 2000, the Company's Board of Directors approved amending the 1999 Non-Officer Stock Option Plan to increase the number of shares of Common Stock available for grants was under the plan to 3,950,000 shares from 2,250,000 shares.

7.   RECENT ACCOUNTING PRONOUNCEMENTS:

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued Staff Accounting Bulletin No. 101B to defer the effective date of implementation of SAB 101 until the fourth quarter of 2000. In July 2000, the Financial Standards Board's Emerging Issues Task Force ("EITF") reached a consensus on EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." EITF 99-19 follows the effective date of SAB 101B. The Company is currently analyzing the impact these pronouncements will have on its revenue presentation.

     In March 2000, the EITF also published its consensus on EITF 00-2, "Accounting for Web Site Development Costs." EITF 00-2 is effective for fiscal quarters beginning after June 30, 2000. The Company is currently analyzing the impact this pronouncement will have on its financial statements.

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

OVERVIEW

     The Company is a leading provider of comprehensive electronic commerce outsourcing solutions. The Company was incorporated in February 1994 and commenced offering products for sale through its clients' Web stores in August 1996. From inception through August 1996, the Company had no sales, and its activities related primarily to the development of its Commerce Network Server ("CNS") technology related to electronic commerce. In 1996, the Company began to focus its business development efforts on the software industry, building its inventory of software products through contracts with software publishers. In 1997, the Company began to develop software distribution relationships through contracts with online retailers. As of June 30, 2000, the Company had approximately 7,500 software publisher clients and online retailer clients that are served by the Software and Digital Commerce Services Division. In late 1998, the Company began to offer its comprehensive electronic commerce outsourcing services in the form of a transaction fee-based e-commerce service to clients outside of the software industry. As of June 30, 2000, the Company had 43 client contracts under its E-Business Services Division.

     The Company derives its revenue primarily from sales of third-party software. The Company has contractual relationships with its software publisher and online retailer clients which obligate the Company to pay to the client a specified percentage of each sale. Revenues from the sale of software products, net of estimated returns, are recognized upon either delivery through electronic software delivery ("ESD") or shipment of the physical product to the end-user. The amount payable to the software publisher or online retailer is reported as cost of sales. The Company bears full credit risk with respect to substantially all sales. For e-commerce services offered under the E-Business Services division, the Company derives its revenue from licensing, development fees, transaction processing and hosting fees as well as service fees. E-Business Services revenue is recognized as services are performed, except for licensing and certain integration fees which are recognized evenly over the term of the contract. The Company generated less than 4% and 15% of its revenue and gross profit, respectively, for the quarter ended June 30, 2000 from E-Business Services. There can be no assurance that the Company will derive any significant revenue from E-Business Services in the future.

     The Company has a limited operating history upon which investors may evaluate its business and prospects. Since inception, the Company has incurred significant losses, and as of June 30, 2000, had an accumulated deficit of approximately $70.4 million. The Company intends to expend significant financial and management resources on the development of additional services, sales and marketing, technology and operations to support larger-scale operations and greater service offerings, particularly with regards to the E-Business Services division. As a result, the Company expects to incur additional losses and continued negative cash flow from operations for the foreseeable future. There can be no assurance that the Company's sales will increase or even continue at their current level or that the Company will achieve or maintain profitability or generate cash from operations in future periods. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as electronic commerce. To address these risks, the Company must, among other things, maintain existing and develop new relationships with software publishers, online retailers and E-Business Services clients, implement and successfully execute its business and marketing strategy, continue to develop and upgrade its technology and transaction-processing systems, provide superior customer service and order fulfillment, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's current and future expense levels are based largely on its planned operations and estimates of future sales. Sales and operating results generally depend on the volume and timing of orders received, which are difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in sales would have an immediate adverse effect on the Company's business, financial condition and results of operations. In view of the rapidly evolving nature of the Company's business and its limited operating history, the Company is unable to accurately forecast its sales and believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

RESULTS OF OPERATIONS

     The following table sets forth certain items from the Company's consolidated condensed statements of operations as a percentage of total revenues for the periods indicated.

                                                                   Three Months Ended           Six Months Ended
                                                                        June 30,                    June 30,
                                                                 -----------------------     -----------------------
                                                                  2000           1999          2000          1999
                                                                 ----------  -----------     ------------  ---------
Sales                                                               100.0%        100.0%         100.0%       100.0%
Cost of sales                                                        79.2          81.1           79.5         82.2
                                                                 ----------  -----------     ------------  ---------
   Gross profit                                                      20.8          18.9           20.5         17.8
                                                                 ----------  -----------     ------------  ---------
Operating expenses:
   Sales and marketing                                               23.0          27.5           21.6         29.0
   Product development and operations                                22.1          23.6           20.2         26.5
   General and administrative                                         4.2           6.8            4.0          7.4
   Amortization of goodwill and other acquisition related
      costs                                                          14.0           8.2           15.2          4.7
                                                                 ----------  -----------     ------------  ---------
Total operating expenses                                             63.3          66.1           61.0         67.6
                                                                 ----------  -----------     ------------  ---------
Loss from operations                                                (42.5)        (47.2)         (40.5)       (49.8)
                                                                 ----------  -----------     ------------  ---------



Interest income, net                                                  1.8           5.0            1.9          6.1
                                                                 ----------  -----------     ------------  ---------
Net loss                                                            (40.7)%       (42.2)%        (38.6)%      (43.7)%
                                                                 ----------  -----------     ------------  ---------
                                                                 ----------  -----------     ------------  ---------

SALES

     Sales increased to $31.0 million for the quarter ended June 30, 2000 from $15.8 million for the quarter ended June 30, 1999 and increased to $63.8 million for the six months ended June 30, 2000, up from $27.5 million for the same period of 1999. Sales for the Software and Digital Commerce Services segment increased to $29.9 million for the quarter ended June 30, 2000 from $15.8 million for the quarter ended June 30, 1999 and increased to $61.9 million for the six months ended June 30, 2000, up from $27.5 million for the same period of 1999. The increases were primarily a result of significant growth in the number of the Company's software publisher and online retailer clients as well as increasing market acceptance of ESD. Sales for the E-Business Services segment were $1.2 million for the quarter ended June 30, 2000 and were $1.9 million for the six months ended June 30, 2000. These sales were the results of new clients contracted. International sales represented approximately 24% and 25% of sales for the six months ended June 30, 2000 and 1999, respectively.

GROSS PROFIT

     Cost of sales increased to $24.6 million in the quarter ended June 30, 2000 from $12.8 million in the quarter ended June 30, 1999 and increased to $50.7 million for the six months ended June 30, 2000 from $22.6 million for the same period of 1999. The Company's gross profit margin increased to 20.8% in the quarter ended June 30, 2000 versus 18.9% in the quarter ended June 30, 1999. The gross profit margin for the Software and Digital Commerce Services segment decreased to 18.3% in the quarter ended June 30, 2000 versus 18.9% in the quarter ended June 30, 1999. This decrease was due mainly to a change in the client mix to certain lower margin clients. The gross profit margin for the E-Business Services segment was 82.9% in the quarter ended June 30, 2000 and is a function of margins earned on licensing, transaction fees and other services. The Company believes that Internet commerce and related services will become more competitive in the near future. Accordingly, the Company may reduce or alter its pricing structure and policies in the future and any such change could reduce gross margins.

SALES AND MARKETING

     Sales and marketing expense increased to $7.1 million in the quarter ended June 30, 2000 from $4.3 million in the quarter ended June 30, 1999 and increased to $13.8 million for the six months ended June 30, 1999 from $8.0 million for the same period of 1999. The increases resulted from expanding the E-Business sales, client services and marketing infrastructure and variable expenses which increase in relation to sales. The primary components of the increase for the comparable quarters ended June 30 were an increase in wages and benefits of $1.1 million and an increase in credit card fees and chargeback costs of $798,000. As a percentage of sales, sales and marketing expense decreased to 23.0% in the quarter ended June 30, 2000 from 27.5% in the quarter ended June 30, 1999, primarily reflecting the Company's increased sales volume. The Company expects that sales and marketing expense will continue to increase in absolute dollars as the Company continues to build its sales and marketing infrastructure and to develop marketing programs.

PRODUCT DEVELOPMENT AND OPERATIONS

     Product development and operations expense increased to $6.9 million in the quarter ended June 30, 2000 from $3.7 million in the quarter ended June 30, 1999 and increased to $12.9 million for the six months ended June 30, 2000 from $7.3 million for the same period of 1999. The increases were primarily related to increased personnel and consulting costs related to developing, enhancing and maintaining the Company's CNS and related facilities and customer service related personnel costs. The primary components of the increase for the comparable quarters ended June 30, were an increase in consulting costs of $1.4 million and an increase in wages and benefits of $1.1 million. As a percentage of sales, product development and operations expense decreased to 22.1% in the quarter ended June 30, 2000 from 23.6% in the quarter ended June 30, 1999. The Company believes that continued investment in product development and operations is critical to attaining its strategic objectives and, and as a result, expects product development and operations expenses will continue to increase in absolute dollars. As a percentage of sales, these expenses are expected to decrease as sales increase.

GENERAL AND ADMINISTRATIVE

     General and administrative expense increased to $1.3 million in the quarter ended June 30, 2000 from $1.1 million in the quarter ended June 30, 1999 and increased to $2.6 million for the six months ended June 30, 2000 from $2.0 million for the same period of 1999. The increases were primarily due to increased personnel and related expenses, legal expenses and investor relations expenses. As a percentage of sales, general and administrative expense decreased to 4.2% in the quarter ended June 30, 2000 from 6.8% in the quarter ended June 30, 1999, primarily reflecting the Company's growth in sales. The Company expects general and administrative expense to increase in absolute dollars in the future, particularly as the Company continues to build infrastructure to support growth and incurs costs associated with being a public company. As a percentage of sales, these expenses are expected to decrease as sales increase.

INTEREST INCOME

         Interest income consists of earnings on the Company's cash, cash equivalents and investments. The decrease from the prior period was attributable to lower cash and investment balances in 2000. The Company expects interest income to decrease in the future as cash is used to fund operations and is used for investments in infrastructure.

INCOME TAXES

     The Company paid no income taxes in any reported period. The Company has incurred a net loss for each period since inception. As of June 30, 2000, the Company had approximately $74 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2009. Due to the uncertainty of future profitability, a valuation allowance equal to the deferred tax asset has been recorded. Certain changes in ownership that resulted from the sales of Common and Preferred Stock will limit the future annual realization of the tax net operating loss carryforwards to a specified percentage under Section 382 of the Internal Revenue Code.

LIQUIDITY AND CAPITAL RESOURCES

         In the first six months of 2000, the Company used $12.1 million of cash to fund operations and made additions of equipment and software totaling $6.6 million. The Company sold $36.4 million in investments which were partially offset by $12.1 million in purchases of investments. In addition, the

Company received $3.5 million from stock sales, all of which were through stock option and warrant exercises. In the same period for 1999, the Company used $7.9 million of cash to fund operations, $3.3 for acquisitions, $1.6 million for addition of equipment and software and $60.0 million to purchase short-term investments which was partially offset by $40.0 million in sales of investments

         As of June 30, 2000 the Company had $24.3 million of cash and cash equivalents, $9.0 million of short-term investments and $6.0 million in long-term investments. The Company's principal commitments consisted of obligations outstanding under operating leases. Although the Company has no material commitments for capital expenditures, it anticipates an increase in the rate of capital expenditures consistent with its anticipated growth in operations, infrastructure and personnel. The Company anticipates that it will expend approximately $17.0 million over the next 18 months on capital expenditures based on the Company's current anticipated growth rate. The Company further anticipates that it will expend approximately $21.0 million over the next 18 months on product development based on the Company's current anticipated growth rate in operations. The Company may also use cash to acquire or license technology, products or businesses related to the Company's current business. The Company also anticipates that it will continue to experience growth in its operating expenses for the foreseeable future and that its operating expenses will be a material use of the Company's cash resources. The Company believes that existing sources of liquidity, will provide adequate cash to fund its operations for at least the next 18 months.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued Staff Accounting Bulletin No. 101B to defer the effective date of implementation of SAB 101 until the fourth quarter of 2000. In July 2000, the Financial Standards Board's Emerging Issues Task Force ("EITF") reached a consensus on EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." EITF 99-19 follows the effective date of SAB 101B. The Company is currently analyzing the impact these pronouncements will have on its revenue presentation.

     In March 2000, the EITF also published its consensus on EITF 00-2, "Accounting for Web Site Development Costs." EITF 00-2 is effective for fiscal quarters beginning after June 30, 2000. The Company is currently analyzing the impact this pronouncement will have on its financial statements.

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

     The Company's annual meeting of stockholders was held on May 3, 2000 (the "Annual Meeting").

     The following matters were considered and voted upon at the Annual Meeting:

     The first matter related to the election of three director nominees, Timothy C. Choate, William J. Lansing and Christopher J. Sharples as directors to serve until the 2003 annual meeting of stockholders. The votes cast for and against such nominees were as follows:

                                  NAME                                  FOR                WITHHELD
         ------------------------------------------------------- ------------------- ----------------------
         Timothy C. Choate                                           16,803,793               192,672
         William J. Lansing                                          16,341,628               654,837
         Christopher J. Sharples                                     16,805,353               191,112

     The second matter related to the approval of the Company's 2000 Employee Stock Purchase Plan and to authorize reserving 200,000 shares under such plan. 16,770,880 votes were cast for approval and 205,731 votes were cast against approval. There were 19,854 abstentions and no broker non-votes.

     The third matter related to the approval of an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 45,000,000 shares to 60,000,000 shares. 16,137,359 votes were cast for approval and 841,889 votes were cast against approval. There were 17,217 abstentions and no broker non-votes.

     The fourth matter related to the ratification of the appointment of Arthur Andersen LLP as independent auditors of the Company for its fiscal year ending December 31, 2000. 16,918,467 votes were cast for ratification and 65,166 votes were cast against ratification. There were 12,832 abstentions and no broker non-votes.

     Based on these voting results, each of the directors nominated was elected and the second, third and fourth matters were approved.

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

         (2)      See Note 3 to Condensed Consolidated Financial Statements.

(b)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 14, 2000          DIGITAL RIVER, INC.



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