Form 10-Q
period 2000-09-30
DIGITAL RIVER INC /DE
filed 2000-11-14
CIK 1062530

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                                   ----------

                                 (952) 253-1234
              (Registrant's telephone number, including area code)

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


     COMMON STOCK, $0.01 PAR VALUE               22,851,381 SHARES
     -------------------------------    ----------------------------------
                (Class)                 Outstanding as of November 10, 2000

===============================================================================

                               DIGITAL RIVER, INC.

                                    Form 10-Q

                                      Index



PART I.        FINANCIAL INFORMATION                                                                           PAGE
                                                                                                               ----


Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets
               at September 30, 2000 and December 31, 1999................................................        3


               Condensed Consolidated Statements of Operations
               for the three and nine months ended September 30, 2000 and 1999............................        4


               Condensed Consolidated Statements of Cash Flows
               for the nine months ended September 30, 2000 and 1999......................................        5

               Notes to Condensed Consolidated Financial Statements.......................................        6

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations......        9

Item 3.        Qualitative and Quantitative Disclosure about Market Risk..................................       13

PART II. OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security Holders........................................       13


Item 6.        Exhibits and Reports on Form 8-K...........................................................       14


SIGNATURES     ...........................................................................................       15

Exhibit Index  ...........................................................................................       16


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               DIGITAL RIVER, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                        (In Thousands, Except Share Data)



                                                                                  September 30,     December 31,
                                                                                      2000             1999
                                                                                 --------------     ------------
                                                                                   (unaudited)


                                    ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                       $ 15,554            $ 15,120
   Short-term investments                                                            16,986              24,387
   Accounts receivable, net                                                           4,220               2,455
   Prepaid expenses and other                                                         1,140                 880
                                                                                 --------------     ------------
               Total current assets                                                  37,900              42,842

PROPERTY AND EQUIPMENT, NET                                                          13,443               7,279
LONG-TERM INVESTMENTS                                                                    --              14,832
GOODWILL, NET AND OTHER ASSETS                                                       20,988              22,189
                                                                                 --------------     ------------
                                                                                   $ 72,331            $ 87,142
                                                                                 ==============     ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                $ 12,449            $ 11,020
   Accrued payroll                                                                    2,215               1,909
   Deferred revenue                                                                   2,210                 152
   Other current liabilities                                                          1,901                 984
                                                                                 --------------     ------------
               Total current liabilities                                             18,775              14,065
                                                                                 --------------     ------------

STOCKHOLDERS' EQUITY:
   Preferred Stock, $.01 par value; 5,000,000 shares
     authorized; no shares issued and outstanding                                        --                 --
   Common Stock, $.01 par value; 60,000,000 shares authorized;
     22,161,123 and 20,699,244 shares issued and outstanding                            222                207
   Additional paid-in capital                                                       132,105            119,445
   Deferred compensation                                                               (295)              (637)
   Accumulated deficit                                                              (78,474)           (45,938)
                                                                                 --------------     ------------
               Total stockholders' equity                                            53,556             73,077
                                                                                 --------------     ------------
                                                                                   $ 72,331           $ 87,142
                                                                                 ==============     ============


     See accompanying notes to condensed consolidated financial statements.

                               DIGITAL RIVER, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                (In Thousands, Except Per Share Data; Unaudited)



                                                                   Three Months Ended            Nine Months Ended
                                                                      September 30,                 September 30,
                                                                   --------------------        --------------------
                                                                     2000         1999           2000         1999
                                                                   --------     --------       -------      --------

                                                                 C>

REVENUE                                                          $   7,607      $  4,017     $  21,125    $   8,985

COSTS AND EXPENSES:
   Direct cost of services                                             421           264           991          546
   Network and infrastructure                                        1,888           940         5,636        2,723
   Sales and marketing                                               6,247         4,760        19,690       12,601
   Product research and development                                  2,857         2,686        10,949        7,483
   General and administrative                                        1,151         1,041         3,608        2,958
   Depreciation and amortization                                       896           490         2,239        1,238
   Amortization of goodwill and other acquisition related costs      2,603         3,275        12,331        4,577
                                                                   --------     --------       -------      --------
               Total costs and expenses                             16,063        13,456        55,444       32,126
                                                                   --------     --------       -------      --------
LOSS FROM OPERATIONS                                                (8,456)       (9,439)      (34,319)     (23,141)

INTEREST INCOME                                                        382           751         1,621        2,430
                                                                   --------     --------       -------      --------
               Net loss                                           $ (8,074)     $ (8,688)    $ (32,698)   $ (20,711)
                                                                   ========     ========       =======      ========

Basic and diluted net loss per share                               $ (0.37)      $ (0.42)      $ (1.55)     $ (1.03)
                                                                   ========     ========       =======      ========
Basic and diluted weighted average common shares outstanding        21,598        20,604        21,164       20,137
                                                                   ========     ========       =======      ========



     See accompanying notes to condensed consolidated financial statements.

                               DIGITAL RIVER, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (In Thousands; Unaudited)


                                                                                                  Nine Months Ended
                                                                                                    September 30,
                                                                                               ----------------------
                                                                                                 2000          1999
                                                                                               ---------    ---------


OPERATING ACTIVITIES:
   Net loss                                                                                    $ (32,698)   $ (20,711)
   Adjustments to reconcile net loss to net cash used in operating activities:
         Amortization of goodwill and acquisition related costs                                   10,301        4,296
         Depreciation and amortization                                                             2,239        1,238
         Deferred compensation expense                                                               342          672
         Changes in assets and liabilities:
            Accounts receivable and prepaid expense                                               (2,025)        (628)
            Accounts payable                                                                       1,429        3,392
            Other current liabilities and deferred revenue                                         3,281          925
                                                                                               ---------    ---------
               Net cash used in operating activities                                             (17,131)     (10,816)
                                                                                               ---------    ---------
INVESTING ACTIVITIES:
   Purchases of investments                                                                      (14,021)     (94,643)
   Proceeds from sales of investments                                                             36,416       58,000
   Purchases of equipment                                                                         (8,335)      (2,526)
   Acquisitions, net of cash received                                                                (50)      (3,320)
   Patent acquisition costs                                                                          (27)        (209)
                                                                                               ---------    ---------
               Net cash provided by (used in) investing activities                                13,983      (42,698)
                                                                                               ---------    ---------
FINANCING ACTIVITIES:
   Sales of Common Stock                                                                           3,582        1,137
   Payment of deferred costs and other                                                                --         (396)
                                                                                               ---------    ---------
               Net cash provided by financing activities                                           3,582          741
                                                                                               ---------    ---------
               Net increase (decrease) in cash and cash equivalents                                  434      (52,773)

CASH AND CASH EQUIVALENTS, beginning of period                                                    15,120       63,503
                                                                                               ---------    ---------
CASH AND CASH EQUIVALENTS, end of period                                                       $  15,554     $ 10,730
                                                                                               =========    =========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Issuance of Common Stock in connection with acquisitions
    and related earn-out payments                                                              $   9,093     $ 19,759
                                                                                               =========    =========



     See accompanying notes to condensed consolidated financial statements.

                               DIGITAL RIVER, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION:

     The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's consolidated financial position, results of operations and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2000. The December 31, 1999 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.   PRINCIPLES OF CONSOLIDATION:

     The condensed consolidated financial statements include the accounts of Digital River, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

3.   RECENT ACCOUNTING PRONOUNCEMENTS:

     Reclassifications:

     As of the quarter ended September 30, 2000, the Company has commenced reporting its company wide revenues on a net basis and has reclassified all historical information presented herein to conform to this presentation. This change is based upon the consensus reached in Issue 99-19: "Reporting Revenue Gross as a Principal versus Net as an Agent" by the Emerging Issues Task Force
(EITF) of the Financial Accounting Standards Board which revised accounting standards regarding net versus gross revenue recognition. Previously, substantially all revenue generated through the Company's Software Services division was recognized on a gross basis. Revenue generated through the E-Business Services division has historically been reported on a net basis. This change reflects a new reporting presentation only and will not alter the Company's net income, either historically or in the future.

     The Company has also adopted the provisions of the Securities and Exchange Commission's (SEC) Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements" in the quarter ended September 30, 2000. SAB 101 provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. It also provides guidance on recording revenue gross as a principal versus net as an agent consistent with EITF Issue 99-19. Other than the reclassification of revenues to a net basis, the adoption of SAB 101 did not have any impact to the Company.

     The Company has also made certain other reclassifications to its 1999 financial statements to conform to the 2000 presentation.

     Web Site Costs:

     In March 2000, the EITF also published its consensus on EITF 00-2, "Accounting for Web Site Development Costs." EITF 00-2 is effective for fiscal quarters beginning after June 30, 2000. The Company has adopted EITF 00-2 and has had no impact to date from the adoption.

4.   NET LOSS PER SHARE:

     Basic loss per share is computed using the weighted-average number of common shares outstanding excluding contingently issuable or returnable shares, and diluted loss per share is computed using the weighted-average number of common shares outstanding and dilutive potential common shares outstanding. As a result of the losses incurred by the Company for the three months ended September 30, 2000 and 1999, respectively, all potential common shares were anti-dilutive and were excluded from the diluted net loss per share calculations.

     The following table summarizes securities outstanding as of each period end which were not included in the calculation of diluted net loss per share since their inclusion would be anti-dilutive:


                                                                      September 30,    September 30,
                                                                          2000             1999
                                                                      ------------     -------------


            Common Stock warrants                                         356,087           371,086
            Common Stock options                                        5,212,357         3,460,985



5.   ACQUISITIONS AND EARN-OUT ARRANGEMENTS:

     In August 2000, the Company purchased certain assets, consisting principally of customer lists, of the software services business of NetSales, Inc. in exchange for 1,000,000 shares of Common Stock valued at $6.00 per share at the closing of such transaction, with a contingent earnout for up to an additional 350,000 shares of Common Stock based on performance over the subsequent 180 days. The transaction has been accounted for using the purchase method and the resulting goodwill and other intangibles will be amortized over two years.

     The former owners of Maagnum Internet Group, Inc., a company purchased by the Company in April 1999, received earn-out payments of 124,349 shares of Common Stock valued at $3,093,000 in March 2000. The Company charged such amount to compensation expense and this is included as amortization of goodwill and acquisition related costs in the accompanying Condensed Consolidated Statements of Operations. This amount would have increased general and administrative expense had it been reported outside of that caption.

     The Company acquired a total of four companies in 1999 and one company in 2000 that were accounted for under the purchase method. The following unaudited pro forma condensed results of operations for the nine months ended September 30, 2000 and 1999 has been prepared as if each of the acquisitions had occurred on January 1, 1999:



                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                   ---------------------------------------
                                                                           2000                  1999
                                                                   --------------------    ----------------
                                                                                  (In Thousands)


             Revenue                                                   $ 22,750              $ 10,844
             Loss from operations                                       (42,459)              (30,702)
             Net loss                                                   (40,838)              (28,373)
             Basic and diluted loss per share                          $  (1.87)             $  (1.32)



     This financial information does not purport to represent results that would actually have been obtained if the transactions had been in effect on January 1, 1999 or any future results that may in fact be realized.

6.        SEGMENT INFORMATION:

     The Company has two operating segments under the guidelines of SFAS No. 131, Software and Digital Commerce Services and E-Business Services, which have been identified as components of the Company that are reviewed regularly by management to determine resource allocation and assess performance. No disclosure of segments for 1999 has been presented as Software and Digital Commerce Services represented substantially all operations in 1999. Unallocated corporate items consist of depreciation, goodwill amortization, acquisition-related costs and interest income for operational results and consist of certain cash, investments and goodwill for total assets. Segment information is as follows:



                                     Software and Digital      E-Business       Unallocated
    THREE MONTHS ENDED                 Commerce Services        Services         Corporate
     SEPTEMBER 30, 2000:                   Division             Division           Items          Consolidated
                                     ---------------------- ----------------- ----------------- -----------------
                                                                      (in thousands)


    Revenue                                  $  5,880           $  1,727        $      --           $  7,607
    Gross profit                                4,168              1,130               --              5,298
    Loss from operations                       (1,533)            (3,424)          (3,499)            (8,456)
    Net loss                                   (1,533)            (3,424)          (3,117)            (8,074)
    Total assets                               16,216              6,845           49,270             72,331



                                     Software and Digital      E-Business       Unallocated
    NINE MONTHS ENDED                  Commerce Services        Services         Corporate
     SEPTEMBER 30, 2000:                   Division             Division           Items           Consolidated
                                     ---------------------- ----------------- ----------------- -----------------
                                                                      (in thousands)


    Revenue                                  $ 17,488          $   3,637        $      --           $ 21,125
    Gross profit                               12,364              2,134               --             14,498
    Loss from operations                       (5,840)           (13,909)         (14,570)           (34,319)
    Net loss                                   (5,840)           (13,909)         (12,949)           (32,698)



7.  STOCKHOLDERS' EQUITY:

     In June 2000, the Company's Board of Directors approved amending the 1999 Non-Officer Stock Option Plan to increase the number of shares of Common Stock available for grants under the plan to 3,950,000 shares from 2,250,000 shares.

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

OVERVIEW

     The Company is a leading provider of comprehensive electronic commerce outsourcing solutions. The Company was incorporated in February 1994 and commenced offering products for sale through its clients' Web stores in August 1996. From inception through August 1996, the Company had no sales, and its activities related primarily to the development of its Commerce Network Server ("CNS") technology related to electronic commerce. In 1996, the Company began to focus its business development efforts on the software industry, building its inventory of software products through contracts with software publishers. In 1997, the Company began to develop software distribution relationships through contracts with online retailers. As of September 30, 2000, the Company had approximately 8,000 software publisher clients and online retailer clients that are served by the Software and Digital Commerce Services Division. In late 1998, the Company began to offer its comprehensive electronic commerce outsourcing services in the form of a transaction fee-based e-commerce service to clients outside of the software industry. As of September 30, 2000, the Company had 49 client contracts under its E-Business Services Division.

     The Company derives its revenue primarily from transaction and service fees associated with the e-commerce services that the Company provides to its clients. These services include Web commerce hosting, transaction processing, digital and physical fulfillment services, fraud screening, customer service and merchandising and analytical marketing services. The Company acts as the merchant of record on the majority of the transactions processed and has contractual relationships with its clients, primarily software publishers and online retailers, which obligate the Company to pay to the client a specified percentage of each sale. The Company retains its transaction fee and also charges for various service fees. The Company also derives revenue from licensing, integration, development and consulting services provided to its clients. This revenue is recognized as services are performed, except for licensing and certain integration and development fees which are recognized evenly over the term of the contract.

     The Company has a limited operating history upon which investors may evaluate its business and prospects. Since inception, the Company has incurred significant losses, and as of September 30, 2000, had an accumulated deficit of approximately $78.5 million. The Company intends to expend significant financial and management resources on the development of additional services, sales and marketing, technology and operations to support larger-scale operations and greater service offerings, particularly with respect to the E-Business Services division. As a result, the Company expects to incur additional losses and continued negative cash flow from operations for the foreseeable future. There can be no assurance that the Company's revenue will increase or even continue at their current level or that the Company will achieve or maintain profitability or generate cash from operations in future periods. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as electronic commerce. To address these risks, the Company must, among other things, maintain existing and develop new relationships with software publishers, online retailers and E-Business Services clients, implement and successfully execute its business and marketing strategy, continue to develop and upgrade its technology and transaction-processing systems, provide superior customer service and order fulfillment, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's current and future expense levels are based largely on its planned operations and estimates of future revenue. Revenue and operating results generally depend on the volume and timing of orders received, which are difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenue would have an immediate adverse effect on the Company's business, financial condition and results of operations. In view of the rapidly evolving nature of the Company's business and its limited operating history, the Company is unable to accurately forecast its revenue and believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

RESULTS OF OPERATIONS

     The following table sets forth certain items from the Company's consolidated condensed statements of operations as a percentage of total revenues for the periods indicated.


                                                                 Three Months Ended            Nine Months Ended
                                                                     September 30,                September 30,
                                                                ------------------------     -----------------------
                                                                    2000         1999          2000          1999
                                                                ------------  ----------     ----------  ------------


Revenue                                                           100.0%          100.0%         100.0%       100.0%

Operating expenses:
   Direct cost of services                                          5.6             6.6            4.7          6.1
   Network and infrastructure                                      24.8            23.4           26.7         30.3
   Sales and marketing                                             82.1           118.5           93.2        140.2
   Product research and development                                37.6            66.9           51.8         83.3
   General and administrative                                      15.1            25.9           17.1         32.9
   Depreciation                                                    11.8            12.2           10.6         13.8
   Amortization of goodwill and other acquisition related
      costs                                                        34.2            81.5           58.4         50.9
                                                                ------------  ----------     ----------  ------------
Total operating expenses                                          211.2           335.0          262.5        357.5
                                                                ------------  ----------     ----------  ------------
Loss from operations                                             (111.2)         (235.0)        (162.5)      (257.5)
                                                                ------------  ----------     ----------  ------------
Interest income, net                                                5.1            18.7            7.7         27.0
                                                                ------------  ----------     ----------  ------------
Net loss                                                         (106.1)%        (216.3)%       (154.8)%     (230.5)%
                                                                ============  ==========     ==========  ============



REVENUE

     Revenue increased to $7.6 million for the quarter ended September 30, 2000 from $4.0 million for the quarter ended September 30, 1999 and increased to $21.1 million for the nine months ended September 30, 2000, up from $9.0 million for the same period of 1999. As of the quarter ending September 30, 2000, the Company commenced reporting its company wide revenues on a net basis and reclassified all historical information presented herein to conform to this presentation, which is further described in "Recent Accounting Pronouncements." Sales for the Software and Digital Commerce Services segment increased to $5.9 million for the quarter ended September 30, 2000 from $4.0 million for the quarter ended September 30, 1999 and increased to $17.5 million for the nine months ended September 30, 2000, up from $9.0 million for the same period of 1999. The increases were primarily a result of significant growth in the number of the Company's software publisher and online retailer clients as well as increasing market acceptance of electronic software delivery. Sales for the E-Business Services segment were $1.7 million for the quarter ended September 30, 2000 and were $3.6 million for the nine months ended September 30, 2000. These sales resulted from new clients contracted. International sales represented approximately 24% and 22% of sales for the nine months ended September 30, 2000 and 1999, respectively.

GROSS PROFIT

     Cost of revenue, which consists of direct cost of services and network and infrastructure, increased to $2.3 million in the quarter ended
September 30, 2000 from $1.2 million in the quarter ended September 30, 1999 and increased to $6.6 million for the nine months ended September 30, 2000 from $3.3 million for the same period of 1999. The Company's gross profit margin was consistent in the quarter ended September 30, 2000 with that of 1999. The gross profit margin for the Software and Digital Commerce Services segment was also consistent in the quarter ended September 30, 2000 with that of 1999. The gross profit margin for the E-Business Services segment was 65.4% in the quarter ended September 30, 2000 and is a function of margins earned on licensing, transaction fees and other services. The Company believes that Internet commerce and related services will become more competitive in the near future. Accordingly, the Company may reduce or alter its pricing structure and policies in the future and any such change could reduce gross margins.

SALES AND MARKETING

     Sales and marketing expense increased to $6.2 million in the quarter ended September 30, 2000 from $4.8 million in the quarter ended September 30, 1999 and increased to $19.7 million for the nine months ended September 30, 1999 from $12.6 million for the same period of 1999. The increases resulted from expanding the E-Business sales, client services and marketing infrastructure and variable expenses that increase in relation to sales. The primary components of the increase for the comparable quarters ended September 30 were an increase in wages and benefits of $1.1 million and an increase in credit card fees and chargeback costs of $547,000 which were partially offset by a decrease in advertising and marketing expense of $529,000. As a percentage of revenue, sales and marketing expense decreased to 82.1% in the quarter ended September 30, 2000 from 118.5% in the quarter ended September 30, 1999, primarily reflecting the Company's increased revenue volume. The Company expects that sales and marketing expense will continue to increase in absolute dollars as the Company continues to build its sales and marketing infrastructure and develop marketing programs.

PRODUCT RESEARCH AND DEVELOPMENT

     Product research and development expense increased to $2.9 million in the quarter ended September 30, 2000 from $2.7 million in the quarter ended September 30, 1999 and increased to $10.9 million for the nine months ended September 30, 2000 from $7.5 million for the same period of 1999. These increases were primarily related to increased personnel and consulting costs related to developing and enhancing the Company's CNS. For the comparable quarters ended September 30, the primary components of the increase were an increase in wages and benefits of $383,000 that were partially offset by lower consulting fee expenses. As a percentage of revenue, product research and development expense decreased to 37.6% in the quarter ended September 30, 2000 from 66.9% in the quarter ended September 30, 1999, primarily reflecting the Company's increased revenue volume. The Company believes that continued investment in product research and development is critical to attaining its strategic objectives and, and as a result, expects product research and development expenses will continue to increase in absolute dollars. As a percentage of revenue, these expenses are expected to decrease as revenue increases.

GENERAL AND ADMINISTRATIVE

     General and administrative expense increased to $1.2 million in the quarter ended September 30, 2000 from $1.0 million in the quarter ended September 30, 1999 and increased to $3.6 million for the nine months ended September 30, 2000 from $3.0 million for the same period of 1999. The increases were primarily due to increased personnel and related expenses and legal expenses. As a percentage of sales, general and administrative expense decreased to 15.1% in the quarter ended September 30, 2000 from 25.9% in the quarter ended September 30, 1999, primarily reflecting the Company's revenue growth. The Company expects general and administrative expense to increase in absolute dollars in the future, particularly as the Company continues to build infrastructure to support growth and incurs costs associated with being a public company. As a percentage of revenue, these expenses are expected to decrease as revenue increases.

AMORTIZATION OF GOODWILL AND OTHER ACQUISITION RELATED COSTS

     Amortization of goodwill and other acquisition-related costs decreased in the quarter ended September 30, 2000 from the quarter ended September 30, 1999 primarily due to an earn-out payment of approximately $1.0 million that occurred in 1999 which was partially offset by additional amortization of goodwill from two acquisitions. Amortization of goodwill and other acquisition related costs increased for the nine months ended September 30, 2000 from the same period of 1999 primarily due to two earn-out payments totalling $5.1 million made in the first half of 2000.

INTEREST INCOME

     Interest income consists of earnings on the Company's cash, cash equivalents and investments. The decrease from the prior period was attributable to lower cash and investment balances in 2000. The Company expects interest income to decrease in the future as cash is used to fund operations and is used for investments in infrastructure.

INCOME TAXES

     The Company paid no income taxes in any reported period. The Company has incurred a net loss for each period since inception. As of September 30, 2000, the Company had approximately $79 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2009. Due to the uncertainty of future profitability, a valuation allowance equal to the deferred tax asset has been recorded. Certain changes in ownership that resulted from the sales of Common and Preferred Stock will limit the future annual realization of the tax net operating loss carryforwards to a specified percentage under Section 382 of the Internal Revenue Code.

LIQUIDITY AND CAPITAL RESOURCES

     In the first nine months of 2000, the Company used $17.1 million of cash to fund operations and made additions of equipment and software totaling $8.3 million. The Company sold $36.4 million in investments that were partially offset by $14.0 million in purchases of investments. In addition, the Company received $3.6 million from stock sales, all of which were through stock option and warrant exercises. In the same period for 1999, the Company used $10.8 million of cash to fund operations, $3.3 million for acquisitions, $2.5 million for addition of equipment and software and $94.6 million to purchase short-term investments which was partially offset by $58.0 million in sales of investments

     As of September 30, 2000, the Company had $15.5 million of cash and cash equivalents and $17.0 million of short-term investments. The Company's principal commitments consisted of obligations outstanding under operating leases. Although the Company has no material commitments for capital expenditures, it anticipates continued capital expenditures consistent with its anticipated growth in operations, infrastructure and personnel. The Company anticipates that it will expend approximately $13.0 million over the next 15 months on capital expenditures based on the Company's current anticipated growth rate. The Company further anticipates that it will expend approximately $12.5 million over the next 15 months on product development based on the Company's current anticipated growth rate in operations. The Company may also use cash to acquire or license technology, products or businesses related to the Company's current business. The Company also anticipates that it will continue to experience growth in its operating expenses for the foreseeable future and that its operating expenses will be a material use of the Company's cash resources. The Company believes that existing sources of liquidity will provide adequate cash to fund its operations for at least the next 15 months.

RECENT ACCOUNTING PRONOUNCEMENTS

     As of the quarter ended September 30, 2000, the Company has commenced reporting its company wide revenues on a net basis and has reclassified all historical information presented herein to conform to this presentation. This change is based upon the consensus reached in Issue 99-19: "Reporting Revenue Gross as a Principal versus Net as an Agent" by the Emerging Issues Task Force
(EITF) of the Financial Accounting Standards Board which revised accounting standards regarding net versus gross revenue recognition. Previously, substantially all revenue generated through the Company's Software Services division was recognized on a gross basis. Revenue generated through the E-Business Services division has historically been reported on a net basis. This change reflects a new reporting presentation only and will not alter the Company's net income, either historically or in the future.

     The Company has also adopted the provisions of the Securities and Exchange Commission's (SEC) Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements" in the quarter ended September 30, 2000. SAB 101 provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. It also provides guidance on recording revenue gross as a principal versus net as an agent consistent with EITF Issue 99-19. Other than the reclassification of revenues to a net basis, the adoption of SAB 101 did not have any impact to the Company.

     In March 2000, the EITF also published its consensus on EITF 00-2, "Accounting for Web Site Development Costs." EITF 00-2 is effective for fiscal quarters beginning after June 30, 2000. The Company has adopted EITF 00-2 and has had no impact to date from the adoption.

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

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) On August 24, 2000, pursuant to an Asset Purchase Agreement dated as of August 24, 2000 (the "Purchase Agreement") by and between the Company and NetSales, Inc. ("NetSales"), in exchange for 1,000,000 shares of Common Stock of the Company, the Company purchased those assets and assumed those liabilities of NetSales related to NetSales' software services business. The Purchase Agreement includes a contingent earnout whereby NetSales can receive up to an additional 350,000 shares of Common Stock of the Company based on performance over the 180 day period following August 24, 2000.

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

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(A)            EXHIBITS



              EXHIBIT
              NUMBER                DESCRIPTION OF DOCUMENTS
              --------              ------------------------


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

         (2)      See Note 4 to Condensed Consolidated Financial Statements.

(B)      REPORTS ON FORM 8-K

         The Company filed one current report on Form 8-K during the quarter ended September 30, 2000. The report was filed on September 8, 2000 and amended by Form 8-K/A filed on November 7, 2000. It reported the Company's acquisition on August 24, 2000 of the assets and liabilities of NetSales related to NetSales' software services business and included audited financial statements of NetSales as of December 31, 1999 as well as unaudited pro forma condensed consolidated financial statements as of June 30, 2000 that give effect to such acquisition.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 13, 2000                 DIGITAL RIVER, INC.


                                         By: /s/ Robert E. Strawman
                                            -----------------------------
                                            Robert E. Strawman
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)

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

         (2)      See Note 4 to Condensed Consolidated Financial Statements.