Form 10-K405
period 2000-12-31
DIGITAL RIVER INC /DE
filed 2001-03-27
CIK 1062530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000.
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number:

000-24643

DIGITAL RIVER, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	41-1901640
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

9625 WEST 76TH STREET, SUITE 150
EDEN PRAIRIE, MINNESOTA 55344
(Address of principal executive offices)

(952) 253-1234
(Registrant’s telephone number, including area code)

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

Yes    X       No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          The aggregate market value of the Common Stock of the registrant held by non-affiliates as of March 21, 2001 was approximately $100,862,204.

          The number of shares of Common Stock outstanding at March 21, 2001 was approximately 24,650,472 shares.

DOCUMENTS INCORPORATED BY REFERENCE

          Certain sections of the Registrant’s definitive Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

PART I

ITEM 1.  BUSINESS.

          CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

          Certain statements set forth or incorporated by reference in this Form 10-K, as well as in our Annual Report to Stockholders for the year ended December 31, 2000, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "believes," "anticipates," "expects," "intends," "estimates" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others:  our limited operating history and variability of operating results, the expectation of future losses, risks associated with electronic software delivery, our dependence on the Internet and the growth in electronic commerce and Internet infrastructure development, our dependence on software publishers, our dependence on online retailers, system development and electronic commerce security risks, rapid technological changes, competition in the electronic commerce industry, the importance of attracting and retaining personnel, management of the our growth, the integration of acquired companies, our dependence on key employees, and other risk factors set forth under “Risk Factors” and elsewhere in this Form 10-K.  We expressly disclaim any obligation to update or publicly release any revision to these forward-looking statements after the date of this Form 10-K.

          Overview

          We are a leading provider of comprehensive electronic commerce outsourcing solutions.  We were incorporated in February 1994 and commenced offering products for sale through our clients’ Web stores in August 1996.  As an application service provider, we enable our clients to access our proprietary electronic commerce system over the Internet.   We have developed a technology platform that allows us to provide a suite of electronic commerce services, including Web commerce development and hosting, transaction processing, fraud screening, digital delivery, integration to physical fulfillment and customer service.  We also provide analytical marketing and merchandising services to assist clients in increasing Web page view traffic to, and sales through, their Web commerce systems.  We provide an outsourcing solution that allows our clients to promote their own brands while leveraging our investment in infrastructure and technology.  Our Software and Digital Commerce Services Division serves the software and digital products market, and our E-Business Services Division serves manufacturers, distributors and retailers outside the software industry.  Our clients include 3M Company, Autodesk, Inc., CompUSA Inc., Egghead.com, Inc., Fujitsu Ltd., Siemens AG, ScanSoft, Inc. and Symantec Corporation.

          Our proprietary commerce network server, or CNS, technology serves as the platform for our solutions.  The CNS incorporates custom software applications that enable Web store authoring, electronic software delivery, fraud prevention, export control, merchandising programs and online registration, and features a database of more than 100,000 software and digital products.  Using our CNS platform, we create Web commerce systems for our clients that replicate the look and feel of each client’s Web site.  End-users enter the client site and are then seamlessly transferred to our CNS.  End-users can then browse for products and make purchases online, and once purchases are made, we either deliver the products digitally to the end-user through the Internet or communicate the order through its integration into a number of third-party fulfillment agencies for physical fulfillment.  We also provide transaction processing services and collect and maintain critical information about end-users.  This information can later be used by our clients to facilitate add-on or upgrade sales and for other direct marketing purposes.  We actively manage direct marketing campaigns for our clients, and also deliver purchase information and Web store traffic statistics to our clients through online reporting.

          Recent Acquisitions

          On August 24, 2000, pursuant to an Asset Purchase Agreement dated as of August 24, 2000 by and between Digital River and NetSales, Inc., in exchange for 1,000,000 shares of our Common Stock, we purchased those assets and assumed those liabilities of NetSales related to NetSales’ software services business.  The Purchase Agreement includes a contingent earnout whereby NetSales can receive up to an additional 350,000 shares of Common Stock based on performance over the 180 day period following August 24, 2000.  Of the 1,000,000 shares of Common Stock issued at closing, 100,000 shares were placed in escrow to secure certain indemnification obligations contained in the Purchase Agreement.  Subject to outstanding claims, the escrow will terminate nine months following the closing.  See Note 2 of “Notes to Consolidated Financial Statements” for more detailed information.

          On March 20, 2001, pursuant to an Asset Purchase Agreement dated as of March 20, 2001 by and between Digital River, Calico Commerce, Inc., a Delaware corporation, and ConnectInc.com, Co., a Delaware corporation and a wholly-owned subsidiary of Calico, we purchased those assets and assumed those liabilities of ConnectInc related to ConnectInc’s Market Maker business, in exchange for approximately 1.63 million shares of our Common Stock.  The Purchase Agreement includes a contingent earnout whereby ConnectInc can receive additional shares of Common Stock based upon the revenue generated by the Market Maker product, from sales by Digital River and Calico, over the 13 months following the closing.

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

          Advantages Of Outsourcing Electronic Commerce.  According to a Gartner Group study, the initial investment in an electronic commerce site that is functionally equivalent to most industry participants is $1.0 million to $5.0 million and requires an average of five months to implement. A market differentiating electronic commerce solution requires an expenditure of $5.0 to $20.0 million. Additionally, to maintain a scaleable, best-of-breed commerce solution, businesses must continue to invest in technology, infrastructure and personnel related to electronic commerce management.

          There are a number of advantages to outsourcing electronic commerce, including: (i) avoiding the large, upfront investment required to purchase and implement software applications and computer hardware; (ii) a shorter time to market with an electronic commerce solution; (iii) the opportunity to shift the ongoing financial and technology risk to a proven service provider; and (iv) allowing businesses to focus on their specific core competency. Because of these advantages, we believe that an increasing number of businesses will outsource their electronic commerce needs.

          Opportunity For Electronic Commerce Outsourcing.  We believe that the market for electronic commerce outsourcing in the software and digital products market as well as among manufacturers, distributors and retailers will continue to grow rapidly. However, unlike established physical distribution channels, there is currently no established, comprehensive electronic distribution source for businesses.  We believe that providing an integrated service offering of Web commerce development and hosting, transaction processing, fraud screening, digital delivery, integration to physical fulfillment and customer service is complex and requires upfront and ongoing investments in secure, reliable and scaleable systems.  Accordingly, we believe that a substantial market opportunity exists for a comprehensive, cost-effective, outsourced electronic commerce solution for software publishers and online retailers as well as for manufacturers, distributors and retailers.

          The Digital River Solution

          We have developed a technology platform that enables us to provide a comprehensive suite of electronic commerce services to our clients.  We also leverage our merchandising expertise to increase traffic and sales for our clients.  Rather than maintaining our own branded Web store, we provide an outsourcing solution for Web commerce development and hosting, transaction processing, digital delivery and merchandising services that enables our clients to promote their own brands while leveraging our investment in infrastructure. In addition, this approach enables us to leverage our clients’ brand investments and the traffic at our clients’ sites to maximize the number of transactions completed through Digital River.

          Benefits To Clients.  Our electronic commerce solution enables our clients to leverage our investment in technology, personnel and infrastructure to provide a business-to-business or business-to-consumer electronic commerce solution. This provides the client with a cost-effective, proven solution that allows the clients to focus on their core competency. Clients have the ability to offer the complete library of their products directly to end-users from their Web commerce systems, and for software publishers, through our network of online retailers. This benefit is particularly significant for smaller software publishers who have limited market access through traditional distribution methods. Our solution also provides a channel for underdistributed products permitting clients to offer online their complete product catalog.  In addition, through our 100% end-user registration and data warehousing, we provide clients with valuable end-user information that can facilitate targeted marketing, upgrade notification and sophisticated merchandising strategies. Finally, by exploiting the distribution relationships we have developed with a large network of online retailers, software publishers can reduce or eliminate the need for multiple retailer relationships, thereby lowering administrative costs and reducing the number of master copies of their software in existence for distribution.

          Additionally, online retailers can use our robust CNS technology to sell software products online without having to build and maintain their own electronic commerce infrastructure.  We enable online retailers to offer their end-users access to virtually all of our inventory of software products without the burden of developing and maintaining relationships with hundreds of software publishers. Like software publishers, online retailers enjoy the cost savings from online fulfillment and the database marketing benefits we offer.  Online retailers can effectively outsource electronic commerce functionality while building their own brands online. Online retailers also eliminate the cost and risk associated with carrying inventory and the risk of inventory obsolescence. In addition, niche market and high traffic Web sites can become online retailers at minimal cost using our solution.

          Benefits To End-Users.  Our solution emphasizes convenience by allowing end-users, both business and consumer, to purchase products online twenty-four hours a day, seven days a week, or 24x7, from their home or office. End-users are not required to make a trip to the store, can act immediately on a purchase impulse and can locate products that are difficult to find.  Because we have a global reach, we can deliver an extremely broad selection to end-users in rural, international or other locations that cannot support retail stores. Software and digital products purchased online can either be quickly and conveniently downloaded and installed through digital delivery or delivered physically.  Using our sophisticated search engine technology, end-users visiting retailers’ online Web stores can access virtually all of our inventory of products. End-users also benefit from the protection of our archiving service, through which we guarantee replacement of software in the event of accidental destruction through computer error or malfunction, and from our 24x7 customer service provided on behalf of our clients.

          Strategy

          Our objective is to become a global leader in comprehensive electronic commerce outsourcing solutions to software publishers and online retailers through our Software and Digital Commerce Services Division as well as to manufacturers, distributors and retailers through our E-Business Services Division.  We intend to achieve our objective through the following key strategies:

          Software And Digital Commerce Services Division: Develop And Expand Relationships With Software Publishers And Online Retailers.  We plan to continue to build our inventory of software products through additional contractual relationships with software publishers. As of March 1, 2001, we had contracts with approximately 8,000 software publishers and online retailers, representing more than 100,000 software products. We believe that our ability to develop Web hosting relationships with our software publisher clients increases our reach to end-users and provides the basis for a long-term relationship with our software publisher clients. We further believe that the large number of software products that we offer from our software publisher clients will be critical to our ability to deliver a compelling inventory of products to online retailer clients.

          Additionally, we believe that by increasing the number of points of entry to the CNS, we will increase the number of transactions over our network. Accordingly, in addition to expanding and developing relationships with software publishers, we seek to expand aggressively our network of online retailer clients. Online retailer clients include traditional store-based and mail-order retailers with a Web presence, online retailers dedicated to online commerce, as well as high traffic or niche Web site operators desiring to add electronic commerce functionality. Our model enables us to leverage our clients’ marketing resources to direct traffic to our software trade network.

          E-Business Services Division: Develop And Expand Relationships With Manufacturers, Distributors And Retailers.  In late 1998, we began exploring electronic commerce outsourcing opportunities outside of the software industry. During 1999, sales and marketing personnel were hired to develop contractual relationships to sell our electronic commerce outsourcing services to manufacturers, distributors and retailers. As of December 31, 2000, we had 51 contracts to provide commerce services, such as Web commerce development and hosting, transaction processing and fraud screening, customer service, integration into third-party physical fulfillment, and merchandising and analytical marketing services.  We believe that our ability to provide a proven, cost efficient electronic commerce solution, which can typically be implemented in a one to eight week time frame, provides the basis for a long-term relationship with these clients. We further believe that additional electronic commerce outsourcing opportunities may develop as relationships with existing clients expand.

          Provide Clients Value-Added Services. We believe that our growing data warehouse of end-user purchasing information provides us with a powerful tool to assist clients with value-added services, such as targeted advertising, promotions and direct response merchandising.  We offer merchandising and analytical marketing programs, customer support and communications programs, advertising placement services, Web commerce system design services, a returns management module and fraud screening services.  We intend to continue to expand our programs and believe that these programs help build stronger partnerships with our clients, while enabling them to increase their Web site sales.

          Maintain Technology Leadership.  We believe that our CNS technology has given us a competitive advantage in the market for outsourcing solutions.  We will continue to invest in and enhance our CNS technology in order to increase redundancy, reliability and bandwidth, and to expand services and reduce costs.  By leveraging our fixed-cost infrastructure, we will improve our ability to provide low cost, high value services to our clients while utilizing the latest technology.

          Services

          We provide a broad range of services to our clients, including Web commerce hosting, digital delivery and physical fulfillment services, transaction processing and fraud screening, customer service and merchandising and analytical marketing services.

          Web Commerce Hosting.  We host Web commerce activities for all of our online retailer clients, our E-Business clients and for those software publisher clients that choose this option.  Our outsourcing solution is mission-critical for many of our clients. Therefore, we have a data center that is designed to provide our clients with the performance they require for continuous Web commerce operations. The data center features redundant, high speed connections to the Internet, 24x7 security and monitoring, back-up generators and dedicated power.

          We can quickly and efficiently create a Web commerce system for our clients, which can be accessed easily by clicking on a “buy button” on a client’s existing Web site.  The end-user is then transferred to a Web commerce system hosted on our CNS, which replicates the look and feel of the client Web site.  The end-user can then shop for products and make purchases online.  By replicating the look and feel of our clients’ Web sites, we support clients in conducting electronic commerce under their own brands.  Our solution allows clients to choose either digital or, when available, physical delivery. The transaction information is captured and added to our data warehouse.  Our ability to retrieve and manipulate this information creates a powerful data mining tool, which can be used for targeted merchandising to end-users through emails, banner presentations and special offers.

          Digital And Physical Fulfillment Services.  We offer clients access to our electronic software delivery capabilities to permit delivery of digital products to an end-user’s computer via the Internet. Digital delivery eliminates many of the costs that exist in the physical distribution chain, such as manufacturing, packaging, shipping, warehousing and inventory carrying and handling costs.  Delivery is fulfilled when a copy is made from the master on our CNS and is then securely downloaded to the end-user via the Internet.  Our digital distribution model not only reduces costs, thereby increasing margins available to software publishers and online retailers, but also solves the shelf space problem constraining product availability and sales.  While most software publishers use our Web hosting services, certain software publishers use only our digital delivery services, which provide them with online distribution through our extensive network of online retailers.

          In addition to fulfillment through electronic software delivery, we offer clients physical distribution services.  We have contracted with a third-party fulfillment agency that maintains an inventory of physical software products, generally on consignment from our clients that select this option, for shipment to end-users.  We also communicate orders through integration into many third-party fulfillment agencies for physical fulfillment for our clients.  We believe physical fulfillment services are important to our ability to provide a comprehensive electronic commerce outsourcing solution.

          Transaction Processing And Fraud Screening.  We process transactions, primarily via credit card, generated by end-users ordering products through our CNS.  We obtain customer and payment information required to process transactions. The fraud screening component of the CNS uses both rules-based and heuristic scoring methods to make a determination regarding the validity of the order, end-user and payment information. As the end-user is entering the order, over 580 data reviews are processed real-time.  Depending on the contractual agreement, we either offer the use of our proprietary fraud screening to clients to either significantly reduce the number of fraudulent transactions or to completely shift the risk of fraud to us.  When a credit card transaction is completed and approved, and the ordered product has been delivered, we process the order for payment.

          Customer Service.  We offer both telephone and email customer support for products sold through our CNS on behalf of our clients.  We will provide end-user assistance on order and delivery questions on a 24x7 basis.  We have invested and continue to invest in technology and infrastructure to provide fast, efficient responses to customer inquiries.  We also provide archiving service to the end-users that purchase digital products.

          Merchandising And Analytical Marketing Services.  We offer a range of merchandising and analytical marketing services to our clients to help them drive additional traffic to their Web stores.  Clients are provided with detailed reports of transactions on their Web stores, as well as marketing information related to end-user visits to their Web stores.  The CNS captures Web page visits, banner and pricing information and other data that can be used by the software publishers and online retailers to analyze their Web stores’ performance.

          We also offer advanced merchandising services to assist clients in increasing response rates for their marketing efforts.  These services include email campaigns for special promotions, upgrade notification programs and the presentation of complementary products, bundled products or other programs designed to increase average order size based on a targeted end-user profile.  We participate in co-op dollar and market development fund programs with our clients and buy selected banner placements in bulk to support clients’ promotional campaigns.  In addition, we test and analyze merchandising techniques, such as promotional pricing and banner advertising, based on information gathered in the CNS data warehouse.

          Clients

          Within the Software and Digital Commerce Services Division, we distribute software products through a network of software publishers and online retailers. Online retailer clients include traditional store-based and direct mail retailers with a Web presence, online retailers dedicated to online commerce, as well as high traffic or niche Web site operators desiring to add electronic commerce functionality.  In a typical online retailer contract, we are responsible for: (i) a payment to the online retailer based on a percentage of net sales of software products that we distribute through the online retailer’s Web site; (ii) the processing of payments made by end-users; (iii) the delivery of the software products to end-users; (iv) the payment of applicable credit card transaction fees; (v) the collection, payment and returns filing of applicable sales taxes; and (vi) the distribution of a report to the online retailer detailing related sales activity that we have processed.  We also expect to support traditional physical retailers in developing their online stores for the sale of software products online.  While most software publishers use our Web hosting services, certain software publishers use only our  “channel services” whereby the software publishers are provided with digital and physical fulfillment capability through our extensive network of online retailers. In a typical software publisher contract, we are responsible for: (i) the maintenance of master copies of software products in a secure format for distribution to end-users; (ii) a payment to the software publisher for the cost of software products that we distribute through either a retailers’ Web site or through the publisher’s host Web site; (iii) the processing of payments made by end-users; (iv) the delivery of software products to end-users; (v) the payment of applicable credit card transaction fees; (vi) the collection, payment and returns filing of applicable sales taxes; and (vii) the distribution of a report to the software publisher detailing related sales activity that we have processed.

          As of March 1, 2001, we had approximately 8,000 contracts with software publishers and online retailers.  Our Software and Digital Commerce Services Division clients include:

Software Publishers	Online Retailers
Web Hosting And Channel Services	CompUSA Inc.
Adaptec, Inc	Cyberian Outpost, Inc.
Autodesk, Inc	Egghead.com, Inc.
Novell, Inc.	Micro Warehouse, Inc
Scansoft, Inc.	Multiple Zones International, Inc.
Symantec Corporation	Quixtar Inc.
Staples.com
Channel Services Only
Lotus Development Corporation
Network Associates, Inc.
QUALCOMM Incorporated

          Within the E-Business Services Group, we provide a variety of electronic commerce services to clients outside of the software industry, primarily manufacturers, distributors and retailers. These services allow the client to perform electronic commerce on a business-to-business or business-to-consumer basis. In a typical E-Business Services contract, we are responsible for: (i) Web commerce system design, hosting and integration into the client’s management system; (ii) the processing of payments made by end-users; (iii) the communication of orders to the client or the clients third-party fulfillment agency for delivery of the product to end-users; (iv) the fraud screening and processing of the applicable credit card transaction to the client’s credit card processor; (v) customer service; and (vi) the distribution of a report to the client detailing related sales activity that we have processed.

          As of December 31, 2000, we had 51 contracts with clients in the E-Business Services Group, including:

E-Business Services
3M Company
Fujitsu Ltd.
Hewlett Packard Company
Polaris Industries Inc.
Siemens A.G.

          Sales And Marketing

          We market our services directly to clients and prospective clients.  We do not operate our own Web store because of our strategy to serve as a neutral provider of electronic commerce outsourcing solutions.  Generally, our direct marketing to end-users focuses on supporting the marketing and promotional efforts of our clients in driving traffic to their Web stores.  This direct marketing effort leverages our extensive data warehouse, which enables us to create and quickly implement marketing programs targeted at specific end-user segments.  By providing consistent quality service, branding client order pages with our name and logo, billing credit card transactions under our name and engaging in brand positioning, advertising and promotion, we believe we have established our brand as a trusted name for electronic software delivery and electronic commerce outsourcing solutions among current and prospective clients and end-users.

          Our sales and marketing organization is divided into two divisions: the Software and Digital Commerce Services Division and the E-Business Services Division.  The Software and Digital Commerce Services Division focuses on software and digital content publishers and online retailers of all sizes, including traditional physical retailers, with significant online revenue potential.  These sales are typically complex in nature and involve a lengthy sales cycle.  Contracts with larger clients often involve certain incentives, principally pricing concessions.  We make decisions with respect to contract incentives on a case-by-case basis.  The E-Business Services Division focuses on manufacturers, distributors and retailers, generally with total annual revenues of $100.0 million or more.  These sales are complex in nature and involve a lengthy sales cycle.  Both the Software and Digital Commerce Services Division and the E-Business Services Division serve existing clients and provide them with merchandising and database marketing assistance designed to increase revenues.  As of March 1, 2001, we had 138 employees engaged in sales and marketing.

          We currently market our services to clients via direct marketing, print advertising, trade show participation and other media events.  We plan to increase our expenditures on direct marketing, seminars and print advertising, primarily directed at potential E-Business Services clients.  In addition, we operate a sales office in the United Kingdom.

          Technology

          We deliver our electronic commerce outsourcing solution using our proprietary CNS technology, is described below:

          Architecture.  Our scaleable CNS is designed to handle tens of thousands of individual Web commerce stores and millions of products.  The CNS consists of a pool of network servers and a proprietary software application that serves dynamic Web pages using an Oracle technology.  Our CNS was designed to scale to support growth by adding CPUs, memory, disk drives and bandwidth without substantial changes to the application.  The CNS software code is written in modular layers, enabling us to quickly adapt in response to industry changes, including bandwidth opportunities, payment processing changes, international requirements for taxes and export screening, new technologies such as Web Caches, Java, ML, DHTML, VRML, SET, banking procedures and encryption technologies.  The CNS product search system, based on Verity, allows end-users to search for items across millions of potential products and thousands of categories specific to various product specifications, while maintaining a fast page response that is acceptable to the end-user.  We use sophisticated database indexing coupled with a dynamic cache system to provide flexibility and speed.  These caches help increase the overall speed of each page and facilitate complex searches across our entire inventory of software products.  The CNS has also been designed to index, retrieve and manipulate all transactions that flow through the system, including detailed commerce transaction and end-user interaction data.  This enables us to create proprietary market profiles of each end-user and groups of end-users that can then be used to create merchandising campaigns.  Our CNS is also used for internal purposes, including reporting and maintenance for fraud detection and prevention, physical shipping, return authorizations, back order processing and full transaction auditing and reporting capabilities for all commerce functions.

          Web Commerce System Maintenance.  Clients’ Web commerce systems are built and maintained using the CNS centralized management system. Global changes that affect all Web commerce systems or groups of Web commerce systems can be made as easily as changes to an individual Web commerce system. Client Web commerce systems typically include a main store and may optionally include several “focus stores” and “channel sites” to which highly targeted traffic may be routed. Clients may also link specific locations on their Web stores to detailed product or category areas of the stores in order to better target their end-users’ interests.

          Security.  Our security systems address access to internal systems and illegal access to commerce data via the Internet. Internally, log-ins and passwords are maintained for all systems, with additional log-ins, passwords and IP access control granted on an individual basis to only the required commerce areas for which the recipient is responsible.  Firewalls prevent unauthorized access from outside.  We rely on certain encryption and authentication technology licensed from third parties to provide secure transmission of confidential information, such as end-user credit card numbers.  Unix, Oracle and Web server security additionally restrict access from the outside to the appropriate transaction data.  The CNS security system is designed not to interfere with the end-user experience.  Product wrappers, clearing-house processing and additional password mechanisms that negatively impact digital delivery performance are not needed.  The CNS security system does not allow direct access to the clients’ products and ensures that an end-user requests digital delivery through a valid page and has purchased the product.

          Data Center Operations. Continuous data center operations are crucial to our success.  All transaction data is backed up periodically and all inventory data is archived and kept in fireproof storage facilities.  Our network software constantly monitors clients’ Web commerce systems and internal system functions and notifies systems engineers if any unexpected conditions arise.  We currently lease seven T1 lines and 4 DS3 lines from multiple vendors and maintain a policy of adding additional lines if more than 50% of our bandwidth capacity is utilized. Accordingly, if one line fails the other lines are able to assume the capacity of the failed line.  Our data center is located in a single location at our main facilities in Eden Prairie, Minnesota.  In the event of electrical power failure, we have a back-up power supply system.  We have also installed a FM-200 automatic fire suppression system in the data center. The data center currently incorporates redundant systems consisting of additional servers and arrays.  We currently have no automatic switchover in the case of equipment or software failure, although we have plans to implement further redundancy in the future.

          Product Research and Development

          Our product research and development strategy is to enhance the technology and features of our CNS.  To this end, we have numerous development projects in process, including Internet optimization tools, personalization, business-to-business related technologies and online interactive customer service.  Product research and development expenses were $3.1 million, $10.3 million and $13.1 million in 1998, 1999 and 2000, respectively.  As of March 1, 2001, we employed 38 persons in product research and development.

          To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of the CNS and the underlying network infrastructure.  The Internet and the online commerce industry are characterized by rapid technological change, changes in user and client requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render our existing CNS proprietary technology and systems obsolete.  Our success will depend, in part, on our ability to both license and internally develop leading technologies useful in our business, enhance our existing services, develop new services and technology that address the increasingly sophisticated and varied needs of our clients, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.  The development of the CNS technology and other proprietary technology entails significant technical and business risks.  We may be unable to use new technologies effectively or adapt our proprietary technology and transaction-processing systems to customer requirements or emerging industry standards.  If we are unable, for technical, legal, financial or other reasons, to adapt in a timely manner to changing market conditions, client requirements or emerging industry standards, our business could be harmed.

          Competition

          The electronic commerce market is new, rapidly evolving and intensely competitive.  We expect competition to intensify in the future, particularly in the area of electronic commerce outsourcing both for digital and software products as well as for industries outside of the software market.  We currently compete directly with other providers of electronic commerce solutions, including Beyond.com Corporation, CyberSource Corporation, Preview Systems, Inc., ReleaseNow Corporation and Network Commerce, Inc.  We also compete indirectly with software companies, system integrators and application service providers that offer tools and services for electronic commerce, including companies that provide a broad range of Internet and server solutions such as Microsoft Corporation and Netscape Communications Corporation, a subsidiary of AOL Time Warner Inc.  We also compete indirectly with a large number of companies that provide tools and services enabling one or more of the transaction processing functions of electronic commerce, including transaction control, data security, customer interaction and database marketing, such as BroadVision, Inc., Open Market, Inc., Commerce One, Inc., Corio, Inc., IBM Global Services, MarchFirst Inc., Open Market, Inc., Qwest Communications International, Inc., Scient Corporation, US Internetworking and US Web/CKS.  In addition to direct competition with other transaction processing providers and enablers and indirect competition with other providers of electronic commerce software and systems, we compete with companies that sell and distribute software products via the Internet, including Amazon.com, Inc., Ingram Micro Inc. and Tech Data Corporation.  We also compete with companies such as AltaVista Company, a subsidiary of CMGI, Inc., AOL Time Warner Inc., At Home Corporation, Terra Lycos, Inc. and Yahoo! Inc., which specialize in electronic commerce or derive a substantial portion of their revenues from electronic commerce and may themselves offer, or provide means for others to offer, software products.

          We believe that the principal competitive factors in our market are breadth of services and software product offerings, software publisher and online retailer relationships, brand recognition, system reliability and capacity, price, customer service, speed and accessibility and ease of use, speed to market, scaleability, convenience and speed of fulfillment.  The online retailers and the other companies listed above may compete directly with us by adopting a similar business model. Moreover, while some of these companies are also clients or potential clients of ours, they may compete with our electronic commerce outsourcing solution to the extent that they develop electronic commerce systems or acquire such systems from other software vendors or service providers.

          Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources as compared to us. Larger, well-established and well-financed entities may acquire, invest in or form joint ventures with online competitors as the use of the Internet and other online services increases.  In addition, new technologies and the expansion of existing technologies, such as price comparison programs that select specific titles from a variety of Web sites, may direct end-users to online retailers that compete with us, which would increase our competitive pressures.  Increased competition may result in reduced operating margins, as well as a loss of market share.  Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions or acquisitions that could harm our business.  We may be unable to compete successfully against current and future competitors, and any inability to do so could harm our business.

          Intellectual Property

          We regard the protection of our trademarks, copyrights, trade secrets and other intellectual property as critical to our success. We rely on a combination of patent, copyright, trademark, service mark and trade secret laws and contractual restrictions to protect our proprietary rights. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with parties with which we conduct business in order to limit access to and disclosure of our proprietary information. These contractual arrangements and the other steps taken by us to protect our intellectual property may not prevent misappropriation of our technology or deter independent third-party development of similar technologies. We also seek to protect our proprietary position by filing United States and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business.  Proprietary rights relating to our technologies will be protected from unauthorized use by third parties only to the extent they are covered by valid and enforceable patents or are effectively maintained as trade secrets. We pursue the registration of our trademarks and service marks in the United States and internationally. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are made available online.

          The steps we have taken to protect our proprietary rights may be inadequate and third parties may infringe or misappropriate our trade secrets, trademarks and similar proprietary rights.  Any significant failure on our part to protect our intellectual property could harm our business.  In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others.  Litigation could result in substantial costs and diversion of management and technical resources, which could harm our business.  In addition, from time to time, we may receive notice of claims of infringement of other parties’ proprietary rights.  The defense of any claims, whether these claims are with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause product shipment delays or require that we develop non-infringing technology or enter into royalty or licensing agreements.  Royalty or licensing agreements, if required, may be unavailable on terms acceptable to us or at all.  In the event of a successful claim of infringement against us and our failure or inability to develop non-infringing technology or license the infringed or similar technology on a timely basis, our business could be harmed.

          Employees

          As of March 1, 2001, we employed 417 people.  We also employ independent contractors and other temporary employees.  None of our employees is represented by a labor union, and we consider our employee relations to be good.  Competition for qualified personnel in our industry is intense, particularly among software development and other technical staff.  We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel.

          Executive Officers

          The following table sets forth information regarding our executive officers as of December 31, 2000:

Name	Age	Position
Joel A. Ronning	44	Chief Executive Officer
Perry W. Steiner	35	President
Robert E. Strawman	41	Chief Financial Officer and Treasurer
Jay A. Kerutis	41	President, Software and Digital Commerce Services Division
Gregory R.L. Smith	34	Vice President of Finance and Secretary

          Mr. Ronning founded the Company in February 1994 and has been Chief Executive Officer and a director of the Company since that time. In February 2001, Mr. Ronning was elected to the Office of the President.  From February 1994 to July 1998, Mr. Ronning was also President of the Company. From May 1995 to December 1999, Mr. Ronning served as Chairman of the Board of Directors of Tech Squared, Inc., a direct catalog marketer of software and hardware products. From May 1995 to July 1998, Mr. Ronning served as Chief Executive Officer, Chief Financial Officer and Secretary of Tech Squared. From May 1995 to August 1996, Mr. Ronning also served as President of Tech Squared. Mr. Ronning founded MacUSA, Inc., formerly a wholly-owned subsidiary of Tech Squared, and served as a director of MacUSA, Inc. from  April 1990 to December 1999. From April 1990 to July 1998, Mr. Ronning also served as the Chief Executive Officer of MacUSA, Inc. Mr. Ronning also serves as a director of the Software Publishers Association and JASC, Inc.

          Mr. Steiner has served as a director of the Company since April 1998 and served as President of the Company from July 1998 to February 2001.  Since February 2001, Mr. Steiner has served as a Managing Partner of Arlington Capital Partners, a private equity fund.  From January 1997 to July 1998, Mr. Steiner served as Vice President of Wasserstein Perella & Co., Inc., an investment banking firm, and as Vice President of Wasserstein Perella Ventures, Inc., the general partner of Wasserstein Adelson Ventures, L.P., a venture capital fund. From June 1993 to December 1996, Mr. Steiner was a principal of TCW Capital, a group of leveraged buyout funds managed by Trust Company of the West.  Mr. Steiner serves as a director of Laplink, Inc. and was a director of Tech Squared from December 1998 to June 1999.

          Mr. Strawman joined the Company in April 1998 as Chief Financial Officer and Treasurer. In February 2001, Mr. Strawman was elected to the Office of the President.  From September 1995 to April 1998, Mr. Strawman served as Director of Finance and Vice President of Finance for Caribou Coffee Company, Inc., a gourmet coffee retailer. From 1989 to 1995, Mr. Strawman held various financial positions at Software Etc. Stores, Inc., a specialty retailer of software, most recently as Chief Financial Officer.

          Mr. Kerutis joined the Company in February 1999 as Vice President of Sales, served as Executive Vice President, Software and Digital Commerce Services Division from January 2000 to December 2000 and has been President, Software and Digital Commerce Services Division since December 2000. In February 2001, Mr. Kerutis was elected to the Office of the President.  From March 1997 to February 1999, Mr. Kerutis was Vice President - Retail Channel for Merisel Americas, Inc. From April 1995 to March 1997, Mr. Kerutis was Vice President - Sales and Marketing for New Media Corporation. From October 1993 to April 1995, Mr. Kerutis served as Director - Sales for Merisel Americas, Inc.

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

RISK FACTORS

          In addition to the other information provided in this report, stockholders or prospective investors should carefully consider the following risk factors:

BECAUSE WE HAVE A LIMITED OPERATING HISTORY, WE ARE ENCOUNTERING NUMEROUS RISKS THAT WE MAY FAIL TO SUCCESSFULLY ADDRESS.

          We have a limited operating history. We were incorporated in February 1994 and conducted our first online sale through a client’s Web store in August 1996. Our business and prospects must be considered in light of the risks encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as electronic commerce. Some of these risks relate to our ability to:

•	maintain or develop relationships with software and online retailers;
•	maintain or develop relationships with E-Business clients and prospects;
•	execute our business and marketing strategy;
•	continue to develop and upgrade our technology and transaction-processing systems;
•	provide superior customer service and order fulfillment;
•	respond to competitive developments; and
•	retain and motivate qualified personnel.

          We may not be successful in addressing these risks, and if we are not successful, our business will suffer. Our current and future expense levels are based largely on our planned operations and our estimates of future sales. It is difficult, however, for us to accurately forecast future revenue, because our business is still new and our market is still developing. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. As a result, any significant shortfall in revenue would immediately harm our business. As a result of our rapidly evolving business and our limited operating history, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and investors should not rely upon our historical results as an indication of future performance.

WE HAVE A HISTORY OF LOSSES AND WE EXPECT OUR LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE.

          We have incurred significant losses since we were formed. As of December 31, 2000, we had an accumulated deficit of approximately $83.9 million. We intend to continue to expend significant financial and management resources on the development of additional services, sales and marketing, improved technology and expanded operations.  As a result of these expenditures, we expect operating losses and negative cash flows to continue for the foreseeable future. In addition, our operating losses could increase from current levels. Our revenue may not increase or even continue at its current level, and we may not be profitable or generate cash from operations in future periods.

OUR OPERATING RESULTS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY.

          Our quarterly and annual operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside our control. Some of these factors include:

•	our ability to attract and retain software publishers and online retailers as clients;
•	our ability to attract and retain E-Business clients;
•	the introduction of new Web sites, Web stores, services or products by us or by others;
•	price competition and margin erosion;
•	the rate at which the online market for the purchase of software products continues to emerge;
•	our ability to continue to upgrade and develop our systems and infrastructure to meet emerging market needs and remain competitive in our service offerings;
•	termination of any account that represents a significant portion of our revenue;
•	technical difficulties or system downtime;
•	our ability to attract new personnel as needed as our business grows;
•	our ability to increase the proportion of sales from online retailers;
•	the failure of Internet bandwidth to increase over time or any increase in the cost of Internet bandwidth; and
•	U.S. and foreign regulations relating to our business.

          Due to these and other factors, our annual or quarterly operating results may not meet the expectations of securities analysts and investors. If this happens, the trading price of our common stock would likely significantly decline.

A LOSS OF ANY CLIENT THAT ACCOUNTS FOR A LARGE PORTION OF OUR REVENUE COULD CAUSE OUR REVENUE TO DECLINE.

          Revenue related to three software publisher clients collectively accounted for approximately 20% of our revenue in 1999 and approximately 15% of our revenue in the Software and Digital Commerce Services Division in 2000. Contracts with these clients are generally short term in nature. If any one of these contracts is not renewed or otherwise ends, our revenues could decline and our business could be harmed.

OUR SALES CYCLE IS LENGTHY.

          We market our services directly to software publishers, online retailers and E-Business prospects. These relationships are typically complex and take time to finalize. Due to operating procedures in many large organizations, a significant amount of time may pass between selection of our products and services by key decision makers and the signing of a contract. As a result, the period between the initial sales call and the signing of a  contract with significant sales potential is difficult to predict and typically ranges from six to 12 months. Delays in signing contracts with these potential clients could harm our business.

THERE ARE A NUMBER OF RISKS ASSOCIATED WITH ELECTRONIC SOFTWARE DELIVERY, OR ESD, INCLUDING THE MARKET'S POTENTIAL FAILURE TO ACCEPT ESD.

          Our success will depend in large part on the growth in end-user acceptance of ESD as a method of distributing software products. ESD is a relatively new method of distributing software products and the growth and market acceptance of ESD is highly uncertain and subject to a number of risks. Factors that will influence market acceptance of ESD include:

•	the availability of sufficient bandwidth to enable purchasers to rapidly download software products;
•	the cost of time-based Internet access;
•	the number of software products that are available for purchase through ESD as compared to those available through physical delivery; and
•	the level of end-user comfort with the process of downloading software via the Internet, including the ease of use and lack of concern about transaction security.

          If ESD does not achieve widespread market acceptance, our business will be harmed. Even if ESD achieves widespread acceptance, we cannot be certain that we will overcome the substantial existing and future technical challenges associated with electronically delivering software reliably and consistently on a long-term basis. Our failure to do so would harm our business.

WE ARE DEPENDENT ON THE CONTINUED GROWTH OF ELECTRONIC COMMERCE AND DEVELOPMENT OF THE INTERNET INFRASTRUCTURE.

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

          The success of our service will depend largely on the development and maintenance of the Internet infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security, as well as timely development of complementary products such as high speed modems, for providing reliable Internet access and services.   The Internet has experienced, and is likely to continue to experience, significant growth in the numbers of users and amount of traffic. If the Internet continues to experience increased numbers of users, increased frequency of use or increased bandwidth requirements, the Internet infrastructure may be unable to support the demands placed on it. Delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity or increased governmental regulation could also have a similar effect. In addition, growth in Internet usage that is not matched by comparable growth in the infrastructure supporting Internet usage could result in slower response times or impair usage of the Internet.

WE ARE DEPENDENT ON SOFTWARE PUBLISHERS.

          We are heavily dependent upon the software publishers that supply us with software, and the availability of this software is unpredictable. Our contracts with our software publisher clients are generally one year in duration, with an automatic renewal provision for additional one-year periods, unless we are provided with a written notice at least 90 days before the end of the contract. As is common in our industry, we have no long-term or exclusive contracts or arrangements with any software publishers that guarantee the availability of software products. We cannot be certain that the software publishers that currently supply software to us will continue to do so or that we will be able to establish new relationships with software publishers. If we cannot develop and maintain satisfactory relationships with software publishers on acceptable commercial terms, if we are unable to obtain sufficient quantities of software, if the quality of service provided by these software publishers falls below a satisfactory level or if software returned to us exceeds our clients’ expectations, our business could be harmed.

WE ARE DEPENDENT ON ONLINE RETAILERS.

          Our strategy is dependent upon increasing our sales of software products through online retailers. We have historically generated substantially all of our revenue from the sale of software to end-users that were initiated through the Web stores of our software publisher clients. In 1999 and 2000, less than 8% of our revenue for the Software and Digital Commerce Services Division was generated through our online retailer clients. We may not successfully establish relationships with additional online retailers and our current relationships may not continue. If we are unable to expand our relationships with online retailers, we will likely be unable to continue to grow our business and establish meaningful market share.

WE ARE DEPENDENT ON E-BUSINESS CLIENTS.

          Our strategy is also dependent upon increasing fee and service revenues from E-Business clients. We may not succeed in establishing and maintaining relationships with sufficient numbers of E-Business clients to support our investments in technology and infrastructure. If we are unable to attract and retain these clients, our business will suffer.

WE MAY BE UNABLE TO SUCCESSFULLY IMPLEMENT OUR DEVELOPMENT AND ACQUISITION STRATEGY.

          To extend our electronic commerce outsourcing capabilities, we have developed, and intend to continue developing, our E-Business services. We have also acquired, and intend to continue acquiring, companies that provide outsourcing services to shareware publishers. These business initiatives require a significant expenditure of management time, and sales, marketing and product research and development funds. These expenditures may disrupt our ongoing business, distract management and make it difficult to maintain standards, controls and procedures. If we make acquisitions outside of our core business, assimilating the acquired technology, services or products into our operations could be difficult. If we are unable to successfully implement our new business initiatives, we will not generate a profitable return on our investment and we will be unable to gain meaningful market share. If a significant number of clients of the acquired companies cease doing business with us, our business will suffer.

SYSTEM FAILURES COULD REDUCE THE ATTRACTIVENESS OF OUR PRODUCT AND SERVICE OFFERINGS.

          We provide commerce, marketing and delivery services to our clients and end-users through our CNS transaction-processing and client management systems. These systems also maintain an electronic inventory of products and gather consumer marketing information. The satisfactory performance, reliability and availability of the CNS and the underlying network infrastructure are critical to our operations, level of customer service, reputation and ability to attract and retain clients. Our systems and operations are vulnerable to damage or interruption from:

•	fire, flood and other natural disasters; and
•	power loss, telecommunications failure, break-ins and similar events.

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

FAILURE TO DEVELOP OUR TECHNOLOGY TO ACCOMMODATE INCREASED CNS TRAFFIC COULD REDUCE DEMAND FOR OUR SERVICES.

          We have experienced periodic interruptions, affecting all or a portion of our systems, which we believe will continue to occur from time to time. We periodically enhance and expand our technology and transaction-processing systems, and network infrastructure and other technologies to accommodate increases in the volume of traffic on the CNS. We may be unable to improve and increase the capacity of our network infrastructure. We may be unable to anticipate increases, if any, in the use of the CNS or to expand and upgrade our systems and infrastructure to accommodate these increases. Our inability to add software and hardware or to develop and upgrade existing technology, transaction-processing systems or network infrastructure to handle increased traffic on the CNS may cause unanticipated system disruptions, slower response times and poor customer service, including problems filling customer orders, any of which could harm our business. In addition, additional network capacity may not be available from third-party suppliers when we need it. Our network and our suppliers’ networks may be unable to maintain an acceptable data transmission capability, especially if demands on the CNS increase.  Our failure to maintain an acceptable data transmission capability could significantly reduce demand for our services, which would impair our business.

SECURITY BREACHES COULD HINDER OUR ABILITY TO SECURELY TRANSMIT CONFIDENTIAL INFORMATION.

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

CURRENT AND POTENTIAL COMPETITORS COULD REDUCE OUR OPERATING MARGINS AND MARKET SHARE.

          The electronic commerce market is new, rapidly evolving and intensely competitive. We expect competition to intensify in the future, particularly in the area of electronic commerce outsourcing both for digital and software products as well as for industries outside of the software market. We currently compete directly with other providers of electronic commerce solutions, including Beyond.com Corporation, CyberSource Corporation, Preview Systems, Inc., ReleaseNow Corporation and Network Commerce, Inc. We also compete indirectly with software companies, system integrators and application service providers that offer tools and services for electronic commerce, including companies that provide a broad range of Internet and server solutions, such as Microsoft Corporation and Netscape Communications Corporation, a subsidiary of AOL Time Warner Inc.. We also compete indirectly with a large number of companies that provide tools and services enabling one or more of the transaction processing functions of electronic commerce, such as transaction control, data security, customer interaction and database marketing, such as BroadVision, Inc., Open Market, Inc., Commerce One, Inc., Corio, Inc., IBM Global Services, MarchFirst Inc., Open Market, Inc., Qwest Communications International, Inc., Scient Corporation, US Internetworking and US Web/CKS. In addition to direct competition with other transaction processing providers and enablers and indirect competition with other providers of electronic commerce software and systems, we compete with companies that sell and distribute software products via the Internet, including Amazon.com, Inc., Ingram Micro Inc. and Tech Data Corporation. We also compete with companies such as AltaVista Company, a subsidiary of CMGI, Inc., AOL Time Warner Inc., At Home Corporation, Terra Lycos and Yahoo! Inc., which specialize in electronic commerce or derive a substantial portion of their revenues from electronic commerce and may themselves offer, or provide means for others to offer, software products.

We believe that the principal competitive factors in our market include:
•	breadth of service and product offerings;
•	software publisher and online retailer relationships;
•	brand recognition;
•	system reliability and capacity;
•	price;
•	customer service;
•	speed, accessibility and ease of use;
•	speed to market;
•	scaleability;
•	convenience; and
•	speed of fulfillment.

          The online retailers and the other companies listed above may compete directly with us by adopting a similar business model. Moreover, while some of these companies are also clients or potential clients of ours, they may compete with our electronic commerce outsourcing solution if they develop electronic commerce systems or acquire these systems from other software vendors or service providers.

          Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources as compared to us. Larger, well-established and well-financed entities may acquire, invest in or form joint ventures with online competitors as the use of the Internet and other online services increases. In addition, new technologies and the expansion of existing technologies, such as price comparison programs that select specific titles from a variety of Web sites, may direct end-users to online retailers that compete with us, which would increase our competitive pressures. Increased competition may result in reduced operating margins, as well as a loss of market share. Further, in response to changes in the competitive environment, we may from time to time make pricing, service or marketing decisions or acquisitions that could harm our business. We may be unable to compete successfully against current and future competitors, and any inability to do so could harm our business.

WE MUST KEEP PACE WITH RAPID TECHNOLOGICAL CHANGE IN ORDER TO SUCCEED.

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

WE MUST EFFECTIVELY MANAGE OUR RAPID GROWTH IN ORDER TO SUCCEED.

          We have rapidly and significantly expanded our operations and anticipate that further significant expansion will be required to address potential growth in our client base and market opportunities. In 2000, we increased our number of employees from 278 to 381.  This expansion is placing a significant strain on our managerial, operational and financial resources. Our new employees include a number of key managerial, technical and operations personnel whom we have not yet fully integrated. We expect to add additional key personnel in the near future, including direct sales, marketing and technical personnel. To manage the expected growth of our operations and personnel, we will be required to:

•	improve existing and implement new operational, financial and management controls, reporting systems and procedures;
•	install new management information systems; and
•	train, motivate and manage our employees.

          We may be unable to install management information and control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may be inadequate to support our future operations. In addition, we may be unable to hire, train, retain, motivate and manage required personnel or to successfully identify, manage and exploit existing and potential market opportunities. If we are unable to manage growth effectively, our business will be harmed.

OUR CHIEF EXECUTIVE OFFICER IS CRITICAL TO OUR BUSINESS AND HE MAY NOT REMAIN WITH US IN THE FUTURE.

          Our future success significantly depends on the continued services and performance of our senior management, particularly Joel A. Ronning, our chief executive officer and member of the office of the president.  Our performance also depends on our ability to retain and motivate our other executive officers and key employees. The loss of the services of any of our executive officers or other key employees could harm our business. We have a long-term employment agreement only with Mr. Ronning. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, operations, merchandising, sales and marketing and customer service personnel. Competition for personnel is intense, and we may be unable to successfully attract, assimilate or retain sufficiently qualified personnel. The failure to retain and attract the necessary personnel could harm our business.

PROTECTING OUR INTELLECTUAL PROPERTY IS CRITICAL TO OUR SUCCESS.

          We regard the protection of our trademarks, copyrights, trade secrets and other intellectual property as critical to our success. We rely on a combination of patent, copyright, trademark, service mark and trade secret laws and contractual restrictions to protect our proprietary rights. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with parties with which we conduct business in order to limit access to and disclosure of our proprietary information. These contractual arrangements and the other steps taken by us to protect our intellectual property may not prevent misappropriation of our technology or deter independent third-party development of similar technologies. We also seek to protect our proprietary position by filing United States and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business.  Proprietary rights relating to our technologies will be protected from unauthorized use by third parties only to the extent they are covered by valid and enforceable patents or are effectively maintained as trade secrets. We pursue the registration of our trademarks and service marks in the United States and internationally. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are made available online.

          The steps we have taken to protect our proprietary rights may be inadequate and third parties may infringe or misappropriate our trade secrets, trademarks and similar proprietary rights.  Any significant failure on our part to protect our intellectual property could harm our business.  In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others.  Litigation could result in substantial costs and diversion of management and technical resources, which could harm our business.

CLAIMS OF INFRINGEMENT OF OTHER PARTIES’ INTELLECTUAL PROPERTY RIGHTS COULD REQUIRE US TO EXPEND SIGNIFICANT RESOURCES.

          From time to time, we may receive notice of claims of infringement of other parties’ proprietary rights.  Any future assertions or prosecutions of claims like these could require us to expend significant financial and managerial resources. The defense of any claims, whether these claims are with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause product shipment delays or require that we develop non-infringing technology or enter into royalty or licensing agreements.  Royalty or licensing agreements, if required, may be unavailable on terms acceptable to us or at all.  In the event of a successful claim of infringement against us and our failure or inability to develop non-infringing technology or license the infringed or similar technology on a timely basis, which could harm our business.

CLAIMS AGAINST US RELATED TO THE SOFTWARE PRODUCTS THAT WE DELIVER ELECTRONICALLY COULD ALSO REQUIRE US TO EXPEND SIGNIFICANT RESOURCES.

          Claims may be made against us for negligence, copyright or trademark infringement or other theories based on the nature and content of software products that are delivered electronically and subsequently distributed to others. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify us for all liability that may be imposed. Any costs or imposition of liability that are not covered by insurance or in excess of insurance coverage could harm our business.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL TO ACHIEVE OUR BUSINESS OBJECTIVES.

          We require substantial working capital to fund our business. We have had significant operating losses and negative cash flow from operations since inception and expect to continue to do so for the foreseeable future. We believe that our existing capital resources will be sufficient to meet our capital requirements for at least the next 24 months. However, our capital requirements depend on several factors, including the rate of market acceptance of our products, the ability to expand our client base, the growth of sales and marketing and other factors. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or these equity securities may have rights, preferences or privileges senior to those of our common stock. Additional financing may not be available when needed, on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures, which could harm our business.

CHANGES IN GOVERNMENT REGULATION COULD LIMIT OUR INTERNET ACTIVITIES OR RESULT IN ADDITIONAL COSTS OF DOING BUSINESS OVER THE INTERNET.

             We are subject to the same federal, state and local laws as other companies conducting business on the Internet.  Today there are relatively few laws specifically directed towards conducting business on the Internet. However, due to the increasing popularity and use of the Internet, many laws and regulations relating to the Internet are being debated at the state and federal levels.  These laws and regulations could cover issues such as:

•        user privacy;

•        freedom of expression;

•        pricing;

•        fraud;

•        quality of products and services;

•        advertising;

•        intellectual property rights; and

•        information security.

             Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy could also harm our business.  The vast majority of these laws were adopted prior to the advent of the Internet, and do not contemplate or address the unique issues raised thereby. Those laws that do reference the Internet, such as the Digital Millennium Copyright Act, are only beginning to be interpreted by the courts and their applicability and reach are therefore uncertain.  These current and future laws and regulations could adversely affect our future business, results of operation and financial condition.

             In addition, because our services are accessible worldwide, and we facilitate sales of goods to users worldwide, foreign jurisdictions may claim that we are required to comply with their laws. For example, a French court has recently ruled that a U.S. website must comply with French laws regarding content.  Laws regulating Internet companies outside of the United States may be less favorable than those in the United States, giving greater rights to consumers, content owners and users.  Compliance may be more costly or may require us to change our business practices or restrict our service offerings relative to those in the United States. Any failure to comply with foreign laws could subject us to penalties ranging from fines to bans on our ability to offer our services.

Laws or regulations relating to user information and online privacy may adversely affect the growth of our Internet business or our marketing efforts.

             We are subject to increasing regulation at the federal and state levels relating to online privacy and the use of personal user information.  Several states have proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies.  In addition, bills pending in Congress would extend online privacy protections to adults. Laws and regulations of this kind may include requirements that we establish procedures to disclose and notify users of privacy and security policies, obtain consent from users for collection and use of information, or provide users with the ability to access, correct and delete personal information stored by us.  Even in the absence of those regulations, the Federal Trade Commission has settled several proceedings resulting in consent decrees in which Internet companies have been required to establish programs regarding the manner in which personal information is collected from users and provided to third parties.  We could become a party to a similar enforcement proceeding.  These regulatory and enforcement efforts could also harm our ability to collect demographic and personal information from users, which could be costly or adversely affect our marketing efforts.

WE MAY NOT SUCCEED IN DEVELOPING A SUCCESSFUL INTERNATIONAL PRESENCE.

          Although we sell software products and services to end-users outside the United States, we might not succeed in expanding our international presence. Conducting business outside of the United States is subject to certain risks, including:

•	changes in regulatory requirements and tariffs;

•	reduced protection of intellectual property rights;

•	difficulties in distribution;

•	the burden of complying with a variety of foreign laws; and

•	political or economic constraints on international trade or instability.

          We may be unable to market, sell and distribute our products and services in local markets and we cannot be certain that one or more of these factors will not harm our future international operations, and consequently, our business.

NEW OBLIGATIONS TO COLLECT OR PAY SALES TAX COULD HARM OUR BUSINESS.

          We do not currently collect sales, use or other similar taxes with  respect to ESD or shipments of software products into states other than  California, Connecticut, Minnesota and Washington. However, one or more local, state or foreign jurisdictions may seek to impose sales or use tax  collection obligations on out-of-state companies like ours that engage in  electronic commerce. Any new operation in states outside California,  Connecticut, Minnesota and Washington could subject shipments into those  states to state sales or use taxes under current or future laws. In addition,  any failure by an E-Business client to collect obligatory sales or use taxes  could cause the relevant jurisdiction to attempt imposing that obligation on  us. A successful assertion by one or more states or any foreign country that  we should collect sales, use or other taxes on the sale of merchandise through ESD or E–Business or shipments of software could harm our business.

OUR STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE DUE TO BROAD MARKET AND INDUSTRY FACTORS BEYOND OUR CONTROL.

          The trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to factors such as:

•	actual or anticipated variations in quarterly operating results;
•	announcements of technological innovations;
•	new products or services that we or our competitors offer;
•	changes in financial estimates by securities analysts;
•	conditions or trends in the Internet and online commerce industries;
•	changes in the economic performance and/or market valuations of other Internet, online service industries;
•	changes in the economic performance and/or market valuations of other Internet, online service or retail companies;
•	our announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	additions or departures of key personnel;
•	sales of common stock; and
•	other events or factors, many of which are beyond our control.

          In addition, the stock market in general, and the Nasdaq National Market and the market for Internet-related and technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies.  These broad market and industry factors may cause the market price of our common stock to decline, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. Litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business.

PROVISIONS OF OUR CHARTER DOCUMENTS, OTHER AGREEMENTS AND DELAWARE LAW MAY INHIBIT POTENTIAL ACQUISITION BIDS FOR US.

          Certain provisions of our Amended and Restated Certificate of Incorporation, Bylaws, other agreements and Delaware law could make it more difficult for a third-party to acquire us, even if a change in control would be beneficial to our stockholders.

ITEM 2. PROPERTIES.

          We currently lease approximately 70,000 square feet of office and warehouse space in two facilities in Eden Prairie, Minnesota.  Both agreements expire on July 31, 2003.  We also lease on a month-to-month basis approximately 900 square feet of office space in suburban London that houses our European sales office.  In addition, we lease on a short-term basis offices in Cheshire, Connecticut and Issaquah, Washington, with space of 1,700 and 800 square feet, respectively.  We are currently seeking to expand our office space in Minnesota by approximately 20,000 square feet, which we believe we will be able to lease at competitive market rates.

ITEM 3. LEGAL PROCEEDINGS.

          From time to time, we may be involved in litigation relating to claims arising out of the ordinary course of business.  We presently are not subject to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          Our Common Stock is traded on the Nasdaq National Market under the symbol “DRIV.” Public trading of the Common Stock commenced on August 11, 1998. Prior to that, there was no public market for the Common Stock. The following table sets forth, for the periods indicated, the high and low sale price per share of the Common Stock on the Nasdaq National Market.

1999	HIGH	LOW
First Quarter	$61.38	$27.44
Second Quarter	$51.38	$19.56
Third Quarter	$36.13	$18.25
Fourth Quarter	$43.63	$19.63

2000
First Quarter	$37.38	$21.00
Second Quarter	$22.13	$7.00
Third Quarter	$9.13	$5.38
Fourth Quarter	$7.38	$2.19

          As of March 21, 2001, there were approximately 408 holders of record of the Common Stock. On March 23, 2001, the last sale price reported on the Nasdaq National Market System for the Common Stock was $5.375 per share.

          We have never declared or paid any cash dividends on our capital stock.  We intend to retain any future earnings to support operations and to finance the growth and development of our business and do not anticipate paying cash dividends for the foreseeable future.

          Since January 1, 2000, we have sold and issued the following unregistered securities:

          Between February 2000 and May 2000, warrants were exercised to purchase 14,999 shares of Common Stock at a weighted average exercise price of $3.00.

          The former owners of Maagnum Internet Group, Inc., a company we purchased in April 1999, received earn-out payments of 124,349 shares of Common Stock valued at $3,093,000 in March 2000.

          In August 2000, we purchased certain assets, consisting principally of customer lists, of the software services business of NetSales, Inc., in exchange for 1,000,000 shares of Common Stock valued at $6.00 per share at the closing of the transaction, with a contingent earn-out for up to an additional 350,000 shares of Common Stock based on performance over the subsequent 180 days.

          The sales and issuances of the unregistered securities in the transactions described above were deemed to be exempt from registration under the Securities Act of 1993, or the Act, in reliance upon Section 4(2) of the Act, Regulation D promulgated thereunder, Regulation S promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Act, as transactions by an issuer not involving any public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in such transactions. All recipients had adequate access, through their relationship with us, to information about Digital River.

          There were no underwritten offerings employed in connection with the sales and issuances of the unregistered securities in any of the transactions set forth above.

ITEM 6.  SELECTED FINANCIAL DATA.

	YEAR ENDED DECEMBER 31,
	2000	1999	1998	1997	1996
	(in thousands, except share data)
Statement of Operations Data:
Revenue	$31,181	$14,507	$3,424	$420	$16

Costs and expenses:
Direct cost of services	1,477	801	116	23	2
Network and infrastructure	7,867	4,434	1,836	580	86
Sales and marketing	25,693	17,383	9,310	1,446	57
Product research and development	13,063	10,251	3,140	877	131
General and administrative	4,628	4,001	3,111	837	402
Depreciation and amortization	3,178	1,552	604	195	35
Amortization of goodwill and acquisition related costs	15,387	6,886	–	–	–
Total operating expenses	71,293	45,308	18,117	3,958	713
Loss from operations	(40,112)	(30,801)	(14,693)	(3,538)	(697)
Interest income	1,996	3,148	895	53	8
Net loss	$(38,116)	$(27,653)	$(13,798)	$(3,485)	$(689)
Basic and diluted net loss per share (1)	$(1.78)	$(1.36)	$(1.01)	$(0.46)	$(0.13)
Shares used in per share computation (1)	21,413	20,312	13,691	7,514	5,333

	DECEMBER 31,
	2000	1999	1998	1997	1996
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$16,920	$15,120	$63,503	$2,126	$800
Short–term investments	14,977	24,387	10,894	–	–
Working capital (deficit)	17,038	28,777	70,563	1,244	(451)
Total assets	69,403	87,142	80,328	3,405	1,202
Accumulated deficit	(83,892)	(45,776)	(18,123)	(4,325)	(840)
Total stockholders’ equity (deficit)	48,518	73,077	74,587	2,329	(58)

(1)      See Note 1 of Notes to Consolidated Financial Statements for an explanation of the method employed to determine the number of shares used to compute per share amounts.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

          The Company is a leading provider of comprehensive electronic commerce outsourcing solutions.  The Company was incorporated in February 1994 and commenced offering products for sale through its clients’ Web stores in August 1996.  From inception through August 1996, the Company had no sales, and its activities related primarily to the development of its Commerce Network Server, or CNS, technology related to electronic commerce.  In 1996, the Company began to focus its business development efforts on the software industry, building its inventory of software products through contracts with software publishers.  In 1997, the Company began to develop software distribution relationships through contracts with online retailers.  As of December 31, 2000, the Company had approximately 8,000 software publisher clients and online retailer clients that are served by the Software and Digital Commerce Services Division.  In late 1998, the Company began to offer its comprehensive electronic commerce outsourcing services in the form of a transaction fee-based e-commerce service to clients outside of the software industry.  As of December 31, 2000, the Company had 51 client contracts under its E-Business Services Division.

          The Company has a limited operating history upon which investors may evaluate its business and prospects.  Since inception, the Company has incurred significant losses, and as of December 31, 2000, had an accumulated deficit of approximately $83.9 million.  The Company intends to expend financial and management resources on the development of additional services, sales and marketing, technology and operations to support larger-scale operations and greater service offerings, particularly with respect to the E-Business Services Division.  As a result, the Company expects to incur additional losses and continued negative cash flow from operations for most of 2001.  There can be no assurance that the Company’s revenue will increase or even continue at their current level or that the Company will achieve or maintain profitability or generate cash from operations in future periods.  The Company’s prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as electronic commerce.  To address these risks, the Company must, among other things, maintain existing and develop new relationships with software publishers, online retailers and E-Business Services clients, implement and successfully execute its business and marketing strategy, continue to develop and upgrade its technology and transaction-processing systems, provide superior customer service and order fulfillment, respond to competitive developments, and attract, retain and motivate qualified personnel.  There can be no assurance that the Company will be successful in addressing these risks, and the failure to do so would have a material adverse effect on the Company’s business, financial condition and results of operations.  The Company’s current and future expense levels are based largely on its planned operations and estimates of future revenue.  Revenue and operating results generally depend on the volume and timing of orders received, which are difficult to forecast.  The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.  Accordingly, any significant shortfall in revenue would have an immediate adverse effect on the Company’s business, financial condition and results of operations.  The Company is also likely to continue to see revenue fluctuate on a seasonal basis that is typical for the software publishing market in general.  In view of the rapidly evolving nature of the Company’s business and its limited operating history, the Company is unable to accurately forecast its revenue and believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

Results Of Operations

          The following table sets forth certain items from the Company’s consolidated condensed statements of operations as a percentage of total revenues for the years indicated.

	2000	1999	1998

Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Direct cost of services	4.7	5.5	3.4
Network and infrastructure	25.2	30.6	53.6
Sales and marketing	82.4	119.8	271.9
Product research and development	41.9	70.7	91.7
General and administrative	14.9	27.6	90.9
Depreciation and amortization	10.2	10.7	17.6
Amortization of goodwill and acquisition related costs	49.3	47.4	-
Total costs and expenses	228.6	312.3	529.1
Loss from operations	(128.6)	(212.3)	(429.1)
Interest income	6.4	21.7	26.1
Net loss	(122.2)%	(190.6)%	(402.0)%

Years Ended December 31, 2000, 1999 and 1998

          Revenue.  The Company derives its revenue primarily from transaction and service fees associated with the e-commerce services that the Company provides to its clients.  These services include Web commerce hosting, transaction processing, digital and physical fulfillment services, fraud screening, customer service and merchandising and analytical marketing services.  The Company reports its revenue on a net basis and therefore records only the net transaction fees and service fees as its revenue.  The Company acts as the merchant of record on the majority of the transactions processed and has contractual relationships with its clients, primarily software publishers and online retailers, which obligate the Company to pay to the client a specified percentage of each sale.  The Company retains its transaction fee and also charges various service fees.  The Company also derives revenue from licensing, integration, development and consulting services provided to its clients.  This revenue is recognized as services are performed, except for licensing and certain integration and development fees which are recognized evenly over the term of the contract.  The Company’s revenue increased to $31.2 million in 2000 from $14.5 million in 1999 and $3.4 million in 1998.  The revenue increases in 2000 and 1999 resulted from a of significant growth in the number of the Company’s clients, the increasing market acceptance of electronic software downloading and merchandising activities that increased the average sales generated by the Company’s software publisher clients.  The 1999 sales growth as compared to 1998 was also a function of the Company’s acquisition of three shareware outsourcing companies during 1999.  International sales represented approximately 25%, 22% and 24% of sales in the years ended December 31, 2000, 1999 and 1998, respectively.  The Company began presenting the E-Business Services Division as a separate segment in 2000.  Prior to that, substantially all revenue related to the Company’s Software and Digital Commerce Services Division.  In 2000, revenue for the Software and Digital Commerce Services Division was $25.2 million and revenue for the E-Business Services Division was $6.0 million.

          Gross Profit.  Cost of revenue consists of direct cost of services and network and infrastructure expenses.   These two expense items are primarily composed of direct labor costs related to revenue and the costs to operate and maintain the CNS, as well as customer service and operations functions. Cost of revenue increased substantially during 2000 and 1999, reflecting the Company’s growth in revenue.  During 2000, 1999 and 1998, the Company’s gross profit margins were 70.0%, 63.9% and 43.0%, respectively.  The gross profit margin increases in 2000 and 1999 were primarily due to leveraging the Company’s infrastructure over significantly more revenue and clients.  In 2000, the gross profit margin for the Software Services Division was 71.8% and for the E-Business Services Division was 62.4%.  The Company believes that Internet commerce and related services may become more competitive in the future. Accordingly, the Company may reduce or alter its pricing structure and policies in the future and any such change could reduce gross margins.

          Sales and Marketing.  Sales and marketing expense consists primarily of personnel and related expenses, advertising and promotional expenses, credit card chargebacks and bad debt expense, and credit card transaction fees.  Sales and marketing expense increased to $25.7 million from $17.4 million and $9.3 million in 2000, 1999 and 1998, respectively, resulting from additional sales and marketing personnel and related expenses, increased bad debt expense and increased credit card transaction fees due to increased revenue.  The primary components of the increase in 2000 from 1999 were an increase in wages, benefits and consulting fees of $4.3 million and an increase in credit card chargebacks, bad debt expense and credit card transaction fees of $2.7 million.  The primary components of the increase in 1999 from 1998 were an increase in wages, benefits and consulting fees of $4.3 million and an increase in credit card chargebacks, bad debt expense and credit card transaction fees of $3.0 million.  As a percentage of revenue, sales and marketing expense decreased to 82.4% in 2000 from 119.8% in 1999 and 271.9% in 1998, primarily reflecting the Company’s increased revenue.  In 2000, the sales and marketing expense related to the Software and Digital Commerce Services Division was $14.7 million and for the E-Business Services Division was $11.0 million.  The Company expects that sales and marketing expense will continue to increase in absolute dollars as the Company continues to build its sales and marketing infrastructure, to develop marketing programs and from growth in volume-driven credit card expenses.  As a percentage of revenue, these expenses are expected to decrease as revenue increases.

          Product Research and Development.  Product research and development expense consists primarily of personnel and related expenses and consulting costs associated with developing and enhancing the Company’s CNS and related facilities and internal systems.  Product research and development expense increased to $13.1 million from $10.3 million and $3.1 million in 2000, 1999 and 1998, respectively.  The increase was primarily related to increased personnel and consulting costs related to developing and enhancing the Company’s CNS and related facilities.  The primary components of the increase in 2000 from 1999 were an increase in wages, benefits and temporary employee costs of $1.4 million and an increase in consulting costs of $1.1 million.  The primary components of the increase in 1999 from 1998 were an increase in wages, benefits and temporary employee costs of $1.8 million and an increase in consulting costs of $4.4 million.  As a percentage of revenue, product research and development expense decreased to 41.9% in 2000 from 70.7% in 1999 and 91.7% in 1998, primarily reflecting the Company’s increased revenue.  In 2000, the product research and development expense related to the Software and Digital Commerce Services Division was $5.8 million and for the E-Business Services Division was $7.2 million.  The Company expects that product research and development expenses will continue to decrease as a percentage of revenue as revenue increases.

          General and Administrative.  General and administrative expense consists principally of executive, accounting and administrative personnel and related expenses, including deferred compensation expense, professional fees and investor relations expenses.  General and administrative expense increased to $4.6 million from $4.0 million and $3.1 million in 2000, 1999 and 1998, respectively, primarily due to increased personnel related expense and professional fees.  The primary component of the increase in 2000 from 1999 was an increase in professional fees and investor relations related expense of  $332,000.  The primary components of the increase in 1999 from 1998 were an increase in wages and benefits of $204,000 and an increase in professional fees of $535,000.  As a percentage of revenue, general and administrative expense decreased to 14.9% in 2000 from 27.6% in 1999 and 90.9% in 1998, primarily reflecting the Company’s increased revenue.  In 2000, general and administrative expense related to the Software and Digital Commerce Services Division was $3.2 million and for the E-Business Services Division was $1.4 million.  The Company expects general and administrative expense to increase in absolute dollars in the future, particularly as the Company continues to build infrastructure to support growth and incurs costs associated with being a public company. As a percentage of revenue, these expenses are expected to decrease as revenue increases.

          Amortization of Goodwill and Acquisition-related Costs.  Amortization of goodwill and acquisition-related costs consists of the amortization of goodwill recorded from the Company’s five acquisitions in 2000 and 1999 as well as other related costs such as earn-out payments.  Amortization of goodwill and acquisition-related costs increased to $15.4 million in 2000 from $6.9 million in 1999, primarily due to a full year of amortization of goodwill in 2000 from the four 1999 acquisitions and due to two earn-out payments totaling $5.1 million made in 2000.  The Company expects amortization of goodwill and acquisition-related costs to increase in 2001 due to full year amortizations on goodwill of all 2000 and 1999 acquisitions, in addition to expected earn-out payments.

          Loss from Operations.  The Company’s loss from operations increased to $40.1 million in 2000 from $30.8 million in 1999, and $14.7 million in 1998, resulting primarily from increased investments in sales and marketing and product research and development.  In 2000, loss from operations related to the Software and Digital Commerce Services Division was $5.6 million and for the E-Business Services Division was $15.9 million.  In calculating segment losses, the Company does not include depreciation and amortization nor amortization of goodwill and acquisition-related costs.  On a segment basis, the Software and Digital Commerce Services Division had income from operations in the fourth quarter of 2000.

          Interest Income.  Interest income consists of earnings on the Company’s cash, cash equivalents and short-term investments.  Interest income decreased to $2.0 million in 2000 from $3.1 million in 1999, and increased to $3.1 million in 1999 from $895,000 in 1998, resulting from changes in average cash and cash equivalent balances.  The Company expects interest income to decrease in the future as cash is used to fund operations and is used for investments in infrastructure.

          Income Taxes.  The Company paid no income taxes in 2000, 1999 and 1998. The Company has incurred a net loss for each period since inception. As of December 31, 2000, the Company had approximately $78.4 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2009. Due to the uncertainty of future profitability, a valuation allowance equal to the deferred tax asset has been recorded. Certain changes in ownership that resulted from the sales of Common Stock and Preferred Stock will limit the future annual realization of the tax net operating loss carryforwards to a specified percentage under Section 382 of the Internal Revenue Code.

Liquidity and Capital Resources

          In August 1998, the Company completed its initial public offering in which the Company sold 3,000,000 shares of Common Stock.  Net proceeds to the Company were $22.7 million after expenses.  In December 1998, the Company completed a follow-on public offering in which the Company sold 2,200,000 shares of Common Stock.  Net proceeds to the Company were $48.1 million after expenses.  Prior to the Company’s initial public offering and follow-on offering, the Company financed its operations primarily through the private placement of equity securities, which yielded an aggregate of $19.3 million of net proceeds.

          Net cash used in operating activities in 2000, 1999 and 1998 was $17.0 million, $13.6 million and $9.0 million, respectively.  Net cash used for operating activities in each of these periods was primarily the result of net losses, offset in part by goodwill amortization and earn-out charges, increases in accounts payable and increases in depreciation and amortization.

          Net cash provided by investing activities in 2000 was $14.9 million and was a result of net sales of investments of $24.4 million partially offset by purchases of equipment of $9.4 million.   Net cash used in investing activities in 1999 and 1998 was $37.5 million and $14.5, respectively.  Net cash used in investing activities in each of these periods was primarily the result of the purchases of equipment and the purchase of investments in 1999 and 1998.  The equipment purchased consisted primarily of computer hardware and software.  Additionally, in 1999, $4.1 million of cash was used as cash paid for acquisition, net of cash received.

          Net cash provided by financing activities in 2000, 1999 and 1998 was $3.9 million, $2.7 million and $84.9 million, respectively.  The cash provided by financing activities was mainly the result of proceeds from the sales of the Company’s Common Stock in 1998, the sale of the Company’s Series A Preferred Stock in April 1998 and the exercise of options and warrants in 2000, 1999 and 1998.

          As of December 31, 2000 the Company had approximately $16.9 million of cash and cash equivalents and $15.0 million of short-term investments.  The Company’s principal commitments consisted of obligations outstanding under operating leases. Although the Company has no material commitments for capital expenditures, it anticipates an increase in the rate of capital expenditures consistent with its anticipated growth in operations, infrastructure and personnel. The Company anticipates that it will expend approximately $22.0 million over the next 24 months on capital expenditures based on the Company’s current anticipated growth rate. The Company further anticipates that it will expend approximately $20.0 million over the next 24 months on product research and development based on the Company’s current anticipated growth rate in operations. The Company may also use cash to acquire or license technology, products or businesses related to the Company’s current business. The Company also anticipates that it will continue to experience growth in its operating expenses for the foreseeable future and that its operating expenses will be a material use of the Company’s cash resources.

          The Company believes that existing sources of liquidity and the results of its operations will provide adequate cash to fund its operations for at least the next 24 months, although the Company may seek to raise additional capital during that period.  The sale of additional equity or convertible debt securities could result in additional dilution to the Company’s stockholders.  There can be no assurances that financing will be available in amounts or on terms acceptable to the Company, if at all.

Recent Accounting Pronouncements

          In 2000, the Company commenced reporting its company-wide revenues on a net basis and has reclassified all historical information presented herein to conform to this presentation.  This change is based upon the consensus reached in Issue 99-19:  “Reporting Revenue Gross as a Principal versus Net as an Agent” by the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board which revised accounting standards regarding net versus gross revenue recognition.  Previously, substantially all revenue generated through the Company’s Software and Digital Commerce Services division was recognized on a gross basis.  Revenue generated through the E-Business Services division has historically been reported on a net basis.  This change reflects a new reporting presentation only and does not alter the Company’s net income, either historically or in the future.

          The Company has also adopted the provisions of the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) 101, “Revenue Recognition in Financial Statements” in the quarter ended September 30, 2000.  SAB 101 provides the SEC staff’s views in applying generally accepted accounting principles to selected revenue recognition issues.  It also provides guidance on recording revenue gross as a principal versus net as an agent consistent with EITF Issue 99-19.  Other than the reclassification of revenues to a net basis, the adoption of SAB 101 did not have any impact to the Company.

          In March 2000, the EITF also published its consensus on EITF 00-2, “Accounting for Web Site Development Costs.” EITF 00-2 is effective for fiscal quarters beginning after June 30, 2000.  The Company has adopted EITF 00-2 and has had no impact to date from the adoption.

ITEM 7a. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK.

          We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments.  Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk.  We have no long-term debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          Our Financial Statements and Notes thereto appear beginning at page F-1 of this report.

QUARTERLY FINANCIAL DATA:
(in thousands, except per share data)

	QUARTER ENDED
	March 31	June 30	September 30	December 31
2000

Revenue	$6,883	$6,635	$7,607	$10,056
Gross profit(a)	4,798	4,403	5,298	7,339
Loss from operations(b)	(12,675)	(13,187)	(8,456)	(5,793)
Net loss	(11,991)	(12,633)	(8,074)	(5,418)
Net loss per share (c)	(.58)	(.60)	(.37)	(.24)

	QUARTER ENDED
	March 31	June 30	September 30	December 31
1999

Revenue	$1,903	$3,065	$4,017	$5,522
Gross profit(a)	911	1,992	2,813	3,556
Loss from operations(b)	(6,238)	(7,463)	(9,439)	(7,661)
Net loss	(5,344)	(6,678)	(8,688)	(6,943)
Net loss per share (c)	(.27)	(.33)	(.42)	(.33)

(a)      Gross profit is calculated as revenue less direct cost of services and network and infrastructure expenses.
(b)      Loss from operations includes amortization of goodwill and acquisition related costs of $5,394, $4,334, $2,603 and $3,056, in the quarters ending March 31, June 30, September 30 and December 31, 2000, respectively and includes amortization of goodwill and acquisition related costs of $1,302, $3,275 and $2,309, in the quarters ending June 30, September 30 and December 31, 1999, respectively.
(c)  Net loss per share is the same for both basic and diluted.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

PART III

          Certain information required in Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2001 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a) Identification of Directors:
The information concerning our directors and nominees is incorporated by reference to our Proxy Statement in connection with our 2001 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

(b) Identification of Executive Officers:
Please refer to the section entitled “Executive Officers” in Part I, Item 1 hereof.
(c) Compliance with Section 16(a) of the Exchange Act:
Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a–3(e) during the 2000 fiscal year and Form 5 and amendments thereto furnished to us with respect to fiscal year 2000, no director, officer, or beneficial owner of more than 10 percent of any class of equity security of Digital River has failed to file on a timely basis, as disclosed by the above forms, reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, during the 2000 fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.

          The information required in Item 11 of Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2001 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The information required in Item 12 of Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2001 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information required in Item 13 of Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2001 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

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

(3)  Exhibits.
Exhibit Number	Description Of Document
2.1(1)	Acquisition Agreement, dated as of July 11, 1999, by and among the Registrant and Tech Squared Inc.
2.2(2)	Asset Purchase Agreement, dated August 24, 2000, by and between the Registrant and NetSales, Inc.
2.3(3)	Asset Purchase Agreement dated as of March 20, by and between the Registrant, Calico Commerce, Inc. and ConnectInc.com, Co., a wholly-owned subsidiary of Calico
3.1(4)	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.
3.2	Bylaws of the Registrant, as currently in effect.
4.1(4)	Specimen Stock Certificate.
10.1(4)	Form of Indemnity Agreement between Registrant and each of its directors and executive officers.
10.2(4)	1998 Stock Option Plan.
10.3(4)	Employment and Non-Competition Agreement effective May 25, 1998 by and between Joel A. Ronning and the Registrant.
10.4(4)	Heads of Agreement for International Agreement dated February 25, 1998 by and between Christopher J. Sharples, David A. Taylor and the Registrant.
10.5(4)	Stock Subscription Warrant for Shares of Common Stock dated February 26, 1998 by and between Christopher Sharples and Registrant.
10.6(4)	Form of Conditional Warrant to Purchase Common Stock dated April 22, 1998 by and between Wasserstein Adelson Ventures, L.P. and Registrant.
10.7(4)	Form of Warrant to Purchase Common Stock by and between certain investors and Registrant.
10.8(4)	Consent to Assignment and Assumption of Lease dated April 22, 1998 by and between CSM Investors, Inc., IntraNet Integration Group, Inc. and Registrant.
10.9(4)	Assignment of Lease dated April 21, 1998 by and between Intranet Integration Group, Inc. and Registrant.
10.10(4)	Lease Agreement dated January 18, 2000 between Property Reserve, Inc. and Registrant.
10.11	First Amendment of Lease dated January 31, 2001 to that certain Lease dated April 24, 1996 between CSM Investors, Inc. and Registrant (as assignee of Intranet Integration Group, Inc.).
10.12	1999 Stock Option Plan, formerly known as the 1999 Non-Officer Stock Option Plan.
10.13	Form of Non-Qualified Stock Option Agreement under the 1999 Stock Option Plan.
10.14(5)	Agreement and Plan of Merger, dated April 1, 1999, by and among the Registrant, Maagnum Internet Group, Inc. and Cyrus Maaghul.
10.15(5)	Stock Purchase Agreement, dated April 1, 1999, by and among the Registrant and Meiman Kentjana.
10.16(6)	Asset Purchase Agreement, dated as of April 15, 1999, by and among the Registrant, Public Software Library Ltd. and the partners of Public Software Library Ltd.
21.1(7)	Subsidiaries of Digital River, Inc.
23.1	Consent of Independent Public Accountants.
24.1	Power of Attorney. Reference is made to the signature page.

(1)      Incorporated by reference to the indicated exhibit in the Company’s Current Report on Form 8-K filed on July 16, 1999.

(2)      Incorporated by reference to the indicated exhibit in the Company’s Current Report on Form 8-K filed on September 8, 2000.

(3)      Incorporated by reference to the indicated exhibit in the Company’s Current Report on Form 8-K filed on March 26, 2001.

(4)      Incorporated by reference to the indicated exhibit in the Company’s Registration Statement on Form S-1 (File No. 333-56787), declared effective on August 11, 1998.

(5)      Incorporated by reference to the indicated exhibit in the Company’s Current Report on Form 8-K filed on April 16, 1999.

(6)      Incorporated by reference to the indicated exhibit in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(7)      Incorporated by reference to the indicated exhibit in the Company’s Annual Report on Form 10–K for the year ended December 31, 1999.

(b)    The Registrant filed a Current Report on Form 8-K on October 20, 2000, announcing that as of the quarter ended September 30, 2000, the Registrant began reporting its company-wide revenues on a net basis.  The Registrant filed a Current Report on Form 8-K/A on November 7, 2000, providing financial statements of NetSales, Inc., a company from whom the Registrant acquired certain assets on August 24, 2000, as of December 31, 1999, and unaudited pro forma consolidated financial statements as of June 30, 2000.  The Registrant filed a Current Report on Form 8-K on March 26, 2001, announcing its acquisition of certain assets from ConnectInc.com, Co., a wholly-owned subsidiary of Calico Commerce, Inc.

(c)    See Exhibits listed under Item 14(a)(3).

(d)    The financial statement schedules required by this item are listed under 14(a)(2).

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Eden Prairie, State of Minnesota, on the 27 day of March 2001.

DIGITAL RIVER, INC.
By:	/s/ JOEL A. RONNING
Joel A. Ronning
CHIEF EXECUTIVE OFFICER, MEMBER OF THE OFFICE OF THE PRESIDENT AND DIRECTOR

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

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ JOEL A. RONNING	Chief Executive Officer, Member of the Office of the President and Director (Principal Executive Officer)	March 27, 2001
Joel A. Ronning

/s/ ROBERT E. STRAWMAN	Chief Financial Officer, Member of the Office of the President and Treasurer (Principal Financial and Accounting Officer)	March 27, 2001
Robert E. Strawman

/s/ PERRY W. STEINER	Director	March 27, 2001
Perry W. Steiner
/s/ WILLIAM LANSING	Director	March 27, 2001
William Lansing
/s/ THOMAS F. MADISON	Director	March 27, 2001
Thomas F. Madison
/s/ J. PAUL THORIN	Director	March 27, 2001
J. Paul Thorin
Director
Frederic Seegal
/s/ TIMOTHY C. CHOATE	Director	March 27, 2001
Timothy C. Choate

Report of independent public accountants

To Digital River, Inc.:

We have audited the accompanying consolidated balance sheets of Digital River, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digital River, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Minneapolis, Minnesota,
January 23, 2001

DIGITAL RIVER, INC.

Consolidated Balance Sheets

As of December 31

(In Thousands, Except Share Data)

	2000	1999
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,920	$15,120
Short-term investments	14,977	24,387
Accounts receivable, net allowance of $975 and $593	4,903	2,455
Prepaid expenses and other	1,123	880
Total current assets	37,923	42,842
PROPERTY AND EQUIPMENT:
Property and equipment	18,369	8,993
Less- accumulated depreciation	(4,799)	(1,714)
Net property and equipment	13,570	7,279

LONG-TERM INVESTMENTS	-	14,832
GOODWILL, net of accumulated amortization of $15,821 and $5,560	17,834	22,050
OTHER ASSETS	76	139
	$69,403	$87,142
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,339	$11,020
Accrued payroll	2,287	1,909
Deferred revenue	1,833	152
Other accrued liabilities	2,426	984
Total current liabilities	20,885	14,065
COMMITMENTS AND CONTINGENCIES (Note 4)
STOCKHOLDERS’ EQUITY:
Preferred Stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common Stock, $.01 par value; 60,000,000 shares authorized; 22,275,317 and 20,699,244 shares issued and outstanding	223	207
Additional paid-in capital	132,403	119,445
Deferred compensation	(194)	(637)
Accumulated other comprehensive loss	(22)	(162)
Accumulated deficit	(83,892)	(45,776)
Total stockholders’ equity	48,518	73,077
Total liabilities and stockholders’ equity	$69,403	$87,142

The accompanying notes are an integral part of these consolidated balance sheets.

DIGITAL RIVER, INC.

Consolidated Statements of Operations

For the Years Ended December 31

(In Thousands, Except Per Share Data)

	2000	1999	1998
REVENUE	$31,181	$14,507	$3,424

COSTS AND EXPENSES:
Direct cost of services	1,477	801	116
Network and infrastructure	7,867	4,434	1,836
Sales and marketing	25,693	17,383	9,310
Product research and development	13,063	10,251	3,140
General and administrative	4,628	4,001	3,111
Depreciation and amortization	3,178	1,552	604
Amortization of goodwill and acquisition related costs (Note 2)	15,387	6,886	-
Total costs and expenses	71,293	45,308	18,117

LOSS FROM OPERATIONS	(40,112)	(30,801)	(14,693)
INTEREST INCOME	1,996	3,148	895
Net loss	$(38,116)	$(27,653)	$(13,798)
BASIC AND DILUTED NET LOSS PER SHARE	$(1.78)	$(1.36)	$(1.01)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	21,413	20,312	13,691

The accompanying notes are an integral part of these consolidated financial statements. DIGITAL RIVER, INC.

Consolidated Statements of Stockholders’ Equity

(In Thousands)

	Common Stock		Paid-In Capital	Deferred Compensation	Accumulated other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity	Comprehensive Income (Loss)
	Shares	Amount
BALANCE, December 31, 1997	9,242	$92	$6,562	$-	$-	$(4,325)	$2,329	$-
Sales of common stock	8,679	87	80,581	-	-	-	80,668	-
Sales of preferred stock subsequently converted to common stock	1,000	10	2,815	-	-	-	2,825	-
Exercise of options and warrants	624	6	1,346	-	-	-	1,352	-
Deferred compensation related to stock options and warrants	-	-	2,579	(2,579)	-	-	-	-
Deferred compensation expense	-	-	-	1,211	-	-	1,211	-
Net loss	-	-	-	-	-	(13,798)	(13,798)	(13,798)
BALANCE, December 31, 1998	19,545	195	93,883	(1,368)	-	(18,123)	74,587	$(13,798)
Common stock issued for acquisitions and earn-out arrangements	777	8	22,801	-	-	-	22,809	$-
Net common stock exchanged in Tech Squared transaction (Note 2)	(350)	(3)	235	-	-	-	232	-
Exercise of options and warrants	727	7	2,416	-	-	-	2,423	-
Deferred compensation related to stock options granted for services	-	-	110	(110)	-	-	-	-
Deferred compensation expense	-	-	-	841	-	-	841	-
Unrealized loss on investments	-	-	-	-	(162)	-	(162)	(162)
Net loss	-	-	-	-	-	(27,653)	(27,653)	(27,653)
BALANCE, December 31, 1999	20,699	207	119,445	(637)	(162)	(45,776)	73,077	$(27,815)
Common stock issued for acquisitions and earn-out arrangements	1,124	11	9,082	-	-	-	9,093	$-
Exercise of options and warrants	339	4	3,585	-	-	-	3,589	-
Common stock issued under Employee Stock Purchase Plan	113	1	291	-	-	-	292	-
Deferred compensation expense	-	-	-	443	-	-	443	-
Unrealized gain on investments	-	-	-	-	140	-	140	140
Net loss	-	-	-	-	-	(38,116)	(38,116)	(38,116)
BALANCE, December 31, 2000	22,275	$223	$132,403	$(194)	$(22)	$(83,892)	$48,518	$(37,976)

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL RIVER, INC.

Consolidated Statements of Cash Flows

For the Years Ended December 31

(In Thousands)

	2000	1999	1998
OPERATING ACTIVITIES:
Net loss	$(38,116)	$(27,653)	$(13,798)
Adjustments to reconcile net loss to net cash used in operating activities-
Goodwill amortization and earn-out charges	13,354	6,606	-
Depreciation and amortization	3,178	1,552	604
Deferred compensation expense	443	841	1,211
Change in operating assets and liabilities:
Accounts receivable and prepaid expenses	(2,691)	(1,226)	(1,713)
Accounts payable	3,319	5,122	3,160
Accrued payroll and other accrued liabilities	3,501	1,184	1,505
Net cash used in operating activities	(17,012)	(13,574)	(9,031)
INVESTING ACTIVITIES:
Purchases of investments	(12,034)	(106,487)	(15,894)
Proceeds from sales of investments	36,416	78,000	5,000
Cash paid for acquisitions, net of cash received	(45)	(4,077)	-
Purchases of equipment	(9,380)	(4,783)	(3,531)
Patent acquisition costs	(26)	(117)	(62)
Net cash provided by (used in) investing activities	14,931	(37,464)	(14,487)
FINANCING ACTIVITIES:
Net proceeds from sales of preferred and common stock	292	-	83,543
Exercise of options and warrants	3,589	2,423	1,352
Other	-	232	-
Net cash provided by financing activities	3,881	2,655	84,895
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,800	(48,383)	61,377
CASH AND CASH EQUIVALENTS, beginning of period	15,120	63,503	2,126
CASH AND CASH EQUIVALENTS, end of period	$16,920	$15,120	$63,503
NONCASH INVESTING AND FINANCING ACTIVITIES:
Preferred stock converted to common stock	$-	$-	$2,825
Common stock issued in acquisitions and earn-outs	$9,093	$22,809	$-

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements

December 31, 2000 and 1999

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

The Company was incorporated in 1994 and conducted its first online sale through a client’s Web store in August 1996. The Company has experienced significant losses since inception and has experienced significant negative cash flows from operations. The Company expects to incur additional losses and continued negative cash flow from operations for most of 2001.

The Company’s prospects must be considered in light of the risks frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as electronic commerce. To address these risks, the Company must, among others things, maintain existing and develop new relationships with independent software publishers, online retailers and other companies outside of the software market, maintain and increase its client base, implement and successfully execute its business and marketing strategy, continue to develop and upgrade its technology and transaction-processing systems, provide superior customer service and order fulfillment, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurances that the Company will be successful in addressing such risks, and the failure to do so could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Investments

Investments held by the Company are classified as available for sale securities and are carried at their market value with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive losses within stockholders’ equity.  At December 31, 2000, investments consist of commercial paper and US Government related securities.

Property and Equipment

Property and equipment is stated at cost and is being depreciated under the straight-line method using lives of three to seven years and consists mainly of computer equipment and software licenses.

Goodwill

Goodwill has been recorded as a result of certain acquisitions made by the Company and is being amortized under the straight-line method using a life of two to three years.

Impairment losses are recorded on long-lived assets in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Impairment losses are measured by comparing the fair value of assets, as determined by discounting the future cash flows at a market rate of interest, to their carrying amount.

Patents

The costs of developing patents are amortized over a three-year period utilizing the straight-line method of amortization once the patent application is filed. Patents are included in other assets on the accompanying consolidated balance sheets, net of accumulated amortization of $336,000 and $262,000 as of December 31, 2000 and 1999.

Revenue Recognition

As further described in Recent Accounting Pronouncements below, in 2000 the Company changed its method of revenue recognition on certain revenue to a net basis.  The Company derives its revenue primarily from transaction and service fees associated with the e-commerce services that the Company provides to its clients.  These services include Web commerce hosting, transaction processing, digital and physical fulfillment services, fraud screening, customer service and merchandising and analytical marketing services.  The Company acts as the merchant of record on the majority of the transactions processed and has contractual relationships with its clients, primarily software publishers and online retailers, which obligate the Company to pay to the client a specified percentage of each sale.  The Company retains its transaction fee and also charges for various service fees.  The Company also derives revenue from licensing, integration, development and consulting services provided to its clients.  This revenue is recognized as services are performed, except for licensing and certain integration and development fees which are recognized evenly over the term of the contract as they are deemed essential to the ongoing service.  Sales to foreign customers accounted for 25%, 22% and 24% of sales for the years ended December 31, 2000, 1999 and 1998, respectively.

Advertising Costs

The costs of advertising are charged to sales and marketing expense as incurred. For the years ended December 31, 2000, 1999 and 1998, the Company incurred advertising expense of $2,253,000, $2,442,000 and $2,569,000, respectively.

Product Research and Development

Costs associated with the development of new products and services are charged to operations as incurred. Those costs totaled $6,212,000, $7,464,000 and $3,392,000, for the three years ended December 31, 2000, 1999 and 1998, respectively.

Net Loss per Share

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. The computation of diluted earnings per common share is similar to the computation of basic loss per common share, except that the denominator is increased for the assumed conversion of convertible securities and the exercise of dilutive options using the treasury stock method. The weighted average shares used in computing basic and diluted loss per share were the same for the three years ended December 31, 2000, 1999 and 1998. Options and warrants totaling 5,383,113, 3,898,313 and 2,883,059 for the three years ended December 31, 2000, 1999 and 1998, respectively, were excluded from the computation of earnings per share as their effect is antidilutive.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from those estimates.

Recent Accounting Pronouncements

In 2000, the Company commenced reporting its company wide revenues on a net basis and has reclassified all historical information presented herein to conform to this presentation.  This change is based upon the consensus reached in Issue 99-19:  “Reporting Revenue Gross as a Principal versus Net as an Agent” by the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board which revised accounting standards regarding net versus gross revenue recognition.  Previously, substantially all revenue generated through the Company’s Software Services division was recognized on a gross basis.  Revenue generated through the E-Business Services division has historically been reported on a net basis.  This change reflects a new reporting presentation only and does not alter the Company’s net income or stockholders’ equity. The Company has also made certain other reclassifications to its 1999 and 1998 financial statements to conform to the 2000 presentation.

The Company has also adopted the provisions of the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) 101, “Revenue Recognition in Financial Statements” in the quarter ended September 30, 2000.  SAB 101 provides the SEC staff’s views in applying generally accepted accounting principles to selected revenue recognition issues.  It also provides guidance on recording revenue gross as a principal versus net as an agent consistent with EITF Issue 99-19.  Other than the reclassification of revenues to a net basis, the adoption of SAB 101 did not have any impact to the Company.

In March 2000, the EITF published its consensus on EITF 00-2, “Accounting for Web Site Development Costs.” EITF 00-2 is effective for fiscal quarters beginning after June 30, 2000.  The Company has adopted EITF 00-2 and has had no impact to date from the adoption.

 The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” in January 2001.  The Company does not currently engage in any derivative or hedging activities and therefore there was no impact to the financial statements upon adoption of this standard.

2.       Acquisitions and Purchases of Assets:

In August 2000, the Company purchased certain assets of NetSales, Inc. (“NetSales”) for 1,000,000 shares of Common Stock.  In addition, NetSales has an earn-out arrangement whereby it can earn up to 350,000 additional shares of Common Stock upon attaining certain business goals for a six month period following the close of the acquisition.

In 1999, the Company acquired or purchased the assets of Maagnum Internet Group (“Maagnum”), Public Software Library Ltd., Universal Commerce, Incorporated (“RegNow”), and Walnut Creek CDROM, Inc. for an aggregate $4.5 million in cash and 724,261 shares of Common Stock.  In addition the former shareholders of Maagnum and RegNow have earn-out arrangements which allow them to receive up to approximately 900,000 shares of Common Stock and $2 million in cash upon attaining certain business goals for a period of 12 to 24 months following the close of each respective acquisition.

Former Maagnum shareholders collectively received earn-out payments of 124,349 shares of Common Stock valued at $3,093,000 and 48,095 shares of Common Stock valued at $1,046,000 in 2000 and 1999, respectively.  Former Maagnum shareholders have one final earn-out payment potential of up to 314,531 shares of Common Stock that will be measured in March 2001.  Former RegNow shareholders received an earn-out related payment of $2 million in cash in 2000 and did not attain the necessary goals to earn any further shares, which subsequently have been canceled. The Company charged such amounts to compensation expense and this is included as amortization of goodwill and acquisition related costs in the accompanying Consolidated Statements of Operations.  This amount would have increased general and administrative expense had it been reported outside of that caption.

Each of the above transactions was accounted for using the purchase method.  The purchase price in each transaction was allocated substantially to goodwill and other intangibles, which are being amortized over two to three years.  Earn-out payments, as listed above, and any future potential earn-outs, are recognized as compensation expense in the period in which the required milestones are achieved, except for NetSales which will be recorded as additional goodwill and amortized over the remaining amortization period.

The following unaudited pro forma condensed results of operations for the years ended December 31, 2000 and 1999 have been prepared as if each of the above four transactions had occurred on January 1, 1999 and the unaudited pro forma condensed results of operations for the year ended December 31, 1998 has been prepared as if the 1999 acquisitions occurred on January 1, 1998:

	Year Ended December 31,
	2000	1999	1998
Revenue	$32,806,000	$16,743,000	$4,964,000
Loss from operations	(48,252,000)	(42,242,000)	(23,563,000)
Net loss	(46,256,000)	(39,195,000)	(22,943,000))
Basic and diluted loss per share	$(2.09)	$(1.79)	$(1.59)

This financial information does not purport to represent results that would actually have been obtained if the transactions had been in effect on January 1, 1999 or 1998, as applicable, or any future results that may in fact be realized.

In December 1999, the Company completed its acquisition of certain assets of Tech Squared Inc., whereby the Company purchased Tech Squared assets consisting of 3.0 million shares of the Company’s Common Stock and $1.2 million of cash in exchange for 2.65 million shares of the Company’s Common Stock.  For financial statement presentation purposes, the impact of this transaction was to reduce Common Stock outstanding by 350,000 shares and is presented on the accompanying Consolidated Statement of Stockholders’ Equity net of expenses incurred in conjunction with the transaction.

3.       Income Taxes:

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using currently enacted tax rates. No income taxes were paid in any of the years presented.

As of December 31, 2000, the Company had net operating loss carryforwards of approximately $78,400,000. Included in this amount is approximately $15,900,000 of deductions resulting from disqualifying dispositions of stock options. When these deductions are realized for financial statement purposes they will not result in a reduction in income tax expenses, rather the benefit will be recorded as additional paid-in-capital. These income tax net operating loss carryforwards expire beginning in the year 2009. Because of the uncertainty of future realization, a valuation allowance equal to the deferred tax asset has been recorded.

The components of deferred income taxes are as follows:

	2000	1999
Net operating loss carryforwards	$27,440,000	$19,704,000
Nondeductible reserves and accruals	389,000	252,000
Depreciation and amortization	1,648,000	459,000
Valuation allowance	(29,477,000)	(20,415,000)
	$-	$-

Ownership changes resulting from the issuance of additional equity will limit future annual realization of the tax net operating loss carryforwards to a specified percentage of the value of the Company under Section 382 of the Internal Revenue Code.

4.       Lease Commitments

The Company leases five facilities. Total rent expense, including common area maintenance charges, recognized under all leases was $839,000 and $558,000 for the years ended December 31, 2000 and 1999, respectively.  The minimum annual rents under long-term leases at December 31, 2000 are as follows:

Years ending December 31

2001	$440,000
2002	440,000
2003	257,000
$1,137,000

5.       Stockholders’ Equity:

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

Preferred Stock

During April 1998, the Company sold 1,500,000 shares of its $.01 par value Series A Preferred Stock in a private placement transaction. Net proceeds to the Company totaled $2,825,000. The preferred stock was converted to common stock on a 2-for-3 basis in conjunction with the closing of the Company’s initial public offering of common stock in August 1998.

Warrants

Warrants to purchase 356,087 shares of common stock issued principally in conjunction with sales of common stock at an exercise price of $3.00 per share were outstanding as of December 31, 2000. The warrants expire at various dates between February and August 2003.

6.       Stock Options:

The Company’s 1998 Stock Option Plan (the SOP) was adopted by the Board of Directors in June 1998 as an amendment and restatement of the Amended and Restated 1995 Stock Option Plan which had been adopted in 1997. The SOP provides for the granting of stock options to purchase up to 3,283,333 shares of common stock. Options granted to employees under the plan expire no later than ten years after the date of grant. The exercise price must be at least 100% of the fair market value of the shares at the date of grant for incentive options. The SOP covers both incentive and nonstatutory stock options. Incentive stock options granted to employees who immediately before such grant owned stock directly or indirectly representing more than 10% of the voting power of all the stock of the Company, expire no later than five years from the grant date unless the option exercise price is at least 110% of the fair market value of the stock.

In 1999, the Company’s Board of Directors adopted the 1999 Non-Officer Stock Option Plan (the NOP).  The NOP initially provided for the granting of stock options to purchase up to 1,300,000 shares of common stock and has terms similar to those of the SOP.  In 2000, the reserve for grants under the NOP was increased to 3,950,000 shares.  Subsequent to year-end, the reserve under the NOP was increased to 5,450,000 shares.

In addition to shares granted under the SOP and NOP, during 1998 the Company granted options to purchase 605,882 shares of common stock at an exercise price of $8.50 per share to certain members of management outside of both plans.  At December 31, 2000, options outstanding outside of both plans totaled 414,441 shares.

A summary of change in outstanding options under the SOP and NOP is as follows:

	Options Outstanding	Weighted Average $/Share
Balance, December 31, 1997	792,810	1.20
Grants	1,389,570	8.93
Exercised	(220,350)	1.63
Cancelled	(91,673)	5.10
Balance, December 31, 1998	1,870,357	6.70
Grants	2,131,636	21.51
Exercised	(601,172)	2.76
Cancelled	(308,035)	24.83
Balance, December 31, 1999	3,092,786	16.50
Grants	2,641,028	9.01
Exercised	(303,533)	11.11
Cancelled	(817,696)	16.96
Balance, December 31, 2000	4,612,585	12.46

A summary of information about stock options outstanding at December 31, 2000 is as follows:

	Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted Ave. Life Remaining	Number Exercisable	Weighted Ave. Price
$1.13-3.00	503,087	7 years	278,238	$2.69
6.00-6.38	2,081,501	9.5 years	159,888	6.36
7.50-12.50	616,357	7.5 years	487,420	8.70
19.50-31.13	1,826,081	8.5 years	591,525	22.38
1.13- 31.13	5,027,026	9 years	1,517,071	10.34

The Company recorded deferred compensation for the difference between the grant price and the deemed fair value of the Company’s common stock on options to purchase 454,468 shares at exercise prices of $3.00 to $7.50 during May and June 1998.  In addition, the Company recognized $110,000 in expense during 1999 related to options granted for consulting services.

The Company has elected to apply the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, the Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Compensation cost for stock options is measured as the excess, if any, of the fair value of the Company’s common stock at the date of grant over the stock option exercise price. Had compensation costs for these plans been determined consistent with SFAS No. 123, the Company’s net loss would have been adjusted to the following pro forma amounts:

	2000	1999	1998
Net loss:
As reported	$(38,116,000)	$(27,653,000)	$(13,798,000)
Pro forma	(56,482,000)	(35,204,000)	(15,037,000)
Basic and diluted loss per share:
As reported	(1.78)	(1.36)	(1.01)
Pro forma	(2.64)	(1.73)	(1.10)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used:  risk-free interest rates of 6%, 6% and 5.5% no expected dividends; expected lives of five years; and a volatility factor of 1.2, 1.1 and 1.3 in 2000, 1999 and 1998, respectively. The weighted average fair value of the options granted in 2000, 1999 and 1998 was $20.46, $17.21 and $8.36, respectively.

 The company also sponsors  an employee stock purchase plan under which 200,000 shares have been reserved for purchase by employees. The purchase price of the shares under the plan is the lesser of 85% of the fair market value on the first or last day of the offering period. Offering periods currently are each six months. Employees may designate up to ten percent of their compensation for the purchase of stock under the plan.

7.       Segment Information:

The Company has two operating segments, Software and Digital Commerce Services and E-Business Services, which have been identified as components of the Company that are reviewed regularly by management to determine resource allocation and assess performance.  No disclosure of segments for 1999 has been presented as Software and Digital Commerce Services represented substantially all operations in 1999.  Unallocated corporate items consist of depreciation, goodwill amortization, acquisition-related costs and interest income for operational results and consist of certain cash, investments and goodwill for total assets.  Segment information for 2000 is as follows:

	Software and Digital Commerce Services Division	E-Business Services Division	Unallocated Corporate Items	Consolidated
Revenue	$25,221,000	$5,960,000	$-	$31,181,000
Gross profit	18,119,000	3,718,000	-	21,837,000
Loss from operations	(5,611,000)	(15,936,000)	(18,565,000)	(40,112,000)
Net loss	(5,611,000)	(15,936,000)	(16,569,000)	(38,116,000)
Total assets (Dec. 31)	16,256,000	7,051,000	46,096,000	69,403,000

8.       Related-Party Transactions:

Prior to the acquisition by the Company of certain assets of Tech Squared, Inc. as further described in Note 2, the Company’s CEO owned 43% of Tech Squared Inc. where he spent a portion of his time working as Tech Squared’s Chairman.  The Company paid to Tech Squared a total of $254,000 and  $453,000 in 1999 and 1998, respectively for rent, fulfillment fees and other direct expenses.

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