Form 10-Q
period 2001-03-31
DIGITAL RIVER INC /DE
filed 2001-05-15
CIK 1062530

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

COMMON STOCK, $0.01 PAR VALUE	24,371,657 SHARES
(Class)	Outstanding as of May 2, 2001

DIGITAL RIVER, INC.

Form 10-Q

PART I.            FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

DIGITAL RIVER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	March 31,	December 31,
	2001	2000
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,708	$16,920
Short-term investments	6,000	14,977
Accounts receivable, net	6,316	4,903
Prepaid expenses and other	1,288	1,123
Total current assets	40,312	37,923

PROPERTY AND EQUIPMENT, NET	14,423	13,570
GOODWILL, NET AND OTHER ASSETS	23,778	17,910

	$78,513	$69,403

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$19,131	$14,339
Accrued payroll	2,248	2,287
Deferred revenue	1,631	1,833
Other current liabilities	2,621	2,426

Total current liabilities	25,631	20,885
STOCKHOLDERS’ EQUITY:
Preferred Stock, $.01 par value; 5,000,000 shares
authorized; no shares issued and outstanding	--	--
Common Stock, $.01 par value; 60,000,000 shares authorized;
24,362,488 and 22,275,317 shares issued and outstanding	244	223
Additional paid-in capital	142,905	132,403
Deferred compensation	(131)	(194)
Accumulated deficit	(90,136)	(83,914)
Total stockholders’ equity	52,882	48,518

	$78,513	$69,403

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data; Unaudited)

	Three Months Ended March 31,

	2001	2000

REVENUE	$13,047	$6,883

COSTS AND EXPENSES (exclusive of
depreciation expense shown separately below):
Direct cost of services	557	295
Network and infrastructure	2,964	1,790
Sales and marketing	6,785	6,479
Product research and development	2,469	3,664
General and administrative	1,097	1,234
Depreciation and amortization	1,120	703
Amortization of goodwill and acquisition related costs	4,644	5,394

Total costs and expenses	19,636	19,559
LOSS FROM OPERATIONS	(6,589)	(12,676)

INTEREST INCOME	348	685

Net loss	$(6,241)	$(11,991)

Basic and diluted net loss per share	$(.28)	$(.58)

Basic and diluted weighted average common shares outstanding	22,482	20,775
See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands; Unaudited)

	Three Months Ended March 31,
	2001	2000

OPERATING ACTIVITIES:
Net loss	$(6,241)	$(11,991)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of goodwill and acquisition related costs	4,644	5,394
Depreciation and amortization	1,120	703
Deferred compensation expense	57	150
Changes in assets and liabilities:
Accounts receivable and prepaid expense	(1,578)	579
Accounts payable	4,792	931
Other current liabilities and deferred revenue	(286)	761
Net cash provided by (used in) operating activities	2,508	(3,473)

INVESTING ACTIVITIES:
Purchases of investments	—	(12,065)
Proceeds from sales of investments	9,000	23,500
Purchases of equipment	(1,549)	(4,027)
Acquisitions, net of cash received	(307)	—
Patent acquisition costs	(7)	(16)

Net cash provided by investing activities	7,137	7,392

FINANCING ACTIVITIES:
Sales of Common Stock	143	3,345
Net cash provided by financing activities	143	3,345
Net increase in cash and cash equivalents	9,788	7,264

CASH AND CASH EQUIVALENTS, beginning of period	16,920	15,120
CASH AND CASH EQUIVALENTS, end of period	$26,708	$22,384
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Issuance of Common Stock in connection with acquisitions and related earn-out payments	$10,386	$3,093

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.          BASIS OF PRESENTATION:

             The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company’s consolidated financial position, results of operations and cash flows for the periods presented.  These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.  The results of operations for the period ended March 31, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2001.  The December 31, 2000 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.          PRINCIPLES OF CONSOLIDATION:

             The condensed consolidated financial statements include the accounts of Digital River, Inc. and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated.

3.          NET LOSS PER SHARE:

             Basic loss per share is computed using the weighted-average number of common shares outstanding excluding contingently issuable or returnable shares, and diluted loss per share is computed using the weighted-average number of common shares outstanding and dilutive potential common shares outstanding.  As a result of the losses incurred by the Company for the three months ended March 31, 2001 and 2000, respectively, all potential common shares were anti-dilutive and were excluded from the diluted net loss per share calculations.

             The following table summarizes securities outstanding as of each period end which were not included in the calculation of diluted net loss per share since their inclusion would be anti-dilutive:

	March 31,	March 31,
	2001	2000
Common Stock warrants	356,087	357,753
Common Stock options	7,165,665	3,685,251

4.          ACQUISITIONS AND EARN-OUT ARRANGEMENTS:

             In March 2001, the Company purchased the Market Maker assets of Calico Commerce, Inc. ("Calico") in exchange for 1,630,368 shares of Common Stock valued at $8,468,000 plus direct expenses.  The assets purchased consisted of equipment, intellectual property and non-competition agreements.  The Company will amortize goodwill and non-competition agreements over a three year period.  Under the agreement, Calico also has an earn-out arrangement whereby it can earn up to an additional 2,971,347 shares of Common Stock upon attaining certain business goals for a period of 13 months following the acquisition.

             NetSales, Inc., from whom the Company purchased certain assets in August 2000, received an earn-out payment of 84,000 shares of Common Stock valued at $404,000 in March 2001.  The Company recorded such amount as additional goodwill and will amortize this amount on a straight-line basis through August 2002.

             The former owners of Maagnum Internet Group, Inc., a company purchased by the Company in April 1999, received earn-out payments of 314,531 shares of Common Stock valued at $1,514,000 in March 2001 and 124,349 shares of Common Stock valued at $3,093,000 in March 2000.  The Company charged such amount to compensation expense and this is included as amortization of goodwill and acquisition related costs in the accompanying Condensed Consolidated Statements of Operations.  This amount would have increased general and administrative expense had it been reported outside of that caption.

             The following unaudited pro forma condensed results of operations for the three months ended March 31, 2001 and 2000 has been prepared as if each of the acquisitions had occurred on January 1, 2000:

	Three Months Ended March 31,
	2001	2000
	(in thousands)
Revenue	$15,012	$9,931
Loss from operations	(9,217)	(21,265)
Net loss	(8,869)	(20,580)
Basic and diluted loss per share	$(0.37)	$(0.88)

             This financial information does not purport to represent results that would actually have been obtained if the transactions had been in effect on January 1, 2000 or any future results that may in fact be realized.

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

	Software and Digital	E-Business	Unallocated
THREE MONTHS ENDED	Commerce Services	Services	Corporate
MARCH 31, 2001:	Division	Division	Items	Consolidated
		(in thousands)

Revenue	$10,512	$2,535	$—	$13,047
Gross profit	7,803	1,723	—	9,526
Income (loss) from operations	1,649	(2,474)	(5,764)	(6,589)
Net income (loss)	1,649	(2,474)	(5,416)	(6,241)
Total assets	17,539	8,012	52,962	78,513

	Software and Digital	E-Business	Unallocated
THREE MONTHS ENDED	Commerce Services	Services	Corporate
MARCH 31, 2000:	Division	Division	Items	Consolidated
		(in thousands)

Revenue	$6,130	$753	$—	$6,883
Gross profit	4,467	331	—	4,798
Loss from operations	(1,755)	(4,824)	(6,097)	(12,676)
Net loss	(1,755)	(4,824)	(5,412)	(11,991)
Total assets	11,879	4,176	67,539	83,594

6.          SUBSEQUENT EVENTS

             In April 2001, the Company announced a share repurchase program of up to $5.0 million of its outstanding shares of Common Stock.  Repurchases will be at the Company's discretion, based on ongoing assessments of the capital needs of the business and the market price of its shares of Common Stock. No time limit was set for completion of the repurchase program.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             THE COMPANY NOTES THAT, EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED BELOW CONTAIN FORWARD-LOOKING STATEMENTS WHICH INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY, OR INDUSTRY RESULTS, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS.  THE COMPANY EXPRESSLY DISCLAIMS ANY OBLIGATION TO UPDATE THIS INFORMATION OR PUBLICLY RELEASE ANY REVISION OR REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS REPORT.  SUCH FACTORS INCLUDE, AMONG OTHERS:  THE COMPANY’S LIMITED OPERATING HISTORY AND VARIABILITY OF OPERATING RESULTS, EXPECTATION OF FUTURE LOSSES, RISKS ASSOCIATED WITH ELECTRONIC SOFTWARE DELIVERY, DEPENDENCE ON THE INTERNET AND GROWTH IN ELECTRONIC COMMERCE AND INTERNET INFRASTRUCTURE DEVELOPMENT, DEPENDENCE ON SOFTWARE PUBLISHERS, DEPENDENCE ON ONLINE RETAILERS, SYSTEM DEVELOPMENT AND ELECTRONIC COMMERCE SECURITY RISKS, RAPID TECHNOLOGICAL CHANGES, COMPETITION IN THE ELECTRONIC COMMERCE INDUSTRY, THE IMPORTANCE OF ATTRACTING AND RETAINING PERSONNEL, MANAGEMENT OF THE COMPANY’S GROWTH, INTEGRATION OF ACQUIRED COMPANIES, DEPENDENCE ON KEY EMPLOYEES AND OTHER RISK FACTORS REFERENCED IN THE COMPANY’S FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000.

OVERVIEW

             The Company is a leading provider of comprehensive electronic commerce outsourcing solutions.  The Company was incorporated in February 1994 and commenced offering products for sale through its clients’ Web stores in August 1996.  From inception through August 1996, the Company had no sales, and its activities related primarily to the development of its Commerce Network Server (“CNS”) technology related to electronic commerce.  In 1996, the Company began to focus its business development efforts on the software industry, building its inventory of software products through contracts with software publishers.  In 1997, the Company began to develop software distribution relationships through contracts with online retailers.  As of March 31, 2001, the Company had approximately 8,000 software publisher clients and online retailer clients that are served by the Software and Digital Commerce Services Division.  In late 1998, the Company began to offer its comprehensive electronic commerce outsourcing services in the form of a transaction fee-based e-commerce service to clients outside of the software industry.  As of March 31, 2001, the Company had 53 client contracts under its E-Business Services Division.

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

             The Company has a limited operating history upon which investors may evaluate its business and prospects.  Since inception, the Company has incurred significant losses, and as of March 31, 2001, had an accumulated deficit of approximately $90.1 million.  The Company intends to expend financial and management resources on the development of additional services, sales and marketing, technology and operations to support larger-scale operations and greater service offerings, particularly with respect to the E-Business Services division.  As a result, the Company expects to incur additional losses and continued negative cash flow from operations for at least the next two quarters.  There can be no assurance that the Company’s revenue will increase or even continue at their current level or that the Company will achieve or maintain profitability or generate cash from operations in future periods.  The Company’s prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as electronic commerce.  To address these risks, the Company must, among other things, maintain existing and develop new relationships with software publishers, online retailers and E-Business Services clients, implement and successfully execute its business and marketing strategy, continue to develop and upgrade its technology and transaction-processing systems, provide superior customer service and order fulfillment, respond to competitive developments, and attract, retain and motivate qualified personnel.  There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so would have a material adverse effect on the Company’s business, financial condition and results of operations.  The Company’s current and future expense levels are based largely on its planned operations and estimates of future revenue.  Revenue and operating results generally depend on the volume and timing of orders received, which are difficult to forecast.  The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.  Accordingly, any significant shortfall in revenue would have an immediate adverse effect on the Company’s business, financial condition and results of operations.  In view of the rapidly evolving nature of the Company’s business and its limited operating history, the Company is unable to accurately forecast its revenue and believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

RESULTS OF OPERATIONS

             The following table sets forth certain items from the Company’s consolidated condensed statements of operations as a percentage of total revenues for the periods indicated.

	Three Months Ended March 31,
	2001	2000

Revenue	100.0%	100.0%
Operating expenses:
Direct cost of services	4.3	4.3
Network and infrastructure	22.7	26.0
Sales and marketing	52.0	94.1
Product research and development	18.9	53.3
General and administrative	8.4	17.9
Depreciation and amortization	8.6	10.2
Amortization of goodwill and other acquisition related costs	35.6	78.4

Total operating expenses	150.5	284.2

Loss from operations	(50.5)	(184.2)

Interest income, net	2.7	10.0

Net loss	(47.8)%	(174.2)%

REVENUE

             Revenue increased to $13.0 million for the quarter ended March 31, 2001 from $6.9 million for the quarter ended March 31, 2000.  Revenue for the Software and Digital Commerce Services segment increased to $10.5 million for the quarter ended March 31, 2001 from $6.1 million for the quarter ended March 31, 2000.  The increase was a result of significant growth in the number of the Company’s software publisher and online retailer clients as well as increasing market acceptance of electronic software delivery.  Revenue for the E-Business Services segment increased to $2.5 million for the quarter ended March 31, 2001 from $753,000 for the quarter ended March 31, 2000.  This increase resulted from the addition of new clients contracted and ongoing fees earned on existing clients.  International sales within the Software and Digital Commerce Services segment represented approximately 21% of revenue for each of the three months ended March 31, 2001 and 2000.  There was no international revenue in the E-Business Services segment.

GROSS PROFIT

             Cost of revenue, which consists of direct cost of services and network and infrastructure (both shown net of depreciation expense), increased to $3.5 million in the quarter ended March 31, 2001 from $2.1 million in the quarter ended March 31, 2000.  The gross profit margin for the Software and Digital Commerce Services segment rose slightly in the quarter ended March 31, 2001 to 74.2% from 72.9% for the quarter ended March 31, 2000.  The gross profit margin for the E-Business Services segment increased in the quarter ended March 31, 2001 to 67.9% from 44.0% for the quarter ended March 31, 2000 due in part to leveraging fixed cost infrastructure and better margins on service fees for implementing client contracts.  The Company believes that Internet commerce and related services could become more competitive in the future.  Accordingly, the Company may reduce or alter its pricing structure and policies in the future and any such change could reduce gross margins.

SALES AND MARKETING

             Sales and marketing expense increased to $6.8 million in the quarter ended March 31, 2001 from $6.5 million in the quarter ended March 31, 2000.  The sales and marketing expense for the Software and Digital Commerce Services segment increased to $4.4 million in the quarter ended March 31, 2001 from $3.8 million for the quarter ended March 31, 2000.  The increase resulted from an increase in credit card fees and chargeback costs of $1.0 million which were partially offset by a decrease in advertising and marketing expense.  The sales and marketing expense for the E-Business Services segment decreased to $2.4 million in the quarter ended March 31, 2001 from $2.7 million for the quarter ended March 31, 2000.  This decrease resulted from a decrease in advertising and marketing expense of $611,000 which was partially offset by an increase in personnel costs.  As a percentage of revenue, sales and marketing expense decreased to 52.0% in the quarter ended March 31, 2001 from 94.1% in the quarter ended March 31, 2000, primarily reflecting the Company’s increased revenue volume.  The Company expects that sales and marketing expense will continue to increase in absolute dollars as the Company continues to build its sales and marketing infrastructure and develop marketing programs.

PRODUCT RESEARCH AND DEVELOPMENT

             Product research and development expense decreased to $2.5 million in the quarter ended March 31, 2001 from $3.7 million in the quarter ended March 31, 2000.  The product research and development expense for the Software and Digital Commerce Services segment decreased to $1.0 million in the quarter ended March 31, 2001 from $1.8 million for the quarter ended March 31, 2000.  The decrease resulted from a decrease in consulting fees of $784,000.  The product research and development expense for the E-Business Services segment decreased to $1.5 million in the quarter ended March 31, 2001 from $1.9 million for the quarter ended March 31, 2000.  This decrease resulted from a decrease in consulting fees of $657,000, which was partially offset by an increase in personnel costs. As a percentage of revenue, product research and development expense decreased to 18.9% in the quarter ended March 31, 2001 from 53.3% in the quarter ended March 31, 2000, primarily reflecting the Company’s increased revenue volume and decreased consulting expense.  The Company believes that continued investment in product research and development is critical to attaining its strategic objectives and, and as a result, expects product research and development expenses will continue to increase in absolute dollars.  As a percentage of revenue, these expenses are expected to decrease as revenue increases.

GENERAL AND ADMINISTRATIVE

             General and administrative expense decreased to $1.1 million in the quarter ended March 31, 2001 from $1.2 million in the quarter ended March 31, 2000.  As a percentage of sales, general and administrative expense decreased to 8.4% in the quarter ended March 31, 2001 from 17.9% in the quarter ended March 31, 2000, reflecting the Company’s revenue growth.  The Company expects general and administrative expense to increase in absolute dollars in the future, particularly as the Company continues to build infrastructure to support growth and incurs costs associated with being a public company.  As a percentage of revenue, these expenses are expected to decrease as revenue increases.

AMORTIZATION OF GOODWILL AND OTHER ACQUISITION RELATED COSTS

             Amortization of goodwill and other acquisition-related costs decreased in the quarter ended March 31, 2001 from the quarter ended March 31, 2000 primarily due to an earn-out payment of approximately $3.1 million that occurred in 2000 which was partially offset by earn-out payments in 2001 of $1.5 million and additional amortization of goodwill from two acquisitions.

INTEREST INCOME

             Interest income consists of earnings on the Company’s cash, cash equivalents and investments.  The decrease from the prior period was attributable to lower cash and investment balances in 2001.  The Company expects interest income to decrease in the future as cash is used to fund operations and is used for investments in infrastructure.

INCOME TAXES

             The Company paid no income taxes in any reported period.  The Company has incurred a net loss for each period since inception.  As of March 31, 2001, the Company had approximately $80.0 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2009.  Due to the uncertainty of future profitability, a valuation allowance equal to the deferred tax asset has been recorded.  Certain changes in ownership that resulted from the sales of Common and Preferred Stock will limit the future annual realization of the tax net operating loss carryforwards to a specified percentage under Section 382 of the Internal Revenue Code.

LIQUIDITY AND CAPITAL RESOURCES

             In the first three months of 2001, the Company’s operations generated $2.4 million of cash due to payables growth, less receivables growth, exceeding the $420,000 cash loss from operations.  The Company used $1.9 million to pay for additions of equipment and software and for acquisition expenses.  The Company sold $9.0 million in investments.  In the same period for 2000, the Company used $3.5 million of cash to fund operations, $4.0 million for additions of equipment and software and generated cash by selling $23.5 million in investments, which was partially offset by $12.1 million in purchases of investments, and through stock and warrant exercises totaling $3.3 million.

             As of March 31, 2001, the Company had $26.7 million of cash and cash equivalents and $6.0 million of short-term investments.  The Company’s principal commitments consisted of obligations outstanding under operating leases.  Although the Company has no material commitments for capital expenditures, it anticipates continued capital expenditures consistent with its anticipated growth in operations, infrastructure and personnel.  The Company anticipates that it will expend approximately $20.0 million over the next 21 months on capital expenditures based on the Company’s current anticipated growth rate.  The Company further anticipates that it will expend approximately $17.0 million over the next 21 months on product development based on the Company’s current anticipated growth rate in operations.  The Company may also use cash to acquire or license technology, products or businesses related to the Company’s current business.  The Company also anticipates that it will continue to experience growth in its operating expenses for the foreseeable future and that its operating expenses will be a material use of the Company’s cash resources.

             The Company believes that existing sources of liquidity and the results of its operations will provide adequate cash to fund its operations for at least the next 21 months, although the Company may seek to raise additional capital during that period.

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

PART II.           OTHER INFORMATION

ITEM 2.            CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)         On March 20, 2001, pursuant to an Asset Purchase Agreement dated as of March 20, 2001 (the “Purchase Agreement”) by and among the Company, Calico Commerce, Inc. (“Calico”) and ConnectInc.com, Co., a wholly owned subsidiary of Calico (“ConnectInc”), the Company purchased those assets and assumed those liabilities of ConnectInc related to ConnectInc’s Market Maker business, in exchange for 1,630,368 shares of Common Stock of the Company.  The Purchase Agreement includes a contingent earnout whereby ConnectInc can receive additional shares of Common Stock of the Company based upon the revenue generated by the Market Maker product, from sales by Digital River and Calico, over the 13 months following the closing.

The former owners of Maagnum Internet Group, Inc., a company purchased by the Company in April 1999, received earn-out payments of 314,531 shares of Common Stock of the Company valued at $1,514,000 in March 2001.

NetSales, Inc., from whom the Company purchased certain assets in August 2000, received an earn-out payment of 84,000 shares of Common Stock of the Company valued at $404,000 in March 2001.

The issuance and sale of the unregistered securities in the transactions described above were deemed to be exempt from the registration and prospectus delivery requirements under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Section 4(2) of the Securities Act, Regulation D promulgated thereunder, Regulation S promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions by an issuer not involving any public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in such transactions. All recipients had adequate access, through their relationship with the Company, to information about Digital River.

 ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(A)       EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENTS
2.1(1)	Asset Purchase Agreement, dated March 20, 2001, by and among the Company, Calico Commerce, Inc. and ConnectInc.com, Co.
3.1(2)	Amended and Restated Certificate of Incorporation, as currently in effect
3.2(3)	Amended and Restated Bylaws of the Company, as currently in effect
4.1(2)	Specimen Common Stock Certificate
10.1(1)	Voting Agreement, dated March 20, 2001, by and among the Company, Calico Commerce, Inc. and ConnectInc.com, Co.
11.1(4)	Statement of Computation of Per Share Earnings
(1)	Incorporated by reference to the indicated exhibit in the Company’s Current Report on Form 8-K filed on March 26, 2001.
(2)	Incorporated by reference to the indicated exhibit in the Company’s Registration Statement on Form S-1, File No. 333-56787, declared effective on August 11, 1998.
(3)	Incorporated by reference to the indicated exhibit in the Company’s Annual Report on Form 10-K filed on March 27, 2001.
(4)	See Note 4 to Condensed Consolidated Financial Statements.

 (B)       REPORTS ON FORM 8-K

             The Company filed one current report on Form 8-K during the quarter ended March 31, 2001.  The report was filed on March 20, 2001.  It reported the Company’s acquisition on March 20, 2001 of the assets and liabilities of ConnectInc related to ConnectInc’s Market Maker business.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2001	DIGITAL RIVER, INC.

By: /s/ Robert E. Strawman
Robert E. Strawman
Chief Financial Officer
(Principal Financial and Accounting
Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENTS
2.1(1)	Asset Purchase Agreement, dated March 20, 2001, by and among the Company, Calico Commerce, Inc. and ConnectInc.com, Co.
3.1(2)	Amended and Restated Certificate of Incorporation, as currently in effect
3.2(3)	Amended and Restated Bylaws of the Company, as currently in effect
4.1(2)	Specimen Common Stock Certificate
10.1(1)	Voting Agreement, dated March 20, 2001, by and among the Company, Calico Commerce, Inc. and ConnectInc.com, Co.
11.1(4)	Statement of Computation of Per Share Earnings
(1)	Incorporated by reference to the indicated exhibit in the Company’s Current Report on Form 8-K filed on March 26, 2001.
(2)	Incorporated by reference to the indicated exhibit in the Company’s Registration Statement on Form S-1, File No. 333-56787, declared effective on August 11, 1998.
(3)	Incorporated by reference to the indicated exhibit in the Company’s Annual Report on Form 10-K filed on March 27, 2001.
(4)	See Note 4 to Condensed Consolidated Financial Statements.