Form 10-Q
period 2001-06-30
DIGITAL RIVER INC /DE
filed 2001-08-14
CIK 1062530

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____ TO _____

Commission file number 000-24643

DIGITAL RIVER, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	41-1901640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

             Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

COMMON STOCK, $0.01 PAR VALUE	24,453,774 SHARES

(Class)	Outstanding as of August 6, 2001

DIGITAL RIVER, INC.

Form 10-Q

PART I.            FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

DIGITAL RIVER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	June 30,	December 31,
	2001	2000

	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,113	$16,920
Short-term investments	6,000	14,977
Accounts receivable, net	6,744	4,903
Prepaid expenses and other	989	1,123

Total current assets	35,846	37,923
PROPERTY AND EQUIPMENT, NET	14,849	13,570
GOODWILL AND OTHER INTANGIBLES, NET AND OTHER ASSETS	19,936	17,910

	$70,631	$69,403

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,935	$14,339
Accrued payroll	2,386	2,287
Deferred revenue	1,813	1,833
Other current liabilities	2,547	2,426

Total current liabilities	22,681	20,885

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $.01 par value; 60,000,000 shares authorized; 24,453,774 and 22,275,317 shares issued and outstanding	245	223
Additional paid-in capital	142,996	132,403
Deferred compensation	(93)	(194)
Accumulated deficit	(95,198)	(83,914)

Total stockholders’ equity	47,950	48,518

	$70,631	$69,403

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data; Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

REVENUE	$13,055	$6,635	$26,102	$13,518

COSTS AND EXPENSES (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	655	275	1,212	570
Network and infrastructure	2,494	1,957	5,458	3,747
Sales and marketing	6,480	6,965	13,265	13,444
Product research and development	2,729	4,429	5,198	8,093
General and administrative	1,005	1,222	2,102	2,456
Depreciation and amortization	1,177	640	2,297	1,343
Amortization of goodwill and other intangibles and acquisition related costs	3,839	4,334	8,483	9,728

Total costs and expenses	18,379	19,822	38,015	39,381

LOSS FROM OPERATIONS	(5,324)	(13,187)	(11,913)	(25,863)

INTEREST INCOME	262	554	610	1,239

Net loss	$(5,062)	$(12,633)	$(11,303)	$(24,624)

Basic and diluted net loss per share	$(0.21)	$(0.60)	$(0.48)	$(1.18)

Basic and diluted weighted average common shares outstanding	24,383	21,100	23,432	20,937

             See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands; Unaudited)

	Six Months Ended
	June 30,

	2001	2000

OPERATING ACTIVITIES:
Net loss	$(11,303)	$(24,624)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill and other intangibles amortization and acquisition related costs	8,483	7,695
Depreciation and amortization	2,297	1,343
Deferred compensation expense	101	255
Changes in assets and liabilities:
Accounts receivable and prepaid expense	(1,707)	(651)
Accounts payable	1,596	(843)
Other current liabilities and deferred revenue	(55)	4,731

Net cash used in operating activities	(588)	(12,094)

INVESTING ACTIVITIES:
Purchases of investments	—	(12,065)
Proceeds from sales of investments	9,000	36,449
Purchases of equipment	(3,140)	(6,601)
Acquisitions, net of cash received	(307)	—
Patent acquisition costs	(7)	(21)

Net cash provided by investing activities	5,546	17,762

FINANCING ACTIVITIES:
Sales of Common Stock	460	3,538
Repurchase of Common Stock	(225)	—

Net cash provided by financing activities	235	3,538

Net increase in cash and cash equivalents	5,193	9,206
CASH AND CASH EQUIVALENTS, beginning of period	16,920	15,120

CASH AND CASH EQUIVALENTS, end of period	$22,113	$24,326

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Issuance of Common Stock in connection with acquisitions and related earn-out payments	$10,386	$3,093

             See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.          BASIS OF PRESENTATION:

             The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company’s consolidated financial position, results of operations and cash flows for the periods presented.  These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.  The results of operations for the three and six  months ended June 30, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2001.  The December 31, 2000 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.          PRINCIPLES OF CONSOLIDATION:

             The condensed consolidated financial statements include the accounts of Digital River, Inc. and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated.

3.          RECENT ACCOUNTING PRONOUNCEMENTS:

             On June 29, 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, goodwill will no longer be subject to amortization. Management is currently reviewing the provisions of these Statements and their impact on the Company's results of operations.

4.          NET LOSS PER SHARE:

             Basic loss per share is computed using the weighted-average number of common shares outstanding excluding contingently issuable or returnable shares, and diluted loss per share is computed using the weighted-average number of common shares outstanding and dilutive potential common shares outstanding.  As a result of the losses incurred by the Company for the three and six months ended June 30, 2001 and 2000, all potential common shares were anti-dilutive and were excluded from the diluted net loss per share calculations.

             The following table summarizes securities outstanding as of each period end which were not included in the calculation of diluted net loss per share since their inclusion would be anti-dilutive:

	June 30,	June 30,
	2001	2000

Common Stock warrants	356,087	356,087
Common Stock options	7,181,976	3,479,032

5.             ACQUISITIONS AND EARN-OUT ARRANGEMENTS:

                In March 2001, the Company purchased the Market Maker assets of Calico Commerce, Inc. (Calico) in exchange for 1,630,368 shares of Common Stock valued at $8,468,000 plus direct expenses.  The value of the Common Stock was determined by taking the average of the closing market price for the five days before and five days after the acquisition terms were agreed to and announced.  The assets purchased consisted of equipment, intellectual property and non-competition agreements.  The Company will amortize goodwill, other intangibles and non-competition agreements over a three-year period.  Under the agreement, Calico also has an earn-out arrangement whereby it can earn up to an additional 2,971,347 shares of Common Stock upon attaining certain business goals for a period of 13 months following the acquisition.

             NetSales, Inc., from whom the Company purchased certain assets in August 2000, received an earn-out payment of 84,000 shares of Common Stock valued at $404,000 in March 2001.  The Company recorded such amount as additional goodwill and will amortize this amount on a straight-line basis through August 2002.

             The former owners of Maagnum Internet Group, Inc., a company purchased by the Company in April 1999, received earn-out payments of 314,531 shares of Common Stock valued at $1,514,000 in March 2001 and 124,349 shares of Common Stock valued at $3,093,000 in March 2000.  The Company charged such amounts to compensation expense and included this amount as amortization of goodwill and other intangibles and acquisition related costs in the accompanying Condensed Consolidated Statements of Operations.  This amount would have increased general and administrative expense had it been reported outside of that caption.

             The following unaudited pro forma condensed results of operations for the six months ended June 30, 2001 and 2000 have been prepared as if each of the acquisitions occurred on January 1, 2000:

	Six Months Ended
	June 30,

	2001	2000

	(In Thousands )
Revenue	$28,067	$19,332
Loss from operations	(14,538)	(35,469)
Net loss	(13,928)	(34,230)
Basic and diluted loss per share	$(0.58)	$(1.45)

             This financial information does not purport to represent results that would actually have been obtained if the transactions had been in effect on January 1, 2000 or any future results that may in fact be realized.

6.          SHARE REPURCHASE PROGRAM

             In April 2001, the Company announced a share repurchase program of up to $5.0 million of its outstanding shares of Common Stock.  Repurchases will be at the Company’s discretion based on ongoing assessments of the capital needs of the business and the market price of its shares.  No time limit was set for completion of the repurchase program.

7.          SEGMENT INFORMATION:

             The Company has two operating segments, Software and Digital Commerce Services and E-Business Services, which have been identified as components of the Company that are reviewed regularly by management to determine resource allocation and assess performance.  Unallocated corporate items consist of depreciation, amortization of goodwill and other intangibles and acquisition related costs, and interest income for operational results and consist of certain cash, investments and goodwill and other intangibles for total assets.  Segment information is as follows:

	Software and Digital	E-Business	Unallocated
THREE MONTHS ENDED	Commerce Services	Services	Corporate
JUNE 30, 2001:	Division	Division	Items	Consolidated

	(in thousands)
Revenue	$9,461	$3,594	$—	$13,055
Gross profit (excludes depreciation and amortization expense)	7,368	2,539	—	9,907
Income (loss) from operations	1,551	(1,859)	(5,016)	(5,324)
Net income (loss)	1,551	(1,859)	(4,754)	(5,062)
Total assets	18,141	8,277	44,213	70,631

	Software and Digital	E-Business	Unallocated
THREE MONTHS ENDED	Commerce Services	Services	Corporate
JUNE 30, 2000:	Division	Division	Items	Consolidated

	(in thousands)
Revenue	$5,478	$1,157	$—	$6,635
Gross profit (excludes depreciation and amortization expense)	3,730	673	—	4,403
Loss from operations	(2,551)	(5,662)	(4,974)	(13,187)
Net loss	(2,551)	(5,662)	(4,420)	(12,633)
Total assets	14,109	5,304	54,041	73,454

	Software and Digital	E-Business	Unallocated
SIX MONTHS ENDED	Commerce Services	Services	Corporate
JUNE 30, 2001:	Division	Division	Items	Consolidated

	(in thousands)
Revenue	$19,973	$6,129	$—	$26,102
Gross profit (excludes depreciation and amortization expense)	15,171	4,261	—	19,432
Income (loss) from operations	3,200	(4,333)	(10,780)	(11,913)
Net income (loss)	3,200	(4,333)	(10,170)	(11,303)

	Software and Digital	E-Business	Unallocated
SIX MONTHS ENDED	Commerce Services	Services	Corporate
JUNE 30, 2000:	Division	Division	Items	Consolidated

	(in thousands)
Revenue	$11,608	$1,910	$—	$13,518
Gross profit (excludes depreciation and amortization expense)	8,197	1,003	—	9,200
Loss from operations	(4,306)	(10,486)	(11,071)	(25,863)
Net loss	(4,306)	(10,486)	(9,832)	(24,624)

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

OVERVIEW

             The Company is a leading provider of comprehensive electronic commerce outsourcing solutions.  The Company was incorporated in February 1994 and commenced offering products for sale through its clients’ Web stores in August 1996.  From inception through August 1996, the Company had no sales, and its activities related primarily to the development of its Commerce Network Server (“CNS”) technology related to electronic commerce.  In 1996, the Company began to focus its business development efforts on the software industry, building its inventory of software products through contracts with software publishers.  In 1997, the Company began to develop software distribution relationships through contracts with online retailers.  As of June 30, 2001, the Company had approximately 8,000 software publisher clients and online retailer clients that are served by the Software and Digital Commerce Services Division.  In late 1998, the Company began to offer its comprehensive electronic commerce outsourcing services in the form of a transaction fee-based e-commerce service to clients outside of the software industry.  As of June 30, 2001, the Company had 92 individual client contracts, plus multiple sites resulting from single contracts and Market Maker installations under its E-Business Services Division.

             The Company derives its revenue primarily from transaction and service fees associated with the e-commerce services that the Company provides to its clients.  These services include Web commerce hosting, transaction processing, digital and physical fulfillment services, fraud screening, customer service and merchandising and analytical marketing services.  The Company acts as the merchant of record on the majority of the transactions processed and has contractual relationships with its clients, primarily software publishers and online retailers, which obligate the Company to pay to the client a specified percentage of each sale.  The Company retains its transaction fee and also charges for various service fees.  The Company also derives revenue from fees charged to use its software, integration, development and consulting services provided to its clients.  This revenue is recognized as services are performed, except for software usage fee and certain integration and development fees, which are recognized evenly over the term of the contract.

             The Company has a limited operating history upon which investors may evaluate its business and prospects.  Since inception, the Company has incurred significant losses, and as of June 30, 2001, had an accumulated deficit of approximately $95.2 million.  The Company intends to expend financial and management resources on the development of additional services, sales and marketing, technology and operations to support larger-scale operations and greater service offerings, particularly with respect to the E-Business Services division.  As a result, the Company expects to incur additional losses and continued negative cash flow from operations for at least the next quarter.  There can be no assurance that the Company’s revenue will increase or even continue at their current level or that the Company will achieve or maintain profitability or generate cash from operations in future periods.  The Company’s prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as electronic commerce.  To address these risks, the Company must, among other things, maintain existing and develop new relationships with software publishers, online retailers and E-Business Services clients, implement and successfully execute its business and marketing strategy, continue to develop and upgrade its technology and transaction-processing systems, provide superior customer service and order fulfillment, respond to competitive developments, and attract, retain and motivate qualified personnel.  There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so would have a material adverse effect on the Company’s business, financial condition and results of operations.  The Company’s current and future expense levels are based largely on its planned operations and estimates of future revenue.  Revenue and operating results generally depend on the volume and timing of orders received, which are difficult to forecast.  The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.  Accordingly, any significant shortfall in revenue would have an immediate adverse effect on the Company’s business, financial condition and results of operations.  The Company is also likely to continue to see revenue in it’s Software and Digital Commerce Services Division fluctuate on a seasonal basis that is typical for the software publishing market in general.  The Company believes that its fiscal first and fourth quarters are seasonally stronger than its second and third quarters due to the timing of demand for tax preparation software and the Christmas selling period.  In addition, it is the Company’s belief that software publishers avoid new product releases in the summer months.  In view of the rapidly evolving nature of the Company’s business and its limited operating history, the Company is unable to accurately forecast its revenue and believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

RESULTS OF OPERATIONS

             The following table sets forth certain items from the Company’s condensed consolidated statements of operations as a percentage of total revenue for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenue	100.0%	100.0%	100.0%	100.0%

Costs and expenses (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	5.0	4.1	4.6	4.2
Network and infrastructure	19.1	29.5	20.9	27.7
Sales and marketing	49.6	105.0	50.8	99.4
Product research and development	20.9	66.8	19.9	59.9
General and administrative	7.7	18.4	8.1	18.2
Depreciation	9.0	9.6	8.8	9.9
Amortization of goodwill and other intangibles and acquisition related costs	29.5	65.3	32.5	72.0

Total costs and expenses	140.8	298.7	145.6	291.3

Loss from operations	(40.8)	(198.7)	(45.6)	(191.3)

Interest income	2.0	8.3	2.3	9.2

Net loss	(38.8)%	(190.4)%	(43.3)%	(182.1)%

REVENUE

             Revenue increased to $13.1 million for the quarter ended June 30, 2001 from $6.6 million for the quarter ended June 30, 2000 and increased to $26.1 million for the six months ended June 30, 2001, up from $13.5 million for the same period of 2000.  Revenue for the Software and Digital Commerce Services division increased to $9.5 million for the quarter ended June 30, 2001 from $5.5 million for the quarter ended June 30, 2000 and increased to $20.0 million for the six months ended June 30, 2001, up from $11.6 million for the same period of 2000.  The increase in both the quarter and six-month periods was primarily a result of significant growth in the number of the Company’s software publisher and online retailer clients as well as increasing market acceptance of electronic software delivery.  Revenue for the E-Business Services division increased to $3.6 million for the quarter ended June 30, 2001 from $1.2 million for the quarter ended June 30, 2000 and increased to $6.1 million for the six months ended June 30, 2001, up from $1.9 million for the same period of 2000.  This increase resulted from the addition of new clients contracted and ongoing fees earned on existing clients.

             International sales within the Software and Digital Commerce Services division represented approximately 23% and 24% of divisional revenue for the quarters ended June 30, 2001 and 2000, respectively, and 22% and 24% of total revenue for the six-month periods ended June 30, 2001 and 2000, respectively.  International sales within the E-Business Services division represented approximately 21% and 12% of divisional revenue for the quarter and six months ended June 30, 2001.  There was no international revenue in the E-Business Services division during 2000.

GROSS PROFIT

             Cost of revenue, which consists of direct cost of services and network and infrastructure costs (both shown exclusive of depreciation and amortization expense), increased to $3.1 million in the quarter ended June 30, 2001 from $2.2 million in the quarter ended June 30, 2000 and increased to $6.7 million for the six months ended June 30, 2001, up from $4.3 million for the same period of 2000.  The gross profit margin for the Software and Digital Commerce Services division rose in the quarter ended June 30, 2001 to 77.9% from 68.1% for the quarter ended June 30, 2000 and rose in the six months ended June 30, 2001 to 76.0% from 70.6% for the same period of 2000.  The gross profit margin for the E-Business Services division increased in the quarter ended June 30, 2001 to 70.6% from 58.2% for the quarter ended June 30, 2000 and increased in the six months ended June 30, 2001 to 69.5% from 52.5% for the same period of 2000.  The increase in margin in both divisions in the current year quarter and six month periods is due in part to leveraging the fixed cost infrastructure and better margins on service fees for implementing client contracts.  The Company believes that Internet commerce and related services could become more competitive in the future.  Accordingly, the Company may reduce or alter its pricing structure and policies in the future and any such change could reduce gross margins.

SALES AND MARKETING

             Sales and marketing expense decreased to $6.5 million in the quarter ended June 30, 2001 from $7.0 million in the quarter ended June 30, 2000 and decreased to $13.3 million in the six months ended June 30, 2001, from $13.4 million in the same period of 2000.  Sales and marketing expense for the Software and Digital Commerce Services division increased to $3.9 million in the quarter ended June 30, 2001 from $3.8 million for the quarter ended June 30, 2000 and increased to $8.3 million in the six months ended June 30, 2001, from $7.5 million in the same period of 2000.  The main component of the increase in the current year quarter and six month periods was an increase in credit card fees, corresponding to the increase in revenue, partially offset by a decrease in advertising and marketing expense.  Sales and marketing expense for the E-Business Services division decreased to $2.6 million in the quarter ended June 30, 2001 from $3.2 million for the quarter ended June 30, 2000 and decreased to $5.0 million for the six months ended June 30, 2001, from $5.9 million in the same period of 2000.  This decrease in the current year quarter and six month periods resulted primarily from a decrease in advertising and marketing expense, partially offset by an increase in personnel costs.  As a percentage of revenue, sales and marketing expense was 49.6% and 50.8% in the quarter and six month periods ended June 30, 2001, respectively, compared to 105.0% and 99.4% for the same periods of 2000. The decrease as a percentage of revenue in the current year periods primarily reflects the Company’s increased revenue volume in 2001 over 2000.  The Company expects that sales and marketing expense will increase in absolute dollars over time as the Company continues to build its sales and marketing infrastructure and develop marketing programs.

PRODUCT RESEARCH AND DEVELOPMENT

             Product research and development expense decreased to $2.7 million in the quarter ended June 30, 2001 from $4.4 million in the quarter ended June 30, 2000 and decreased to $5.2 million in the six months ended June 30, 2001, compared to $8.1 million in the same period of 2000.  Product research and development expense for the Software and Digital Commerce Services division decreased to $1.2 million in the quarter ended June 30, 2001 from $1.6 million for the quarter ended June 30, 2000 and decreased to $2.2 million in the six months ended June 30, 2001, compared to $3.3 million in the same period of 2000.  Product research and development expense for the E-Business Services division decreased to $1.5 million in the quarter ended June 30, 2001 from $2.8 million for the quarter ended June 30, 2000 and decreased to $3.0 million in the six months ended June 30, 2001, compared to $4.8 million for the same period of 2000.  The decrease in product research and development expenses in both divisions in the current year quarter and six month periods is primarily due to a significant decrease in consulting fees.  As a percentage of revenue, product research and development expense was 20.9% and 19.9% in the quarter and six month periods ended June 30, 2001, respectively, compared to 66.8% and 59.9% for the same periods of 2000, primarily reflecting the Company’s increased revenue volume and decreased consulting expense.  The Company expects that product research and development expense will increase in absolute dollars over time as the Company invests in projects critical to attaining its strategic objectives.

GENERAL AND ADMINISTRATIVE

             General and administrative expense decreased to $1.0 million in the quarter ended June 30, 2001 from $1.2 million in the quarter ended June 30, 2000 and decreased to $2.1 million in the six months ended June 30, 2001, compared to $2.5 million in the same period of 2000.  As a percentage of revenue, general and administrative expense was 7.7% and 8.1% in the quarter and six month periods ended June 30, 2001, respectively, compared to 18.4% and 18.2% for the same periods of 2000, primarily reflecting the Company’s revenue growth.  The Company expects general and administrative expense to increase in absolute dollars in the future, particularly as the Company continues to build infrastructure to support its growth.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES AND ACQUISITION RELATED COSTS

             Amortization of goodwill and other intangibles and acquisition-related costs decreased in the quarter and six month periods ended June 30, 2001 compared to the same periods of 2000 primarily due to higher earn-out payments in the prior year offset by increased depreciation and intangible asset amortization in the periods ended June 30, 2001.

INTEREST INCOME

             Interest income consists of earnings on the Company’s cash, cash equivalents and investments.  The decrease from the prior period was attributable to lower cash and investment balances in 2001.  The Company expects interest income to decrease in the future as cash is used to fund operations and is used for investments in infrastructure.

INCOME TAXES

             The Company paid no income taxes in any reported period.  The Company has incurred a net loss for each period since inception.  As of June 30, 2001, the Company had approximately $81.0 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2009.  Due to the uncertainty of future profitability, a valuation allowance equal to the deferred tax asset has been recorded.  Certain changes in ownership that resulted from the sales of Common and Preferred Stock will limit the future annual realization of the tax net operating loss carryforwards to a specified percentage under Section 382 of the Internal Revenue Code.

LIQUIDITY AND CAPITAL RESOURCES

             During the six months ended June 30, 2001, the Company’s operations used $600,000 of cash compared to a use of $12.1 million in the same period of the prior year.  The significant improvement is mainly due to the reduction in the net loss in 2001 compared to 2000.  The Company generated cash through the net sales of investments in the six months ended June 30, 2001, totaling $9.0 million, compared to net sales of $24.4 million in the same period of the prior year.  Investments in equipment and other businesses totaled $3.4 million in the current year six-month period, compared to $6.6 million in the same period of the prior year.

             As of June 30, 2001, the Company had $22.1 million of cash and cash equivalents and $6.0 million of short-term investments.  The Company’s principal commitments consisted of obligations outstanding under operating leases.  Although the Company has no material commitments for capital expenditures, it anticipates continued capital expenditures consistent with its anticipated growth in operations, infrastructure and personnel.  The Company anticipates that it will expend approximately $15.0 million over the next 18 months on capital expenditures based on the Company’s current anticipated growth rate.  The Company further anticipates that it will expend approximately $15.0 million over the next 18 months on product development based on the Company’s current anticipated growth rate in operations.  The Company may also use cash to acquire or license technology, products or businesses related to the Company’s current business.  The Company also anticipates that it will experience growth in its operating expenses for the foreseeable future and that its operating expenses will be a material use of the Company’s cash resources.

             In April, the Company initiated a share repurchase program of up to $5.0 million of its outstanding shares of Common Stock.  Repurchases will be at the Company’s discretion based on ongoing assessments of the capital needs of the business and the market price of its shares.  No time limit was set for completion of the repurchase program.  During the quarter ended June 30, 2001, the Company expended approximately $225,000 to repurchase its shares.

             The Company believes that existing sources of liquidity and the results of its operations will provide adequate cash to fund its operations for at least the next 18 months, although the Company may seek to raise additional capital during that period.

RECENT ACCOUNTING PRONOUNCEMENTS

             On June 29, 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, goodwill will no longer be subject to amortization. Management is currently reviewing the provisions of these Statements and their impact on the Company's results of operations.

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

PART II.           OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS

             A complaint captioned Whalen v. Digital River, Inc. et al. was filed in the United States District Court for the Southern District of New York on August 8, 2001, against the Company, certain of its officers and directors, and certain underwriters of its initial public offering.  The action purports to bring suit on behalf of all purchasers of the Company’s common stock between August 11, 1998 and December 6, 2000.  The plaintiffs allege that the Company’s prospectus, incorporated in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission in connection with the Company’s initial public offering, was materially false and misleading because it failed to disclose that certain of the underwriters (i) received excessive commissions from certain investors in exchange for which they allegedly allocated to those investors material portions of the stock offering; and (ii) agreed to allocate shares to certain investors in exchange for which the investors agreed to purchase additional shares in the aftermarket at predetermined prices.  The complaint seeks unspecified damages including, but not limited to, damages suffered as a result of defendants’ alleged violation of the federal securities laws, and recission or recissionary damages to members of the purported class who no longer hold stock in the Company.  The Company believes that it has meritorious defenses to these allegations and intends to vigorously defend against them.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             The Company’s annual meeting of stockholders was held on May 3, 2001 (the “Annual Meeting”).  The following matters were considered and voted upon at the Annual Meeting:

             The first matter related to the election of three director nominees, Joel A. Ronning, Perry W. Steiner, and J. Paul Thorin as directors to serve until the 2004 annual meeting of stockholders.  The votes cast for and against such nominees were as follows:

NAME	FOR	WITHHELD

Joel A Ronning	15,710,928	504,432
Perry W. Steiner	15,733,486	481,874
J. Paul Thorin	15,726,537	488,823

             The second matter related to the approval of an amendment to the Company’s 1998 Stock Option Plan (the “Option Plan”), increasing the number of shares available under the Option Plan from 3,283,333 shares to 3,983,333 shares.  13,655,483 votes were cast for approval and 2,484,243 votes were cast against approval.  There were 75,634 abstentions and no broker non-votes.

             The third matter related to the approval of an amendment to the Company’s 2000 Employee Stock Purchase Plan (the “Purchase Plan”), increasing the number of shares available under the Purchase Plan from 200,000 shares to 600,000 shares.  15,577,214 votes were cast for approval and 578,210 votes were cast against approval.  There were 59,935 abstentions and no broker non-votes.

             The fourth matter related to the ratification of the appointment of Arthur Andersen LLP as independent auditors of the Company for its fiscal year ending December 31, 2001.  16,115,328 votes were cast for approval and 49,758 votes were cast against approval.  There were 50,274 abstentions and no broker non-votes.

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K

(A)       EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENTS

3.1(1)	Amended and Restated Certificate of Incorporation
3.2(1)	Bylaws of the Registrant
4.1(1)	Specimen Common Stock Certificate
11.1(2)	Statement of Computation of Per Share Earnings

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1, File No. 333-56787, declared effective on August 11, 1998, incorporated herein by reference.

(2)	See Note 4 to Condensed Consolidated Financial Statements.

(B)        REPORTS ON FORM 8-K

             The Company filed one current report on Form 8-K/A during the quarter ended June 30, 2001, on June 4, 2001, providing certain financial statements of ConnectInc.com, Co., a Delaware corporation (“ConnectInc”) and a wholly-owned subsidiary of Calico Commerce, Inc., a Delaware corporation, from whom the Company acquired certain assets on March 20, 2001.  The Company provided the audited financial statements of ConnectInc as of December 31, 2000 and 1999 and for the period from February 1, 2000 to December 31, 2000, the period from January 1, 2000 to January 31, 2000, and for the year ended December 31, 1999.  The Company also provided unaudited pro forma condensed consolidated financial statements as of and for the year ended December 31, 2000.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2001	DIGITAL RIVER, INC.

	By:	/s/ Robert E. Strawman

Robert E. Strawman
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENTS

3.1(1)	Amended and Restated Certificate of Incorporation
3.2(1)	Bylaws of the Registrant
4.1(1)	Specimen Common Stock Certificate
11.1(2)	Statement of Computation of Per Share Earnings

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1, File No. 333-56787, declared effective on August 11, 1998, incorporated herein by reference.

(2)	See Note 4 to Condensed Consolidated Financial Statements.