Form 10-Q
period 2001-09-30
DIGITAL RIVER INC /DE
filed 2001-11-14
CIK 1062530

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

COMMON STOCK, $0.01 PAR VALUE	25,563,381 SHARES
(Class)	Outstanding as of November 9, 2001

DIGITAL RIVER, INC.

Form 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DIGITAL RIVER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	September 30,	December 31,
	2001	2000
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,406	$16,920
Short-term investments	7,935	14,977
Accounts receivable, net	9,472	4,903
Prepaid expenses and other	1,434	1,123
Total current assets	36,247	37,923

PROPERTY AND EQUIPMENT, NET	16,143	13,570
GOODWILL AND OTHER INTANGIBLES, NET AND OTHER ASSETS	23,242	17,910
	$75,632	$69,403

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$2,500	$--
Accounts payable	18,322	14,339
Accrued payroll	2,970	2,287
Deferred revenue	1,349	1,833
Other current liabilities	3,222	2,426
Total current liabilities	28,363	20,885

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	--	--
Common Stock, $.01 par value; 60,000,000 shares authorized; 25,183,617 and 22,275,317 shares issued and outstanding	252	223
Additional paid-in capital	146,673	132,403
Deferred compensation	(65)	(194)
Accumulated deficit	(99,591)	(83,914)
Total stockholders’ equity	47,269	48,518
	$75,632	$69,403

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data; Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

REVENUE	$13,991	$7,607	$40,092	$21,125

COSTS AND EXPENSES (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	778	421	1,990	991
Network and infrastructure	2,144	1,888	7,602	5,636
Sales and marketing	6,599	6,247	19,863	19,690
Product research and development	2,764	2,857	7,962	10,949
General and administrative	1,116	1,151	3,218	3,608
Depreciation and amortization	1,226	896	3,522	2,239
Amortization of goodwill and other intangibles and acquisition related costs	3,912	2,603	12,396	12,331
Total costs and expenses	18,539	16,063	56,553	55,444
LOSS FROM OPERATIONS	(4,548)	(8,456)	(16,461)	(34,319)
INTEREST INCOME	174	382	784	1,621
Net loss	$(4,374)	$(8,074)	$(15,677)	$(32,698)
Basic and diluted net loss per share	$(0.18)	$(0.37)	$(0.66)	$(1.55)
Basic and diluted weighted average common shares outstanding	24,585	21,598	23,832	21,164

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands; Unaudited)

	Nine Months Ended
	September 30,
	2001	2000

OPERATING ACTIVITIES:
Net loss	$(15,677)	$(32,698)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill and other intangibles amortization and acquisition related costs	12,396	10,301
Depreciation and amortization	3,522	2,239
Deferred compensation expense	129	342
Changes in assets and liabilities:
Accounts receivable and prepaid expense	(3,728)	(2,025)
Accounts payable	2,298	1,429
Other current liabilities and deferred revenue	224	3,281
Net cash used in operating activities	(836)	(17,131)

INVESTING ACTIVITIES:
Proceeds from sales of investments, net	7,042	22,395
Purchases of equipment	(4,833)	(8,335)
Acquisitions, net of cash received	(1,119)	(50)
Patent acquisition costs	(8)	(27)
Net cash provided by investing activities	1,082	13,983

FINANCING ACTIVITIES:
Sales of Common Stock	507	3,582
Repurchase of Common Stock	(267)	--
Net cash provided by financing activities	240	3,582
Net increase in cash and cash equivalents	486	434

CASH AND CASH EQUIVALENTS, beginning of period	16,920	15,120
CASH AND CASH EQUIVALENTS, end of period	$17,406	$15,554

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Issuance of Common Stock in connection with acquisitions and related earnout payments	$14,066	$9,093

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             BASIS OF PRESENTATION:

The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company’s consolidated financial position, results of operations and cash flows for the periods presented.  These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.  The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2001.  The December 31, 2000 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.             PRINCIPLES OF CONSOLIDATION:

The condensed consolidated financial statements include the accounts of Digital River, Inc. and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated.

3.             RECENT ACCOUNTING PRONOUNCEMENTS:

On June 29, 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, goodwill from acquisitions initiated prior to July 1, 2001 will no longer be subject to amortization.  These new rules were applicable to our acquisitions of RegSoft.com and Orbit Commerce, Inc.  Accordingly, goodwill totaling $3,375,000 resulting from these acquisitions is not being amortized. Management is currently reviewing the provisions of these Statements on our previous acquisitions and their impact on the Company's results of operations.

4.             NET LOSS PER SHARE:

Basic loss per share is computed using the weighted-average number of common shares outstanding excluding contingently issuable or returnable shares, and diluted loss per share is computed using the weighted-average number of common shares outstanding and dilutive potential common shares outstanding.  As a result of the losses incurred by the Company for the three and nine months ended September 30, 2001 and 2000, all potential common shares were anti-dilutive and were excluded from the diluted net loss per share calculations.

The following table summarizes securities outstanding as of each period end which were not included in the calculation of diluted net loss per share since their inclusion would be anti-dilutive:

	September 30,	September 30,
	2001	2000
Common Stock warrants	356,087	356,087
Common Stock options	6,307,338	5,212,357

5.             ACQUISITIONS AND EARN-OUT ARRANGEMENTS:

In September 2001, the Company acquired substantially all of the assets and related liabilities of Orbit Commerce, Inc. (Orbit) in exchange for 727,939 shares of Common Stock valued at $4,300,000 plus $964,000.  The value of the Common Stock was based on the closing market price on the date the transaction was consummated.  The excess of the purchase price over the fair value of the tangible assets acquired was assigned to customer base, non-compete agreements and technology/tradename, with the excess of $2,823,000 recorded as goodwill.  The Company will amortize intangible assets over a three-year period.  Goodwill is not amortized but is subject to annual impairment testing.  Under the agreement, Orbit has an opportunity to earn additional shares of Common Stock based on revenue contribution over the succeeding 15-month period.

In August 2001, the Company acquired all of the outstanding stock of RegSoft.com (RegSoft) in exchange for $750,000 and a $2,500,000 note, payable in full on February 2, 2002.  The excess of the purchase price over the fair value of the tangible assets acquired was assigned to customer base, non-compete agreements and technology/tradename, with the excess of $552,000 recorded as goodwill.  The Company will amortize intangible assets over a three-year period.  Goodwill is not amortized but is subject to annual impairment testing.  The agreement also includes an opportunity for an earnout based on RegSoft’s ongoing performance.

In March 2001, the Company purchased the Market Maker assets of Calico Commerce, Inc. (Calico) in exchange for 1,630,368 shares of Common Stock valued at $7,846,000 plus direct expenses.  The value of the Common Stock was based on the closing market price on the date the transaction was consummated.  The assets purchased consisted of equipment, intellectual property and non-competition agreements.  The Company is amortizing goodwill, other intangibles and non-competition agreements over a three-year period.  Under the agreement, Calico also has an earnout arrangement whereby it can earn up to an additional 2,971,347 shares of Common Stock upon attaining certain business goals for a period of 13 months following the acquisition.

NetSales, Inc., from whom the Company purchased certain assets in August 2000, received an earnout payment of 84,000 shares of Common Stock valued at $404,000 in March 2001.  The Company recorded such amount as additional goodwill and is amortizing this amount on a straight-line basis over the goodwill life.

The former owners of Maagnum Internet Group, Inc., a company purchased by the Company in April 1999, received earnout payments of 314,531 shares of Common Stock valued at $1,514,000 in March 2001 and 124,349 shares of Common Stock valued at $3,093,000 in March 2000.  The Company charged such amounts to compensation expense and included this amount as amortization of goodwill and other intangibles and acquisition related costs in the accompanying Condensed Consolidated Statements of Operations.  This amount would have increased general and administrative expense had it been reported outside of that caption.

The following unaudited pro forma condensed results of operations for the nine months ended September 30, 2001 and 2000 have been prepared as if each of the acquisitions occurred on January 1, 2000:

	Nine Months Ended
	September 30,
	2001	2000
	(In Thousands)
Revenue	$46,477	$32,228
Loss from operations	(26,624)	(61,356)
Net loss	(25,897)	(59,799)
Basic and diluted loss per share	$(1.03)	$(2.44)

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

	Software and Digital	E-Business	Unallocated
THREE MONTHS ENDED	Commerce Services	Services	Corporate
SEPTEMBER 30, 2001:	Division	Division	Items	Consolidated
	(in thousands)
Revenue	$10,629	$3,362	$--	$13,991
Gross profit (excludes depreciation
and amortization expense)	8,855	2,214	--	11,069
Income (loss) from operations	2,700	(2,110)	(5,138)	(4,548)
Net income (loss)	2,700	(2,110)	(4,964)	(4,374)
Total assets	23,707	9,903	42,376	75,986

	Software and Digital	E-Business	Unallocated
THREE MONTHS ENDED	Commerce Services	Services	Corporate
SEPTEMBER 30, 2000:	Division	Division	Items	Consolidated
	(in thousands)
Revenue	$5,880	$1,727	$--	$7,607
Gross profit (excludes depreciation and amortization expense)	4,168	1,130	--	5,298
Loss from operations	(1,533)	(3,424)	(3,499)	(8,456)
Net loss	(1,533)	(3,424)	(3,117)	(8,074)
Total assets	16,216	6,845	49,270	72,331

	Software and Digital	E-Business	Unallocated
NINE MONTHS ENDED	Commerce Services	Services	Corporate
SEPTEMBER 30, 2001:	Division	Division	Items	Consolidated
	(in thousands)
Revenue	$30,601	$9,491	$--	$40,092
Gross profit (excludes depreciation and amortization expense)	24,026	6,474	--	30,500
Income (loss) from operations	5,900	(6,443)	(15,918)	(16,461)
Net income (loss)	5,900	(6,443)	(15,134)	(15,677)

	Software and Digital	E-Business	Unallocated
NINE MONTHS ENDED	Commerce Services	Services	Corporate
SEPTEMBER 30, 2000:	Division	Division	Items	Consolidated
	(in thousands)
Revenue	$17,488	$3,637	$--	$21,125
Gross profit (excludes depreciation and amortization expense)	12,364	2,134	--	14,498
Loss from operations	(5,840)	(13,909)	(14,570)	(34,319)
Net loss	(5,840)	(13,909)	(12,949)	(32,698)

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

OVERVIEW

The Company is a leading provider of comprehensive electronic commerce outsourcing solutions.  The Company was incorporated in February 1994 and commenced offering products for sale through its clients’ Web stores in August 1996.  From inception through August 1996, the Company had no sales, and its activities related primarily to the development of its Commerce Network Server (“CNS”) technology related to electronic commerce.  In 1996, the Company began to focus its business development efforts on the software industry, building its inventory of software products through contracts with software publishers.  In 1997, the Company began to develop software distribution relationships through contracts with online retailers.  As of September 30, 2001, the Company had approximately 10,000 software publisher clients and online retailer clients that are served by the Software and Digital Commerce Services Division.  In late 1998, the Company began to offer its comprehensive electronic commerce outsourcing services in the form of a transaction fee-based e-commerce service to clients outside of the software industry.  As of September 30, 2001, the Company had 100 individual client contracts, plus multiple sites resulting from single contracts and Market Maker installations under its E-Business Services Division.

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

The Company has a limited operating history upon which investors may evaluate its business and prospects.  Since inception, the Company has incurred significant losses, and as of September 30, 2001, had an accumulated deficit of approximately $99.6 million.  The Company intends to expend financial and management resources on the development of additional services, sales and marketing, technology and operations to support larger-scale operations and greater service offerings, particularly with respect to the E-Business Services division.    There can be no assurance that the Company’s revenue will increase or even continue at their current level or that the Company will achieve or maintain profitability or generate cash from operations in future periods.  The Company’s prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as electronic commerce.  To address these risks, the Company must, among other things, maintain existing and develop new relationships with software publishers, online retailers and E-Business Services clients, implement and successfully execute its business and marketing strategy, continue to develop and upgrade its technology and transaction-processing systems, provide superior customer service and order fulfillment, respond to competitive developments, and attract, retain and motivate qualified personnel.  There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so would have a material adverse effect on the Company’s business, financial condition and results of operations.  The Company’s current and future expense levels are based largely on its planned operations and estimates of future revenue.  Revenue and operating results generally depend on the volume and timing of orders received, which are difficult to forecast.  The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.  Accordingly, any significant shortfall in revenue would have an immediate adverse effect on the Company’s business, financial condition and results of operations.  The Company is also likely to continue to see revenue in it’s Software and Digital Commerce Services Division fluctuate on a seasonal basis that is typical for the software publishing market in general.  The Company believes that its fiscal first and fourth quarters are seasonally stronger than its second and third quarters due to the timing of demand for tax preparation software and the Christmas selling period.  In addition, it is the Company’s belief that software publishers avoid new product releases in the summer months.  In view of the rapidly evolving nature of the Company’s business and its limited operating history, the Company is unable to accurately forecast its revenue and believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company’s condensed consolidated statements of operations as a percentage of total revenue for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	5.5	5.6	5.0	4.7
Network and infrastructure	15.3	24.8	19.0	26.7
Sales and marketing	47.2	82.1	49.5	93.2
Product research and development	19.7	37.6	19.9	51.8
General and administrative	8.0	15.1	8.0	17.1
Depreciation	8.8	11.8	8.8	10.6
Amortization of goodwill and other intangibles and acquisition related costs	28.0	34.2	30.9	58.4
Total costs and expenses	132.5	211.2	141.1	262.5
Loss from operations	(32.5)	(111.2)	(41.1)	(162.5)
Interest income	1.2	5.1	2.0	7.7
Net loss	(31.3%)	(106.1%)	(39.1%)	(154.8%)

REVENUE

Revenue increased to $14.0 million for the quarter ended September 30, 2001 from $7.6 million for the quarter ended September 30, 2000 and increased to $40.1 million for the nine months ended September 30, 2001, up from $21.1 million for the same period of 2000.  Revenue for the Software and Digital Commerce Services division increased to $10.6 million for the quarter ended September 30, 2001 from $5.9 million for the quarter ended September 30, 2000 and increased to $30.6 million for the nine months ended September 30, 2001, up from $17.5 million for the same period of 2000.  The increase in both the quarter and nine-month periods was primarily a result of growth in the number of the Company’s software publisher and online retailer clients as well as increasing market acceptance of electronic software delivery.  Revenue for the E-Business Services division increased to $3.4 million for the quarter ended September 30, 2001 from $1.7 million for the quarter ended September 30, 2000 and increased to $9.5 million for the nine months ended September 30, 2001, up from $3.6 million for the same period of 2000.  This increase resulted from the addition of new clients contracted and ongoing fees earned on existing clients.

                International sales within the Software and Digital Commerce Services division represented approximately 25% and 26% of divisional revenue for the quarters ended September 30, 2001 and 2000, respectively, and 23% and 24% of total revenue for the nine-month periods ended September 30, 2001 and 2000, respectively.  International sales within the E-Business Services division represented approximately 17% and 14% of divisional revenue for the quarter and nine months ended September 30, 2001, respectively.  There was no international revenue in the E-Business Services division during 2000.

GROSS PROFIT

Cost of revenue, which consists of direct cost of services and network and infrastructure costs (both shown exclusive of depreciation and amortization expense), increased to $2.9 million in the quarter ended September 30, 2001 from $2.3 million in the quarter ended September 30, 2000 and increased to $9.6 million for the nine months ended September 30, 2001, up from $6.6 million for the same period of 2000.  The gross profit margin for the Software and Digital Commerce Services division rose in the quarter ended September 30, 2001 to 83.3% from 70.9% for the quarter ended September 30, 2000 and rose in the nine months ended September 30, 2001 to 78.5% from 70.7% for the same period of 2000.  The gross profit margin for the E-Business Services division increased in the quarter ended September 30, 2001 to 65.9% from 65.4% for the quarter ended September 30, 2000 and increased in the nine months ended September 30, 2001 to 68.2% from 58.7% for the same period of 2000.  The increase in margin in both divisions in the current year quarter and nine month periods is due in part to leveraging the fixed cost infrastructure and better margins on service fees for implementing client contracts.  The Company believes that Internet commerce and related services could become more competitive in the future.  Accordingly, the Company may reduce or alter its pricing structure and policies in the future and any such change could reduce gross margins.

SALES AND MARKETING

Sales and marketing expense increased to $6.6 million in the quarter ended September 30, 2001 from $6.2 million in the quarter ended September 30, 2000 and increased to $19.9 million in the nine months ended September 30, 2001, from $19.7 million in the same period of 2000.  Sales and marketing expense for the Software and Digital Commerce Services division increased to $4.1 million in the quarter ended September 30, 2001 from $3.6 million for the quarter ended September 30, 2000 and increased to $12.4 million in the nine months ended September 30, 2001, from $11.1 million in the same period of 2000.  The main component of the increase in the current year quarter was an increase in credit card fees, corresponding to the increase in revenue.  The increase in the current year nine-month period is primarily due to an increase in credit card fees, partially offset by a decrease in advertising and marketing expense.  Sales and marketing expense for the E-Business Services division decreased to $2.5 million in the quarter ended September 30, 2001 from $2.6 million for the quarter ended September 30, 2000 and decreased to $7.5 million for the nine months ended September 30, 2001, from $8.6 million in the same period of 2000.  This decrease in the current year quarter and nine month periods resulted primarily from a decrease in advertising and marketing expense, partially offset by an increase in personnel costs.  As a percentage of revenue, sales and marketing expense was 47.2% and 49.5% in the quarter and nine month periods ended September 30, 2001, respectively, compared to 82.1% and 93.2% for the same periods of 2000.  The decrease as a percentage of revenue in the current year periods primarily reflects the Company’s increased revenue volume in 2001 over 2000.  The Company expects that sales and marketing expense will increase in absolute dollars over time as the Company continues to build its sales and marketing infrastructure and develop marketing programs.

PRODUCT RESEARCH AND DEVELOPMENT

Product research and development expense decreased to $2.8 million in the quarter ended September 30, 2001 from $2.9 million in the quarter ended September 30, 2000 and decreased to $8.0 million in the nine months ended September 30, 2001, compared to $10.9 million in the same period of 2000.  Product research and development expense for the Software and Digital Commerce Services division decreased to $1.2 million in the quarter ended September 30, 2001 from $1.3 million for the quarter ended September 30, 2000 and decreased to $3.5 million in the nine months ended September 30, 2001, compared to $4.6 million in the same period of 2000.  Product research and development expense for the E-Business Services division was $1.5 million in both the quarter ended September 30, 2001 and 2000 and decreased to $4.5 million in the nine months ended September 30, 2001, compared to $6.4 million for the same period of 2000.  The decrease in product research and development expenses in both divisions in the current year nine month period is primarily due to a decrease in consulting fees offset by an increase in personnel costs.  As a percentage of revenue, product research and development expense was 19.7% and 19.9% in the quarter and nine month periods ended September 30, 2001, respectively, compared to 37.6% and 51.8% for the same periods of 2000, primarily reflecting the Company’s increased revenue volume and decreased consulting expense.  The Company expects that product research and development expense will increase in absolute dollars over time as the Company invests in projects critical to attaining its strategic objectives.

GENERAL AND ADMINISTRATIVE

General and administrative expense decreased to $1.1 million in the quarter ended September 30, 2001 from $1.2 million in the quarter ended September 30, 2000 and decreased to $3.2 million in the nine months ended September 30, 2001, compared to $3.6 million in the same period of 2000.  As a percentage of revenue, general and administrative expense was 8.0% in the quarter and nine month periods ended September 30, 2001, compared to 15.1% and 17.1% for the same periods of 2000, primarily reflecting the Company’s revenue growth.  The Company expects general and administrative expense to increase in absolute dollars in the future, particularly as the Company continues to build infrastructure to support its growth.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES AND ACQUISITION RELATED COSTS

Amortization of goodwill and other intangibles and acquisition related costs increased to $3.9 million in the quarter ended September 30, 2001 from $2.6 million in the quarter ended September 30, 2000, reflecting the amortization of goodwill and other intangibles from acquisitions consummated during 2001.  Amortization of goodwill and other intangibles and acquisition related costs for the nine months ended September 30, 2001 totaled $12.4 million, compared to $12.3 million in the same period of 2000 reflecting higher amortization of goodwill and other intangibles in 2001, offset by higher earnout payments during 2000.

INTEREST INCOME

Interest income consists of earnings on the Company’s cash, cash equivalents and investments.  The decrease from the prior period was attributable to lower cash and investment balances in 2001 along with lower interest rates during the current year.

INCOME TAXES

The Company paid no income taxes in any reported period.  The Company has incurred a net loss for each period since inception.  As of September 30, 2001, the Company had approximately $85.5 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2009.  Due to the uncertainty of future profitability, a valuation allowance equal to the deferred tax asset has been recorded.  Certain changes in ownership that resulted from the sales of Common and Preferred Stock will limit the future annual realization of the tax net operating loss carryforwards to a specified percentage under Section 382 of the Internal Revenue Code.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2001, the Company’s operations used $836,000 of cash compared to $17.1 million in the same period of the prior year.  The significant improvement is mainly due to the reduction in the net loss in 2001 compared to 2000.  The Company generated cash through the net sales of investments in the nine months ended September 30, 2001, totaling $7.0 million, compared to net sales of $22.4 million in the same period of the prior year.  Investments in equipment and for acquired companies totaled $6.0 million in the current year nine-month period, compared to $8.3 million in the same period of the prior year.

As of September 30, 2001, the Company had $17.4 million of cash and cash equivalents and $7.9 million of short-term investments.  The Company’s principal commitments consisted of obligations outstanding under operating leases and a $2,500,000 note payable to the former shareholders of RegSoft, due on February 2, 2002.  Although the Company has no material commitments for capital expenditures, it anticipates continued capital expenditures consistent with its anticipated growth in operations, infrastructure and personnel.  The Company anticipates that it will expend approximately $14 million over the next 18 months on capital expenditures based on its current anticipated growth rate.  The Company further anticipates that it will expend approximately $15 million over the next 18 months on product development based on its current anticipated growth rate in operations.  The Company may also use cash to acquire or license technology, products or businesses related to the Company’s current business.  The Company also anticipates that it will experience growth in its operating expenses for the foreseeable future and that its operating expenses will be a material use of the Company’s cash resources.

In April 2001, the Company initiated a share repurchase program of up to $5.0 million of its outstanding shares of Common Stock.  Repurchases will be at the Company’s discretion based on ongoing assessments of the capital needs of the business and the market price of its shares.  No time limit was set for completion of the repurchase program.  Through September 30, 2001, the Company expended approximately $267,000 to repurchase its shares.

The Company believes that existing sources of liquidity and the results of its operations will provide adequate cash to fund its operations for at least the next 18 months, although the Company may seek to raise additional capital during that period.

RECENT ACCOUNTING PRONOUNCEMENTS

On June 29, 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, goodwill from acquisitions initiated prior to July 1, 2001 will no longer be subject to amortization.  These new rules were applicable to our acquisitions of RegSoft.com and Orbit Commerce, Inc.  Accordingly, goodwill totaling $3,375,000 resulting from these acquisitions is not being amortized.  Management is currently reviewing the provisions of these Statements on our previous acquisitions and their impact on the Company's results of operations.

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

PART II.                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Beginning in August 2001, the Company and certain of its officers and directors were named as defendants in several class action shareholder complaints filed in the United States District Court for the Southern District of New York.  These actions include (1) Whalen v. Digital River, Inc., et al., Case No. 01-CV-7355; and (2) Nicolois v. Digital River, Inc., et al., Case No. 01-CV-792.  Similar complaints were filed in the same Court against numerous public companies that conducted initial public offerings ("IPOs") of their common stock since the mid-1990s. In each of these complaints, the plaintiffs allege that the Company, certain of its officers and directors and its IPO underwriters violated the federal securities laws because the Company's IPO registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters.  The plaintiffs seek unspecified monetary damages and other relief.

On August 8, 2001, all of the above-referenced lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York.  Judge Scheindlin held an initial case management conference on September 7, 2001, at which time she ordered, among other things, that the time for all defendants to respond to any complaint be postponed until further order of the Court.  Thus, the Company has not been required to answer any of the complaints, and no discovery has been served on the Company.  The Company believes these lawsuits are without merit and intends to defend against them vigorously.

The Company is also party to patent litigation, along with other defendants, regarding United States Patent No. 6,014,651 owned by Christopher M. Crawford of Washington, D.C. The case has been filed and is pending in the US District Court in the District of Columbia. No substantive actions have taken place as yet in this case. The parties are scheduled for the initial meeting with the court on November 27, 2001. The parties will discuss the status of the case and the scheduling of the case through discovery and trial.  The parties will also have the initial settlement demands presented on or before that time by the Plaintiff.

The company has received an opinion from counsel that it does not infringe the Crawford patent and is presently actively investigating the validity of the patent.  The Company believes that it has meritorious defenses to these allegations and intends to vigorously defend against them.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                (c)           On September 14, 2001, pursuant to an Asset Purchase Agreement dated as of September 14, 2001 (the "Purchase Agreement") by and between the Company and Orbit Commerce, Inc.  ("Orbit"), the Company purchased substantially all of the assets of Orbit in exchange for 727,939 shares of Common Stock of the Company and $964,000.  The Purchase Agreement includes a contingent earnout whereby Orbit can receive additional shares of Common Stock of the Company based upon the revenues generated by the assets acquired from Orbit over the 15 months following the closing.

                The issuance and sale of the unregistered securities were deemed to be exempt from the registration and prospectus delivery requirements under the Securities Act of 1933, as amended (the Securities Act), in reliance upon Section 4(2) of the Securities Act and Regulation D promulgated thereunder, as a transaction by an issuer not involving any public offering.  The recipients of securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in such transactions.  All recipients had adequate access, through their relationship with the Company, to information about Digital River.

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

(B)           REPORTS ON FORM 8-K

                The Company filed one current report on Form 8-K/A during the quarter ended September 30, 2001, on August 10, 2001, providing certain financial statements of ConnectInc.com, Co., a Delaware corporation (“ConnectInc”) and a wholly-owned subsidiary of Calico Commerce, Inc., a Delaware corporation, from whom the Company acquired certain assets on March 20, 2001and providing additional disclosure to the footnotes to the pro forma unaudited condensed consolidated financial statements .  The Company provided the audited financial statements of ConnectInc as of December 31, 2000 and 1999 and for the period from February 1, 2000 to December 31, 2000, the period from January 1, 2000 to January 31, 2000, and for the year ended December 31, 1999.  The Company also provided unaudited pro forma condensed consolidated financial statements as of and for the year ended December 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2001	DIGITAL RIVER, INC.

	By:	/s/ Robert E. Strawman
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