Form 10-K405/A
period 2000-12-31
DIGITAL RIVER INC /DE
filed 2001-11-26
CIK 1062530

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Mark one)

/x/	Amendment to Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000.
OR
/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number:

000-24643

DIGITAL RIVER, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of Incorporation or organization)	41-1901640 (I.R.S. Employer Identification No.)

9625 WEST 76TH STREET, SUITE 150
EDEN PRAIRIE, MINNESOTA 55344
(Address of principal executive offices)

(952) 253-1234
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock $0.01 par value

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.  Yes  /x/  No  / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  /x/

    The aggregate market value of the Common Stock of the registrant held by non-affiliates as of March 21, 2001 was approximately $100,862,204.

    The number of shares of Common Stock outstanding at March 21, 2001 was approximately 24,650,472 shares.

DOCUMENTS INCORPORATED BY REFERENCE

    Certain sections of the Registrant's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

EXPLANATORY NOTE TO AMENDMENT TO ANNUAL REPORT

    All information contained in this Report on Form 10-K/A was current as of the date of filing of the Registrant's initial Annual Report on March 27, 2001 and the Company has not undertaken to update the same in this amendment.

PART I

ITEM 1. BUSINESS.

    CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    Certain statements set forth or incorporated by reference in this Form 10-K/A, as well as in our Annual Report to Stockholders for the year ended December 31, 2000, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "believes," "anticipates," "expects," "intends," "estimates" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: our limited operating history and variability of operating results, the expectation of future losses, risks associated with electronic software delivery, our dependence on the Internet and the growth in electronic commerce and Internet infrastructure development, our dependence on software publishers, our dependence on online retailers, system development and electronic commerce security risks, rapid technological changes, competition in the electronic commerce industry, the importance of attracting and retaining personnel, management of the our growth, the integration of acquired companies, our dependence on key employees, and other risk factors set forth under "Risk Factors" and elsewhere in this Form 10-K/A. We expressly disclaim any obligation to update or publicly release any revision to these forward-looking statements after the date of this Form 10-K/A.

  Overview

    We are a provider of comprehensive electronic commerce outsourcing solutions. We were incorporated in February 1994 and commenced offering products for sale through our clients' Web stores in August 1996. As an application service provider, we enable our clients to access our proprietary electronic commerce system over the Internet. We have developed a technology platform that allows us to provide a suite of electronic commerce services, including Web commerce development and hosting, transaction processing, fraud screening, digital delivery, integration to physical fulfillment and customer service. We also provide analytical marketing and merchandising services to assist clients in increasing Web page view traffic to, and sales through, their Web commerce systems. We provide an outsourcing solution that allows our clients to promote their own brands while leveraging our investment in infrastructure and technology. Our Software and Digital Commerce Services Division serves the software and digital products market, and our E-Business Services Division serves manufacturers, distributors and retailers outside the software industry. Our clients include 3M Company, Autodesk, Inc., Egghead.com, Inc., Fujitsu Ltd., MicroWarehouse, Inc., ScanSoft, Inc., Symantec Corporation and Xircom Inc.

    Our proprietary commerce network server, or CNS, technology serves as the platform for our solutions. The CNS incorporates custom software applications that enable Web store authoring, electronic software delivery, fraud prevention, export control, merchandising programs and online registration, and features a database of more than 100,000 software and digital products. Using our CNS platform, we create Web commerce systems for our clients that replicate the look and feel of each client's Web site. End-users enter the client site and are then seamlessly transferred to our CNS. End-users can then browse for products and make purchases online, and once purchases are made, we either deliver the products digitally to the end-user through the Internet or communicate the order through its integration into a number of third-party fulfillment agencies for physical fulfillment. We also provide transaction processing services and collect and maintain critical information about end-users.

This information can later be used by our clients to facilitate add-on or upgrade sales and for other direct marketing purposes. We actively manage direct marketing campaigns for our clients, and also deliver purchase information and Web store traffic statistics to our clients through online reporting.

  Recent Acquisitions

    On August 24, 2000, pursuant to an Asset Purchase Agreement dated as of August 24, 2000 by and between Digital River and NetSales, Inc., in exchange for 1,000,000 shares of our Common Stock, we purchased those assets and assumed those liabilities of NetSales related to NetSales' software services business. The Purchase Agreement includes a contingent earnout whereby NetSales can receive up to an additional 350,000 shares of Common Stock based on performance over the 180 day period following August 24, 2000. Of the 1,000,000 shares of Common Stock issued at closing, 100,000 shares were placed in escrow to secure certain indemnification obligations contained in the Purchase Agreement. Subject to outstanding claims, the escrow will terminate nine months following the closing. See Note 2 of "Notes to Consolidated Financial Statements" for more detailed information.

    On March 20, 2001, pursuant to an Asset Purchase Agreement dated as of March 20, 2001 by and between Digital River, Calico Commerce, Inc., a Delaware corporation, and ConnectInc.com, Co., a Delaware corporation and a wholly owned subsidiary of Calico, we purchased those assets and assumed those liabilities of ConnectInc related to ConnectInc's Market Maker business, in exchange for approximately 1.63 million shares of our Common Stock. The Purchase Agreement includes a contingent earnout whereby ConnectInc can receive additional shares of Common Stock based upon the revenue generated by the Market Maker business, from sales by Digital River and Calico, over the 13 months following the closing.

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

  The Digital River Solution

    We have developed a technology platform that enables us to provide a comprehensive suite of electronic commerce services to our clients. We also leverage our merchandising expertise to increase traffic and sales for our clients. Rather than maintaining our own branded Web store, we provide an outsourcing solution for Web commerce development and hosting, transaction processing, digital delivery and merchandising services that enables our clients to promote their own brands while leveraging our investment in infrastructure. In addition, this approach enables us to leverage our clients' brand investments and the traffic at our clients' sites to maximize the number of transactions completed through Digital River.

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

    Benefits To End-Users.  Our solution emphasizes convenience by allowing end-users, both business and consumer, to purchase products online twenty-four hours a day, seven days a week, or 24x7, from their home or office. End-users are not required to make a trip to the store, can act immediately on a purchase impulse and can locate products that are difficult to find. Because we have a global reach, we can deliver an extremely broad selection to end-users in rural, international or other locations that cannot support retail stores. Software and digital products purchased online can either be quickly and conveniently downloaded and installed through digital delivery or delivered physically. Using our sophisticated search engine technology, end-users visiting retailers' online Web stores can access virtually all of our inventory of products. End-users also benefit from the protection of our archiving service, through which we guarantee replacement of software in the event of accidental destruction through computer error or malfunction, and from our 24x7 customer service provided on behalf of our clients.

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

    Additionally, we believe that by increasing the number of points of entry to the CNS, we will increase the number of transactions over our network. Accordingly, in addition to expanding and developing relationships with software publishers, we seek to expand aggressively our network of online retailer clients. Online retailer clients include traditional store-based and mail-order retailers with a Web presence, online retailers dedicated to online commerce, as well as high traffic or niche Web site operators desiring to add electronic commerce functionality. Our model enables us to leverage our clients' marketing resources to direct traffic to our software trade network.

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

    We can quickly and efficiently create a Web commerce system for our clients, which can be accessed easily by clicking on a "buy button" on a client's existing Web site. The end-user is then transferred to a Web commerce system hosted on our CNS, which replicates the look and feel of the client Web site. The end-user can then shop for products and make purchases online. By replicating the look and feel of our clients' Web sites, we support clients in conducting electronic commerce under their own brands. Our solution allows clients to choose either digital or, when available, physical delivery. The transaction information is captured and added to our data warehouse. Our ability to retrieve and manipulate this information creates a powerful data mining tool, which can be used for targeted merchandising to end-users through emails, banner presentations and special offers.

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

    We also offer advanced merchandising services to assist clients in increasing response rates for their marketing efforts. These services include email campaigns for special promotions, upgrade notification programs and the presentation of complementary products, bundled products or other programs designed to increase average order size based on a targeted end-user profile. We participate in co-op dollar and market development fund programs with our clients and buy selected banner placements in bulk to support clients' promotional campaigns. In addition, we test and analyze merchandising techniques, such as promotional pricing and banner advertising, based on information gathered in the CNS data warehouse.

  Clients

    Within the Software and Digital Commerce Services Division, we distribute software products through a network of software publishers and online retailers. Online retailer clients include traditional store-based and direct mail retailers with a Web presence, online retailers dedicated to online commerce, as well as high traffic or niche Web site operators desiring to add electronic commerce functionality. In a typical online retailer contract, we are responsible for: (i) a payment to the online retailer based on a percentage of net sales of software products that we distribute through the online retailer's Web site; (ii) the processing of payments made by end-users; (iii) the delivery of the software products to end-users; (iv) the payment of applicable credit card transaction fees; (v) the collection, payment and returns filing of applicable sales taxes; and (vi) the distribution of a report to the online retailer detailing related sales activity that we have processed. We also expect to support traditional physical retailers in developing their online stores for the sale of software products online. While most software publishers use our Web hosting services, certain software publishers use only our "channel services" whereby the software publishers are provided with digital and physical fulfillment capability through our extensive network of online retailers. In a typical software publisher contract, we are responsible for: (i) the maintenance of master copies of software products in a secure format for distribution to end-users; (ii) a payment to the software publisher for the cost of software products that we distribute through either a retailers' Web site or through the publisher's host Web site; (iii) the processing of payments made by end-users; (iv) the delivery of software products to end-users; (v) the payment of applicable credit card transaction fees; (vi) the collection, payment and returns filing of applicable sales taxes; and (vii) the distribution of a report to the software publisher detailing related sales activity that we have processed.

    As of March 1, 2001, we had approximately 8,000 contracts with software publishers and online retailers. Our Software and Digital Commerce Services Division clients include:

Software Publishers
Web Hosting And Channel Services
Adaptec, Inc
Aladdin Knowledge Systems Ltd.
Autodesk, Inc
Scansoft, Inc.
Symantec Corporation

 Channel Services Only
DataViz
IBM Corp.
Lotus Development Corporation
McAfee.com
PowerQuest Corp.	Online Retailers Cyberian Outpost, Inc. Egghead.com, Inc. Micro Warehouse, Inc Staples.com Visioneer, Inc.

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
Xircom Inc.
Polaris Industries Inc.
Nabisco

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

    Data Center Operations.  Continuous data center operations are crucial to our success. All transaction data is backed up periodically and all inventory data is archived and kept in fireproof storage facilities. Our network software constantly monitors clients' Web commerce systems and internal system functions and notifies systems engineers if any unexpected conditions arise. We currently lease seven T1 lines and 4 DS3 lines from multiple vendors and maintain a policy of adding additional lines if more than 50% of our bandwidth capacity is utilized. Accordingly, if one line fails the other lines are able to assume the capacity of the failed line. Our data center is located in a single location at our main facilities in Eden Prairie, Minnesota. In the event of electrical power failure, we have a back-up power supply system. We have also installed a FM-200 automatic fire suppression system in the data center. The data center currently incorporates redundant systems consisting of additional servers and arrays. We currently have no automatic switchover in the case of equipment or software failure, although we have plans to implement further redundancy in the future.

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

    To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of the CNS and the underlying network infrastructure. If we incur significant costs without adequate results, or are unable to adapt rapidly to technological changes, we may fail to achieve our business plan. The Internet and the electronic commerce industry are characterized by rapid technological change, changes in user and client requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render our technology and systems obsolete. To be successful, we must adapt to rapid technological change by licensing and internally developing leading technologies to enhance our existing services, developing new products, services and technologies that address the increasingly sophisticated and varied needs of our clients, and responding to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of our CNS technology and other proprietary technology involves significant technical and business risks. We may fail to use new technologies effectively or adapt our proprietary technology and systems to client requirements or emerging industry standards.

  Competition

    The market for Internet-based, e-commerce solutions is extremely competitive and we may find ourselves unable to compete effectively. Because there are relatively low barriers to entry in the e-commerce market, we expect competition to intensify as current competitors expand their product offerings and new competitors enter the market. In addition, our clients and partners may become competitors in the future. Increased competition is likely to result in price reductions, lower average sales prices, reduced margins, longer sales cycles and a decrease or loss of our market share, any of which reduce our revenues. We face competition from the following sources:

  •
  other providers of outsourced electronic commerce solutions, such as Beyond.com Corporation and ReleaseNow Corporation;

  •
  software publishers and online retailers who have or may choose to make substantial initial and ongoing investments in order to develop and manage their own e-commerce sites, and who may decide to market this capability to other companies;

  •
  system integrators and application service providers that offer tools and services for electronic commerce, including companies that provide a broad range of Internet and server solutions, such as Corio, Inc. and US Internetworking;

  •
  companies that provide tools and services enabling one or more of the transaction processing functions of electronic commerce, such as transaction control, data security, customer interaction and database marketing, including BroadVision Corporation, CyberSource Corporation and Preview Systems, Inc.;

  •
  in-house development of e-commerce capabilities;

  •
  companies that sell, distribute or rent software products over the Internet;

  •
  high-traffic, branded Web sites that derive a substantial portion of their revenues from e-commerce and may themselves offer, or provide means for others to offer, software products, such as Amazon.com, Inc.; and

  •
  traditional channels and methods of retail and corporate software sales, such as mail order catalogs and retail superstores.

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

    Many of our competitors have, and new potential competitors may have, more experience developing Internet-based software, services and e-commerce solutions, larger technical staffs, larger customer bases, more established distribution channels and customer relationships, greater brand recognition and greater financial, marketing and other resources than we have. In addition, competitors may be able to develop services that are superior to our services, that achieve greater customer acceptance or that have significantly improved functionality as compared to our existing and future products and services. Our competitors may be able to respond more quickly to technological developments and changes in customers' needs. Our inability to compete successfully against current and future competitors could cause our revenues to decline.

  Intellectual Property

    We regard the protection of our trademarks, copyrights, trade secrets and other intellectual property as critical to our success. We rely on a combination of patent, copyright, trademark, service mark and trade secret laws and contractual restrictions to protect our proprietary rights. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with parties with whom we conduct business in order to limit access to and disclosure of our proprietary information. These contractual arrangements and the other steps taken by us to protect our intellectual property may not prevent misappropriation of our technology or deter independent third-party development of similar technologies. We also seek to protect our proprietary position by filing United States and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. Proprietary rights relating to our technologies will be protected from unauthorized use by third parties only to the extent they are covered by valid and enforceable patents or are effectively maintained as trade secrets. We currently have six U.S. patents issued with between 13 and 14.5 years remaining prior to expiration, and five U.S. patent applications pending related to our e-commerce services, including fraud screening, distribution of files over the Internet, cache management and global web site management. We pursue the registration of our trademarks and service marks in the United States and internationally. We currently have nine U.S. registered trademarks and nine trademark applications pending in the United States and other countries. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are made available online.

    The steps we have taken to protect our proprietary rights may be inadequate and third parties may infringe or misappropriate our trade secrets, trademarks and similar proprietary rights. Any significant failure on our part to protect our intellectual property could make it easier for our competitors to offer similar services and thereby adversely affect our market opportunities. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of management and technical resources.

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

    Mr. Kerutis joined the Company in February 1999 as Vice President of Sales, served as Executive Vice President, Software and Digital Commerce Services Division from January 2000 to December 2000 and has been President, Software and Digital Commerce Services Division since December 2000. In February 2001, Mr. Kerutis was elected to the Office of the President. From March 1997 to

February 1999, Mr. Kerutis was Vice President—Retail Channel for Merisel Americas, Inc. From April 1995 to March 1997, Mr. Kerutis was Vice President—Sales and Marketing for New Media Corporation. From October 1993 to April 1995, Mr. Kerutis served as Director—Sales for Merisel Americas, Inc.

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

RISK FACTORS

    In addition to the other information provided in this report, stockholders or prospective investors should carefully consider the following risk factors:

We have a limited operating history, a history of losses and we have yet to achieve profitability.

    We were incorporated in February 1994 and conducted our first online sale through a client's Web store in August 1996. We have not yet achieved profitability and have incurred significant losses since we were formed. As of December 31, 2000, we had an accumulated deficit of approximately $83.9 million. Our limited operating history makes it difficult for you to evaluate our ability to achieve profitability in the future.

    The success of our business model depends upon our success in generating sufficient transaction and service fees from the use of our e-commerce solutions by existing and future clients. Accordingly, we must maintain existing and develop new relationships with software publishers, online retailers and E-business clients. To achieve this goal, we intend to continue to expend significant financial and management resources on the development of additional services, sales and marketing, improved technology and expanded operations. As a result of these expenditures, we expect operating losses and negative cash flows to continue for the near future and may increase from current levels. If we are unable to maintain existing and develop new client relationships, we will not generate a profitable return on our investments and we will be unable to gain meaningful market share to justify these investments. Further, we may be unable to achieve profitability if our revenues increase slower than expected, or if operating expenses exceed our expectations and cannot be adjusted to compensate for lower than expected revenues. Even if we are able to achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis.

Our operating results have fluctuated in the past and are likely to continue to do so, which could cause the price of our common stock to be volatile.

    Our quarterly and annual operating results have fluctuated significantly in the past and are likely to continue to do so in the future due to a variety of factors, some of which are outside our control. As a result, we believe that quarter-to-quarter and year-to-year comparisons of our revenues and operating results are not necessarily meaningful, and that these comparisons may not be accurate indicators of future performance. If our annual or quarterly operating results fail to meet the expectations of securities analysts and investors, the trading price of our common stock will likely decline. Some of the factors that have or may contributed to fluctuations in our quarterly and annual operating results include:

  •
  our ability to attract and retain software publishers and online retailers as clients;

  •
  our ability to attract and retain E-Business clients;

  •
  the introduction of new Web sites, Web stores, services by us that may require a substantial investment of our resources;

  •
  the introduction of competitive Web sites, Web stores, services by others;

  •
  slower than anticipated growth of the online market as a vehicle for the purchase of software products;

  •
  our ability to continue to upgrade and develop our systems and infrastructure to meet emerging market needs and remain competitive in our service offerings;

  •
  technical difficulties or system downtime leading to termination of client contracts and harm to our reputation;

  •
  our ability to retain and attract personnel commensurate with our business needs; and

  •
  the cost of compliance with U.S. and foreign regulations relating to our business.

    In addition, revenues generated by our Software and Digital Commerce Services Division is likely to fluctuate on a seasonal basis that is typical for the software publishing market in general. We believe that our first and fourth quarters are seasonally stronger than our second and third quarters due to the timing of demand of tax preparation software and the Christmas selling period. We also believe that software publishers avoid new product releases in the summer months.

    Our operating expenses, which include sales and marketing, product research and development, general and administrative expenses and amortization of intangible assets, are based on our expectations of future revenues and are relatively fixed in the short term. If our revenues for a quarter fall below our expectations and we are unable to quickly reduce spending in response, our operating results for that quarter would be harmed. In addition, the operating results of companies in the e-commerce industry have in the past experienced significant quarter-to-quarter fluctuations that may adversely affect our stock price.

A loss of any client that accounts for a large portion of our revenues could cause our revenues to decline.

    Revenues related to three software publisher clients collectively accounted for approximately 20% of our revenues in 1999 and approximately 15% of our revenues in the Software and Digital Commerce Services Division in 2000. Contracts with these clients are generally short term in nature. If any one of these contracts is not renewed or otherwise terminates, and if we are unable to replace it with other client agreements, our revenues would decline and our losses would likely increase. It is important to our success that we maintain these client relationships and at the same time develop new client relationships.

The success of our business strategy and our future revenue growth depends on increasing consumer acceptance of the internet as a medium of commerce.

    The failure of the Internet to continue developing into a significant commercial medium will harm our ability to increase our revenues and execute our business strategy. We depend on the growing use and acceptance of the Internet as an effective medium of commerce by end-users. Rapid growth in the use of and interest in the Internet and other online services is a recent development. The acceptance and use of the Internet and other online services may not continue to develop and a sufficiently broad base of consumers may not adopt, and continue to use, the Internet and other online services as a medium of commerce. We rely on purchasers who have historically used traditional means of commerce to purchase goods or transact business. If we are to be successful, these purchasers must accept and use the Internet as a means of purchasing goods and services and exchanging information and we cannot predict the rate at which these purchasers will do so.

Our sales cycle is lengthy, which may cause us to incur substantial expenses and expend management time without generating corresponding revenues, which would impair our cash flow.

    We market our services directly to software publishers, online retailers and E-Business prospects. These relationships are typically complex and take time to finalize. Due to operating procedures in many large organizations, a significant amount of time may pass between selection of our products and services by key decision makers and the signing of a contract. The period between the initial sales call and the signing of a contract with significant sales potential is difficult to predict and typically ranges from six to 12 months. If at the end of a sales effort a prospective client does not purchase our products or services, we may have incurred substantial expenses and expended management time that cannot be recovered and that will not generate corresponding revenues. As a result, our cash flow and our ability to fund expenditures incurred during the sales cycle may be impaired.

General economic uncertainty may reduce our revenues.

    The revenue growth and profitability of our business depends significantly on the overall demand for Internet-based e-commerce solutions. We believe that the market for these solutions may be adversely affected by a number of factors, including reductions in capital expenditures by clients and overall weakening of the U.S. and foreign economies. These factors may, in turn, give rise to a number of market trends that may slow our revenue growth, including:

  •
  longer sales cycles;

  •
  deferral or delay of e-commerce projects and generally reduced expenditures for e-commerce solutions and related services and;

  •
  increased price competition.

    If the current economic slowdown continues, the effects of the slowdown for e-commerce solutions could reduce our revenues and limit our ability to meet our profitability goals.

Electronic Software Delivery, or ESD, is still an evolving and unproven technology and the industry may ultimately fail to accept ESD.

    Our success will depend in large part on the growth in end-user acceptance of ESD as a method of distributing software products. ESD is a relatively new method of distributing software products to end-users, and unless ESD gains widespread market acceptance, we will be unable to achieve our business plan. Factors that will influence the market acceptance of ESD include:

  •
  the availability of sufficient bandwidth, both presently and in the future, to enable purchasers to rapidly download software products;

  •
  the cost of time-based Internet access;

  •
  the number and adequacy of software products that are available for purchase through ESD as compared to those available through physical delivery; and

  •
  the level of end-user comfort with the process of downloading software via the Internet, including the ease of use and lack of concern about transaction security.

    Even if ESD achieves widespread acceptance, we may be unable to overcome the substantial existing and future technical challenges associated with electronically delivering software reliably and consistently on a long-term basis. Our failure to do so would also impair our ability to execute our business plan.

The growth of the market for our services depends on the development and maintenance of the internet infrastructure.

    Our business is based on delivering services over the Internet, and the success of our business therefore depends on the development and maintenance of a sound Internet infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security, as well as timely development of complementary products such as high speed modems, for providing reliable Internet access and services. Our ability to increase the speed and scope of our services is limited by and depends upon the speed and reliability of both the Internet and our clients' internal networks. Consequently, as Internet usage increases, the growth of the market for our services depends upon improvements being made to the Internet as well as to individual client's networking infrastructures to alleviate overloading and congestion. In addition, any delays in the adoption of new standards and protocols required to govern increased levels of Internet activity or increased governmental regulation may have a detrimental effect on the Internet infrastructure.

Our failure to attract and retain software publishers as clients would cause our revenues to decline.

    Our Software and Digital Commerce Services Division generates revenues by providing outsourced services to software publishers. If we cannot develop and maintain satisfactory relationships with software publishers on acceptable commercial terms, we would likely experience a decline in revenues. We also depend on our software publisher clients creating and supporting software products that end-users will purchase. If we are unable to obtain sufficient quantities of software for any reason or if the quality of service provided by these software publishers falls below a satisfactory level, we could also experience a decline in revenues and client satisfaction, and our reputation could be harmed. Our contracts with our software publisher clients are generally one year in duration, with an automatic renewal provision for additional one-year periods, unless we are provided with a written notice at least 90 days before the end of the contract. As is common in our industry, we have no long-term or exclusive contracts or arrangements with any software publishers that guarantee the availability of software products. Software publishers that currently supply software to us may not continue to do and we may be unable to establish new relationships with software publishers to supplement or replace existing relationships.

Our business plans depend on increasing revenues from E-Business clients.

    The success of our business strategy depends upon increasing fee and service revenues from E-Business clients. Since initiating sales of electronic commerce outsourcing services in 1999, our E-Business Services Division has incurred only net losses. We have made substantial investments in technology and infrastructure and we may not succeed in establishing and maintaining sufficient relationships with E-Business clients to offset these expenses. If we are unable to develop and expand our relationships with E-Business services clients, we will fail to grow revenues as projected.

Because the electronic commerce industry is highly competitive and has low barriers to entry, we may be unable to compete effectively.

    The market for Internet-based, e-commerce solutions is extremely competitive and we may find ourselves unable to compete effectively. Because there are relatively low barriers to entry in the e-commerce market, we expect competition to intensify as current competitors expand their product offerings and new competitors enter the market. In addition, our clients and partners may become competitors in the future. Increased competition is likely to result in price reductions, lower average sales prices, reduced margins, longer sales cycles and a decrease or loss of our market share, any of which reduce our revenues. We face competition from the following sources:

  •
  other providers of outsourced electronic commerce solutions, such as Beyond.com Corporation and ReleaseNow Corporation;

  •
  software publishers and online retailers who have or may choose to make substantial initial and ongoing investments in order to develop and manage their own e-commerce sites, and who may decide to market this capability to other companies;

  •
  system integrators and application service providers that offer tools and services for electronic commerce, including companies that provide a broad range of Internet and server solutions, such as Corio, Inc. and US Internetworking;

  •
  companies that provide tools and services enabling one or more of the transaction processing functions of electronic commerce, such as transaction control, data security, customer interaction and database marketing, including BroadVision Corporation, CyberSource Corporation and Preview Systems, Inc.;

  •
  in-house development of e-commerce capabilities;

  •
  companies that sell, distribute or rent software products over the Internet;

  •
  high-traffic, branded Web sites that derive a substantial portion of their revenues from e-commerce and may themselves offer, or provide means for others to offer, software products, such as Amazon.com, Inc.; and

  •
  traditional channels and methods of retail and corporate software sales, such as mail order catalogs and retail superstores.

    Many of our competitors have, and new potential competitors may have, more experience developing Internet-based software, services, and e-commerce solutions, larger technical staffs, larger customer bases, more established distribution channels and customer relationships, greater brand recognition and greater financial, marketing and other resources than we have. In addition, competitors may be able to develop services that are superior to our services, that achieve greater customer acceptance or that have significantly improved functionality as compared to our existing and future products and services. Our competitors may be able to respond more quickly to technological developments and changes in customers' needs. Our inability to compete successfully against current and future competitors could cause our revenues to decline.

Security breaches could hinder our ability to securely transmit confidential information.

    A significant barrier to electronic commerce and communications is the secure transmission of confidential information over public networks. Any compromise or elimination of our security could be costly to remedy, damage our reputation and expose us to liability, and dissuade existing and new clients from using our services. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary for secure transmission of confidential information, such as end-user credit card numbers. A party who circumvents our security measures could misappropriate proprietary information or interrupt our operations.

    We may be required to expend significant capital and other resources to protect against security breaches or to address problems caused by breaches. Concerns over the security of the Internet and other online transactions and the privacy of users could deter people from using the Internet to conduct transactions that involve transmitting confidential information, thereby inhibiting the growth of the Internet. To the extent that our activities or those of third-party contractors involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our security measures may not prevent security breaches and failure to prevent security breaches could lead to a loss of existing clients and a deter potential clients away from our services.

Loss of our credit card acceptance privileges would seriously hamper our ability to process the sale of digital goods.

    The payment by end-users for the purchase of digital goods that we process is typically made by credit card. If we incur significant instances of credit card fraud over an extended period of time it may result in penalties and termination of our credit card acceptance privileges. Loss of our credit card acceptance privileges would severely impact our ability to process the sale of digital goods where the payment method is by credit card. We may be required to expend significant capital and other resources to protect against these fraudulent transactions.

Implementing our acquisition strategy could result in dilution and operating difficulties.

    We have acquired, and intend to continue acquiring, businesses, technologies, services or products that we believe are strategic, such as businesses that provide outsourcing services to software publishers. For example, in March 2001, we acquired the Market Maker business of Calico Commerce, Inc., which we believe will improve our e-commerce services offerings. Although the integration of the Market Maker business is largely complete, the process of integrating an acquired business, technology, service or product into our business and operations may result in unforeseen operating difficulties and expenditures. Integration of an acquired business also may disrupt our ongoing business, distract management and make it difficult to maintain standards, controls and procedures. Moreover, the anticipated benefits of any acquisition, including that of the Market Maker business, may not be realized. If a significant number of clients of the acquired businesses cease doing business with us, we would experience lost revenues, and any synergies from the acquisition may be lost. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets.

We have experienced rapid growth and failure to properly manage and sustain our expansion efforts could strain our management and other resources.

    Our ability to successfully offer services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We have rapidly and significantly expanded our operations. In 2000, we increased our number of employees from 278 to 381 and we anticipate that further significant expansion will be required to address potential growth in our client base and market opportunities. Failure to property manage this expansion could place a significant strain on our managerial, operational and financial resources. Our new employees include a number of key managerial, technical and operations personnel whom we have not yet fully integrated. We expect to add additional key personnel in the near future, including direct sales, marketing and technical personnel. To manage the expected growth of our operations and personnel, we will be required to:

  •
  improve existing and implement new operational, financial and management controls, reporting systems and procedures;

  •
  install new management information systems; and

  •
  train, motivate, retain and manage our employees.

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

Failure to develop our technology to accommodate increased cns traffic could reduce demand for our services and impair the growth of our business.

    We periodically enhance and expand our technology and transaction-processing systems, and network infrastructure and other technologies to accommodate increases in the volume of traffic on the CNS. Our inability to add software and hardware or to develop and upgrade existing technology, transaction-processing systems or network infrastructure to manage increased traffic on the CNS may cause unanticipated systems disruptions, slower response times and degradation in client services, including impaired quality and speed of order fulfillment. Failure to manage increased traffic could harm our reputation and significantly reduce demand for our services, which would impair the growth of our business. We may be unable to improve and increase the capacity of our network infrastructure sufficiently or anticipate and react to expected increases in the use of the CNS to handle increased volume. In addition, additional network capacity may not be available from third-party suppliers when we need it. Our network and our suppliers' networks may be unable to maintain an acceptable data transmission capability, especially if demands on the CNS increase.

Our industry is characterized by rapid technological change that may make ourtechnology and systems obsolete or cause us to incur substantial costs to adapt to these changes.

    To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our CNS and the underlying network infrastructure. If we incur significant costs without adequate results, or are unable to adapt rapidly to technological changes, we may fail to achieve our business plan. The Internet and the electronic commerce industry are characterized by rapid technological change, changes in user requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render our technology and systems obsolete. To be successful, we must adapt to rapid technological change by licensing and internally developing technologies to enhance our existing services, developing new products, services and technologies that address the increasingly sophisticated and varied needs of our clients, and responding to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of our CNS technology and other proprietary technology involves significant technical and business risks. We may fail to use new technologies effectively or adapt our proprietary technology and systems to client requirements or emerging industry standards.

System failures could reduce the attractiveness of our service offerings.

    We provide commerce, marketing and delivery services to our clients and end-users through our CNS transaction-processing and client management systems. These systems also maintain an electronic inventory of products and gather consumer marketing information. The satisfactory performance, reliability and availability of the CNS and the underlying network infrastructure are critical to our operations, level of client service, reputation and ability to attract and retain clients. We have experienced periodic interruptions, affecting all or a portion of our systems, which we believe will continue to occur from time to time. Any damage to, or systems interruption that impairs our ability to accept and fill client orders could result in an immediate loss of revenues to us, and could cause some clients to purchase services offered by our competitors. In addition, frequent systems failures could harm our reputation.

    Our systems and operations are vulnerable to damage or interruption from:

  •
  fire, flood and other natural disasters;

  •
  operator negligence, improper operation by or supervision of employees, physical and electronic break-ins, misappropriation, computer viruses and similar events; and

  •
  power loss, computer systems failures, and Internet and telecommunications failure.

    We presently have no offsite back-up facilities and do not carry sufficient business interruption insurance to fully compensate us for losses that may occur.

We may become liable to clients who are dissatisfied with our services.

    We design, develop, implement and manage e-commerce solutions that are crucial to the operation of our clients' businesses. Defects in the solutions we develop could result in delayed or lost revenues, adverse end-user reaction and negative publicity or require expensive corrections. As a result, clients who experience these adverse consequences either directly or indirectly as a result of our services could bring claims against us for substantial damages. Any claims asserted could exceed the level of our insurance. The insurance we carry may not continue to be available on economically reasonable terms, or at all. The successful assertion of one or more large claims that are uninsured, exceed insurance coverage or result in changes to insurance policies, including premium increases, could adversely affect our operating results or financial condition.

Our chief executive officer and key technical employees are critical to our business and if they do not remain with us in the future, we may be unable to effectively replace them.

    Our future success significantly depends on the continued services and performance of our senior management, particularly Joel A. Ronning, our chief executive officer and member of the office of the president. Our performance also depends on our ability to retain and motivate our key technical employees who are skilled in maintaining the CNS. The loss of the services of any of our executive officers or key technical employees could harm our business if we are unable to effectively replace that officer or employee, or if that person should decide to join a competitor or otherwise directly or indirectly compete with us. Further, we may need to incur additional operating expenses and divert other management time in order to search for a replacement. We have a long-term employment agreement only with Mr. Ronning and we do not maintain any key person life insurance policies.

We must continually attract and retain technical and other key personnel in order to be able to successfully execute our business strategy

    Our future success depends on our ability to continue to identify, attract, hire, train, retain and motivate highly skilled technical, managerial, operations, merchandising, sales and marketing and client service personnel. Competition for this personnel is intense, particularly in the Internet industry, and we may be unable to successfully attract, assimilate or retain sufficiently qualified personnel. Failure to do so could harm our business growth and ability to achieve profitability. In addition, the market price of our common stock has fluctuated substantially since our initial public offering in August 1998. Consequently, potential employees may perceive our equity incentives such as stock options as less attractive and current employees whose options are no longer attractively priced may choose not to remain with our organization. In that case, our ability to attract employees will be adversely affected. Finally, should our stock price substantially decline, the retention value of stock options granted since our initial public offering will decline and our employees may choose not to remain with our organization.

Protecting our intellectual property is critical to our success.

    We regard the protection of our trademarks, copyrights, trade secrets and other intellectual property as critical to our success. We rely on a combination of patent, copyright, trademark, service mark and trade secret laws and contractual restrictions to protect our proprietary rights. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with parties with whom we conduct business in order to limit access to and disclosure of our proprietary information. These contractual arrangements and the other steps taken by us to protect our intellectual property may not prevent misappropriation of our technology or deter independent third-party development of similar technologies. We also seek to protect our proprietary position by filing United States and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. Proprietary rights relating to our technologies will be protected from unauthorized use by third parties only to the extent they are covered by valid and enforceable patents or are effectively maintained as trade secrets. We pursue the registration of our trademarks and service marks in the United States and internationally. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are made available online.

    The steps we have taken to protect our proprietary rights may be inadequate and third parties may infringe or misappropriate our trade secrets, trademarks and similar proprietary rights. Any significant failure on our part to protect our intellectual property could make it easier for our competitors to offer similar services and thereby adversely affect our market opportunities. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of management and technical resources.

Claims of infringement of other parties' intellectual property rights could require us to expend significant resources.

    From time to time, we may receive notice of claims of infringement of other parties' proprietary rights. Any future assertions or prosecutions of claims like these could require us to expend significant financial and managerial resources. The defense of any claims, whether these claims are with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause product shipment delays or require that we develop non-infringing technology or enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may be unavailable on terms acceptable to us or at all. In the event of a successful claim of infringement against us and our failure or inability to develop non-infringing technology or license the infringed or similar technology on a timely basis, we may be unable to pursue our current business plan.

Claims against us related to the software products that we deliver electronically could also require us to expend significant resources.

    Claims may be made against us for negligence, copyright or trademark infringement or other theories based on the nature and content of software products that we deliver electronically and are subsequently distributed to others. Because we did not create these software products, we are generally not in a position to know the quality of or nature of the content of these products. Although we carry general liability insurance, our insurance may not cover potential claims of this type, adequately cover all costs incurred in defense of potential claims or indemnify us for all liability that may be imposed. Any costs or imposition of liability that are not covered by insurance or in excess of insurance coverage could be expensive and time-consuming to address, distract management and delay product deliveries even if we were ultimately successful in the defense of these claims.

Changes in government regulation could limit our internet activities or result in additional costs of doing business over the internet.

    We are subject to the same federal, state and local laws as other companies conducting business on the Internet. Today there are relatively few laws specifically directed towards conducting business on the Internet. The adoption or modification of laws related to the Internet could harm our business, operating results and financial condition by increasing our costs and administrative burdens. Due to the increasing popularity and use of the Internet, many laws and regulations relating to the Internet are being debated at the state and federal levels. These laws and regulations could cover issues such as:

  •
  user privacy with respect to adults and minors;

  •
  pricing and taxation;

  •
  fraud;

  •
  quality of products and services;

  •
  advertising;

  •
  intellectual property rights; and

  •
  information security.

    Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy could also harm our operating results and substantially increase the cost to us of doing business. It may also require significant management resources to respond to any changes in these laws. The vast majority of these laws were adopted prior to the advent of the Internet, and do not contemplate or address the unique issues raised thereby. Those laws that do reference the Internet, such as the Digital Millennium Copyright Act, are only beginning to be interpreted by the courts and their applicability and reach are therefore uncertain.

Laws relating to user information and online privacy may limit the collection of end-user data for our clients.

    We collect and maintain end-user data for our clients, which subjects us to increasing federal and state regulation related to online privacy and the use of personal user information. Several states have proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. In addition, the U.S. Federal Trade Commission, or the FTC, is considering adopting regulations regarding the collection and use of personal identifying information obtained from individuals when accessing Web sites, with particular emphasis on information obtained from minors. These regulations may include requirements that companies establish procedures to, among other things:

  •
  give adequate notice to users regarding information collection and disclosure practices;

  •
  provide users with the ability to have personal information deleted from a company's database;

  •
  provide users with access to their collected personal information and the ability to correct inaccuracies;

  •
  clearly identify affiliations with third parties that may collect information or sponsor activities on another company's Web site; and

  •
  obtain express parental consent prior to collecting and using personal information from children under 13 years of age.

    Bills are also pending in Congress that would improve online privacy protections for adults. Laws of this kind require that we establish procedures to disclose and notify users of privacy and security policies, obtain consent from users for collection and use of information, or provide users with the ability to access, correct and delete personal information stored by us. Even in the absence of these regulations, the Federal Trade Commission has settled several proceedings resulting in consent decrees in which Internet companies have been required to establish programs regarding the manner in which personal information is collected from users and provided to third parties. We could become a party to a similar enforcement proceeding. These regulatory and enforcement efforts could limit our collection of demographic and personal information from end-users, which could adversely affect our ability to comprehensively serve our clients.

The adoption and implementation of international laws and regulations applicable to e-commerce may impair our efforts to expand revenues from international transactions.

    The European Union has adopted a privacy directive that regulates the collection and use of information that identifies an individual person. These regulations may inhibit or prohibit the collection and sharing of personal information in ways that could harm our clients or us. The globalization of Internet commerce may be harmed by these and similar regulations because the European Union privacy directive prohibits transmission of personal information outside the European Union unless the receiving country has enacted individual privacy protection laws at least as strong as those enacted by the European Union privacy directive. The United States and the European Union have not yet resolved this matter, and they may not ever do so, in a manner favorable to our clients or us.

Future Laws imposed on e-commerce may substantially increase the costs of doing business or otherwise adversely affect our ability to offer our services.

    Because our services are accessible worldwide and we facilitate sales of products to end-users worldwide, foreign jurisdictions may claim that we are required to comply with their laws. Laws regulating Internet companies outside of the United States may be less favorable than those in the United States, giving greater rights to consumers, content owners and users. Compliance may be more costly or may require us to change our business practices or restrict our service offerings relative to those provided in the United States. Any failure to comply with foreign laws could subject us to penalties ranging from fines to bans on our ability to offer our services.

    In addition, as our services are available over the Internet in multiple states and foreign countries, these jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each state or foreign country. We are qualified to do business only in California, Connecticut, Minnesota and Washington. Failure to qualify as a foreign corporation in a required jurisdiction could subject us to taxes and penalties and could result in our inability to enforce contracts in these jurisdictions.

We intend to continue to expand our international operations and these efforts may not successful in generating additional revenues.

    We sell software products and services to end-users outside the United States and we intend to continue to expand our international presence. Expansion into international markets, particularly Europe, requires significant resources that we may fail to recover by generating additional revenues. Conducting business outside of the United States is subject to risks, including:

  •
  changes in regulatory requirements and tariffs;

  •
  uncertainty of application or governing of local laws;

  •
  reduced protection of intellectual property rights;

  •
  difficulties in distribution for international sales;

  •
  higher incidences of credit card fraud and difficulties in accounts receivables collection;

  •
  the burden and cost of complying with a variety of foreign laws; and

  •
  political or economic constraints on international trade or instability.

    We may be unable to successfully and cost effectively market, sell and distribute our services in foreign markets. This may be more difficult or take longer than anticipated especially due to international challenges, such as language barriers, currency exchange issues and the fact that the Internet infrastructure in foreign countries may be less advanced that the U.S. Internet infrastructure. If we are unable to successfully expand our international operations, or manage this expansion, our operating results and financial condition could be harmed.

New obligations to collect or pay sales tax could substantially increase the cost to us of doing business.

    We do not currently collect sales, use or other similar taxes with respect to ESD or shipments of software products into states other than California, Connecticut, Minnesota and Washington. The application of sales tax to interstate and international sales over the Internet is unclear and evolving. Local, state or foreign jurisdictions may seek to impose sales or use tax collection obligations on out-of-state companies like ours that engage in electronic commerce. A successful assertion by one or more states or any foreign country that we should collect sales, use or other taxes on the sale of merchandise through our E-Business Service Division or on shipments of software could harm our results of operations. In addition, any failure by an E-Business client to collect obligatory sales or use taxes could cause the relevant jurisdiction to attempt imposing that obligation on us.

Internet-related stock prices are especially volatile and this volatility may depress our stock price or cause it to fluctuate significantly.

    The stock market, and the trading prices of Internet-related companies in particular, have recently been notably volatile. This volatility is likely to continue in the short-term and is not necessarily related to the operating performance of affected companies. This broad market and industry volatility could significantly reduce the price of our common stock at any time, without regard to our operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against that company. Litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources. Factors that could cause our stock price in particular to fluctuate include:

  •
  actual or anticipated variations in quarterly operating results;

  •
  announcements of technological innovations;

  •
  new products or services that we or our competitors offer;

  •
  changes in financial estimates by securities analysts;

  •
  conditions or trends in the Internet and online commerce industries;

  •
  changes in the economic performance and/or market valuations of other Internet or online e-commerce companies;

  •
  our announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

  •
  additions or departures of key personnel; and

  •
  sales of our common stock.

We may need to raise additional capital to achieve our business objectives, which could result in dilution to existing investors.

    We require substantial working capital to fund our business. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or these equity securities may have rights, preferences or privileges senior to those of our common stock. We have had significant operating losses and negative cash flow from operations since inception and expect to continue to do so for the near future. We believe that our existing capital resources will be sufficient to meet our capital requirements for at least the next 24 months. However, our capital requirements depend on several factors, including the rate of market acceptance of our products, the ability to expand our client base and the growth of sales and marketing. Additional financing may not be available when needed, on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures, which would harm our operating results and adversely affect our ability to achieve profitability.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Our Common Stock is traded on the Nasdaq National Market under the symbol "DRIV." Public trading of the Common Stock commenced on August 11, 1998. Prior to that, there was no public market for the Common Stock. The following table sets forth, for the periods indicated, the high and low sale price per share of the Common Stock on the Nasdaq National Market. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	HIGH	LOW
1999
First Quarter	$61.38	$27.44
Second Quarter	$51.38	$19.56
Third Quarter	$36.13	$18.25
Fourth Quarter	$43.63	$19.63
2000
First Quarter	$37.38	$21.00
Second Quarter	$22.13	$7.00
Third Quarter	$9.13	$5.38
Fourth Quarter	$7.38	$2.19

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

    The sales and issuances of the unregistered securities in the transactions described above were deemed to be exempt from registration under the Securities Act of 1993 in reliance upon Regulation D promulgated thereunder. The recipients of securities in each such transaction represented that they are accredited investors and intend to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in such transactions. All recipients had adequate access, through their relationship with us, to information about Digital River.

    There were no underwritten offerings employed in connection with the sales and issuances of the unregistered securities in any of the transactions set forth above.

ITEM 6. SELECTED FINANCIAL DATA.

	YEAR ENDED DECEMBER 31,
	2000	1999	1998	1997	1996
	(in thousands, except share data)
Statement of Operations Data:
Revenue	$31,181	$14,507	$3,424	$420	$16
Costs and expenses (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	1,477	801	116	23	2
Network and infrastructure	7,867	4,434	1,836	580	86
Sales and marketing	25,693	17,383	9,310	1,446	57
Product research and development	13,063	10,251	3,140	877	131
General and administrative	4,628	4,001	3,111	837	402
Depreciation and amortization	3,178	1,552	604	195	35
Amortization of goodwill and other intangibles and acquisition related costs	15,387	6,886	—	—	—

Total operating expenses	71,293	45,308	18,117	3,958	713

Loss from operations	(40,112)	(30,801)	(14,693)	(3,538)	(697)
Interest income	1,996	3,148	895	53	8

Net loss	$(38,116)	$(27,653)	$(13,798)	$(3,485)	$(689)

Basic and diluted net loss per share (1)	$(1.78)	$(1.36)	$(1.01)	$(0.46)	$(0.13)

Shares used in per share computation (1)	21,413	20,312	13,691	7,514	5,333

	DECEMBER 31,
	2000	1999	1998	1997	1996
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$16,920	$15,120	$63,503	$2,126	$800
Short-term investments	14,977	24,387	10,894	—	—
Working capital (deficit)	17,038	28,777	70,563	1,244	(451)
Total assets	69,403	87,142	80,328	3,405	1,202
Accumulated deficit	(83,892)	(45,776)	(18,123)	(4,325)	(840)
Total stockholders' equity (deficit)	48,518	73,077	74,587	2,329	(58)

(1)
See Note 1 of Notes to Consolidated Financial Statements for an explanation of the method employed to determine the number of shares used to compute per share amounts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

    The Company has a limited operating history upon which investors may evaluate its business and prospects. Since inception, the Company has incurred significant losses, and as of December 31, 2000, had an accumulated deficit of approximately $83.9 million. The Company intends to expend financial and management resources on the development of additional services, sales and marketing, technology and operations to support larger-scale operations and greater service offerings, particularly with respect to the E-Business Services Division. As a result, the Company expects to incur additional losses and continued negative cash flow from operations for most of 2001. There can be no assurance that the Company's revenue will increase or even continue at their current level or that the Company will achieve or maintain profitability or generate cash from operations in future periods. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as electronic commerce. To address these risks, the Company must, among other things, maintain existing and develop new relationships with software publishers, online retailers and E-Business Services clients, implement and successfully execute its business and marketing strategy, continue to develop and upgrade its technology and transaction-processing systems, provide superior customer service and order fulfillment, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing these risks, and the failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's current and future expense levels are based largely on its planned operations and estimates of future revenue. Revenue and operating results generally depend on the volume and timing of orders received, which are difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenue would have an immediate adverse effect on the Company's business, financial condition and results of operations. The Company is also likely to continue to see revenue in its Software and Digital Commerce Services Division fluctuate on a seasonal basis that is typical for the software publishing market in general. The Company believes that its fiscal first and fourth quarters are seasonally stronger than its second and third quarters due to the timing of demand for tax preparation software and the Christmas selling period. In addition, it is the Company's belief that software publishers avoid new product releases in the summer months. In view of the rapidly evolving nature of the Company's business and its limited operating history, the Company is unable to accurately forecast its revenue and believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

Results Of Operations

    The following table sets forth certain items from the Company's consolidated condensed statements of operations as a percentage of total revenues for the years indicated.

	2000	1999	1998
Revenue	100.0%	100.0%	100.0%
Costs and expenses (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	4.7	5.5	3.4
Network and infrastructure	25.2	30.6	53.6
Sales and marketing	82.4	119.8	271.9
Product research and development	41.9	70.7	91.7
General and administrative	14.9	27.6	90.9
Depreciation and amortization	10.2	10.7	17.6
Amortization of goodwill and other intangibles and acquisition related costs	49.3	47.4	—
Total costs and expenses	228.6	312.3	529.1
Loss from operations	(128.6)	(212.3)	(429.1)
Interest income	6.4	21.7	26.1
Net loss	(122.2)%	(190.6)%	(402.0)%

Years Ended December 31, 2000, 1999 and 1998

    Revenue.  The Company derives its revenue primarily from transaction and service fees associated with the e-commerce services that the Company provides to its clients. These services include Web commerce hosting, transaction processing, digital and physical fulfillment services, fraud screening, customer service and merchandising and analytical marketing services. The Company reports its revenue on a net basis and therefore records only the net transaction fees and service fees as its revenue. The Company acts as the merchant of record on the majority of the transactions processed and has contractual relationships with its clients, primarily software publishers and online retailers, which obligate the Company to pay to the client a specified percentage of each sale. The Company retains its transaction fee and also charges various service fees. The Company also derives revenue from fees charged to use its software, integration, development and consulting services provided to its clients. This revenue is recognized as services are performed, except for software usage fees and certain integration and development fees which are recognized evenly over the term of the contract. The Company's revenue increased to $31.2 million in 2000 from $14.5 million in 1999 and $3.4 million in 1998. The revenue increases in 2000 and 1999 resulted from significant growth in the number of the Company's clients, the increasing market acceptance of electronic software downloading and merchandising activities that increased the average sales generated by the Company's software publisher clients. The 1999 sales growth as compared to 1998 was also a function of the Company's acquisition of three shareware outsourcing companies during 1999. International sales represented approximately 25%, 22% and 24% of sales in the years ended December 31, 2000, 1999 and 1998, respectively. The Company began presenting the E-Business Services Division as a separate segment in 2000. Prior to that, substantially all revenue related to the Company's Software and Digital Commerce Services Division. In 2000, revenue for the Software and Digital Commerce Services Division was $25.2 million and revenue for the E-Business Services Division was $6.0 million.

    Gross Profit.  Cost of revenue consists of direct cost of services and network and infrastructure expenses. These two expense items are composed of direct labor costs related to revenue and the costs to operate and maintain the CNS, as well as customer service and operations functions and are shown net of depreciation expense. Cost of revenue increased substantially during 2000 and 1999, reflecting the Company's growth in revenue. During 2000, 1999 and 1998, the Company's gross profit margins were 70.0%, 63.9% and 43.0%, respectively. The gross profit margin increases in 2000 and 1999 were primarily due to leveraging the Company's infrastructure over significantly more revenue and clients. In 2000, the gross profit margin for the Software Services Division was 71.8% and for the E-Business Services Division was 62.4%. The Company believes that Internet commerce and related services may become more competitive in the future. Accordingly, the Company may reduce or alter its pricing structure and policies in the future and any such change could reduce gross margins.

    Sales and Marketing.  Sales and marketing expense consists primarily of personnel and related expenses, advertising and promotional expenses, credit card chargebacks and bad debt expense, and credit card transaction fees. Sales and marketing expense increased to $25.7 million from $17.4 million and $9.3 million in 2000, 1999 and 1998, respectively, resulting from additional sales and marketing personnel and related expenses, increased bad debt expense and increased credit card transaction fees due to increased revenue. The increase in 2000 from 1999 resulted from an increase in wages, benefits and consulting fees of $4.3 million and an increase in credit card chargebacks, bad debt expense and credit card transaction fees of $2.7 million. The increase in 1999 from 1998 resulted from an increase in wages, benefits and consulting fees of $4.3 million and an increase in credit card chargebacks, bad debt expense and credit card transaction fees of $3.0 million. As a percentage of revenue, sales and marketing expense decreased to 82.4% in 2000 from 119.8% in 1999 and 271.9% in 1998, primarily reflecting the Company's increased revenue. In 2000, the sales and marketing expense related to the Software and Digital Commerce Services Division was $14.7 million and for the E-Business Services Division was $11.0 million. The Company expects that sales and marketing expense will continue to increase in absolute dollars as the Company continues to build its sales and marketing infrastructure, to develop marketing programs and from growth in volume-driven credit card expenses. As a percentage of revenue, these expenses are expected to decrease as revenue increases.

    Product Research and Development.  Product research and development expense consists primarily of personnel and related expenses and consulting costs associated with developing and enhancing the Company's CNS and related facilities and internal systems. Product research and development expense increased to $13.1 million from $10.3 million and $3.1 million in 2000, 1999 and 1998, respectively. The increase in 2000 from 1999 resulted from an increase in wages, benefits and temporary employee costs of $1.4 million and an increase in consulting costs of $1.1 million. The increase in 1999 from 1998 resulted from an increase in wages, benefits and temporary employee costs of $1.8 million and an increase in consulting costs of $4.4 million. As a percentage of revenue, product research and development expense decreased to 41.9% in 2000 from 70.7% in 1999 and 91.7% in 1998, primarily reflecting the Company's increased revenue. In 2000, the product research and development expense related to the Software and Digital Commerce Services Division was $5.8 million and for the E-Business Services Division was $7.2 million. The Company expects that product research and development expenses will continue to decrease as a percentage of revenue as revenue increases.

    General and Administrative.  General and administrative expense consists principally of executive, accounting and administrative personnel and related expenses, including deferred compensation expense, professional fees and investor relations expenses. General and administrative expense increased to $4.6 million from $4.0 million and $3.1 million in 2000, 1999 and 1998, respectively. The increase in 2000 from 1999 resulted from an increase in professional fees and investor relations related expense of $332,000. The increase in 1999 from 1998 resulted from an increase in wages and benefits of $204,000 and an increase in professional fees of $535,000. As a percentage of revenue, general and administrative expense decreased to 14.9% in 2000 from 27.6% in 1999 and 90.9% in 1998, primarily reflecting the Company's increased revenue. In 2000, general and administrative expense related to the Software and Digital Commerce Services Division was $3.2 million and for the E-Business Services Division was $1.4 million. The Company expects general and administrative expense to increase in absolute dollars in the future, particularly as the Company continues to build infrastructure to support growth and incurs costs associated with being a public company. As a percentage of revenue, these expenses are expected to decrease as revenue increases.

    Amortization of Goodwill and Other Intangibles and Acquisition-related Costs.  Amortization of goodwill and other intangibles and acquisition-related costs consists of the amortization of goodwill and other intangible assets recorded from the Company's five acquisitions in 2000 and 1999 as well as other related costs such as earn-out payments. Amortization of goodwill and other intangibles and acquisition-related costs increased to $15.4 million in 2000 from $6.9 million in 1999, primarily due to a full year of amortization of goodwill and other intangibles in 2000 from the four 1999 acquisitions and due to two earn-out payments totaling $5.1 million made in 2000. The Company expects amortization of goodwill and other intangibles and acquisition-related costs to increase in 2001 due to full year amortizations on all 2000 and 1999 acquisitions, in addition to expected earn-out payments.

    Loss from Operations.  The Company's loss from operations increased to $40.1 million in 2000 from $30.8 million in 1999, and $14.7 million in 1998, resulting primarily from increased investments in sales and marketing and product research and development. In 2000, loss from operations related to the Software and Digital Commerce Services Division was $5.6 million and for the E-Business Services Division was $15.9 million. In calculating segment losses, the Company does not include depreciation and amortization nor amortization of goodwill and acquisition-related costs. On a segment basis, the Software and Digital Commerce Services Division had income from operations in the fourth quarter of 2000.

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

    Net cash provided by financing activities in 2000, 1999 and 1998 was $3.9 million, $2.7 million and $84.9 million, respectively. The cash provided by financing activities was mainly the result of proceeds from the sales of the Company's Common Stock in 1998, the sale of the Company's Series A Preferred Stock in April 1998 and the exercise of options and warrants in 2000, 1999 and 1998.

    As of December 31, 2000 the Company had approximately $16.9 million of cash and cash equivalents and $15.0 million of short-term investments. The Company's principal commitments consisted of obligations outstanding under operating leases. Although the Company has no material commitments for capital expenditures, it anticipates an increase in the rate of capital expenditures consistent with its anticipated growth in operations, infrastructure and personnel. The Company anticipates that it will expend approximately $22.0 million over the next 24 months on capital expenditures based on the Company's current anticipated growth rate. The Company further anticipates that it will expend approximately $20.0 million over the next 24 months on product research and development based on the Company's current anticipated growth rate in operations. The Company may also use cash to acquire or license technology, products or businesses related to the Company's current business. The Company also anticipates that it will continue to experience growth in its operating expenses for the foreseeable future and that its operating expenses will be a material use of the Company's cash resources.

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

Recent Accounting Pronouncements

    In 2000, the Company commenced reporting its company-wide revenues on a net basis and has reclassified all historical information presented herein to conform to this presentation. This change is based upon the consensus reached in Issue 99-19: "Reporting Revenue Gross as a Principal versus Net as an Agent" by the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board which revised accounting standards regarding net versus gross revenue recognition. Previously, substantially all revenue generated through the Company's Software and Digital Commerce Services division was recognized on a gross basis. Revenue generated through the E-Business Services division has historically been reported on a net basis. This change reflects a new reporting presentation only and does not alter the Company's net income, either historically or in the future.

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

(a)
Gross profit is calculated as revenue less direct cost of services and network and infrastructure expenses and excludes depreciation and amortization expense.

(b)
Loss from operations includes amortization of goodwill and acquisition related costs of $5,394, $4,334, $2,603 and $3,056, in the quarters ending March 31, June 30, September 30 and December 31, 2000, respectively and includes amortization of goodwill and other intangibles and acquisition related costs of $1,302, $3,275 and $2,309, in the quarters ending June 30, September 30 and December 31, 1999, respectively.

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

  (c) Compliance with Section 16(a) of the Exchange Act:

  Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a-3(e) during the 2000 fiscal year and Form 5 and amendments thereto furnished to us with respect to fiscal year 2000, no director, officer, or beneficial owner of more than 10 percent of any class of equity security of Digital River has failed to file on a timely basis, as disclosed by the above forms, reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, during the 2000 fiscal year.

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

Report of Independent Public Accountants
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

      (2) Financial Statement Schedules.

      Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is included in the financial statements or notes thereto.

      (3) Exhibits.

Exhibit Number	Description Of Document
2.1(1)	Acquisition Agreement, dated as of July 11, 1999, by and among the Registrant and Tech Squared Inc.
2.2(2)	Asset Purchase Agreement, dated August 24, 2000, by and between the Registrant and NetSales, Inc.
2.3(3)	Asset Purchase Agreement dated as of March 20, by and between the Registrant, Calico Commerce, Inc. and ConnectInc.com, Co., a wholly-owned subsidiary of Calico
3.1(4)	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.
3.2(5)	Bylaws of the Registrant, as currently in effect.
4.1(4)	Specimen Stock Certificate.
10.1(4)	Form of Indemnity Agreement between Registrant and each of its directors and executive officers.
10.2(4)	1998 Stock Option Plan.
10.3(4)	Employment and Non-Competition Agreement effective May 25, 1998 by and between Joel A. Ronning and the Registrant.
10.4(4)	Heads of Agreement for International Agreement dated February 25, 1998 by and between Christopher J. Sharples, David A. Taylor and the Registrant.
10.5(4)	Stock Subscription Warrant for Shares of Common Stock dated February 26, 1998 by and between Christopher Sharples and Registrant.

10.6(4)	Form of Conditional Warrant to Purchase Common Stock dated April 22, 1998 by and between Wasserstein Adelson Ventures, L.P. and Registrant.
10.7(4)	Form of Warrant to Purchase Common Stock by and between certain investors and Registrant.
10.8(4)	Consent to Assignment and Assumption of Lease dated April 22, 1998 by and between CSM Investors, Inc., IntraNet Integration Group, Inc. and Registrant.
10.9(4)	Assignment of Lease dated April 21, 1998 by and between Intranet Integration Group, Inc. and Registrant.
10.10(4)	Lease Agreement dated January 18, 2000 between Property Reserve, Inc. and Registrant.
10.11(5)	First Amendment of Lease dated January 31, 2001 to that certain Lease dated April 24, 1996 between CSM Investors, Inc. and Registrant (as assignee of Intranet Integration Group, Inc.).
10.12(5)	1999 Stock Option Plan, formerly known as the 1999 Non-Officer Stock Option Plan.
10.13(5)	Form of Non-Qualified Stock Option Agreement under the 1999 Stock Option Plan.
10.14(6)	Agreement and Plan of Merger, dated April 1, 1999, by and among the Registrant, Maagnum Internet Group, Inc. and Cyrus Maaghul.
10.15(6)	Stock Purchase Agreement, dated April 1, 1999, by and among the Registrant and Meiman Kentjana.
10.16(7)	Asset Purchase Agreement, dated as of April 15, 1999, by and among the Registrant, Public Software Library Ltd. and the partners of Public Software Library Ltd.
10.17(3)	Voting Agreement, dated March 20, 2001, by and between the Registrant, Calico Commerce, Inc. and ConnectInc.com, Co.
21.1(8)	Subsidiaries of Digital River, Inc.
23.1(9)	Consent of Independent Public Accountants, dated March 7, 2001.
23.2	Consent of Independent Public Accountants, dated November 20, 2001.
24.1(5)	Power of Attorney.

(1)
Incorporated by reference to the indicated exhibit in the Company's Current Report on Form 8-K filed on July 16, 1999.

(2)
Incorporated by reference to the indicated exhibit in the Company's Current Report on Form 8-K filed on September 8, 2000.

(3)
Incorporated by reference to the indicated exhibit in the Company's Current Report on Form 8-K filed on March 26, 2001.

(4)
Incorporated by reference to the indicated exhibit in the Company's Registration Statement on Form S-1 (File No. 333-56787), declared effective on August 11, 1998.

(5)
Incorporated by reference to the indicated exhibit in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 27, 2001.

(6)
Incorporated by reference to the indicated exhibit in the Company's Current Report on Form 8-K filed on April 16, 1999.

(7)
Incorporated by reference to the indicated exhibit in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(8)
Incorporated by reference to the indicated exhibit in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

  (b) The Registrant filed a Current Report on Form 8-K on October 20, 2000, announcing that as of the quarter ended September 30, 2000, the Registrant began reporting its company-wide revenues on a net basis. The Registrant filed a Current Report on Form 8-K/A on November 7, 2000, providing financial statements of NetSales, Inc., a company from whom the Registrant acquired certain assets on August 24, 2000, as of December 31, 1999, and unaudited pro forma consolidated financial statements as of June 30, 2000. The Registrant filed a Current Report on Form 8-K on March 26, 2001, announcing its acquisition of certain assets from ConnectInc.com, Co., a wholly owned subsidiary of Calico Commerce, Inc.

  (c) See Exhibits listed under Item 14(a)(3).

  (d) The financial statement schedules required by this item are listed under 14(a)(2).

(9)
Previously filed with Registrant's Annual Report on Form 10-K for the year ended December 21, 2000 filed on March 27, 2001.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Eden Prairie, State of Minnesota, on the 21st of November 2001.

DIGITAL RIVER, INC.
By:	/s/ JOEL A. RONNING Joel A. Ronning CHIEF EXECUTIVE OFFICER, MEMBER OF THE OFFICE OF THE PRESIDENT AND DIRECTOR

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ JOEL A. RONNING Joel A. Ronning	Chief Executive Officer, Member of the Office of the President and Director (Principal Executive Officer)	November 21, 2001
/s/ ROBERT E. STRAWMAN Robert E. Strawman	Chief Financial Officer, Member of the Office of the President and Treasurer (Principal Financial and Accounting Officer)	November 21, 2001
* Perry W. Steiner	Director	November 21, 2001
* William Lansing	Director	November 21, 2001
* Thomas F. Madison	Director	November 21, 2001
* J. Paul Thorin	Director	November 21, 2001
Frederic Seegal	Director
* Timothy C. Choate	Director	November 21, 2001
*By:	/s/ JOEL A. RONNING Joel A. Ronning Attorney-in-fact	November 21, 2001

Report of independent public accountants

To Digital River, Inc.:

We have audited the accompanying consolidated balance sheets of Digital River, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Arthur Andersen LLP

Minneapolis, Minnesota,
January 23, 2001

DIGITAL RIVER, INC.

Consolidated Balance Sheets

As of December 31

(In Thousands, Except Share Data)

	2000	1999
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,920	$15,120
Short-term investments	14,977	24,387
Accounts receivable, net allowance of $975 and $593	4,903	2,455
Prepaid expenses and other	1,123	880

Total current assets	37,923	42,842

PROPERTY AND EQUIPMENT:
Property and equipment	18,369	8,993
Less—accumulated depreciation	(4,799)	(1,714)

Net property and equipment	13,570	7,279
LONG-TERM INVESTMENTS	—	14,832
GOODWILL AND OTHER INTANGIBLES, net of accumulated amortization of $15,821 and $5,560	17,834	22,050
OTHER ASSETS	76	139

	$69,403	$87,142

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,339	$11,020
Accrued payroll	2,287	1,909
Deferred revenue	1,833	152
Other accrued liabilities	2,426	984

Total current liabilities	20,885	14,065

COMMITMENTS AND CONTINGENCIES (Note 4)
STOCKHOLDERS' EQUITY:
Preferred Stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $.01 par value; 60,000,000 shares authorized; 22,275,317 and 20,699,244 shares issued and outstanding	223	207
Additional paid-in capital	132,403	119,445
Deferred compensation	(194)	(637)
Accumulated other comprehensive loss	(22)	(162)
Accumulated deficit	(83,892)	(45,776)

Total stockholders' equity	48,518	73,077

Total liabilities and stockholders' equity	$69,403	$87,142

The accompanying notes are an integral part of these consolidated balance sheets.

DIGITAL RIVER, INC.

Consolidated Statements of Operations

For the Years Ended December 31

(In Thousands, Except Per Share Data)

	2000	1999	1998
REVENUE	$31,181	$14,507	$3,424
COSTS AND EXPENSES (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	1,477	801	116
Network and infrastructure	7,867	4,434	1,836
Sales and marketing	25,693	17,383	9,310
Product research and development	13,063	10,251	3,140
General and administrative	4,628	4,001	3,111
Depreciation and amortization	3,178	1,552	604
Amortization of goodwill and other intangibles and acquisition related costs (Note 2)	15,387	6,886	—

Total costs and expenses	71,293	45,308	18,117

LOSS FROM OPERATIONS	(40,112)	(30,801)	(14,693)
INTEREST INCOME	1,996	3,148	895

Net loss	$(38,116)	$(27,653)	$(13,798)

BASIC AND DILUTED NET LOSS PER SHARE	$(1.78)	$(1.36)	$(1.01)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	21,413	20,312	13,691

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL RIVER, INC.

Consolidated Statements of Stockholders' Equity

(In Thousands)

	Common Stock
			Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity	Comprehensive Income (Loss)
	Shares	Amount
BALANCE, December 31, 1997	9,242	$92	$6,562	$—	$—	$(4,325)	$2,329	$—
Sales of common stock	8,679	87	80,581	—	—	—	80,668	—
Sales of preferred stock subsequently converted to common stock	1,000	10	2,815	—	—	—	2,825	—
Exercise of options and warrants	624	6	1,346	—	—	—	1,352	—
Deferred compensation related to stock options and warrants	—	—	2,579	(2,579)	—	—	—	—
Deferred compensation expense	—	—	—	1,211	—	—	1,211	—
Net loss	—	—	—	—	—	(13,798)	(13,798)	(13,798)

BALANCE, December 31, 1998	19,545	195	93,883	(1,368)	—	(18,123)	74,587	$(13,798)
Common stock issued for acquisitions and earn-out arrangements	777	8	22,801	—	—	—	22,809	$—
Net common stock exchanged in Tech Squared transaction (Note 2)	(350)	(3)	235	—	—	—	232	—
Exercise of options and warrants	727	7	2,416	—	—	—	2,423	—
Deferred compensation related to stock options granted for services	—	—	110	(110)	—	—	—	—
Deferred compensation expense	—	—	—	841	—	—	841	—
Unrealized loss on investments	—	—	—	—	(162)	—	(162)	(162)
Net loss	—	—	—	—	—	(27,653)	(27,653)	(27,653)

BALANCE, December 31, 1999	20,699	207	119,445	(637)	(162)	(45,776)	73,077	$(27,815)
Common stock issued for acquisitions and earn-out arrangements	1,124	11	9,082	—	—	—	9,093	$—
Exercise of options and warrants	339	4	3,585	—	—	—	3,589	—
Common stock issued under Employee Stock Purchase Plan	113	1	291	—	—	—	292	—
Deferred compensation expense	—	—	—	443	—	—	443	—
Unrealized gain on investments	—	—	—	—	140	—	140	140
Net loss	—	—	—	—	—	(38,116)	(38,116)	(38,116)

BALANCE, December 31, 2000	22,275	$223	$132,403	$(194)	$(22)	$(83,892)	$48,518	$(37,976)

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL RIVER, INC.

Consolidated Statements of Cash Flows

For the Years Ended December 31

(In Thousands)

	2000	1999	1998
OPERATING ACTIVITIES:
Net loss	$(38,116)	$(27,653)	$(13,798)
Adjustments to reconcile net loss to net cash used in operating activities—
Goodwill and other intangibles amortization and earn-out charges	13,354	6,606	—
Depreciation and amortization	3,178	1,552	604
Deferred compensation expense	443	841	1,211
Change in operating assets and liabilities:
Accounts receivable and prepaid expenses	(2,691)	(1,226)	(1,713)
Accounts payable	3,319	5,122	3,160
Accrued payroll and other accrued liabilities	3,501	1,184	1,505

Net cash used in operating activities	(17,012)	(13,574)	(9,031)

INVESTING ACTIVITIES:
Purchases of investments	(12,034)	(106,487)	(15,894)
Proceeds from sales of investments	36,416	78,000	5,000
Cash paid for acquisitions, net of cash received	(45)	(4,077)	—
Purchases of equipment	(9,380)	(4,783)	(3,531)
Patent acquisition costs	(26)	(117)	(62)

Net cash provided by (used in) investing activities	14,931	(37,464)	(14,487)

FINANCING ACTIVITIES:
Net proceeds from sales of preferred and common stock	292	—	83,543
Exercise of options and warrants	3,589	2,423	1,352
Other	—	232	—

Net cash provided by financing activities	3,881	2,655	84,895

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,800	(48,383)	61,377
CASH AND CASH EQUIVALENTS, beginning of period	15,120	63,503	2,126

CASH AND CASH EQUIVALENTS, end of period	$16,920	$15,120	$63,503

NONCASH INVESTING AND FINANCING ACTIVITIES:
Preferred stock converted to common stock	$—	$—	$2,825

Common stock issued in acquisitions and earn-outs	$9,093	$22,809	$—

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

Investments

    Investments held by the Company are classified as available for sale securities and are carried at their market value with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive losses within stockholders' equity.

    The following is a summary of the Company's investment securities, all of which are classified as available for sale:

December 31, 2000	Cost	Unrealized losses	Fair Value
U.S. Government securities	$14,999,000	$22,000	$14,977,000

December 31, 1999	Cost	Unrealized losses	Fair Value
U.S. Government securities	$14,994,000	$162,000	$14,832,000
U.S. Corporate securities	24,387,000	—	24,387,000

	$39,381,000	$162,000	$39,219,000

    As of December 31, 2000, all securities are due in less than one year. As of December 31, 1999, all corporate securities were due in less than one year and the US Government securities were due in more than one year and less than two years. The Company had proceeds from sales of investments of $36,416,000, $78,000,000 and $5,000,000 in the years ended December 31, 2000, 1999 and 1998, respectively. The cost basis of investments and gains and losses are based on specific identification. Realized gains and/or losses on sales of investments were not material in the years ended December 31, 2000, 1999 and 1998.

Property and Equipment

    Property and equipment is stated at cost and is being depreciated under the straight-line method using lives of three to seven years and consists mainly of computer equipment and software licenses.

Goodwill and Other Intangibles

    Goodwill and other intangible assets have been recorded as a result of certain acquisitions made by the Company and are being amortized under the straight-line method using a life of two to three years.

    Impairment losses are recorded on goodwill and long-lived assets in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company regularly performs reviews to determine if indicators of impairment of its goodwill and other long-lived assets exist. The Company's evaluation considers nonfinancial data such as changes in the operating environment and business strategy, competitive information, market trends and operating performance. Impairment losses are measured by comparing the fair value of assets, as determined by discounting the future cash flows at a market rate of interest, to their carrying amount. Based upon regular reviews, management believes that no conditions that would require impairment charges have arisen through December 31, 2000.

Patents

    The costs of developing patents are amortized over a three-year period utilizing the straight-line method of amortization once the patent application is filed. Patents are included in other assets on the accompanying consolidated balance sheets, net of accumulated amortization of $336,000 and $262,000 as of December 31, 2000 and 1999.

Revenue Recognition

    As further described in Recent Accounting Pronouncements below, in 2000 the Company changed its method of revenue recognition on certain revenue to a net basis. The Company recognizes revenue from services rendered once all the following criteria for revenue recognition have been met:

1) Pervasive evidence of an agreement exists, 2) the services have been rendered, 3) the fee is fixed and determinable and not subject to refund or adjustment and 4) collection of the amounts due is reasonably assured. The Company derives its revenue primarily from transaction and service fees associated with the e-commerce services that the Company provides to its clients. These services include Web commerce hosting, transaction processing, digital and physical fulfillment services, fraud screening, customer service and merchandising and analytical marketing services. The Company acts as the merchant of record on the majority of the transactions processed and has contractual relationships with its clients, primarily software publishers and online retailers, which obligate the Company to pay to the client a specified percentage of each sale. The Company retains its transaction fee and also charges for various service fees. The Company also derives revenue from providing clients the right to use its software applications, integration, development and consulting services provided to clients. Signed contracts are obtained from clients prior to recognition of these revenues. Fees for the use of software applications and any integration and development work required to set up the client are recognized ratably over the term of the contract once collection is reasonably assured. Clients do not have the right to take possession of the software applications used in the delivery of services. Payments received in advance of revenue recognition, even if non-refundable, are recognized as deferred revenue. Revenues from consulting services are recognized using the percentage-of-completion method for fixed-fee arrangements or as the services are provided for time-and-materials arrangements. Sales to foreign customers accounted for 25%, 22% and 24% of sales for the years ended December 31, 2000, 1999 and 1998, respectively.

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

Recent Accounting Pronouncements

    In 2000, the Company commenced reporting its company wide revenues on a net basis and has reclassified all historical information presented herein to conform to this presentation. This change is based upon the consensus reached in Issue 99-19: "Reporting Revenue Gross as a Principal versus Net as an Agent" by the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board which revised accounting standards regarding net versus gross revenue recognition. Previously, substantially all revenue generated through the Company's Software Services division was recognized on a gross basis. Revenue generated through the E-Business Services division has historically been reported on a net basis. This change reflects a new reporting presentation only and does not alter the Company's net income or stockholders' equity. The Company has also made certain other reclassifications to its 1999 and 1998 financial statements to conform to the 2000 presentation.

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

    In March 2000, the EITF published its consensus on EITF 00-2, "Accounting for Web Site Development Costs." EITF 00-2 is effective for fiscal quarters beginning after June 30, 2000. The Company has adopted EITF 00-2 and has had no impact to date from the adoption.

    The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," in January 2001. The Company does not currently engage in any derivative or hedging activities and therefore there was no impact to the financial statements upon adoption of this standard.

2. Acquisitions and Purchases of Assets:

    In August 2000, the Company purchased certain assets of NetSales, Inc. ("NetSales") for 1,000,000 shares of Common Stock valued at $6,000,000 plus transaction expenses. In addition, NetSales has an earn-out arrangement whereby it can earn up to 350,000 additional shares of Common Stock upon attaining certain business goals for a six month period following the close of the acquisition.

    In 1999, the Company acquired or purchased the assets of Maagnum Internet Group ("Maagnum"), Public Software Library Ltd. ("PSL"), Universal Commerce, Incorporated ("RegNow"), and Walnut Creek CDROM, Inc. ("Walnut Creek") for an aggregate $5,500,000 in cash and 724,261 shares of Common Stock. The purchase prices of Maagnum, PSL, RegNow and Walnut Creek were $7,166,000, $6,797,000, $9,250,000 and $4,000,000, respectively, plus transaction expenses. In addition, the former shareholders of Maagnum and RegNow have earn-out arrangements that allow them to receive up to approximately 900,000 shares of Common Stock and $2,000,000 in cash upon attaining certain business goals for a period of 12 to 24 months following the close of each respective acquisition.

    Former Maagnum shareholders collectively received earn-out payments of 124,349 shares of Common Stock valued at $3,093,000 in 2000 and 48,095 shares of Common Stock valued at $1,046,000 in 1999. Former Maagnum shareholders have one final earn-out payment potential of up to 314,531 shares of Common Stock that will be measured in March 2001. Former RegNow shareholders received an earn-out related payment of $2 million in cash in 2000 and did not attain the necessary goals to earn any further shares, which subsequently have been canceled. The Company charged such amounts to compensation expense and this is included as amortization of goodwill and acquisition related costs in the accompanying Consolidated Statements of Operations. This amount would have increased general and administrative expense had it been reported outside of that caption.

    Each of the above transactions was accounted for using the purchase method. The purchase price in each transaction was allocated substantially to goodwill and other intangibles (consisting of customer base, assembled workforce, technology, and non-compete agreements), which are being amortized over two to three years. Earn-out payments, as listed above, and any future potential earn-outs, are recognized as compensation expense in the period in which the required milestones are achieved, except for NetSales which will be recorded as additional goodwill and amortized over the remaining amortization period.

    The results of each of the above acquisitions have been reflected in the Company's results beginning on the date of the respective acquisition. The following unaudited pro forma condensed results of operations for the years ended December 31, 2000 and 1999 have been prepared as if each of the above four transactions had occurred on January 1, 1999 and the unaudited pro forma condensed results of operations for the year ended December 31, 1998 has been prepared as if the 1999 acquisitions occurred on January 1, 1998:

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

    The reconciliation of the reported income tax expense to the amount the would result from applying the US federal statutory rate of 35% to the net loss is as follows:

	Year ended December 31,
	2000	1999	1998
Tax benefit at statutory rate	$(13,341,000)	$(9,679,000)	$(4,829,000)
State taxes, net of federal benefit	(1,982,000)	(1,438,000)	(717,000)
Stock compensation deductions	(1,339,000)	(3,343,000)	(576,000)
Non-deductible goodwill and earn-out compensation	3,453,000	1,783,000	—
Non-deductible expense and other	285,000	174,000	220,000
Change in valuation allowance	12,924,000	12,503,000	5,902,000

Total	$—	$—	$—

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

    The components of deferred income taxes are as follows:

	2000	1999
Net operating loss carryforwards	$30,733,000	$19,295,000
Nondeductible reserves and accruals	436,000	282,000
Depreciation and amortization	1,846,000	514,000
Valuation allowance	(33,015,000)	(20,091,000)

	$—	$—

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

    A summary of change in outstanding options under the SOP and NOP is as follows:

	Options Outstanding	Weighted Average $/Share
Balance, December 31, 1997	792,810	1.20
Grants	1,389,570	8.93
Exercised	(220,350)	1.63
Cancelled	(91,673)	5.10

Balance, December 31, 1998	1,870,357	6.70
Grants	2,131,636	21.51
Exercised	(601,172)	2.76
Cancelled	(308,035)	24.83

Balance, December 31, 1999	3,092,786	16.50
Grants	2,641,028	9.01
Exercised	(303,533)	11.11
Cancelled	(817,696)	16.96

Balance, December 31, 2000	4,612,585	12.46

    A summary of information about stock options outstanding at December 31, 2000 is as follows:

	Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted Ave. Life Remaining	Number Exercisable	Weighted Ave. Price
$ 1.13- 3.00	503,087	7 years	278,238	$2.69
6.00- 6.38	2,081,501	9.5 years	159,888	6.36
7.50-12.50	616,357	7.5 years	487,420	8.70
19.50-31.13	1,826,081	8.5 years	591,525	22.38

1.13-31.13	5,027,026	9 years	1,517,071	10.34

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

7. Segment Information:

    The Company has two operating segments, Software and Digital Commerce Services and E-Business Services, which have been identified as components of the Company that are reviewed regularly by management to determine resource allocation and assess performance. No disclosure of segments for 1999 has been presented as Software and Digital Commerce Services represented substantially all operations in 1999. Unallocated corporate items consist of depreciation, goodwill and other intangibles amortization, acquisition-related costs and interest income for operational results and consist of certain cash, investments and goodwill for total assets. Segment information for 2000 is as follows:

	Software and Digital Commerce Services Division	E-Business Services Division	Unallocated Corporate Items	Consolidated
Revenue	$25,221,000	$5,960,000	$—	$31,181,000
Gross profit (excludes depreciation and amortization expense)	18,119,000	3,718,000	—	21,837,000
Loss from operations	(5,611,000)	(15,936,000)	(18,565,000)	(40,112,000)
Net loss	(5,611,000)	(15,936,000)	(16,569,000)	(38,116,000)
Total assets (Dec. 31)	16,256,000	7,051,000	46,096,000	69,403,000

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

    In February 1998, two stockholders, one of which is a director for the Company, entered into an agreement with the Company whereby the stockholders will help establish and oversee the international operations for the Company for a term of three years. As consideration for entering into the agreement, the stockholders each received warrants to purchase 100,000 shares of common stock, exercisable at $3.00 per share. The warrants were 100% vested at the date of grant and expire five years from the grant date (February 2003). All 200,000 warrants are outstanding as of December 31, 2000 at $3.00 per share with a remaining contractual life of 2.2 years. The weighted average fair value of the options granted in 1998 was determined based upon the fair value of the services to be provided. The resulting deferred compensation of $360,000 for the estimated fair value of the services is being recognized over the term of the agreement. Compensation expense of $100,000, $120,000 and $120,000 was recognized in 1998, 1999 and 2000, respectively.

QuickLinks

PART I
  ITEM 1. BUSINESS.
  ITEM 2. PROPERTIES.
  ITEM 3. LEGAL PROCEEDINGS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
  ITEM 6. SELECTED FINANCIAL DATA.
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
  ITEM 7a. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK.
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
QUARTERLY FINANCIAL DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
  ITEM 11. EXECUTIVE COMPENSATION.
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
SIGNATURES
DIGITAL RIVER, INC. Consolidated Balance Sheets As of December 31 (In Thousands, Except Share Data)
DIGITAL RIVER, INC. Consolidated Statements of Operations For the Years Ended December 31 (In Thousands, Except Per Share Data)
DIGITAL RIVER, INC. Consolidated Statements of Stockholders' Equity (In Thousands)
DIGITAL RIVER, INC. Consolidated Statements of Cash Flows For the Years Ended December 31 (In Thousands)
DIGITAL RIVER, INC. Notes to Consolidated Financial Statements December 31, 2000 and 1999