Form 10-K405
period 2001-12-31
DIGITAL RIVER INC /DE
filed 2002-04-01
CIK 1062530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001.

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number:  000-24643

DIGITAL RIVER, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	41-1901640
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

9625 WEST 76TH STREET, SUITE 150
EDEN PRAIRIE, MINNESOTA 55344
(Address of principal executive offices)

(952) 253-1234
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of the Common Stock of the registrant held by non-affiliates as of March 20, 2002 was approximately $380,542,000.

The number of shares of Common Stock outstanding at March 20, 2002 was 26,583,247 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant’s definitive Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

PART I

ITEM 1. BUSINESS.

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements set forth or incorporated by reference in this Form 10-K, as well as in our Annual Report to Stockholders for the year ended December 31, 2001, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “believes”, “anticipates”, “expects”, “intends”, “estimates” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements, or industry results, expressed or implied by such forward-looking statements. Such factors include, among others: our limited operating history and variability of operating results, the expectation of future losses, risks associated with electronic software delivery, our dependence on the Internet and the growth in electronic commerce and Internet infrastructure development, our dependence on software publishers, our dependence on online retailers, system development and electronic commerce security risks, rapid technological changes, competition in the electronic commerce industry, the importance of attracting and retaining personnel, management of our growth, the integration of acquired companies, our dependence on key employees, and other risk factors set forth under “Risk Factors” and elsewhere in this Form 10-K. We expressly disclaim any obligation to update or publicly release any revision to these forward-looking statements after the date of this Form 10-K.

Overview

We are a provider of comprehensive electronic commerce outsourcing solutions. We were incorporated in February 1994 and commenced offering products for sale through our clients’ Web stores in August 1996. As an application service provider, we enable our clients to access our proprietary electronic commerce system over the Internet. We have developed a technology platform that allows us to provide a suite of electronic commerce services, including Web commerce development and hosting, transaction processing, fraud screening, digital delivery, integration to physical fulfillment and customer service. We also provide analytical marketing and merchandising services to assist clients in increasing Web page view traffic to, and sales through, their Web commerce systems. We provide an outsourcing solution that allows our clients to promote their own brands while leveraging our investment in infrastructure and technology. Our Software and Digital Commerce Services Division serves the software and digital products market, and our E-Business Services Division serves manufacturers, distributors and retailers outside the software industry. Our clients include H&R Block, Inc., Major League Baseball, National Geographic Society, Symantec Corporation and ScanSoft, Inc.

Our proprietary commerce network server, or CNS, technology serves as the platform for the majority of our solutions. The CNS incorporates custom software applications that enable Web store authoring, electronic software delivery, fraud prevention, export control, merchandising programs and online registration, and features a database of more than 200,000 software and digital products. Using our CNS platform, we create Web commerce systems for our clients that replicate the look and feel of each client’s Web site. End-users enter the client site and are then seamlessly transferred to our CNS. End-users can then browse for products and make purchases online, and once purchases are made, we either deliver the products digitally to the end-user through the Internet or communicate the order through its integration into a number of third-party fulfillment agencies for physical fulfillment. We also provide transaction processing services and collect and maintain critical information about end-users. This information can later be used by our clients to facilitate add-on or upgrade sales and for other direct marketing purposes. We actively manage direct marketing campaigns for our clients and also deliver purchase information and Web store traffic statistics to our clients through online reporting.

Subsequent Developments

Results of Operations

In February 2002, ePedas Sdn Bhd initiated an arbitration before the American Arbitration Association against the Company.  The demand for arbitration alleges breach of contract and tortious interference claims against the Company.  The prayer for relief requests RM 28,809,137.09 (Ringit Malaysia or approximately US $7,581,150) plus pre-judgment interest, punitive damages, all legal costs and other unspecified fees and expenses.   An arbitrator has not been selected and no arbitration date has been set. The Company believes this lawsuit is without merit and intends to defend against it vigorously.

On March 29, 2002, the Company announced that it would record a reserve for pending litigation of $2,300,000 in the first quarter of 2002.  Additionally, the Company announced that it would take a charge of $200,000 in the first quarter of 2002 in connection with its decision during the quarter to consolidate one of its offices.

Acquisitions

On March 19, 2002, pursuant to an Asset Purchase Agreement between Digital River and Innuity Acquisition Corp. (“IAC”), we purchased certain assets and assumed approximately $3.6 million in merchant liabilities in exchange for approximately $2.4 million in cash. The agreement includes an opportunity for a cash earn-out based on revenue generated from the IAC assets during the 12-month period following the close of the transaction.

On March 31, 2002, pursuant to an Amended and Restated Asset Purchase Agreement (the “Agreement”) dated February 9, 2002, between Digital River and Beyond.com Corporation (“Beyond.com”), in exchange for $2,910,311 in shares of our Common Stock (valued at the average of the closing price of our Common Stock for the 15 trading days ending on the second day prior to closing and the seven trading days immediately following the closing), we purchased those assets and assumed those liabilities of Beyond.com related to its eStores business, which manages online stores for clients. The purchase was approved by the U.S. Bankruptcy Court following Beyond.com’s filing for Chapter 11 bankruptcy protection, and certain elements of the purchase remain subject to further approval by the court. The agreement includes contingent earn-out provisions whereby Beyond.com may receive (i) additional shares of our Common Stock valued at $962,500 if specified customers of Beyond.com remain our customers for 90 days post closing, (ii) additional shares of our Common Stock valued at $500,000 if 90% or more of specified customers of Beyond.com enter into 12 month contracts with us within 60 days of the closing and (iii) additional shares of our Common Stock valued at approximately $1.35 million if specified customers enter into 12 month contracts with us within 60 days of the closing (with such shares valued as described above). Of the shares issued at closing, 70,000 shares were placed in an escrow to secure certain indemnification obligations contained in the agreement. Subject to outstanding claims, the escrow will terminate 90 days following the closing.

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

Advantages Of Outsourcing Electronic Commerce.  According to a Gartner Group study, the initial investment in an electronic commerce site that is functionally equivalent to most industry participants is $1.0  to $5.0 million and requires an average of five months to implement. The study found that a market differentiating electronic commerce solution requires an expenditure of $5.0 to $20.0 million. Additionally, to maintain a scaleable, best-of-breed commerce solution, businesses must continue to invest in technology, infrastructure and personnel related to electronic commerce management.

There are a number of advantages to outsourcing electronic commerce, including: (i) avoiding the large, upfront investment required to purchase and implement software applications and computer hardware; (ii) a shorter time to market as compared to in-house development and maintenance; (iii) the opportunity to shift the ongoing financial and technology risk to a proven service provider; and (iv) allowing businesses to focus on their specific core competency. Because of these advantages, we believe that an increasing number of businesses will outsource their electronic commerce needs.

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

The Digital River Solution.  We have developed a technology platform that enables us to provide a comprehensive suite of electronic commerce services to our clients. We also leverage our merchandising and marketing expertise to increase traffic and sales for our clients. Rather than maintaining our own branded Web store, we provide an outsourcing solution for Web commerce development and hosting, transaction processing, fraud screening, digital delivery and merchandising and marketing services that enables our clients to promote their own brands while leveraging our investment in infrastructure. In addition, this approach enables us to leverage our clients’ brand investments and the traffic at our clients’ sites to maximize the number of transactions completed through Digital River.

Benefits To Clients.  Our electronic commerce solution enables our clients to leverage our investment in technology, personnel and infrastructure to provide a business-to-business or business-to-consumer electronic commerce solution. This provides our clients with a cost-effective, proven solution that allows them to focus on their core competency. Clients have the ability to offer the complete library of their products directly to end-users from their Web commerce systems, and for software publishers, through our network of online retailers. This benefit is particularly significant for smaller software publishers who have limited market access through traditional distribution methods. Our solution also provides a channel for underdistributed products permitting clients to offer online their complete product catalog. In addition, through our 100% end-user registration and data warehousing, we provide clients with valuable end-user information that can facilitate targeted marketing, upgrade notification and sophisticated merchandising strategies. Finally, by exploiting the distribution relationships we have developed with a large network of online retailers, software publishers can reduce or eliminate the need for multiple retailer relationships, thereby lowering administrative costs and reducing the number of master copies of their software in existence for distribution.

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

Strategy

Our objective is to be the world’s leading provider of electronic commerce services to software publishers and online retailers through our Software and Digital Commerce Services Division, as well as to manufacturers, distributors and retailers through our E-Business Services Division. We intend to achieve our objective through the following key strategies:

Software And Digital Commerce Services Division: Develop And Expand Relationships With Software Publishers And Online Retailers. We plan to continue to build our inventory of software products through additional contractual relationships with software publishers. As of March 1, 2002, we had contracts with approximately 10,000 software publishers and online retailers, representing more than 200,000 software products. We believe that our ability to develop Web hosting relationships with our software publisher clients increases our reach to end-users and provides the basis for a long-term relationship with our software publisher clients. We further believe that the large number of software products that we offer from our software publisher clients will be critical to our ability to deliver a compelling inventory of products to online retailer clients.

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

E-Business Services Division: Develop And Expand Relationships With Manufacturers, Distributors And Retailers.  In late 1998, we began exploring electronic commerce outsourcing opportunities outside of the software industry. During 1999, sales and marketing personnel were hired to develop contractual relationships to sell our electronic commerce outsourcing services to manufacturers, distributors and retailers. As of March 1, 2002, we were providing commerce services, such as Web commerce development and hosting, transaction processing and fraud screening, customer service, integration into third-party physical fulfillment, and merchandising and analytical marketing services to over 100 E-Business Services Division client sites. In March 2001, we acquired our Market Maker technology, which allows  us to offer a stand-alone electronic commerce software application for sale to our current or prospective clients.  Additionally, in September 2001 and December 2001, we purchased certain assets of Orbit Commerce, Inc. and Network Commerce, Inc., respectively, allowing us to offer web hosting and electronic commerce services to approximately 11,000 small business sites.  We believe that our ability to provide a proven, cost efficient electronic commerce solution, which can typically be implemented in a one to eight week time frame, provides the basis for a long-term relationship with our E-Business clients. We further believe that additional electronic commerce outsourcing opportunities may develop as relationships with existing clients expand.

Provide Clients Value-Added Services.  We believe that our growing data warehouse of end-user purchasing information provides us with a powerful tool to assist clients with value–added services, such as targeted advertising, promotions and direct response merchandising. We offer merchandising and analytical marketing programs, customer support and communications programs, advertising placement services, Web commerce system design services, a returns management module and fraud screening services. We intend to continue to expand our programs and believe that these programs help build stronger partnerships with our clients, while enabling them to increase their Web site sales.

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

Services

We provide a broad range of services to our clients, including Web commerce development and hosting, digital delivery and physical fulfillment services, transaction processing and fraud screening, customer service and merchandising and analytical marketing services.

Web Commerce Hosting.  We host Web commerce activities for all of our online retailer clients, our E-Business clients and those software publisher clients that choose this option. Our outsourcing solution is mission-critical for many of our clients. Therefore, we have a data center that is designed to provide our clients with the performance they require for continuous Web commerce operations. The data center features redundant, high-speed connections to the Internet, 24x7 security and monitoring, back-up generators and dedicated power.

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

Transaction Processing And Fraud Screening.  We process transactions, primarily via credit card, generated by end-users ordering products through our CNS. We obtain customer and payment information required to process transactions. The fraud screening component of the CNS uses both rules-based and heuristic scoring methods to make a determination regarding the validity of the order, end-user and payment information. As the end-user is entering the order, up to 580 data reviews are processed real-time. Depending on the contractual agreement, we either offer the use of our proprietary fraud screening to clients to either significantly reduce the number of fraudulent transactions or to completely shift the risk of fraud to us. When a credit card transaction is completed and approved, and the ordered product has been delivered, we process the order for payment.

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

We also offer advanced merchandising services to assist clients in increasing response rates for their marketing efforts. These services include email campaigns for special promotions, upgrade notification programs and the presentation of complementary products, bundled products or other programs designed to increase average order size based on a targeted end-user profile. In addition, we test and analyze merchandising techniques, such as promotional pricing, pop-up windows and banner advertising, based on information gathered in the CNS data warehouse.

Clients

Within the Software and Digital Commerce Services Division, we distribute software products through a network of software publishers and online retailers. Online retailer clients include traditional store-based and direct mail retailers with a Web presence, online retailers dedicated to online commerce, as well as high traffic or niche Web site operators desiring to add electronic commerce functionality. In a typical online retailer contract, we are responsible for: (i) a payment to the online retailer based on a percentage of net sales of software products that we distribute through the online retailer’s Web site; (ii) the processing of payments made by end-users; (iii) the delivery of the software products to end-users; (iv) the payment of applicable credit card transaction fees; (v) the collection, payment and returns filing of applicable sales taxes; and (vi) the distribution of a report to the online retailer detailing related sales activity that we have processed. We also expect to support traditional physical retailers in developing their online stores for the sale of software products online. While most software publishers use our Web hosting services, certain software publishers use only our “channel services” whereby the software publishers are provided with digital and physical fulfillment capability through our extensive network of online retailers. In a typical software publisher contract, we are responsible for: (i) the maintenance of master copies of software products in a secure format for distribution to end-users; (ii) a payment to the software publisher for the cost of software products that we distribute through either a retailer’s Web site or through the publisher’s host Web site; (iii) the processing of payments made by end-users; (iv) the delivery of software products to end-users; (v) the payment of applicable credit card transaction fees; (vi) the collection, payment and returns filing of applicable sales taxes; and (vii) the distribution of a report to the software publisher detailing related sales activity that we have processed.

As of March 1, 2002, we had approximately 10,000 contracts with software publishers and online retailers. Our Software and Digital Commerce Services Division clients include:

Software Publishers	Online Retailers
Web Hosting And Channel Services	MicroWarehouse, Inc.
Autodesk, Inc.	Software Oasis, Inc.
H&R Block, Inc.	Visioneer, Inc.
ScanSoft, Inc.
Symantec Corporation
Trend Micro, Inc.
Channel Services Only
McAfee.com Corporation
PowerQuest Corporation
Qualcomm, Inc.

Within the E-Business Services Group, we provide a variety of electronic commerce services to clients outside of the software industry, primarily manufacturers, distributors and retailers. These services allow the client to perform electronic commerce on a business-to-business or business-to-consumer basis. In a typical E-Business Services contract, we are responsible for: (i) Web commerce system design, hosting and integration into the client’s management system; (ii) the processing of payments made by end-users; (iii) the communication of orders to the client or the client’s third–party fulfillment agency for delivery of the product to end-users; (iv) the fraud screening and processing of the applicable credit card transaction to the client’s credit card processor; (v) customer service; and (vi) the distribution of a report to the client detailing related sales activity that we have processed.

As of March 1, 2002, we were providing services to over 100 client sites, excluding approximately 11,000 small business sites serviced as a result of the purchase of certain assets of Orbit Commerce, Inc. and Network Commerce, Inc. during 2001. Our E-Business Services Division clients include:

E–Business Services
3M Company
Major League Baseball
National Geographic Society
Nokia Corporation
SONICblue Incorporated

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

Our sales and marketing organization is divided into two divisions: the Software and Digital Commerce Services Division and the E-Business Services Division. The Software and Digital Commerce Services Division focuses on software and digital content publishers and online retailers of all sizes, including traditional physical retailers, with significant online revenue potential. Contracts with larger clients often involve certain incentives, principally pricing concessions. We make decisions with respect to contract incentives on a case-by-case basis. The E-Business Services Division focuses on companies in the manufacturing, distribution and retail sectors looking to establish or expand their electronic commerce presence.  These sales process for both divisions is complex in nature and lengthy. Both the Software and Digital Commerce Services Division and the E-Business Services Division serve existing clients and provide them with merchandising and analytical marketing assistance designed to increase revenues. As of March 1, 2002, we had 143 employees engaged in sales and marketing, including personnel in a sales office in the United Kingdom.

We currently market our services to clients via direct marketing, print advertising, trade show participation and other media events. We plan to increase our expenditures on direct marketing and print advertising, primarily directed at potential E-Business Services clients.

Technology

We deliver our electronic commerce outsourcing solution primarily using our proprietary CNS technology, which is described below:

Architecture.  Our scaleable CNS is designed to handle tens of thousands of individual Web commerce stores and millions of products. The CNS consists of multiple pods of Sun Microsystems servers and a proprietary software application that serves dynamic Web pages using Oracle’s database, application server and caching technology. Our CNS was designed to scale to support growth by adding additional servers, CPUs, memory, disk drives and bandwidth without substantial changes to the application. The CNS software code is written in modular layers, enabling us to quickly adapt in response to industry changes, including bandwidth opportunities, payment processing changes, international requirements for taxes and export screening, new technologies such as Web Caches, Java, ML, DHTML, VRML, SET, banking procedures and encryption technologies. The CNS product search system, based on Verity’s technology, allows end-users to search for items across millions of potential products and thousands of categories specific to various product specifications, while maintaining a fast page response that is acceptable to the end-user. We use sophisticated database indexing coupled with a dynamic cache system to provide flexibility and speed. These caches help increase the overall speed of each page and facilitate complex searches across our entire inventory of software products. The CNS has also been designed to index, retrieve and manipulate all transactions that flow through the system, including detailed commerce transaction and end-user interaction data. This enables us to create proprietary market profiles of each end-user and groups of end-users that can then be used to create merchandising campaigns. Our CNS is also used for internal purposes, including reporting and maintenance for fraud detection and prevention, physical shipping, return authorizations, back order processing and full transaction auditing and reporting capabilities for all commerce functions.

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

Data Center Operations.  Continuous data center operations are crucial to our success. All transaction data is backed up hourly and all inventory data is archived and kept in fireproof storage facilities. Our network software constantly monitors clients’ Web commerce systems and internal system functions and notifies systems engineers if any unexpected conditions arise. We currently lease one OC3 line and 3 DS3 lines from multiple vendors and maintain a policy of adding additional lines if more than 50% of our bandwidth capacity is utilized. Accordingly, if one line fails the other lines are able to assume the capacity of the failed line. Our data center is located in a single location at our main facility in Eden Prairie, Minnesota. In the event of electrical power failure, we have redundant diesel generators and UPS power supplies that protect the entire facility. We have also installed a FM-200 automatic fire suppression system in the data center. The data center currently incorporates redundant systems consisting of additional servers and arrays. We currently have no automatic switchover in the case of equipment or software failure, although we have plans to implement further redundancy in the future.

Product Research and Development

Our product research and development strategy is to enhance the technology and features of our CNS. To this end, we have numerous development projects in process, including Internet optimization tools, personalization, business-to-business related technologies and online interactive customer service. Product research and development expenses were $11.2 million, $13.1 million and $10.3 million in 2001, 2000 and 1999, respectively.  As of March 1, 2002, we employed 123 persons in product research and development.

To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of the CNS and the underlying network infrastructure. If we incur significant costs without adequate results, or are unable to adapt rapidly to technological changes, we may fail to achieve our business plan. The Internet and the electronic commerce industry are characterized by rapid technological change, changes in user and client requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render our technology and systems obsolete. To be successful, we must adapt to rapid technological change by licensing and internally developing leading technologies to enhance our existing services, developing new products, services and technologies that address the increasingly sophisticated and varied needs of our clients, and responding to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of our CNS technology and other proprietary technology involves significant technical and business risks. We may fail to use new technologies effectively or fail to adapt our proprietary technology and systems to client requirements or emerging industry standards.

Competition

The market for Internet-based, electronic commerce solutions is extremely competitive and we may find ourselves unable to compete effectively. Because there are relatively low barriers to entry in the electronic commerce market, we expect competition to intensify as current competitors expand their product offerings and new competitors enter the market. In addition, our clients and partners may become competitors in the future. Increased competition is likely to result in price reductions, lower average sales prices, reduced margins, longer sales cycles and a decrease or loss of our market share, any of which could reduce our revenues. We face competition from the following sources:

•                    in-house development of electronic commerce capabilities;

•                    other providers of outsourced electronic commerce solutions;

•                    software publishers and online retailers who have or may choose to make substantial initial and ongoing investments in order to develop and manage their own electronic commerce sites, and who may decide to market this capability to other companies;

•                    system integrators and application service providers that offer tools and services for electronic commerce, including companies that provide a broad range of Internet and server solutions, such as Corio, Inc. and USinternetworking, Inc.;

•                    companies that provide tools and services enabling one or more of the transaction processing functions of electronic commerce, such as transaction control, data security, customer interaction and database marketing, including BroadVision, Inc. and CyberSource Corporation;

•                    companies that sell, distribute or rent software products over the Internet;

•                    high-traffic, branded Web sites that derive a substantial portion of their revenues from electronic commerce and may themselves offer, or provide means for others to offer, software products, such as Amazon.com, Inc. and Global Sports, Inc; and

•                    traditional channels and methods of retail and corporate software sales, such as mail order catalogs and retail superstores.

We believe that the principal competitive factors in our market are breadth of services and software product offerings, software publisher and online retailer relationships, brand recognition, system reliability and capacity, price, customer service, speed and accessibility and ease of use, speed to market, scalability, convenience and speed of fulfillment. The online retailers and the other companies listed above may compete directly with us by adopting a similar business model. Moreover, while some of these companies are also clients or potential clients of ours, they may compete with our electronic commerce outsourcing solution to the extent that they develop electronic commerce systems or acquire such systems from other software vendors or service providers.

Many of our competitors have, and new potential competitors may have, more experience developing Internet–based software services and electronic commerce solutions, larger technical staffs, larger customer bases, more established distribution channels and customer relationships, greater brand recognition and greater financial, marketing and other resources than us. In addition, competitors may be able to develop services that are superior to our services, achieve greater customer acceptance or have significantly improved functionality as compared to our existing and future products and services. Our competitors may be able to respond more quickly to technological developments and changes in customers’ needs. Our inability to compete successfully against current and future competitors could cause our revenues to decline.

Intellectual Property

We regard the protection of our trademarks, copyrights, trade secrets and other intellectual property as critical to our success. We rely on a combination of patent, copyright, trademark, service mark and trade secret laws and contractual restrictions to protect our proprietary rights. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with parties with whom we conduct business, in order to limit access to and disclosure of our proprietary information. These contractual arrangements and the other steps taken by us to protect our intellectual property may not prevent misappropriation of our technology or deter independent third-party development of similar technologies. We also seek to protect our proprietary position by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. Proprietary rights relating to our technologies will be protected from unauthorized use by third parties only to the extent they are covered by valid and enforceable patents or are effectively maintained as trade secrets. We currently have six U.S. patents issued with 13.5 to 14.5 years remaining prior to expiration, and five U.S. patent applications pending related to our electronic commerce services, including fraud screening, distribution of files over the Internet, cache management and global web site management. We pursue the registration of our trademarks and service marks in the U.S. and internationally. We currently have fourteen U.S. registered trademarks and four trademark applications pending in the U.S., seven registered trademarks in the European Union and other countries, and three trademark applications pending in the European Union and other countries. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are made available online.

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

Employees

As of March 1, 2002, we employed 573 people. We also employ independent contractors and other temporary employees. None of our employees are represented by a labor union, and we consider our employee relations to be good. Competition for qualified personnel in our industry is intense, particularly among software development and other technical staff. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel.

Executive Officers

The following table sets forth information regarding our executive officers as of December 31, 2001:

Name	Age	Position
Joel A. Ronning	45	Chief Executive Officer and member of the Office of the President
Jay A. Kerutis	42	President, Software and Digital Commerce Services Division and member of the Office of the President
Robert E. Strawman	42	Chief Financial Officer, Treasurer and member of the Office of the President
Gary V. Howorka	43	Chief Technology Officer

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

Mr. Kerutis joined the Company in February 1999 as Vice President of Sales, served as Executive Vice President, Software and Digital Commerce Services Division from January 2000 to December 2000 and has been President, Software and Digital Commerce Services Division since December 2000. In February 2001, Mr. Kerutis was elected to the Office of the President. From March 1997 to February 1999, Mr. Kerutis was Vice President—Retail Channel for Merisel Americas, Inc., a computer distributor. From April 1995 to March 1997, Mr. Kerutis was Vice President—Sales and Marketing for New Media Corporation, a manufacturer of PC cards for notebook computers.

Mr. Strawman joined the Company in April 1998 as Chief Financial Officer and Treasurer. In February 2001, Mr. Strawman was elected to the Office of the President. From September 1995 to April 1998, Mr. Strawman served as Director of Finance and Vice President of Finance for Caribou Coffee Company, Inc., a gourmet coffee retailer.

Mr. Howorka joined the Company in June of 2000 as Chief Technology Officer.  From May 1999 to June 2000, Mr. Howorka held several key roles at Ernst & Young LLP, an international accounting and consulting organization, most recently as IBM E-Business Practice Director.  From January 1999 to May 1999, Mr. Howorka served as Chief Technology Officer of Zonetrader.com, a business-to-business e-commerce asset recovery organization.  From May 1995 to October 1998, Mr. Howorka co-founded and served as Executive Vice President of Feedback Plus, Inc., a survey software and services company.

RISK FACTORS

In addition to the other information provided in this report, stockholders or prospective investors should carefully consider the following risk factors:

We have a limited operating history, a history of losses and we have yet to achieve profitability.

We were incorporated in February 1994 and conducted our first online sale through a client’s Web store in August 1996. We have not yet achieved profitability and have incurred significant losses since we were formed. As of December 31, 2001, we had an accumulated deficit of approximately $103.1 million. Our limited operating history makes it difficult for you to evaluate our ability to achieve profitability in the future.

The success of our business model depends upon our success in generating sufficient transaction and service fees from the use of our electronic commerce solutions by existing and future clients. Accordingly, we must maintain existing, and develop new relationships with software publishers, online retailers and E-Business clients. To achieve this goal, we intend to continue to expend significant financial and management resources on the development of additional services, sales and marketing, improved technology and expanded operations. If we are unable to maintain existing, and develop new client relationships, we will not generate a profitable return on our investments and we will be unable to gain meaningful market share to justify these investments. Further, we may be unable to achieve profitability if our revenues increase slower than expected, or if operating expenses exceed our expectations and cannot be adjusted to compensate for lower than expected revenues. Even if we are able to achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis.

Our operating results have fluctuated in the past and are likely to continue to do so, which could cause the price of our Common Stock to be volatile.

Our quarterly and annual operating results have fluctuated significantly in the past and are likely to continue to do so in the future due to a variety of factors, some of which are outside our control. As a result, we believe that quarter-to-quarter and year-to-year comparisons of our revenues and operating results are not necessarily meaningful, and that these comparisons may not be accurate indicators of future performance. If our annual or quarterly operating results fail to meet the guidance we provide to securities analysts and investors or otherwise fail to meet their expectations the trading price of our Common Stock will likely decline. Some of the factors that have or may contribute to fluctuations in our quarterly and annual operating results include:

•                    our ability to attract and retain software publishers and online retailers as clients;

•                    our ability to attract and retain E-Business clients;

•                    the introduction by us of new Web sites, Web stores or services that may require a substantial investment of our resources;

•                    the introduction by others of competitive Web sites, Web stores or services;

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

In addition, revenues generated by our Software and Digital Commerce Services Division are likely to fluctuate on a seasonal basis that is typical for the software publishing market in general. We believe that our first and fourth quarters are seasonally stronger than our second and third quarters due to the timing of demand of tax preparation software and the holiday selling period. We also believe that software publishers avoid new product releases in the summer months.

Our operating expenses, which include sales and marketing, product research and development and general and administrative expenses, are based on our expectations of future revenues and are relatively fixed in the short term. If our revenues for a quarter fall below our expectations and we are unable to quickly reduce spending in response, our operating results for that quarter would be harmed. In addition, the operating results of companies in the electronic commerce industry have in the past experienced significant quarter-to-quarter fluctuations that may adversely affect our stock price.

A loss of any client that accounts for a large portion of our revenues could cause our revenues to decline.

One software publisher client, Symantec Corporation, accounted for approximately 15% of our revenue in 2001. In addition, other software and E-business clients contribute a large portion of our annual revenue. Contracts with our clients are generally short term in nature. If any one of these contracts is not renewed or otherwise terminates, and if we are unable to replace it with other client agreements, our revenues would decline and our losses would likely increase. It is important to our success that we maintain these client relationships and, at the same time, develop new client relationships.

The success of our business strategy and our future revenue growth depends on increasing consumer acceptance of the Internet as a medium of commerce.

The failure of the Internet to continue developing into a significant commercial medium would harm our ability to increase our revenues and execute our business strategy. We depend on the growing use and acceptance of the Internet as an effective medium of commerce by end-users. Rapid growth in the use of and interest in the Internet and other online services is a recent development. The acceptance and use of the Internet and other online services may not continue to develop and a sufficiently broad base of consumers may not adopt and continue to use the Internet and other online services as a medium of commerce. We rely on purchasers who have historically used traditional means of commerce to purchase goods or transact business. If we are to be successful, these purchasers must accept and use the Internet as a means of purchasing goods and services and exchanging information. We cannot predict the rate at which these purchasers will do so.

Our sales cycle is lengthy, which may cause us to incur substantial expenses and expend management time without generating corresponding revenues, which would impair our cash flow.

We market our services directly to software publishers, online retailers and E-Business prospects. These relationships are typically complex and take time to finalize. Due to operating procedures in many large organizations, a significant amount of time may pass between selection of our products and services by key decision-makers and the signing of a contract. The period between the initial sales call and the signing of a contract with significant sales potential is difficult to predict and typically ranges from six to 12 months. If at the end of a sales effort a prospective client does not purchase our products or services, we may have incurred substantial expenses and expended management time that cannot be recovered and that will not generate corresponding revenues. As a result, our cash flow and our ability to fund expenditures incurred during the sales cycle may be impaired.

General economic uncertainty may reduce our revenues.

The revenue growth and profitability of our business depends significantly on the overall demand for Internet-based electronic commerce solutions. We believe that the market for these solutions may be adversely affected by a number of factors, including reductions in capital expenditures by clients and overall weakening of the U.S. and foreign economies.

These factors may, in turn, give rise to a number of market trends that may slow our revenue growth, including:

•                    longer sales cycles;

•                    deferral or delay of electronic commerce projects and generally reduced expenditures for electronic commerce solutions and related services; and

•                    increased price competition.

If the current economic slowdown continues, the effects of the slowdown for electronic commerce solutions could reduce our revenues and limit our ability to meet our profitability goals.

Implementing our acquisition strategy could result in dilution and operating difficulties.

We have acquired, and intend to continue acquiring, businesses, technologies, services or products that we believe are strategic, such as businesses that provide outsourcing services to software publishers. The process of integrating an acquired business, technology, service or product into our business and operations may result in unforeseen operating difficulties and expenditures. Integration of an acquired business also may disrupt our ongoing business, distract management and make it difficult to maintain standards, controls and procedures. Moreover, the anticipated benefits of any acquisition may not be realized. If a significant number of clients of the acquired businesses cease doing business with us, we would experience lost revenues, and any synergies from the acquisition may be lost. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities, amortization expenses of intangible assets or impairment of goodwill.

Loss of our credit card acceptance privileges would seriously hamper our ability to process the sale of digital goods.

The payment by end-users for the purchase of digital goods that we process is typically made by credit card. If we incur significant instances of credit card fraud over an extended period of time, it may result in penalties and termination of our credit card acceptance privileges. Loss of our credit card acceptance privileges would severely impact our ability to process the sale of digital goods where the payment method is by credit card. We may be required to expend significant capital and other resources to protect against these fraudulent transactions.

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

Our success will depend in large part on the growth in end-user acceptance of ESD as a method of distributing software products. ESD is a relatively new method of distributing software products to end-users, and unless ESD gains widespread market acceptance, we will be unable to achieve our business plan. Factors that will influence the market acceptance of ESD include:

•                    the availability of sufficient bandwidth, both now and in the future, to enable purchasers to rapidly download software products;

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

Our business is based on delivering services over the Internet, and the success of our business therefore depends on the development and maintenance of a sound Internet infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security, as well as timely development of complementary products such as high-speed modems, for providing reliable Internet access and services. Our ability to increase the speed and scope of our services is limited by, and depends upon, the speed and reliability of both the Internet and our clients’ internal networks. Consequently, as Internet usage increases, the growth of the market for our services depends upon improvements being made to the Internet as well as to individual client’s networking infrastructures to alleviate overloading and congestion. In addition, any delays in the adoption of new standards and protocols required to govern increased levels of Internet activity or increased governmental regulation may have a detrimental effect on the Internet infrastructure.

Our failure to attract and retain software publishers as clients would cause our revenues to decline.

Our Software and Digital Commerce Services Division generates revenues by providing outsourced services to software publishers. If we cannot develop and maintain satisfactory relationships with software publishers on acceptable commercial terms, we will likely experience a decline in revenues. We also depend on our software publisher clients creating and supporting software products that end-users will purchase. If we are unable to obtain sufficient quantities of software for any reason or if the quality of service provided by these software publishers falls below a satisfactory level, we could also experience a decline in revenues and client satisfaction, and our reputation could be harmed. Our contracts with our software publisher clients are generally one year in duration, with an automatic renewal provision for additional one-year periods, unless we are provided with a written notice at least 90 days before the end of the contract. As is common in our industry, we have no long-term or exclusive contracts or arrangements with any software publishers that guarantee the availability of software products. Software publishers that currently supply software to us may not continue to do so and we may be unable to establish new relationships with software publishers to supplement or replace existing relationships.

Our business plans depend on increasing revenues from E-Business clients.

The success of our business strategy depends upon increasing fee and service revenues derived from the sale of non-software products for E-Business clients. Since initiating sales of electronic commerce outsourcing services in 1999, our E-Business Services Division has incurred only net losses. We have made substantial investments in technology and infrastructure and we may fail to establish and maintain sufficient relationships with E-Business clients to offset these expenses. If we are unable to develop and expand our relationships with E-Business clients, we will fail to grow revenues as projected and the E-Business Services Division will continue to have a negative impact on our profitability.

Because the electronic commerce industry is highly competitive and has low barriers to entry, we may be unable to compete effectively.

The market for Internet-based, electronic commerce solutions is extremely competitive and we may find ourselves unable to compete effectively. Because there are relatively low barriers to entry in the electronic commerce market, we expect competition to intensify as current competitors expand their product offerings and new competitors enter the market. In addition, our clients and partners may become competitors in the future. Increased competition is likely to result in price reductions, lower average sales prices, reduced margins, longer sales cycles and a decrease or loss of our market share, any of which could reduce our revenues. We face competition from the following sources:

•                    in-house development of electronic commerce capabilities;

•                    other providers of outsourced electronic commerce solutions;

•                    software publishers and online retailers who have or may choose to make substantial initial and ongoing investments in order to develop and manage their own electronic commerce sites, and who may decide to market this capability to other companies;

•                    system integrators and application service providers that offer tools and services for electronic commerce, including companies that provide a broad range of Internet and server solutions, such as Corio, Inc. and USinternetworking, Inc.;

•                    companies that provide tools and services enabling one or more of the transaction processing functions of electronic commerce, such as transaction control, data security, customer interaction and database marketing, including BroadVision, Inc. and CyberSource Corporation;

•                    companies that sell, distribute or rent software products over the Internet;

•                    high-traffic, branded Web sites that derive a substantial portion of their revenues from electronic commerce and may themselves offer, or provide means for others to offer, software products, such as Amazon.com, Inc. and Global Sports, Inc.; and

•                    traditional channels and methods of retail and corporate software sales, such as mail order catalogs and retail superstores.

Many of our competitors have, and new potential competitors may have, more experience developing Internet-based software, services, and electronic commerce solutions, larger technical staffs, larger customer bases, more established distribution channels and customer relationships, greater brand recognition and greater financial, marketing and other resources than us. In addition, competitors may be able to develop services that are superior to our services, achieve greater customer acceptance or have significantly improved functionality as compared to our existing and future products and services. Our competitors may be able to respond more quickly to technological developments and changes in customers’ needs. Our inability to compete successfully against current and future competitors could cause our revenues to decline.

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

We may be required to expend significant capital and other resources to protect against security breaches or address problems caused by breaches. Concerns over the security of the Internet and other online transactions and the privacy of users could deter people from using the Internet to conduct transactions that involve transmitting confidential information, thereby inhibiting the growth of the Internet. To the extent that our activities or those of third-party contractors involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our security measures may not prevent security breaches and failure to prevent security breaches could lead to a loss of existing clients and deter potential clients away from our services.

We have experienced rapid growth and failure to properly manage and sustain our expansion efforts could strain our management and other resources.

Our ability to successfully offer services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We have rapidly and significantly expanded our operations. In 2001, we increased our number of employees from 381 to 484 and we anticipate that further significant expansion will be required to address potential growth in our client base and market opportunities. Failure to properly manage this expansion could place a significant strain on our managerial, operational and financial resources. Our new employees include a number of key managerial, technical and operations personnel whom we have not yet fully integrated. We expect to add additional key personnel in the near future, including direct sales, marketing, financial and technical personnel. To manage the expected growth of our operations and personnel, we will be required to:

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

We periodically enhance and expand our technology and transaction-processing systems, network infrastructure and other technologies to accommodate increases in the volume of traffic on the CNS. Our inability to add software and hardware or to develop and upgrade existing technology, transaction-processing systems or network infrastructure to manage increased traffic on the CNS may cause unanticipated systems disruptions, slower response times and degradation in client services, including impaired quality and speed of order fulfillment. Failure to manage increased traffic could harm our reputation and significantly reduce demand for our services, which would impair the growth of our business. We may be unable to improve and increase the capacity of our network infrastructure sufficiently or anticipate and react to expected increases in the use of the CNS to handle increased volume. Further, additional network capacity may not be available from third-party suppliers when we need it. Our network and our suppliers’ networks may be unable to maintain an acceptable data transmission capability, especially if demands on the CNS increase.

Our industry is characterized by rapid technological change that may make our technology and systems obsolete or cause us to incur substantial costs to adapt to these changes.

To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our CNS and the underlying network infrastructure. If we incur significant costs without adequate results or are unable to adapt rapidly to technological changes, we may fail to achieve our business plan. The Internet and the electronic commerce industry are characterized by rapid technological change, changes in user requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render our technology and systems obsolete. To be successful, we must adapt to rapid technological change by licensing and internally developing technologies to enhance our existing services, developing new products, services and technologies that address the increasingly sophisticated and varied needs of our clients, and responding to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of our CNS technology and other proprietary technology involves significant technical and business risks. We may fail to use new technologies effectively or fail to adapt our proprietary technology and systems to client requirements or emerging industry standards.

System failures could reduce the attractiveness of our service offerings.

We provide commerce, marketing and delivery services to our clients and end-users through our CNS transaction processing and client management systems. These systems also maintain an electronic inventory of products and gather consumer marketing information. The satisfactory performance, reliability and availability of the CNS and the underlying network infrastructure are critical to our operations, level of client service, reputation and ability to attract and retain clients. We have experienced periodic interruptions, affecting all or a portion of our systems, which we believe will continue to occur from time to time. Any systems damage or interruption that impairs our ability to accept and fill client orders could result in an immediate loss of revenues to us, and could cause some clients to purchase services offered by our competitors. In addition, frequent systems failures could harm our reputation.

Our systems and operations are vulnerable to damage or interruption from:

•                    fire, flood and other natural disasters;

•                    operator negligence, improper operation by, or supervision of, employees, physical and electronic break-ins, misappropriation, computer viruses and similar events; and

•                    power loss, computer systems failures, and Internet and telecommunications failure.

We presently have no disaster recovery facilities and do not carry sufficient business interruption insurance to fully compensate us for losses that may occur.

We may become liable to clients who are dissatisfied with our services.

We design, develop, implement and manage electronic commerce solutions that are crucial to the operation of our clients’ businesses. Defects in the solutions we develop could result in delayed or lost revenues, adverse end-user reaction and negative publicity or require expensive corrections. As a result, clients who experience these adverse consequences either directly or indirectly as a result of our services could bring claims against us for substantial damages. Any claims asserted could exceed the level of our insurance. The insurance we carry may not continue to be available on economically reasonable terms, or at all. The successful assertion of one or more large claims that are uninsured, exceed insurance coverage or result in changes to insurance policies, including premium increases, could adversely affect our operating results or financial condition.

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

We must continually attract and retain technical and other key personnel in order to be able to successfully execute our business strategy.

Our future success depends on our ability to continue to identify, attract, hire, train, retain and motivate highly skilled technical, managerial, operations, merchandising, sales and marketing and client service personnel. Competition for this personnel is intense, particularly in the Internet industry and we may be unable to successfully attract, assimilate or retain sufficiently qualified personnel. Failure to do so could harm our business growth and ability to achieve profitability. In addition, the market price of our Common Stock has fluctuated substantially since our initial public offering in August 1998. Consequently, potential employees may perceive our equity incentives such as stock options as less attractive and current employees whose options are no longer attractively priced may choose not to remain with our organization. In that case, our ability to attract employees will be adversely affected. Finally, should our stock price substantially decline, the retention value of stock options granted since our initial public offering will decline and our employees may choose not to remain with our organization.

Protecting our intellectual property is critical to our success.

We regard the protection of our trademarks, copyrights, trade secrets and other intellectual property as critical to our success. We rely on a combination of patent, copyright, trademark, service mark and trade secret laws and contractual restrictions to protect our proprietary rights. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with parties with whom we conduct business, in order to limit access to and disclosure of our proprietary information. These contractual arrangements and the other steps taken by us to protect our intellectual property may not prevent misappropriation of our technology or deter independent third-party development of similar technologies. We also seek to protect our proprietary position by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business.  Proprietary rights relating to our technologies will be protected from unauthorized use by third parties only to the extent they are covered by valid and enforceable patents or are effectively maintained as trade secrets. We pursue the registration of our trademarks and service marks in the U.S. and internationally. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are made available online.

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

From time to time, we may receive notice of claims of infringement of other parties’ proprietary rights. In August 2001, an action was brought against us and other defendants in the U.S. District Court in the District of Columbia alleging infringement of United States Patent No. 6,014,651 owned by Christopher M. Crawford of Washington, D.C.  No substantive actions have taken place as yet in this case.  The Court has delayed substantive discovery in this case, pending a preliminary determination of the legal scope of Crawford’s claim.  A preliminary hearing is scheduled on May 15, 2002, in which the Court will determine how it will resolve what is the legal scope of Crawford’s patent’s claim.  Subsequent to that determination, we may file for a dismissal of the case if the Court’s decision is consistent with our and the other defendants’ position regarding the interpretation of this patent claim.  At this time, Crawford has not made a definitive demand for the resolution of this case.  We believe that we have meritorious defenses to, and intend to vigorously defend against, this claim.

This claim and any future assertions or prosecutions of claims like this could require us to expend significant financial and managerial resources. The defense of any claims, whether these claims are with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause product enhancement delays or require that we develop non-infringing technology or enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may be unavailable on terms acceptable to us or at all. In the event of a successful claim of infringement against us and our failure or inability to develop non-infringing technology or license the infringed or similar technology on a timely basis, we may be unable to pursue our current business plan.

Claims against us related to the software products that we deliver electronically could also require us to expend significant resources.

Claims may be made against us for negligence, copyright or trademark infringement or other theories based on the nature and content of software products that we deliver electronically and are subsequently distributed to others. Because we did not create these software products, we are generally not in a position to know the quality or nature of the content of these products. Although we carry general liability insurance, our insurance may not cover potential claims of this type, adequately cover all costs incurred in defense of potential claims or indemnify us for all liability that may be imposed. Any costs or imposition of liability that are not covered by insurance or in excess of insurance coverage could be expensive and time-consuming to address, distract management and delay product deliveries even if we were ultimately successful in the defense of these claims.

Changes in government regulation could limit our Internet activities or result in additional costs of doing business over the Internet.

We are subject to the same federal, state and local laws as other companies conducting business on the Internet. Today there are relatively few laws specifically directed towards conducting business on the Internet. The adoption or modification of laws related to the Internet could harm our business, operating results and financial condition by increasing our costs and administrative burdens. Due to the increasing popularity and use of the Internet, many laws and regulations relating to the Internet are being debated at the international, federal and state levels. These laws and regulations could cover issues such as:

•                    user privacy with respect to adults and minors;

•                    pricing and taxation;

•                    fraud;

•                    advertising;

•                    intellectual property rights;

•                    information security; and

•                    quality of products and services.

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

We collect and maintain end-user data for our clients, which subject us to increasing international, federal and state regulation related to online privacy and the use of personal user information.  Several states have proposed legislation that would limit the use of personal user information gathered online or require online services to establish privacy policies. In addition, the U.S. Federal Trade Commission, or FTC, may consider adopting regulations similar to those contemplated during the Clinton administration regarding the collection and use of personal identifying information obtained from individuals when accessing Web sites, with particular emphasis on information obtained from minors. These regulations may include requirements that companies establish procedures to, among other things:

•                    give adequate notice to users regarding information collection and disclosure practices;

•                    provide users with the ability to have personal information deleted from a company’s database;

•                    provide users with access to their collected personal information and the ability to correct inaccuracies;

•                    clearly identify affiliations with third parties that may collect information or sponsor activities on another company’s Web site; and

•                    obtain express parental consent prior to collecting and using personal information from children under 13 years of age.

Bills are also pending in Congress that would improve online privacy protections for adults. Laws of this kind require that we establish procedures to disclose and notify users of privacy and security policies, obtain consent from users for collection and use of information, or provide users with the ability to access, correct and delete personal information stored by us. Even in the absence of these regulations, the FTC has settled several proceedings resulting in consent decrees in which Internet companies have been required to establish programs regarding the manner in which personal information is collected from users and provided to third parties. We could become a party to a similar enforcement proceeding. These regulatory and enforcement efforts could limit our collection of demographic and personal information from end-users, which could adversely affect our ability to comprehensively serve our clients.

The listing of our network addresses on anti-SPAM lists could harm our ability to service our clients and deliver goods over the Internet.

Certain privacy and anti-email proponents have engaged in a practice of gathering and publicly listing network addresses that they believe have been involved in sending unwanted, unsolicited emails commonly known as SPAM.  In response to user complaints about SPAM, Internet service providers have from time to time blocked such network addresses from sending emails to their users.  If our network addresses mistakenly end up on these SPAM lists, our ability to provide services for our clients and consummate the sales of digital and physical goods over the Internet could be harmed.

The adoption and implementation of international laws and regulations applicable to electronic commerce may impair our efforts to expand revenues from international transactions.

The European Union has adopted a privacy directive that regulates the collection and use of information that identifies an individual person. These regulations may inhibit or prohibit the collection and sharing of personal information in ways that could harm our clients or us. The globalization of Internet commerce may be harmed by these and similar regulations because the European Union privacy directive prohibits transmission of personal information outside the European Union. The United States and the European Union have negotiated an agreement providing a “safe harbor” for those companies who agree to comply with the principles set forth by the U.S. Department of Commerce and agreed to by the European Union.  Failure to comply with these principles may result in fines, private lawsuits and enforcement actions.  These enforcement actions can include interruption or shutdown of operations relating to the collection and sharing of information pertaining to citizens of the European Union.

Future laws imposed on electronic commerce may substantially increase the costs of doing business or otherwise adversely affect our ability to offer our services.

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

In addition, as our services are available over the Internet in multiple states and foreign countries, these jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each state or foreign country. We are qualified to do business only in California, Connecticut, Illinois, Minnesota and Washington. Failure to qualify as a foreign corporation in a required jurisdiction could subject us to taxes and penalties and could result in our inability to enforce contracts in these jurisdictions.

We intend to continue to expand our international operations and these efforts may not be successful in generating additional revenues.

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

•                    higher incidences of credit card fraud and difficulties in accounts receivable collection;

•                    the burden and cost of complying with a variety of foreign laws; and

•                    political or economic constraints on international trade or instability.

We may be unable to successfully and cost effectively market, sell and distribute our services in foreign markets. This may be more difficult or take longer than anticipated especially due to international challenges, such as language barriers, currency exchange issues and the fact that the Internet infrastructure in foreign countries may be less advanced than the U.S. Internet infrastructure. If we are unable to successfully expand our international operations, or manage this expansion, our operating results and financial condition could be harmed.

New obligations to collect or pay sales tax could substantially increase the cost to us of doing business.

We do not currently collect sales, use or other similar taxes with respect to ESD or shipments of software products into states other than California, Minnesota and Washington. The application of sales tax to interstate and international sales over the Internet is unclear and evolving. Local, state or foreign jurisdictions may seek to impose sales or use tax collection obligations on out-of-state companies like ours that engage in electronic commerce. A successful assertion by one or more states or any foreign country that we should collect sales, use or other taxes on the sale of merchandise through our E-Business Services Division or on shipments of software could harm our results of operations. In addition, any failure by an E-Business client to collect obligatory sales or use taxes could cause the relevant jurisdiction to attempt imposing that obligation on us.

Internet-related stock prices are especially volatile and this volatility may depress our stock price or cause it to fluctuate significantly.

The stock market, and the trading prices of Internet-related companies in particular, have been notably volatile. This volatility is likely to continue in the short-term and is not necessarily related to the operating performance of affected companies. This broad market and industry volatility could significantly reduce the price of our Common Stock at any time, without regard to our operating performance. Factors that could cause our stock price in particular to fluctuate include:

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

•                    changes in the economic performance and/or market valuations of other Internet or online electronic commerce companies;

•                    our announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•                    additions or departures of key personnel; and

•                    sales of our Common Stock.

Volatility in our stock price may induce securities class-action litigation against us, and the expense of defense could harm our results of operations.

In the past, following periods of volatility in the market price of the securities of a company, securities class-action litigation has often been instituted against that company. Beginning in August 2001, we and certain of our officers and directors were named as defendants in several class action shareholder complaints filed in the United States District Court for the Southern District of New York.  These actions include (1) Whalen v. Digital River, Inc., et al., Case No. 01-CV-7355; and (2) Nicolois v. Digital River, Inc., et al., Case No. 01-CV-7992.  Similar complaints were filed in the same Court against hundreds of other public companies that conducted IPOs of their common stock in the late 1990s. In each of these complaints, the plaintiffs allege that we, certain of our officers and directors and our IPO underwriters violated the federal securities laws because our IPO registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief.

On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Judge Scheindlin held an initial case management conference on September 7, 2001, at which time she ordered, among other things, that the time for all defendants in the IPO Lawsuits to respond to any complaint be postponed until further order of the Court. Thus, we have not been required to answer any of the complaints, and no discovery has been served on us.

At a further status conference on March 11, 2002, Judge Scheindlin stated that she would appoint lead plaintiffs counsel in the IPO Lawsuits by the end of March 2002, and that she would require the appointed lead plaintiffs counsel to file amended, consolidated complaints in the IPO Lawsuits by April 17, 2002. Judge Scheindlin further stated that she did not expect the defendants to file motions to dismiss the amended, consolidated complaints until the summer of 2002.   We believe these lawsuits are without merit and intend to defend against them vigorously.  However, this litigation, as well as any other litigation that might be instituted, could result in substantial costs and a diversion of management’s attention and resources.

We may need to raise additional capital to achieve our business objectives, which could result in dilution to existing investors.

We require substantial working capital to fund our business. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or these equity securities may have rights, preferences or privileges senior to those of our Common Stock. Our capital requirements depend on several factors, including the rate of market acceptance of our products, the ability to expand our client base and the growth of sales and marketing. We have had significant operating losses and negative cash flow from operations since inception. Additional financing may not be available when needed, on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures, which would harm our operating results and adversely affect our ability to achieve profitability.

Provisions of our charter documents, other agreements and Delaware law may inhibit potential acquisition bids for us.

Certain provisions of our Amended and Restated Certificate of Incorporation, Bylaws, other agreements and Delaware law could make it more difficult for a third-party to acquire us, even if a change in control would be beneficial to our stockholders.

ITEM 2. PROPERTIES.

We currently lease approximately 99,000 square feet of office and warehouse space in two facilities in Eden Prairie, Minnesota.  Both agreements expire on July 31, 2003.  We also lease approximately 9,400 square feet of office space in Chicago, Illinois, expiring in October 2004 and approximately 3,300 square feet of office space in suburban London, England, expiring in September 2003. In addition, we lease on a month-to-month basis, approximately 2,500 square feet of office space in San Jose, California and approximately 800 square feet of office space in Issaquah, Washington.

ITEM 3. LEGAL PROCEEDINGS.

On February 27, 2002, ePedas Sdn Bhd initiated an arbitration before the American Arbitration Association against us.  The demand for arbitration alleges breach of contract and tortious interference claims against us.  The prayer for relief requests RM 28,809,137.09 (Ringit Malaysia or approximately US $7,581,150) plus pre-judgment interest, punitive damages, all legal costs and other unspecified fees and expenses.  The case has been transferred to the International Section of the American Arbitration Association.  Currently, we must respond to the demand by April 8, 2002. An arbitrator has not been selected and no arbitration date has been set. We believe this lawsuit is without merit and intend to defend against it vigorously.

Beginning in August 2001, we and certain of our officers and directors were named as defendants in several class action shareholder complaints filed in the United States District Court for the Southern District of New York.  These actions include (1) Whalen v. Digital River, Inc., et al., Case No. 01-CV-7355; and (2) Nicolois v. Digital River, Inc., et al., Case No. 01-CV-7992.  Similar complaints were filed in the same Court against hundreds of other public companies that conducted IPOs of their common stock in the late 1990s. In each of these complaints, the plaintiffs allege that we, certain of our officers and directors and our IPO underwriters violated the federal securities laws because our IPO registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief.

On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Judge Scheindlin held an initial case management conference on September 7, 2001, at which time she ordered, among other things, that the time for all defendants in the IPO Lawsuits to respond to any complaint be postponed until further order of the Court. Thus, we have not been required to answer any of the complaints, and no discovery has been served on us.

At a further status conference on March 11, 2002, Judge Scheindlin stated that she would appoint lead plaintiffs counsel in the IPO Lawsuits by the end of March 2002, and that she would require the appointed lead plaintiffs counsel to file amended, consolidated complaints in the IPO Lawsuits by April 17, 2002. Judge Scheindlin further stated that she did not expect the defendants to file motions to dismiss the amended, consolidated complaints until the summer of 2002.   We believe these lawsuits are without merit and intend to defend against them vigorously.  However, this litigation, as well as any other litigation that might be instituted, could result in substantial costs and a diversion of management’s attention and resources.

We are also party to patent litigation, along with other defendants, regarding United States Patent No. 6,014,651 owned by Christopher M. Crawford of Washington, D.C. The case was filed in August 2001 and is pending in the U.S. District Court in the District of Columbia. No substantive actions have taken place as yet in this case.  The Court has delayed substantive discovery in this case, pending a preliminary determination of the legal scope of Crawford’s claim.  A preliminary hearing is scheduled on May 15, 2002, in which the Court will determine how it will resolve what is the legal scope of Crawford’s patent’s claim.  Subsequent to that determination, we may file for a dismissal of the case if the Court’s decision is consistent with our and the other defendants’ position regarding the interpretation of this patent claim.  At this time, Crawford has not made a definitive demand for the resolution of this case.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our Common Stock is traded on the Nasdaq National Market under the symbol “DRIV”.  Public trading of our Common Stock commenced on August 11, 1998. Prior to that, there was no public market for our Common Stock. The following table sets forth, for the periods indicated, the high and low sale price per share of our Common Stock on the Nasdaq National Market. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	HIGH	LOW
2000
First quarter	$37.38	$21.00
Second quarter	$22.13	$7.00
Third quarter	$9.13	$5.38
Fourth quarter	$7.38	$2.19

2001
First quarter	$9.50	$2.50
Second quarter	$7.50	$3.50
Third quarter	$7.93	$4.00
Fourth quarter	$19.60	$6.26

As of March 20, 2002, there were approximately 480 holders of record of our Common Stock. On March 20, 2002, the last sale price reported on the Nasdaq National Market System for our Common Stock was $16.09 per share.

We have never declared or paid any cash dividends on our capital stock. We intend to retain any future earnings to support operations and to finance the growth and development of our business and do not anticipate paying cash dividends for the foreseeable future.

Since January 1, 2001, we have sold and issued the following unregistered securities:

The former owners of Maagnum Internet Group, Inc., a company we purchased in April 1999, received earn-out payments in March 2001 of 314,531 shares of Common Stock valued at $1.5 million.

NetSales, Inc., from whom we purchased certain assets in August 2000, received an earn-out payment in March 2001 of 84,000 shares of Common Stock valued at $404,000.

In March 2001, we purchased certain assets of ConnectInc.com, Co. (“ConnectInc”) related to ConnectInc’s Market Maker business, in exchange for 1,630,368 shares of Common Stock valued at $7.8 million, with a contingent earn-out whereby ConnectInc can receive additional shares of Common Stock based upon the revenue generated by the Market Maker products, from sales by us and ConnectInc’s parent company, over the 13 months following the closing.  In November 2001, the former owners of ConnectInc received an earn-out payment of 59,740 shares of Common Stock valued at $314,000.

In September 2001, we purchased substantially all of the assets of Orbit Commerce, Inc. in exchange for 727,939 shares of Common Stock valued at $4.3 million and $964,000 in cash, with a contingent earn-out whereby Orbit can receive additional shares of Common Stock based upon the revenues generated by the assets acquired from Orbit over the 15 months following the closing.

In December 2001, warrants were exercised to purchase 250,000 shares of Common Stock at a weighted average exercise price of $3.00 per share.

The sales and issuances of the unregistered securities in the transactions described above were deemed to be exempt from registration under the Securities Act of 1993 in reliance upon Regulation D promulgated thereunder. The recipients of securities in each such transaction represented that they are accredited investors and intend to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in such transactions. All recipients had adequate access, through their relationship with us, to information about us.

There were no underwritten offerings employed in connection with the sales and issuances of the unregistered securities in any of the transactions set forth above.

ITEM 6. SELECTED FINANCIAL DATA.

	YEAR ENDED DECEMBER 31,
	2001	2000	1999	1998	1997
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$57,825	$31,181	$14,507	$3,424	$420
Costs and expenses (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	2,710	1,477	801	116	23
Network and infrastructure	10,200	7,867	4,434	1,836	580
Sales and marketing	27,489	25,693	17,383	9,310	1,446
Product research and development	11,192	13,063	10,251	3,140	877
General and administrative	4,701	4,628	4,001	3,111	837
Depreciation and amortization	4,627	3,178	1,552	604	195
Amortization of goodwill and other intangibles and acquisition related costs	17,009	15,387	6,886	—	—
Total costs and expenses	77,928	71,293	45,308	18,117	3,958
Loss from operations	(20,103)	(40,112)	(30,801)	(14,693)	(3,538)
Interest income	881	1,996	3,148	895	53
Net loss	$(19,222)	$(38,116)	$(27,653)	$(13,798)	$(3,485)
Basic and diluted net loss per share	$(.79)	$(1.78)	$(1.36)	$(1.01)	$(0.46)
Shares used in per share computation	24,285	21,413	20,312	13,691	7,514

	DECEMBER 31,
	2001	2000	1999	1998	1997
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$21,677	$16,920	$15,120	$63,503	$2,126
Short-term investments	9,978	14,977	24,387	10,894	—
Working capital	14,024	17,038	28,777	70,563	1,244
Total assets	78,227	69,403	87,142	80,328	3,405
Accumulated deficit	(103,114)	(83,892)	(45,776)	(18,123)	(4,325)
Total stockholders’ equity	$50,422	$48,518	$73,077	$74,587	$2,329

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The Company is a leading provider of comprehensive electronic commerce outsourcing solutions. The Company was incorporated in February 1994 and commenced offering products for sale through its clients’ Web stores in August 1996. From inception through August 1996, the Company had no sales, and its activities related primarily to the development of its Commerce Network Server (“CNS”) technology related to electronic commerce. In 1996, the Company began to focus its business development efforts on the software industry, building its inventory of software products through contracts with software publishers. In 1997, the Company began to develop software distribution relationships through contracts with online retailers. As of December 31, 2001, the Company had approximately 10,000 software publisher clients and online retailer clients served by the Software and Digital Commerce Services Division. In late 1998, the Company began to offer its comprehensive electronic commerce outsourcing services in the form of a transaction fee-based e-commerce service to clients outside of the software industry. As of December 31, 2001, the Company was operating approximately 11,000 sites under its E-Business Services Division.

The Company has a limited operating history upon which investors may evaluate its business and prospects. Since inception, the Company has incurred significant losses, and as of December 31, 2001, had an accumulated deficit of approximately $103.1 million. The Company intends to expend financial and management resources on the development of additional services, sales and marketing, technology and operations to support larger-scale operations and greater service offerings. Although the Company expects to generate positive cash flow from operations in 2002, there can be no assurance that the Company’s revenue will increase or even continue at its current level or that the Company will achieve or maintain profitability or generate cash from operations in future periods.

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

The Company’s current and future expense levels are based largely on its planned operations and estimates of future revenue. Revenue and operating results generally depend on the volume and timing of orders received, which are difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenue could have an immediate adverse effect on the Company’s business, financial condition and results of operations. The Company is also likely to continue to see revenue in its Software and Digital Commerce Services Division fluctuate on the seasonal basis typical for the software publishing market in general. The Company believes that its first and fourth quarters are seasonally stronger than its second and third quarters due to the timing of demand for tax preparation software and the holiday season selling period. In addition, it is the Company’s belief that software publishers avoid new product releases in the summer months. In view of the rapidly evolving nature of the Company’s business and its limited operating history, the Company is unable to accurately forecast its revenue and believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue Recognition.  The Company recognizes revenue from services rendered once all the following criteria for revenue recognition have been met: 1) Pervasive evidence of an agreement exists, 2) the services have been rendered, 3) the fee is fixed and determinable and not subject to refund or adjustment and 4) collection of the amounts due is reasonably assured. The Company derives its revenue primarily from transaction and service fees associated with the e-commerce services provided to its clients. These services include Web commerce hosting, transaction processing, digital and physical fulfillment services, fraud screening, customer service and merchandising and analytical marketing services. The Company reports its revenue on a net basis and therefore records only the net transaction fees and service fees as its revenue.  The Company acts as the merchant of record on the majority of the transactions processed and has contractual relationships with its clients, primarily software publishers and online retailers, which obligate the Company to pay to the client a specified percentage of each sale. The Company retains its transaction fee and also charges for various service fees. The Company also derives revenue from providing clients the right to use its software applications along with integration, development and consulting services. Signed contracts are obtained from clients prior to recognition of these revenues. Fees for the use of software applications and any integration and development work required to provide on-going hosting services for the client are recognized ratably over the term of the contract once collection is reasonably assured. Clients do not have the right to take possession of the software applications used in the delivery of services. Payments received in advance of revenue recognition, even if non-refundable, are recognized as deferred revenue. Revenues from consulting services are recognized using the percentage-of-completion method for fixed-fee arrangements or as the services are provided for time-and-materials arrangements. If the Company does not accurately estimate the resources required or the scope of work to be performed, or does not manage its projects properly within the planned periods of time or satisfy its obligations under the contracts, then future margins may be negatively affected.

Allowance for Doubtful Accounts.  The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Estimates are used in determining our allowance for doubtful accounts and are based on our historical experience and current trends.  Management makes an estimate of anticipated future chargebacks and product returns related to current period revenue by analyzing the timing of historical chargebacks and applying anticipated percentages to current period revenues. Similarly, management must make estimates of the uncollectability of our billed accounts receivable. Management specifically analyzes accounts receivable and historical bad debts, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  Significant management judgments and estimates must be made and used in connection with the allowance in any accounting period.  Material differences may result in the amount and timing of our revenue for any period if management makes different judgments or utilizes different estimates.

Goodwill, Intangibles and Other Long-Lived Assets.  Property, plant and equipment, goodwill, intangibles and certain other long-lived assets are amortized over their useful lives. Useful lives are based on management’s estimates of the period that the assets will generate revenue. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s evaluation considers nonfinancial data such as changes in the operating environment and business strategy, competitive information, market trends and operating performance.  Future events could cause us to conclude that impairment indicators exist and that goodwill and other intangibles associated with our acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. The Company expects amortization of goodwill and other intangibles and acquisition related costs to decrease in 2002 due to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Intangible Assets”.

Results Of Operations

The following table sets forth certain items from the Company’s consolidated statements of operations as a percentage of total revenue for the years indicated.

	2001	2000	1999
Revenue	100.0%	100.0%	100.0%
Costs and expenses (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	4.7	4.7	5.5
Network and infrastructure	17.6	25.2	30.6
Sales and marketing	47.5	82.4	119.8
Product research and development	19.4	41.9	70.7
General and administrative	8.1	14.9	27.6
Depreciation and amortization	8.0	10.2	10.7
Amortization of goodwill and other intangibles and acquisition related costs	29.4	49.3	47.4
Total costs and expenses	134.7	228.6	312.3
Loss from operations	(34.7)	(128.6)	(212.3)
Interest income	1.5	6.4	21.7
Net loss	(33.2)%	(122.2)%	(190.6)%

Years Ended December 31, 2001, 2000 and 1999

The Company has two operating segments, Software and Digital Commerce Services and E-Business Services, which have been identified as components of the Company that are reviewed regularly by management to determine resource allocation and assess performance.  The Company began presenting the E-Business Services Division as a separate segment in 2000. Prior to that, substantially all revenue and related expenses were associated with the Company’s Software and Digital Commerce Services Division.

Revenue.  The Company’s revenue increased to $57.8 million in 2001 from $31.2 million in 2000 and $14.5 million in 1999. The revenue increase in 2001 resulted from the expansion of the Company’s client relationship with Symantec Corporation, increasing market acceptance of electronic software downloading, merchandising activities that increased the average sales generated by the Company’s software publisher clients and the four acquisitions completed by the Company in 2001. The entities acquired during 2001 generated approximately 7% of the Company’s total revenue during the year.  The revenue increases in 2000 and 1999 resulted from significant growth in the number of Company clients, the increasing market acceptance of electronic software downloading and merchandising activities that increased the average sales generated by the Company’s software publisher clients. International sales represented approximately 22%, 25% and 22% of revenue in the years ended December 31, 2001, 2000 and 1999, respectively. In 2001, revenue for the Software and Digital Commerce Services Division was $44.9 million, up from $25.2 million in 2000.  Revenue for the E-Business Services Division was $12.9 million in 2001, up from $6.0 million in 2000.

Gross Profit.  Cost of revenue consists of direct cost of services and network and infrastructure expenses and is composed of direct labor costs related to revenue and the costs to operate and maintain the CNS, as well as customer service and operations functions.  Such amounts are shown exclusive of depreciation and amortization expense. Cost of revenue increased substantially in all years presented, reflecting the Company’s growth in revenue. During 2001, 2000 and 1999, the Company’s gross profit margins were 77.7%, 70.0%, and 63.9%, respectively. The gross profit margin increases in 2001, 2000 and 1999 were primarily due to leveraging the Company’s infrastructure over significantly more revenue and clients. In 2001, the gross profit margin for the Software and Digital Commerce Services Division was 80.6%, up from 71.8% in 2000.  The gross profit margin for the E-Business Services Division was 67.4% in 2001, up from 62.4% in 2000. The Company believes that Internet commerce and related services may become more competitive in the future. Accordingly, the Company may reduce or alter its pricing structure and policies in the future and any such change could reduce gross margins.

Sales and Marketing.  Sales and marketing expense consists primarily of personnel and related expenses, advertising and promotional expenses, credit card chargebacks and bad debt expense, and credit card transaction fees. Sales and marketing expense increased to $27.5 million in 2001, from $25.7 million and $17.4 million in 2000 and 1999, respectively, resulting from increased credit card transaction fees and bad debt expense due to increased revenue as well as additional sales and marketing personnel and related expenses. The increase in 2001 from 2000 resulted from an increase in credit card transaction fees of $3.3 million. The increase in 2000 from 1999 resulted from an increase in wages, benefits and consulting fees of $4.3 million and an increase in credit card chargebacks, bad debt expense and credit card transaction fees of $2.7 million.  As a percentage of revenue, sales and marketing expense decreased to 47.5% in 2001 from 82.4% in 2000 and 119.8% in 1999, primarily reflecting the Company’s increased revenue. In 2001, the sales and marketing expense related to the Software and Digital Commerce Services Division was $17.5 million, up from $14.7 million in 2000.  The sales and marketing expense related to the E-Business Services Division was $10.0 million in 2001, down from $11.0 million in 2000. The Company expects that sales and marketing expense will continue to increase in absolute dollars as the Company continues to build its sales and marketing infrastructure and develops marketing programs and as volume-driven credit card expenses increase. As a percentage of revenue, these expenses are expected to decrease as revenue increases.

Product Research and Development.  Product research and development expense consists primarily of personnel and related expenses and consulting costs associated with developing and enhancing the Company’s CNS and related internal systems. Product research and development expense was $11.2 million in 2001, compared to $13.1 million and $10.3 million in 2000 and 1999, respectively. The decrease in 2001 from 2000 resulted from a decrease in consulting costs of $5.0 million, partially offset by an increase in wages and benefit costs of $2.6 million.  The increase in 2000 from 1999 resulted from an increase in wages, benefits and temporary employee costs of $1.4 million and an increase in consulting costs of $1.1 million. As a percentage of revenue, product research and development expense decreased to 19.4% in 2001 from 41.9% in 2000 and 70.7% in 1999, primarily reflecting the Company’s increased revenue. In 2001, the product research and development expense related to the Software and Digital Commerce Services Division was $4.8 million, down from $5.8 million in 2000. Product research and development expense related to the E-Business Services Division was $6.4 million, down from $7.2 million in 2000. The Company expects that product research and development expenses will continue to decrease as a percentage of revenue as revenue increases.

General and Administrative.  General and administrative expense consists principally of executive, accounting and administrative personnel and related expenses, including deferred compensation expense, professional fees and investor relations expenses. General and administrative expense increased to $4.7 million in 2001, from $4.6 million and $4.0 million in 2000 and 1999, respectively. The increase in 2001 from 2000 resulted from an increase in professional fees of $108,000.  The increase in 2000 from 1999 resulted from an increase in professional fees and investor relations-related expense of $332,000. As a percentage of revenue, general and administrative expense decreased to 8.1% in 2001 from 14.9% in 2000 and 27.6% in 1999, primarily reflecting the Company’s increased revenue. In 2001 and 2000, general and administrative expense related to the Software and Digital Commerce Services Division was $3.2 million. In 2001, general and administrative expense for the E-Business Services Division was $1.5 million, up from $1.4 million in 2000. The Company expects general and administrative expense to increase in absolute dollars in the future, particularly as the Company continues to build infrastructure to support its growth. As a percentage of revenue, these expenses are expected to decrease as revenue increases.

Amortization of Goodwill and Other Intangibles and Acquisition Related Costs.  Amortization of goodwill and other intangibles and acquisition related costs consists of the amortization of goodwill and other intangible assets recorded from the Company’s nine acquisitions in the past three years, as well as other acquisition related costs such as earn-out payments. Amortization of goodwill and other intangibles and acquisition related costs increased to $17.0 million in 2001 from $15.4 million in 2000 and $6.9 million in 1999.  The increase in 2001 from 2000 related to the amortization of goodwill and other intangibles from the four acquisitions consummated during 2001. The increase in 2000 from 1999 related to a full year of amortization of goodwill and other intangibles in 2000 from the four 1999 acquisitions as well as two earn-out payments totaling $5.1 million made in 2000.  The Company expects amortization of goodwill and other intangibles and acquisition related costs to decrease in 2002 due to the adoption of SFAS No. 141 and No. 142.

Loss from Operations.  The Company’s loss from operations decreased to $20.1 million in 2001 from $40.1 million in 2000 and $30.8 million in 1999, resulting primarily from increased revenue without commensurate increases in operating expenses. In 2001, the Software and Digital Commerce Services Division generated income from operations of $10.7 million compared to a loss of $5.6 million in 2000.  In 2001, the loss from operations related to the E-Business Services Division was $9.1 million compared to a loss of $15.9 million in 2000. In calculating segment losses, the Company does not include depreciation and amortization or amortization of goodwill and other intangibles and acquisition related costs.

Interest Income.  Interest income consists of earnings on the Company’s cash and cash equivalents and short-term investments. Interest income decreased to $881,000 in 2001 from $2.0 million in 2000 and $3.1 million in 1999, resulting from changes in average cash and cash equivalent balances and decreases in interest rates.

Income Taxes.  The Company paid no income taxes in any of the years presented. The Company has incurred a net loss for each year since inception. As of December 31, 2001, the Company had approximately $82.4 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2009. Due to the uncertainty of future profitability, a valuation allowance equal to the deferred tax asset has been recorded. Certain changes in ownership that resulted from the past sales of capital stock will limit the future annual realization of the tax net operating loss carryforwards to a specified percentage under Section 382 of the Internal Revenue Code.

Liquidity and Capital Resources

Net cash provided by operating activities in 2001 was $547,000 and net cash used in operating activities $17.0 million in 2000 and $13.6 million in 1999. The net cash provided by operating activities in 2001 and used in operating activities in 2000 and 1999 was primarily the result of net losses, offset by goodwill and other intangibles amortization and earn-out charges, increases in accounts payable and increases in depreciation and amortization.

Net cash used in investing activities was $2.4 million in 2001 and was the result of purchases of equipment of $5.9 million and net cash paid for acquisitions of $1.5 million, offset in part by net sales of investments of $5.0 million.  Net cash provided by investing activities was $14.9 million in 2000 and was the result of net sales of investments of $24.4 million partially offset by purchases of equipment of $9.4 million. Net cash used in investing activities was $37.5 million in 1999 and was primarily the result of the purchases of equipment totaling $4.8 million, the net purchase of investments of $28.5 million and net cash paid for acquisitions of $4.1 million.

Net cash provided by financing activities in 2001, 2000 and 1999 was $6.6 million, $3.9 million, and $2.7 million, respectively. The cash provided by financing activities in each year was mainly the result of proceeds from the exercise of stock options and warrants.  In April 2001, the Company initiated a share repurchase program of up to $5.0 million of its outstanding shares of Common Stock. Repurchases will be at the Company’s discretion based on ongoing assessments of the capital needs of the business and the market price of its shares.  No time limit was set for the completion of the repurchase program.  In 2001, the Company expended $267,000 to repurchase its shares.

As of December 31, 2001 the Company had approximately $21.7 million of cash and cash equivalents and $10.0 million of short-term investments. The Company’s principal commitments consisted of obligations outstanding under operating leases. On February 1, 2002, the Company paid off the $2.5 million note payable related to its August 2001 acquisition of RegSoft. Although the Company has no material commitments for capital expenditures, it anticipates an increase in the rate of capital expenditures consistent with its anticipated growth in operations, infrastructure and personnel. The Company anticipates that it will expend approximately $15.0 million over the next 24 months on capital expenditures based on the Company’s current anticipated growth rate. The Company further anticipates that it will expend approximately $22.0 million over the next 24 months on product research and development based on the Company’s current anticipated growth rate in operations. The Company may also use cash to acquire or license technology, products or businesses related to the Company’s current business. The Company also anticipates that it will continue to experience growth in its operating expenses for the foreseeable future and that its operating expenses will be a material use of the Company’s cash resources.

The Company believes that existing sources of liquidity and the results of its operations will provide adequate cash to fund its operations for at least the next 24 months, although the Company may seek to raise additional capital during that period. In January 2002, the Company filed a universal shelf registration statement with the SEC pursuant to which the Company will be permitted to issue up to $100.0 million in common stock, preferred stock, debt securities and warrants.  The sale of additional equity or convertible debt securities could result in additional dilution to the Company’s stockholders. There can be no assurances that financing will be available in amounts or on terms acceptable to the Company, if at all.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Intangible Assets”.  Major provisions of these statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting and the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing; and effective January 1, 2002, goodwill from acquisitions initiated prior to July 1, 2001 is no longer subject to amortization.

These new Statements were applicable to the Company’s acquisitions of RegSoft.com, Orbit Commerce, Inc., and Network Commerce, all of which occurred after the July 1 effective date for new acquisitions.  Accordingly, goodwill totaling $3,615,000 resulting from these acquisitions was not amortized during 2001.  The Company will adopt the provisions of SFAS No. 142 related to all other acquisitions on January 1, 2002.  The adoption of these statements is not expected to result in any transitional goodwill impairment losses on our unamortized goodwill balances, which totaled $11,273,000 at December 31, 2001, and for which we recorded amortization expense of $10,769,000 in the year ended December 31, 2001.  Other identified intangibles with determinable lives, which totaled $8,934,000 at December 31, 2001, will continue to be amortized pursuant to the new standards.

In July 2001, the FASB issued SFAS No. 144, “Impairment or Disposal of Long-Lived Assets”, which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. The Company anticipates that this new standard will not have a material impact on its financial position or results of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our Financial Statements and Notes thereto appear beginning at page 38 of this report.

QUARTERLY FINANCIAL DATA

	QUARTER ENDED
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
2001
Revenue	$13,047	$13,055	$13,991	$17,732
Gross profit (a)	9,526	9,906	11,069	14,414
Loss from operations (b)	(6,589)	(5,324)	(4,548)	(3,642)
Net loss	(6,241)	(5,062)	(4,374)	(3,545)
Net loss per share (c)	$(.28)	$(.21)	$(.18)	$(.14)

	QUARTER ENDED
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
2000
Revenue	$6,883	$6,635	$7,607	$10,056
Gross profit (a)	4,798	4,403	5,298	7,339
Loss from operations (b)	(12,675)	(13,187)	(8,456)	(5,793)
Net loss	(11,991)	(12,633)	(8,074)	(5,418)
Net loss per share (c)	$(.58)	$(.60)	$(.37)	$(.24)

(a)           Gross profit is calculated as revenue less direct cost of services and network and infrastructure expenses and excludes depreciation and amortization expense.

(b)           Loss from operations includes amortization of goodwill and other intangibles and acquisition related costs of $4,644, $3,839, $3,912 and $4,614 in the quarters ending March 31, June 30, September 30 and December 31, 2001, respectively, and includes amortization of goodwill and other intangibles and acquisition related costs of $5,394, $4,334, $2,603, and $3,056 in the quarters ending March 31, June 30, September 30 and December 31, 2000, respectively.

(c)           Net loss per share is the same for both basic and diluted.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

Certain information required in Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2002 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a)           Identification of Directors:

The information concerning our directors and nominee is incorporated by reference to our Proxy Statement in connection with our 2002 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

(b)           Identification of Executive Officers:

Please refer to the section entitled “Executive Officers” in Part I, Item 1 hereof.

(c)           Compliance with Section 16(a) of the Exchange Act:

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a-3(e) during the 2001 fiscal year and Form 5 and amendments thereto furnished to us with respect to fiscal year 2001, no director, officer or beneficial owner of more than 10 percent of any class of equity security of Digital River has failed to file on a timely basis, as disclosed by the above forms, reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, during the 2001 fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.

The information required in Item 11 of Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2002 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required in Item 12 of Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2002 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required in Item 13 of Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2002 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)         The following documents are filed as part of this report:

(1)        Index to Consolidated Financial Statements and Report of Independent Public Accountants.

The consolidated financial statements required by this item are submitted in a separate section beginning on page 38 of this report.

(2)        Financial Statement Schedules.

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is included in the financial statements or notes thereto.

(3)        Exhibits.

Exhibit Number	Description Of Document
2.1(1)	Asset Purchase Agreement, dated August 24, 2000, by and between the Registrant and NetSales, Inc.
2.2(2)	Asset Purchase Agreement dated as of March 20, 2001, by and between the Registrant, Calico Commerce, Inc. and ConnectInc.com, Co., a wholly-owned subsidiary of Calico Commerce, Inc.
3.1(3)	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.
3.2(4)	Amended and Restated Bylaws of the Registrant, as currently in effect.
3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation (amending Exhibit 3.1).
4.1(5)	Specimen Stock Certificate.
4.2(3)	Form of Senior Debt Indenture.
4.3(3)	Form of Subordinated Debt Indenture.
4.4	References are hereby made to Exhibits 3.1, 3.2 and 3.3.
10.1(3)	Form of Indemnity Agreement between Registrant and each of its directors and executive officers.
10.2(3)	1998 Stock Option Plan.
10.3(3)	Employment and Non-Competition Agreement effective May 25, 1998 by and between Joel A. Ronning and the Registrant.
10.4(3)	Heads of Agreement for International Agreement dated February 25, 1998 by and between Christopher J. Sharples, David A. Taylor and the Registrant.
10.5(3)	Stock Subscription Warrant for Shares of Common Stock dated February 26, 1998 by and between Christopher Sharples and Registrant.
10.6(3)	Form of Conditional Warrant to Purchase Common Stock dated April 22, 1998 by and between Wasserstein Adelson Ventures, L.P. and Registrant.
10.7(3)	Form of Warrant to Purchase Common Stock by and between certain investors and Registrant.
10.8(3)	Consent to Assignment and Assumption of Lease dated April 22, 1998 by and between CSM Investors, Inc., IntraNet Integration Group, Inc. and Registrant.
10.9(3)	Assignment of Lease dated April 21, 1998 by and between Intranet Integration Group, Inc. and Registrant.
10.10(3)	Lease Agreement dated January 18, 2000 between Property Reserve, Inc. and Registrant.
10.11(4)	First Amendment of Lease dated January 31, 2001 to that certain Lease dated April 24, 1996 between CSM Investors, Inc. and Registrant (as assignee of Intranet Integration Group, Inc.).

10.12(4)	1999 Stock Option Plan, formerly known as the 1999 Non-Officer Stock Option Plan.
10.13(4)	Form of Non-Qualified Stock Option Agreement under the 1999 Stock Option Plan.
10.14(6)	Agreement and Plan of Merger, dated April 1, 1999, by and among the Registrant, Maagnum Internet Group, Inc. and Cyrus Maaghul.
10.15(6)	Stock Purchase Agreement, dated April 1, 1999, by and among the Registrant and Meiman Kentjana.
10.16(7)	Asset Purchase Agreement, dated as of April 15, 1999, by and among the Registrant, Public Software Library Ltd. and the partners of Public Software Library Ltd.
10.17(2)	Voting Agreement, dated March 20, 2001, by and between the Registrant, Calico Commerce, Inc. and ConnectInc.com, Co.
21.1	Subsidiaries of Digital River, Inc.
23.1	Consent of Independent Public Accountants, dated March 31, 2002.
99	Letter from the Registrant to the SEC

(1)           Incorporated by reference to the indicated exhibit in the Company’s Current Report on Form 8-K filed on September 8, 2000.

(2)           Incorporated by reference to the indicated exhibit in the Company’s Current Report on Form 8-K filed on March 26, 2001.

(3)           Incorporated by reference to the indicated exhibit in the Company’s Registration Statement on Form S-3 (File No. 333–81626), declared effective on February 12, 2002.

(4)           Incorporated by reference to the indicated exhibit in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 27, 2001.

(5)           Incorporated by reference to the indicated exhibit in the Company’s Registration Statement on Form S-1 (File No. 333–56787), declared effective on August 11, 1998.

(6)           Incorporated by reference to the indicated exhibit in the Company’s Current Report on Form 8-K filed on April 16, 1999.

(7)           Incorporated by reference to the indicated exhibit in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(b)           The Registrant filed a Current Report on Form 8-K on November 21, 2001, amending the Current Report on Form 8-K originally filed on March 26, 2001, announcing its acquisition of certain assets from ConnectInc.com, Co., a wholly owned subsidiary of Calico Commerce, Inc.

(c)           See Exhibits listed under Item 14(a)(3).

(d)           The financial statement schedules required by this item are listed under 14(a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Eden Prairie, State of Minnesota, on the 31st of March 2002.

DIGITAL RIVER, INC.
By:	Joel A. Ronning CHIEF EXECUTIVE OFFICER, MEMBER OF THE OFFICE OF THE PRESIDENT AND DIRECTOR

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE
Joel A. Ronning	Chief Executive Officer, Member of the Office of the President and Director (Principal Executive Officer)	March 31, 2002

Robert E. Strawman	Chief Financial Officer, Member of the Office of the President and Treasurer (Principal Financial and Accounting Officer)	March 31, 2002

Perry W. Steiner	Director	March 31, 2002

William Lansing	Director	March 31, 2002

Thomas F. Madison	Director	March 31, 2002

J. Paul Thorin	Director	March 31, 2002

Frederic Seegal	Director	March 31, 2002

Timothy C. Choate	Director	March 31, 2002

*By:	Joel A. Ronning
	Attorney-in-fact	March 31, 2002

Report of independent public accountants

To Digital River, Inc.:

We have audited the accompanying consolidated balance sheets of Digital River, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digital River, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Minneapolis, Minnesota,

January 28, 2002

DIGITAL RIVER, INC.

Consolidated Balance Sheets as of December 31

(in thousands, except share data)

	2001	2000
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$21,677	$16,920
Short-term investments	9,978	14,977
Accounts receivable, net of allowance of $839 and $975	8,719	4,903
Prepaid expenses and other	1,455	1,123

Total current assets	41,829	37,923

PROPERTY AND EQUIPMENT:
Property and equipment	25,374	18,369
Less accumulated depreciation	(9,228)	(4,799)

Net property and equipment	16,146	13,570

GOODWILL, net of accumulated amortization of $22,455 and $11,686	11,273	13,206
INTANGIBLE ASSETS, net of accumulated amortization of $8,858 and $4,134	8,934	4,628
OTHER ASSETS	45	76
	$78,227	$69,403

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$2,500	$—
Accounts payable	19,360	14,339
Accrued payroll	2,803	2,287
Deferred revenue	1,106	1,833
Other accrued liabilities	2,036	2,426

Total current liabilities	27,805	20,885

COMMITMENTS AND CONTINGENCIES (Notes 2 and 4)
STOCKHOLDERS’ EQUITY:
Preferred Stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $.01 par value; 60,000,000 shares authorized; 26,462,905 and 22,275,317 shares issued and outstanding	265	223
Additional paid-in capital	153,308	132,403
Deferred compensation	(37)	(194)
Accumulated other comprehensive loss	—	(22)
Accumulated deficit	(103,114)	(83,892)

Total stockholders’ equity	50,422	48,518

	$78,227	$69,403

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL RIVER, INC.

Consolidated Statements of Operations for the Years Ended December 31

(in thousands, except per share data)

	2001	2000	1999
REVENUE	$57,825	$31,181	$14,507
COSTS AND EXPENSES (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	2,710	1,477	801
Network and infrastructure	10,200	7,867	4,434
Sales and marketing	27,489	25,693	17,383
Product research and development	11,192	13,063	10,251
General and administrative	4,701	4,628	4,001
Depreciation and amortization	4,627	3,178	1,552
Amortization of goodwill and other intangibles and acquisition related costs (Note 2)	17,009	15,387	6,886
Total costs and expenses	77,928	71,293	45,308
LOSS FROM OPERATIONS	(20,103)	(40,112)	(30,801)
INTEREST INCOME	881	1,996	3,148

NET LOSS	$(19,222)	$(38,116)	$(27,653)

BASIC AND DILUTED NET LOSS PER SHARE	$(.79)	$(1.78)	$(1.36)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	24,285	21,413	20,312

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL RIVER, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Comprehensive Loss

	Shares	Amount
BALANCE, December 31, 1998	19,545	$195	$93,883	$(1,368)	$—	$(18,123)	$74,587
Common Stock issued for acquisitions and earn-out arrangements	777	8	22,801	—	—	—	22,809
Net Common Stock exchanged in Tech Squared transaction	(350)	(3)	235	—	—	—	232
Exercise of stock options and warrants	727	7	2,416	—	—	—	2,423
Deferred compensation related to stock options granted for services	—	—	110	(110)	—	—	—
Deferred compensation expense	—	—	—	841	—	—	841
Unrealized loss on investments	—	—	—	—	(162)	—	(162)	$(162)
Net loss	—	—	—	—	—	(27,653)	(27,653)	(27,653)

BALANCE, December 31, 1999	20,699	207	119,445	(637)	(162)	(45,776)	73,077	$(27,815)
Common Stock issued for acquisitions and earn-out arrangements	1,124	11	9,082	—	—	—	9,093
Exercise of stock options and warrants	339	4	3,585	—	—	—	3,589
Common Stock issued under the Employee Stock Purchase Plan	113	1	291	—	—	—	292
Deferred compensation expense	—	—	—	443	—	—	443
Unrealized gain on investments	—	—	—	—	140	—	140	$140
Net loss	—	—	—	—	—	(38,116)	(38,116)	(38,116)

BALANCE, December 31, 2000	22,275	223	132,403	(194)	(22)	(83,892)	48,518	$(37,976)
Common Stock issued for acquisitions and earn-out arrangements	2,817	28	14,351	—	—	—	14,379
Exercise of stock options and warrants	1,246	13	6,281	—	—	—	6,294
Common Stock issued under the Employee Stock Purchase Plan	182	2	539	—	—	—	541
Repurchase of Common Stock	(57)	(1)	(266)	—	—	—	(267)
Deferred compensation expense	—	—	—	157	—	—	157
Unrealized gain on investments	—	—	—	—	22	—	22	$22
Net loss	—	—	—	—	—	(19,222)	(19,222)	(19,222)

BALANCE, December 31, 2001	26,463	$265	$153,308	$(37)	$—	$(103,114)	$50,422	(19,200)

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL RIVER, INC.

Consolidated Statements of Cash Flows For the Years Ended December 31

(in thousands)

	2001	2000	1999
OPERATING ACTIVITIES:
Net loss	$(19,222)	$(38,116)	$(27,653)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Goodwill and other intangibles amortization and earn-out charges	17,009	13,354	6,606
Depreciation and amortization	4,627	3,178	1,552
Deferred compensation expense	157	443	841
Change in operating assets and liabilities:
Accounts receivable	(3,056)	(2,691)	(1,226)
Accounts payable	2,916	3,319	5,122
Accrued payroll and other accrued liabilities	(1,884)	3,501	1,184
Net cash provided by (used in) operating activities	547	(17,012)	(13,574)
INVESTING ACTIVITIES:
Purchases of investments	(13,000)	(12,034)	(106,487)
Sales/maturities of investments	17,999	36,416	78,000
Cash paid for acquisitions, net of cash received	(1,460)	(45)	(4,077)
Purchases of equipment	(5,890)	(9,380)	(4,783)
Patent acquisition costs	(7)	(26)	(117)
Net cash provided by (used in) investing activities	(2,358)	14,931	(37,464)
FINANCING ACTIVITIES:
Net proceeds from sales of Common Stock	541	292	—
Exercise of stock options and warrants	6,294	3,589	2,423
Repurchase of Common Stock	(267)	—	—
Other	—	—	232
Net cash provided by financing activities	6,568	3,881	2,655
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,757	1,800	(48,383)
CASH AND CASH EQUIVALENTS, beginning of period	16,920	15,120	63,503
CASH AND CASH EQUIVALENTS, end of period	$21,677	$16,920	$15,120

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common Stock issued in acquisitions and earn-outs	$14,379	$9,093	$22,809
Issuance of note payable in acquisition	2,500	—	—

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements

December 31, 2001 and 2000

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

The Company has experienced significant losses since inception ($103.1 million through December 31, 2001) and has, until the later stages of 2001, experienced significant negative cash flows from operations. The Company’s prospects must be considered in light of the risks frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as electronic commerce. To address these risks, the Company must, among others things, maintain existing and develop new relationships with independent software publishers, online retailers and other companies outside of the software market, maintain and increase its client base, implement and successfully execute its business and marketing strategy, continue to develop and upgrade its technology and transaction-processing systems, provide superior customer service and order fulfillment, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurances that the Company will be successful in addressing such risks, and the failure to do so could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The following is a summary of the Company’s investment securities:

	Cost	Unrealized loss	Fair Value
December 31, 2001
Commercial Paper	$9,978,000	$—	$9,978,000

December 31, 2000
U.S. Government securities	$14,999,000	$22,000	$14,977,000

As of December 31, 2001 and 2000, all securities are due in less than one year. The Company had proceeds from sales of investments of $17,999,000, $36,416,000 and $78,000,000 in the years ended December 31, 2001, 2000 and 1999, respectively. The cost basis of investments and gains and losses are based on specific identification. Realized gains and/or losses on sales of investments were not material in the years ended December 31, 2001, 2000 and 1999.

Property and Equipment

Property and equipment is stated at cost and is being depreciated under the straight-line method using lives of three to seven years and consists mainly of computer equipment and software licenses.

Goodwill and Other Intangibles

Goodwill and other intangible assets, consisting of customer base, non-compete agreements, and technology/tradename have been recorded as a result of certain acquisitions made by the Company and are being amortized under the straight-line method using a life of two to three years.

Impairment losses are recorded on goodwill and long-lived assets in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. The Company regularly performs reviews to determine if indicators of impairment of its goodwill and other long-lived assets exist. The Company’s evaluation considers nonfinancial data such as changes in the operating environment and business strategy, competitive information, market trends and operating performance. Impairment losses are measured by comparing the fair value of assets, as determined by discounting the future cash flows at a market rate of interest, to their carrying amount. Based upon regular reviews, management believes that no conditions that would require impairment charges have arisen through December 31, 2001.

Patents

The costs of developing patents are amortized over a three-year period utilizing the straight-line method of amortization once the patent application is filed. Patents are included in other assets on the accompanying consolidated balance sheets, net of accumulated amortization of $400,000 and $352,000 as of December 31, 2001 and 2000.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, notes payable and accounts payable approximates fair value because of the short maturity of these instruments.

Revenue Recognition

The Company recognizes revenue from services rendered once all the following criteria for revenue recognition have been met: 1) Pervasive evidence of an agreement exists, 2) the services have been rendered, 3) the fee is fixed and determinable and not subject to refund or adjustment and 4) collection of the amounts due is reasonably assured. The Company derives its revenue primarily from transaction and service fees associated with the e-commerce services provided to its clients. These services include Web commerce hosting, transaction processing, digital and physical fulfillment services, fraud screening, customer service and merchandising and analytical marketing services. The Company acts as the merchant of record on the majority of the transactions processed and has contractual relationships with its clients, primarily software publishers and online retailers, which obligate the Company to pay to the client a specified percentage of each sale. The Company retains its transaction fee and also charges for various service fees. The Company also derives revenue from providing clients the right to use its software applications, integration, development and consulting services provided to clients. Signed contracts are obtained from clients prior to recognition of these revenues. Fees for the use of software applications and any integration and development work required to provide on-going hosting services for the client are recognized ratably over the term of the contract once collection is reasonably assured. Clients do not have the right to take possession of the software applications used in the delivery of services. Payments received in advance of revenue recognition, even if non-refundable, are recognized as deferred revenue. Revenue from consulting services are recognized using the percentage-of-completion method for fixed-fee arrangements or as the services are provided for time-and-materials arrangements.

Sales to foreign customers accounted for 22%, 25% and 22% of sales for the years ended December 31, 2001, 2000 and 1999, respectively.  In addition, in 2001, revenue from one software publisher accounted for approximately 15% of total Company revenue.

Advertising Costs

The costs of advertising are charged to sales and marketing expense as incurred. For the years ended December 31, 2001, 2000 and 1999, the Company incurred advertising expense of $2,084,000, $2,253,000 and $2,442,000, respectively.

Income Taxes

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using currently enacted tax rates. No income taxes were paid in any of the years presented.

Net Loss per Share

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. The computation of diluted earnings per common share is similar to the computation of basic loss per common share, except that the denominator is increased for the assumed conversion of convertible securities and the exercise of dilutive options using the treasury stock method. The weighted average shares used in computing basic and diluted loss per share were the same in each of the three years ended December 31, 2001. Stock options and warrants totaling 5,947,790, 5,383,113 and 3,898,313 for the three years ended December 31, 2001, 2000 and 1999, respectively, were excluded from the computation of loss per share as their effect is antidilutive.

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Intangible Assets”.  Major provisions of these statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting and the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing; and effective January 1, 2002, goodwill from acquisitions initiated prior to July 1, 2001 is no longer subject to amortization.

These new Statements were applicable to the Company’s acquisitions of RegSoft.com, Orbit Commerce, Inc., and Network Commerce, all of which occurred after the July 1 effective date for new acquisitions.  Accordingly, goodwill totaling $3,615,000 resulting from these acquisitions was not amortized during 2001.  The Company will adopt the provisions of SFAS No. 142 related to all other acquisitions on January 1, 2002.  The adoption of these Statements is not expected to result in any transitional goodwill impairment losses on our unamortized goodwill balances, which totaled $11,273,000 at December 31, 2001, and for which we recorded amortization expense of $10,769,000 in the year ended December 31, 2001.  Other identified intangibles with determinable lives, which totaled $8,934,000 at December 31, 2001, will continue to be amortized pursuant to the new standards.

In July 2001, the FASB issued SFAS No. 144, “Impairment or Disposal of Long-Lived Assets”, which is effective for fiscal years beginning after December 15, 2001. The provisions of this Statement provide a single accounting model for impairment of long-lived assets. The Company anticipates that this new standard will not have a material impact on its financial position or results of operations.

2. Acquisitions and Purchases of Assets:

In December 2001, the Company acquired the customer assets of FreeMerchant.com from Network Commerce, Inc. (“Network Commerce”) in exchange for $875,000.  The Company will amortize intangible assets acquired, consisting of customer base, non-compete agreements, and technology/tradename over a three-year period.  Under the agreement, Network Commerce has an opportunity for an additional earn-out of up to $870,000 based upon revenue generated from the acquired assets over the succeeding ten-month period.  Such amounts will be recorded as additional goodwill.

In September 2001, the Company acquired substantially all of the assets and related liabilities of Orbit Commerce, Inc. (“Orbit”) in exchange for 727,939 shares of Common Stock valued at $4,301,000 plus $964,000 in cash. The value of the Common Stock was based on the closing market price on the date the transaction was consummated.  The Company will amortize certain intangible assets acquired, consisting of customer base, non-compete agreements, and technology/tradename over a three-year period.  Under the agreement, Orbit has an opportunity to earn up to 4,800,000 additional shares of Common Stock based on revenue contribution over the succeeding twelve-month period. The value of such shares issued will be recorded as additional goodwill.

In August 2001, the Company acquired all of the outstanding stock of RegSoft.com (“RegSoft”) in exchange for $750,000 and a $2,500,000 note paid in full on February 1, 2002.  The Company will amortize certain intangible assets acquired, consisting of customer base, non-compete agreements, and technology/tradename over a three-year period.  The agreement also includes an opportunity for an earn-out of up to $2,750,000 based on RegSoft’s ongoing performance. Such amounts will be recorded as additional goodwill.

In March 2001, the Company purchased the Market Maker assets of Calico Commerce, Inc. (“Calico”) in exchange for 1,630,368 shares of Common Stock valued at $7,846,000 plus direct expenses.  The value of the Common Stock was based on the closing market price on the date the transaction was consummated.  The Company amortizes intangible assets, consisting of goodwill, customer base, non-compete agreements, and technology/tradename over a three-year period.  Under the agreement, Calico also has an earn-out arrangement whereby it can earn up to an additional 2,971,347 shares of Common Stock upon attaining certain business goals for a period of 13 months following the acquisition.  In November 2001, the former owners of Calico received an earn-out payment of 59,740 shares of Common Stock valued at $314,000.  The Company recorded such amount as additional goodwill.

In August 2000, the Company purchased certain assets of NetSales, Inc. (“NetSales”) for 1,000,000 shares of Common Stock valued at $6,000,000 plus transaction expenses. The Company amortizes intangible assets acquired, consisting of goodwill, customer base and non-compete agreements over a two-year period.  Under the agreement, NetSales has an earn-out arrangement whereby it can earn up to 350,000 additional shares of Common Stock upon attaining certain business goals for a six-month period following the close of the acquisition. In March 2001, NetSales received an earn-out payment of 84,000 shares of Common Stock valued at $404,000.  The Company recorded such amount as additional goodwill.

The former owners of Maagnum Internet Group, Inc., a company purchased by the Company in April 1999, received earn-out payments of 314,531 shares of Common Stock valued at $1,514,000 in March 2001 and 124,349 shares of Common Stock valued at $3,093,000 in March 2000.  The Company charged such amounts to compensation expense and included this amount as amortization of goodwill and other intangibles and acquisition related costs in the accompanying Consolidated Statements of Operations.  This amount would have increased general and administrative expense had it been reported outside of that caption.

Each of the above transactions were accounted for using the purchase method. The excess of the purchase price over the tangible assets acquired each transaction was allocated substantially to goodwill and other intangibles (consisting of customer base, noncompete agreements and technology/ tradename). Following is an allocation of the purchase price for the Company’s 2001 acquisitions that were consummated subsequent to the July 1, 2001 effective date of SFAS No’s. 141 and 142:

Tangible assests	$2,906,000
Liabilities acquired	(2,063,000)
Customer base	3,855,000
Non-compete agreements	850,000
Technology/tradename	425,000
Goodwill	3,615,000
Total purchase price	$9,588,000

The results of each of the acquisitions made in 2001 have been reflected in the Company’s results beginning on the date of the respective acquisition. The following unaudited pro forma condensed consolidated results of operations for the years ended December 31, 2001 and 2000 have been prepared as if each of the 2001 acquisitions occurred on January 1, 2000 and the unaudited pro forma condensed consolidated results of operations for the year ended December 31, 1999 has been prepared as if the 2000 acquisition of NetSales occurred on January 1, 1999:

	Year Ended December 31,
	2001	2000	1999
Revenue	$66,131,000	$44,053,000	$16,743,000
Loss from operations	(31,453,000)	(72,126,000)	(42,242,000)
Net loss	(30,732,000)	(70,386,000)	(39,195,000)
Basic and diluted loss per share	$(1.23)	$(2.96)	$(1.79)

This financial information does not purport to represent results that would actually have been obtained if the transactions had been in effect on January 1, 2001, 2000 or 1999, as applicable, or any future results that may in fact be realized.

In December 1999, the Company completed its acquisition of certain assets of Tech Squared Inc., whereby the Company purchased Tech Squared assets consisting of 3,000,000 shares of the Company’s Common Stock and $1,200,000 in exchange for 2,650,000 shares of the Company’s Common Stock. For financial statement presentation purposes, the impact of this transaction was to reduce Common Stock outstanding by 350,000 shares and is presented on the accompanying Consolidated Statement of Stockholders’ Equity net of expenses incurred in conjunction with the transaction.

3. Income Taxes:

The reconciliation of the reported income tax expense to the amount the would result from applying the U.S. federal statutory rate of 35% to the net loss is as follows:

	Year ended December 31,
	2001	2000	1999
Tax benefit at statutory rate	$(6,728,000)	$(13,341,000)	$(9,679,000)
State taxes, net of federal benefit	(1,000,000)	(1,982,000)	(1,438,000)
Stock compensation deductions	(258,000)	(1,339,000)	(3,343,000)
Non-deductible goodwill and earn-out compensation	3,255,000	3,453,000	1,783,000
Non-deductible expense and other	585,000	285,000	174,000
Change in valuation allowance	4,146,000	12,924,000	12,503,000
Total	$—	$—	$—

As of December 31, 2001, the Company had net operating loss carryforwards of approximately $82,400,000. Included in this amount is approximately $16,700,000 of deductions resulting from disqualifying dispositions of stock options. When these deductions are realized for financial statement purposes they will not result in a reduction in income tax expense, rather the benefit will be recorded as additional paid-in-capital. These income tax net operating loss carryforwards expire beginning in the year 2009. Because of the uncertainty of future realization, a valuation allowance equal to the deferred tax asset has been recorded.

The components of deferred income taxes are as follows:

	2001	2000
Net operating loss carryforwards	$32,136,000	$30,733,000
Nondeductible reserves and accruals	369,000	436,000
Depreciation and amortization	4,656,000	1,846,000
Valuation allowance	(37,161,000)	(33,015,000)
	$—	$—

Ownership changes resulting from the issuance of additional equity will limit future annual realization of the tax net operating loss carryforwards to a specified percentage of the value of the Company under Section 382 of the Internal Revenue Code.

4. Commitments and Contingencies:

Leases

The Company currently has six facility leases in addition to leasing certain computer equipment. Total rent expense, including common area maintenance charges, recognized under all leases was $1,367,000, $839,000 and $558,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The minimum annual rents under long-term leases at December 31, 2001 are as follows:

Year ending December 31,
2002	$1,161,000
2003	744,000
2004	106,000

$2,011,000

Litigation

In August 2001, the Company and certain of its officers and directors were named as defendants in several class action shareholder complaints filed in the United States District Court for the Southern District of New York.  These actions include (1) Whalen v. Digital River, Inc., et al., Case No. 01-CV-7355; and (2) Nicolois v. Digital River, Inc., et al., Case No. 01-CV-7992.  Similar complaints were filed in the same Court against hundreds of other public companies that conducted IPOs of their common stock in the late 1990s. In each of these complaints, the plaintiffs allege that the Company, certain of its officers and directors and its IPO underwriters violated the federal securities laws because the Company’s IPO registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief.  The Company  believes these lawsuits are without merit and intend to defend against them vigorously.

The Company is also party to patent litigation, along with other defendants, regarding United States Patent No. 6,014,651 owned by Christopher M. Crawford of Washington, D.C. The case was filed in August 2001 and is pending in the U.S. District Court in the District of Columbia. No substantive actions have taken place as yet in this case.  The Company believes that it has meritorious defenses to, and intends to vigorously defend against, these claims.

Employee Benefit Plan

The Company has a defined contribution 401(k) retirement plan for eligible employees.  Employees may contribute up to 15% of their pretax compensation to the plan, with the Company providing a discretionary match of the employee contribution of up to 50% of the total employee contribution.  Amounts charged to expense related to the Company’s matching contributions for the years ended December 31, 2001, 2000 and 1999 totaled $559,400, $408,100 and $274,000, respectively.

5. Stockholders’ Equity:

Warrants

Warrants to purchase 106,087 and 356,087 shares of Common Stock issued principally in conjunction with sales of Common Stock at an exercise price of $3.00 per share were outstanding as of December 31, 2001 and 2000, respectively.  The warrants expire at various dates between February and August 2003.

Share Repurchase Program

In April 2001, the Company announced a share repurchase program of up to $5,000,000 of its outstanding shares of Common Stock.  Repurchases will be at the Company’s discretion based on ongoing assessments of the capital needs of the business and the market price of its shares.  During 2001, 57,500 shares were repurchased under the program for total consideration of $267,000.

6. Stock Options:

The Company’s 1998 Stock Option Plan (the “SOP”) provides for the granting of incentive or nonqualified stock options to purchase up to 3,983,333 shares of Common Stock. Options granted to employees typically expire no later than ten years after the date of grant.  Incentive stock option grants must have an exercise price of at least 100% of the fair market value of a share of common stock on the grant date.  Incentive stock options granted to employees who immediately before such grant owned stock directly or indirectly representing more than 10% of the voting power of the stock of the Company will have an exercise price of 110% of the fair market value of a share of common stock on the grant date and will expire no later than five years from the date of grant.

The Company’s 1999 Non-Officer Stock Option Plan (the “NOP”) provides for the granting of nonqualified stock options to purchase up to 5,450,000 shares of Common Stock and has terms similar to those of the SOP.

In addition to shares granted under the SOP and NOP, the Company granted options to purchase 605,882 shares of Common Stock at an exercise price of $8.50 per share to certain members of management outside of both plans during 1998. At December 31, 2001, options outstanding outside of both plans totaled 13,529 shares.

A summary of the change in outstanding options under the SOP and NOP is as follows:

	Options Outstanding	Option Price Per Share
Balance, December 31, 1998	1,870,357	$.38- $23.40
Grants	2,131,636	19.56- 31.13
Exercised	(601,172)	.38- 23.40
Cancelled	(308,035)	1.69- 31.13
Balance, December 31, 1999	3,092,786	.38- 31.13
Grants	2,641,028	6.00- 28.88
Exercised	(303,533)	.38- 23.40
Cancelled	(817,696)	1.69-31.13
Balance, December 31, 2000	4,612,585	1.13-31.13
Grants	3,631,533	.01- 6.74
Exercised	(679,336)	.01-11.75
Cancelled	(1,736,608)	.01- 31.13
Balance, December 31, 2001	5,828,174	$1.69- $31.13

A summary of information about total stock options outstanding at December 31, 2001 is as follows:

	Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Life Remaining	Number Exercisable	Weighted Average Price
$1.69 - $3.88	1,240,518	8.5 years	296,589	$2.97
4.45 - 6.74	3,476,754	9.0 years	557,518	5.68
8.50 - 12.50	105,248	6.5 years	91,849	9.70
19.50 - 31.13	1,019,183	7.5 years	634,256	22.47
$1.69 - $31.13	5,841,703	8.5 years	1,580,212	$12.14

The Company recorded compensation expense for the difference between the grant price and the fair market value of the Company’s Common Stock on options to purchase 30,533 shares at an exercise price of $.01 issued in January 2001. In addition, the Company recorded deferred compensation for the difference between the grant price and the deemed fair value of the Company’s Common Stock on options to purchase 454,468 shares at exercise prices of $3.00 to $7.50 issued during May and June 1998. During 1999, the Company recognized $110,000 in expense related to options granted for consulting services.

The Company has elected to apply the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. Accordingly, the Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Compensation cost for stock options is measured as the excess, if any, of the fair value of the Company’s Common Stock at the date of grant over the stock option exercise price. Had compensation costs for these plans been determined consistent with SFAS No. 123, the Company’s net loss would have been adjusted to the following pro forma amounts:

	2001	2000	1999
Net loss:
As reported	$(19,222,000)	$(38,116,000)	$(27,653,000)
Pro forma	(41,082,000)	(56,482,000)	(35,204,000)
Basic and diluted loss per share:
As reported	$(.79)	$(1.78)	$(1.36)
Pro forma	(1.69)	(2.64)	(1.73)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used: risk-free interest rates of 4.5%, 6%, and 6% in 2001, 2000, and 1999, respectively; no expected dividends; expected lives of five years; and a volatility factor of 1.1, 1.2, and 1.1 in 2001, 2000, and 1999, respectively. The weighted average fair value of the options granted in 2001, 2000, and 1999 was $3.56, $20.46, and $17.21, respectively.

The Company also sponsors an employee stock purchase plan under which 600,000 shares have been reserved for purchase by employees. The purchase price of the shares under the plan is the lesser of 85% of the fair market value on the first or last day of the offering period. Offering periods currently are each six months ending on June 30 and December 31. Employees may designate up to ten percent of their compensation for the purchase of shares under the plan. Total shares purchased by employees under the plan were 182,000 and 113,000 in the years ended December 31, 2001 and 2000, respectively.

7. Segment Information:

The Company has two operating segments, Software and Digital Commerce Services and E-Business Services, which have been identified as components of the Company that are reviewed regularly by management to determine resource allocation and assess performance. Unallocated corporate items consist of depreciation, goodwill and other intangibles amortization, acquisition-related costs and interest income for operational results and consist of certain cash, investments and goodwill for total assets. No disclosure of segment information for 1999 has been presented as Software and Digital Commerce Services represented substantially all operations in 1999.  Segment information for 2001 and 2000 is as follows:

	Software and Digital Commerce Services Division	E-Business Services Division	Unallocated Corporate Items	Consolidated
Year ended December 31, 2001:
Revenue	$44,914,000	$12,911,000	$—	$57,825,000
Gross profit (excludes depreciation and amortization expense)	36,214,000	8,701,000	—	44,915,000
Income (loss) from operations	10,672,000	(9,139,000)	(21,636,000)	(20,103,000)
Net income (loss)	10,672,000	(9,139,000)	(20,755,000)	(19,222,000)
Total assets at December 31, 2001	20,858,000	9,159,000	48,209,000	78,227,000

Year ended December 31, 2000:
Revenue	$25,221,000	$5,960,000	$—	$31,181,000
Gross profit (excludes depreciation and amortization expense)	18,119,000	3,718,000	—	21,837,000
Loss from operations	(5,611,000)	(15,936,000)	(18,565,000)	(40,112,000)
Net loss	(5,611,000)	(15,936,000)	(16,569,000)	(38,116,000)
Total assets at December 31, 2000	16,256,000	7,051,000	46,096,000	69,403,000

8. Related-Party Transactions:

In February 1998, two stockholders, one of whom was a director for the Company at the time, entered into an agreement with the Company whereby the stockholders helped establish and oversee the international operations for the Company for a term of three years. As consideration for entering into the agreement, the stockholders each received warrants to purchase 100,000 shares of Common Stock, exercisable at $3.00 per share. The warrants were 100% vested at the date of grant and expire in February 2003. At December 31, 2001, 100,000 warrants remain outstanding.  The fair value of the warrants granted in 1998, determined to be $360,000, was based upon the value of the services to be provided. Compensation expense of $20,000, $120,000, and $120,000 was recognized related to these warrants in the years ended December 31,2001, 2000 and 1999, respectively.

9. Subsequent Events (unaudited):

Results of Operations

In February 2002, ePedas Sdn Bhd initiated an arbitration before the American Arbitration Association against the Company.  The demand for arbitration alleges breach of contract and tortious interference claims against the Company.  The prayer for relief requests RM 28,809,137.09 (Ringit Malaysia or approximately US $7,581,150) plus pre-judgment interest, punitive damages, all legal costs and other unspecified fees and expenses.   An arbitrator has not been selected and no arbitration date has been set. The Company believes this lawsuit is without merit and intends to defend against it vigorously.

On March 29, 2002, the Company announced that it would record a reserve for pending litigation of $2,300,000 in the first quarter of 2002.  Additionally, the Company announced that it would take a charge of $200,000 in the first quarter of 2002 in connection with its decision during the quarter to consolidate one of its offices.

Acquisitions

On March 19, 2002, pursuant to an Asset Purchase Agreement between Digital River and Innuity Acquisition Corp. (“IAC”), we purchased certain assets and assumed approximately $3.6 million in merchant liabilities in exchange for approximately $2.4 million in cash. The agreement includes an opportunity for a cash earn-out based on revenue generated from the IAC assets during the 12-month period following the close of the transaction.

On March 31, 2002, pursuant to an Amended and Restated Asset Purchase Agreement (the “Agreement”) dated February 9, 2002, between Digital River and Beyond.com Corporation (“Beyond.com”), in exchange for $2,910,311 in shares of our Common Stock (valued at the average of the closing price of our Common Stock for the 15 trading days ending on the second day prior to closing and the seven trading days immediately following the closing), we purchased those assets and assumed those liabilities of Beyond.com related to its eStores business, which manages online stores for clients. The purchase was approved by the U.S. Bankruptcy Court following Beyond.com’s filing for Chapter 11 bankruptcy protection, and certain elements of the purchase remain subject to further approval by the court. The agreement includes contingent earn-out provisions whereby Beyond.com may receive (i) additional shares of our Common Stock valued at $962,500 if specified customers of Beyond.com remain our customers for 90 days post closing, (ii) additional shares of our Common Stock valued at $500,000 if 90% or more of specified customers of Beyond.com enter into 12 month contracts with us within 60 days of the closing and (iii) additional shares of our Common Stock valued at approximately $1.35 million if specified customers enter into 12 month contracts with us within 60 days of the closing (with such shares valued as described above). Of the shares issued at closing, 70,000 shares were placed in an escrow to secure certain indemnification obligations contained in the agreement. Subject to outstanding claims, the escrow will terminate 90 days following the closing.