Form 10-Q
period 2002-03-31
DIGITAL RIVER INC /DE
filed 2002-05-15
CIK 1062530

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM               TO

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

COMMON STOCK, $0.01 PAR VALUE	26,779,745 SHARES
(Class)	Outstanding as of May 13, 2002

DIGITAL RIVER, INC.

Form 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

DIGITAL RIVER, INC.

CONDENDSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2002	December 31, 2001
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,847	$21,677
Short-term investments	7,978	9,978
Accounts receivable, net	10,947	8,719
Prepaid expenses and other	1,064	1,455
Total current assets	42,836	41,829
PROPERTY AND EQUIPMENT, net	15,990	16,146
GOODWILL	16,026	11,273
OTHER INTANGIBLE ASSETS, net	12,534	8,934
OTHER ASSETS	38	45
	$87,424	$78,227

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$—	$2,500
Accounts payable	29,740	19,360
Accrued payroll	2,299	2,803
Deferred revenue	889	1,106
Other accrued liabilities	4,033	2,036
Total current liabilities	36,961	27,805

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $.01 par value; 60,000,000 shares authorized; 26,776,511 and 26,462,905 shares issued and outstanding, respectively	268	265
Additional paid-in capital	156,847	153,308
Deferred compensation	(8)	(37)
Accumulated deficit	(106,644)	(103,114)
Total stockholders’ equity	50,463	50,422
	$87,424	$78,227

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data; unaudited)

	Three months ended March 31,
	2002	2001

REVENUE	$18,070	$13,047
COSTS AND EXPENSES (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	615	557
Network and infrastructure	2,712	2,964
Sales and marketing	8,013	6,785
Product research and development	3,274	2,469
General and administrative	1,615	1,097
Litigation and other charges	2,500	—
Depreciation and amortization	1,374	1,120
Amortization of goodwill and other intangibles and acquisition related costs	1,549	4,644
Total costs and expenses	21,652	19,636
LOSS FROM OPERATIONS	(3,582)	(6,589)
INTEREST INCOME	52	348
NET LOSS	$(3,530)	$(6,241)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.13)	$(0.28)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	26,449	22,482

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Three months ended March 31,
	2002	2001

OPERATING ACTIVITIES:
Net loss	$(3,530)	$(6,241)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of goodwill and other intangibles and acquisition related costs	1,549	4,644
Depreciation and amortization	1,374	1,120
Deferred compensation expense	29	57
Litigation and other charges	2,500	—
Change in operating assets and liabilities:
Accounts receivable and prepaid expenses	(1,860)	(1,578)
Accounts payable	6,639	4,792
Other current liabilities and deferred revenue	(2,089)	(286)
Net cash provided by operating activities	4,612	2,508
INVESTING ACTIVITIES:
Proceeds from sales of investments, net	2,000	9,000
Cash paid for acquisitions, net of cash received	(2,598)	(307)
Purchases of equipment	(976)	(1,549)
Patent acquisition costs	—	(7)
Net cash provided by (used in) investing activities	(1,574)	7,137
FINANCING ACTIVITIES:
Exercise of stock options and warrants	632	143
Repayment of notes payable	(2,500)	—
Net cash provided by (used in) financing activities	(1,868)	143
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,170	9,788
CASH AND CASH EQUIVALENTS, beginning of period	21,677	16,920
CASH AND CASH EQUIVALENTS, end of period	$22,847	$26,708

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Common Stock issued in acquisitions and earn-outs	$2,910	$10,386

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company’s consolidated financial position, results of operations and cash flows for the periods presented.  These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.  The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2002.  The December 31, 2001 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2. PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Digital River, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

3. NET LOSS PER SHARE

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. The computation of diluted earnings per common share is similar to the computation of basic loss per common share, except that the denominator is increased for the assumed conversion of convertible securities and the exercise of dilutive options using the treasury stock method. The weighted average shares used in computing basic and diluted loss per share were the same in each of the three month periods ended March 31, 2002 and 2001. Stock options and warrants totaling 5,818,149 and 7,521,752 for the three months ended March 31, 2002 and 2001, respectively, were excluded from the computation of loss per share as their effect is antidilutive.

4. GOODWILL AND INTANGIBLE ASSETS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.  Under SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment.  For acquisitions consummated by the Company subsequent to July 1, 2001, the Company adopted the provisions of SFAS No. 141 and 142 effective July 1, 2001.  The Company has adopted the full provisions of SFAS No. 141 and 142 effective January 1, 2002.  There were no impairments of goodwill identified upon adoption.

Upon adoption of SFAS No. 142, the Company discontinued the amortization of goodwill.  The following table presents a reconciliation of net loss and net loss per share adjusted for the exclusion of goodwill amortization:

	Three months ended March 31,
	2002	2001

Reported net loss	$(3,530,000)	$(6,241,000)
Add goodwill amortization	—	2,295,000
Adjusted net loss	$(3,530,000)	$(3,946,000)

Reported net loss per share	$(0.13)	$(0.28)
Add goodwill amortization	—	0.10
Adjusted net loss per share	$(0.13)	$(0.18)

The changes in the carrying amount of goodwill for the three months ended March 31, 2002, by operating segment, are as follows:

	Software and Digital Commerce Services Division	E-Business Services Division	Total

Balance as of December 31, 2001	$4,980,000	$6,293,000	$11,273,000
Goodwill acquired during the period	298,000	4,455,000	4,753,000
Balance as of March 31, 2002	$5,278,000	$10,748,000	$16,026,000

Information regarding the Company’s other intangible assets is as follows:

	As of March 31, 2002
	Carrying amount	Accumulated amortization	Net

Customer base	$14,117,000	$5,550,000	$8,567,000
Non compete agreements	3,150,000	1,885,000	1,265,000
Technology/tradename	5,674,000	2,972,000	2,702,000
Total	$22,941,000	$10,407,000	$12,534,000

	As of December 31, 2001
	Carrying amount	Accumulated amortization	Net

Customer base	$9,317,000	$4,728,000	$4,589,000
Non compete agreements	3,050,000	1,610,000	1,440,000
Technology/tradename	5,425,000	2,520,000	2,905,000
Total	$17,792,000	$8,858,000	$8,934,000

Amortization expense for the three months ended March 31, 2002 was $1,549,000.  Estimated amortization expense for the remaining life of the intangible assets, based on intangible assets as of March 31, 2002, is as follows:

Year ending December 31,

2002	$5,738,000
2003	4,726,000
2004	3,190,000
2005	429,000

5. ACQUISITIONS AND EARN-OUT ARRANGEMENTS

In March 2002, pursuant to an Asset Purchase Agreement between the Company and Innuity Acquisition Corp. (“IAC”), the Company purchased certain assets and assumed approximately $3,600,000 in merchant liabilities in exchange for approximately $2,400,000 in cash.  The Company will amortize intangible assets acquired, consisting of customer base, non-compete agreements and technology/tradename over a three-year period.  The agreement includes an opportunity for a cash earn-out based on revenue generated from the IAC assets during the 12-month period following the close of the transaction.  Such amounts, if any, will be recorded as additional goodwill.

In March 2002, pursuant to an Amended and Restated Asset Purchase Agreement between the Company and Beyond.com Corporation (“Beyond.com”), in exchange for $2,910,311 in shares of our Common Stock (valued at the average of the closing price of our Common Stock for the 15 trading days ending on the second day prior to closing and the seven trading days immediately following the closing, or $13.06), the Company purchased those assets and assumed those liabilities of Beyond.com related to its eStores business, which manages online stores for clients.  The Company will amortize intangible assets acquired, consisting of customer base and non-compete agreements, over a three-year period.  The agreement includes contingent earn-out provisions whereby Beyond.com may receive (i) additional shares of our Common Stock valued at $962,500 if specified customers of Beyond.com remain our customers for 90 days post closing, (ii) additional shares of our Common Stock valued at $500,000 if 90% or more of specified customers of Beyond.com enter into 12 month contracts with us within 60 days of the closing and (iii) additional shares of our Common Stock valued at $1,350,000 if specified customers enter into 12 month contracts with us within 60 days of the closing (with such shares valued as described above at $13.06 per share).

The former owners of FreeMerchant.com, a business purchased by the Company in December 2001, received earn-out payments totaling $240,000 during the three months ended March 31, 2002.  The Company recorded such amounts as additional goodwill.

Following is an allocation of the purchase price for the acquisitions consummated in the three months ended March 31, 2002:

Tangible assets	$231,000
Liabilities acquired	(3,717,000)
Customer base	4,800,000
Non-compete agreements	100,000
Technology/tradename	249,000
Goodwill	4,513,000
Total purchase price	$6,176,000

The following unaudited pro forma condensed results of operations for the three months ended March 31, 2002 and 2001 has been prepared as if each of the acquisitions had occurred on January 1, 2001:

	Three months ended March 31,
	2002	2001

Revenue	$20,059,000	$14,641,000
Loss from operations	(6,873,000)	(10,482,000)
Net loss	(6,874,000)	(10,161,000)
Basic and diluted net loss per share	$(0.26)	$(0.45)

This financial information does not purport to represent results that would actually have been obtained if the transactions had been in effect on January 1, 2001 or any future results that may in fact be realized.

6. SEGMENT INFORMATION

The Company has two operating segments, Software and Digital Commerce Services and E-Business Services, which have been identified as components of the Company that are reviewed regularly by management to determine resource allocation and assess performance.  Unallocated corporate items consist of pending litigation and other charges, depreciation, amortization of goodwill and other intangibles and acquisition related costs, and interest income for operational results and consist of certain cash, investments and goodwill and other intangibles for total assets.  Segment information is as follows:

	Software and Digital Commerce Services Division	E-Business Services Division	Unallocated Corporate Items	Consolidated
Three months ended March 31, 2002
Revenue	$14,697,000	$3,373,000	$—	$18,070,000
Gross profit	12,382,000	2,361,000	—	14,743,000
Income (loss) from operations	4,375,000	(2,534,000)	(5,423,000)	(3,582,000)
Net income (loss)	4,375,000	(2,534,000)	(5,371,000)	(3,530,000)
Total assets at March 31, 2002	$23,364,000	$14,378,000	$49,682,000	$87,424,000

Three months ended March 31, 2001
Revenue	$10,512,000	$2,535,000	$—	$13,047,000
Gross profit	7,803,000	1,723,000	—	9,526,000
Income (loss) from operations	1,649,000	(2,474,000)	(5,764,000)	(6,589,000)
Net income (loss)	1,649,000	(2,474,000)	(5,416,000)	(6,241,000)
Total assets at March 31, 2001	$17,539,000	$8,012,000	$52,962,000	$78,513,000

7. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Impairment or Disposal of Long-Lived Assets”, which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. The Company adopted SFAS No. 144 effective January 1, 2002.  The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

8. LITIGATION AND OTHER CHARGES

During the three months ended March 31, 2002, the Company recorded a charge for pending litigation of $2,300,000. This reserve was established based upon developments in new and existing litigation for which management determined, in the first quarter of 2002, that payment is both probable and estimable. Additionally, the Company recorded a charge of $200,000 during the three months ended March 31, 2002 in connection with its decision during the period to consolidate one of its offices.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company notes that, except for the historical information contained herein, the matters discussed below contain forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  The Company expressly disclaims any obligation to update this information or publicly release any revision or reflect events or circumstances after the date of this report.  Such factors include, among others:  the Company’s limited operating history and variability of operating results, expectation of future losses, risks associated with electronic software delivery, dependence on the Internet and growth in electronic commerce and Internet infrastructure development, dependence on software publishers, dependence on online retailers, system development and electronic commerce security risks, rapid technological changes, competition in the electronic commerce industry, the importance of attracting and retaining personnel, management of the company’s growth, integration of acquired companies, dependence on key employees and other risk factors referenced in the Company’s Form 10-K for the year ended December 31, 2001.

Overview

The Company is a leading provider of comprehensive electronic commerce outsourcing solutions.  The Company was incorporated in February 1994 and commenced offering products for sale through its clients’ Web stores in August 1996.  From inception through August 1996, the Company had no sales, and its activities related primarily to the development of its Commerce Network Server (“CNS”) technology related to electronic commerce.  In 1996, the Company began to focus its business development efforts on the software industry, building its inventory of software products through contracts with software publishers.  In 1997, the Company began to develop software distribution relationships through contracts with online retailers.  In late 1998, the Company began to offer its comprehensive electronic commerce outsourcing services in the form of a transaction fee-based e-commerce service to clients outside of the software industry.  The Company currently offers more than 32,000 companies the ability to cut costs and grow their businesses by using its complete e-commerce systems and services.

The Company derives its revenue primarily from transaction and service fees associated with the e-commerce services that the Company provides to its clients.  These services include Web commerce development and hosting, transaction processing, digital delivery, integration to physical fulfillment, fraud screening, customer service and merchandising and analytical marketing services.  The Company acts as the merchant of record on the majority of the transactions processed and has contractual relationships with its clients, primarily software publishers and online retailers, which obligate the Company to pay to the client a specified percentage of each sale.  The Company retains its transaction fee and also charges for various service fees.  The Company also derives revenue from fees charged to use its software, integration, development and consulting services provided to its clients.  This revenue is recognized as services are performed, except for software usage fee and certain integration and development fees, which are recognized evenly over the term of the contract.

The Company has a limited operating history upon which investors may evaluate its business and prospects.  Since inception, the Company has incurred significant losses, and as of March 31, 2002, had an accumulated deficit of $106,644,000.  The Company intends to expend financial and management resources on the development of additional services, sales and marketing, technology and operations to support larger-scale operations and greater service offerings, particularly with respect to the E-Business Services division.  Although the Company expects to generate positive cash flow from operations in 2002, there can be no assurance that the Company’s revenue will increase or even continue at its current level or that the Company will achieve or maintain profitability or generate cash from operations in future periods.

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

The Company’s current and future expense levels are based largely on its planned operations and estimates of future revenue.  Revenue and operating results generally depend on the volume and timing of orders received, which are difficult to forecast.  The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.  Accordingly, any significant shortfall in revenue could have an immediate adverse effect on the Company’s business, financial condition and results of operations.  The Company is also likely to continue to see revenue in it’s Software and Digital Commerce Services Division fluctuate on a seasonal basis typical for the software publishing market in general.  The Company believes that its fiscal first and fourth quarters are seasonally stronger than its second and third quarters due to the timing of demand for tax preparation software and the holiday selling period.  In addition, it is the Company’s belief that software publishers avoid new product releases in the summer months.  In view of the rapidly evolving nature of the Company’s business and its limited operating history, the Company is unable to accurately forecast its revenue and believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

Results of Operations

The following table sets forth certain items from the Company’s condensed consolidated statements of operations as a percentage of total revenue for the periods indicated.

	Three months ended March 31,
	2002	2001

Revenue	100.0%	100.0%
Operating expenses
Direct cost of services	3.4	4.3
Network and infrastructure	15.0	22.7
Sales and marketing	44.4	52.0
Product research and development	18.1	18.9
General and administrative	8.9	8.4
Pending litigation and other charges	13.8	—
Depreciation and amortization	7.6	8.6
Amortization of goodwill and other intangibles and acquisition related costs	8.6	35.6
Total operating expenses	119.8	150.5
Loss from operations	(19.8)	(50.5)
Interest income, net	0.3	2.7
Net loss	(19.5)%	(47.8)%

REVENUE. Revenue increased to $18,070,000 for the three months ended March 31, 2002 from $13,047,000 for the same period in the prior year, an increase of $5,023,000 or 38.5%.  Revenue for the Software and Digital Commerce Services division increased to $14,697,000 for the three months ended March 31, 2002 from $10,512,000 for the three months ended March 31, 2001.  The increase in the current year period primarily resulted from growth in the number of the Company’s software publisher and online retailer clients as well as increasing market acceptance of electronic software delivery.  In addition, results for the current period include the impact of revenue generated by RegSoft.com, a company acquired by the Company in August 2001.  Revenue for the E-Business Services division increased to $3,373,000 for the three months ended March 31, 2002 from $2,535,000 for the three months ended March 31, 2001.  The increase in the current year period primarily reflects the impact of the Company’s acquisitions of Orbit Commerce assets in September 2001, the FreeMerchant.com assets pf Network Commerce in December 2001 and the CCNow assets of Innuity Acquisition Corp. in March 2002.

International sales represented approximately 19.3% and 16.9% of total revenue in the three-month periods ended March 31, 2002 and 2001, respectively.

GROSS PROFIT. Cost of revenue, which consists of direct cost of services and network and infrastructure costs (both shown exclusive of depreciation and amortization expense), decreased to $3,327,000 in the three months ended March 31, 2002 from $3,521,000 for the same period in the prior year.  The decrease in costs in the current year period primarily resulted from efficiencies and cost control measures put in place in the customer service area partially offset by increases in information systems and bandwidth costs.  The gross profit margin for the Software and Digital Commerce Services division rose in the three months ended March 31, 2002 to 84.2% from 74.2% for the three months ended March 31, 2001.  The gross profit margin for the E-Business Services division increased in the three months ended March 31, 2002 to 70.0% from 67.9% for the three months ended March 31, 2001.  The increase in margin in both divisions in the current year period is primarily due to leveraging the Company’s infrastructure over significantly more revenue and clients.  The Company believes that Internet commerce and related services could become more competitive in the future.  Accordingly, the Company may reduce or alter its pricing structure and policies in the future and any such change could reduce gross margins.

SALES AND MARKETING. Sales and marketing expense consists primarily of personnel and related expenses, advertising and promotional expenses, credit card chargebacks and bad debt expense, and credit card transaction fees.  Sales and marketing expense increased to $8,013,000 in the three months ended March 31, 2002 from $6,785,000 for the same period in the prior year, an increase of $1,228,000 or 18.1%.  The increase in the current year period primarily resulted from an increase in credit card fees and chargeback costs of approximately $1,100,000 along with an increase in personnel costs, offset by a decrease in advertising and marketing expense.  Sales and marketing expense for the Software and Digital Commerce Services division increased to $5,512,000 for the three months ended March 31, 2002 from $4,380,000 for the three months ended March 31, 2001.  Sales and marketing expense for the E-Business Services division increased to $2,501,000 for the three months ended March 31, 2002 from $2,405,000 for the three months ended March 31, 2001.  As a percentage of revenue, sales and marketing expense decreased to 44.4% for the three months ended March 31, 2002 from 52.0% for the three months ended March 31, 2001, primarily reflecting the Company’s increased revenue.  The Company expects that sales and marketing expense will continue to increase in absolute dollars as the Company continues to build its sales and marketing infrastructure and develops marketing programs and as volume-driven credit card expenses increase.  As a percentage of revenue, these expenses are expected to decrease as revenue increases.

PRODUCT RESEARCH AND DEVELOPMENT. Product research and development expense consists primarily of personnel and related expenses and consulting costs associated with developing and enhancing the Company’s CNS and related internal systems.  Product research and development expenses increased to $3,274,000 in the three months ended March 31, 2002 from $2,469,000 for the same period in the prior year, an increase of $805,000 or 32.6%.  The increase in the current year period primarily resulted from an increase in personnel costs, offset by a decrease in consulting costs, related to the development of the Company’s next generation platform.  Product research and development expense for the Software and Digital Commerce Services division increased to $1,406,000 for the three months ended March 31, 2002 from $1,027,000 for the three months ended March 31, 2001.  Product research and development expense for the E-Business Services division increased to $1,868,000 for the three months ended March 31, 2002 from $1,442,000 for the three months ended March 31, 2001.  As a percentage of revenue, product research and development expense decreased to 18.1% for the three months ended March 31, 2002 from 18.9% for the three months ended March 31, 2001, primarily reflecting the Company’s increased revenue.  As a percentage of revenue, these expenses are expected to decrease as revenue increases.

GENERAL AND ADMINISTRATIVE. General and administrative expense consists primarily of executive, accounting and administrative personnel and related expenses including professional fees and investor relations expenses.  General and administrative expenses increased to $1,615,000 in the three months ended March 31, 2002 from $1,097,000 for the same period in the prior year, an increase of $518,000 or 47.2%.  The increase in the current year period primarily resulted from an increase in legal costs related to the outstanding claims against the Company. In addition, the Company has incurred increased personnel and insurance related costs in the current year period.  General and administrative expense for the Software and Digital Commerce Services division increased to $1,088,000 for the three months ended March 31, 2002 from $748,000 for the three months ended March 31, 2001.  General and administrative expense for the E-Business Services division increased to $527,000 for the three months ended March 31, 2002 from $349,000 for the three months ended March 31, 2001.  As a percentage of revenue, general and administrative expense increased to 8.9% for the three months ended March 31, 2002 from 8.4% for the three months ended March 31, 2001, primarily reflecting the increase in legal fees in the current year three-month period.  The Company expects that general and administrative expense will increase in absolute dollars over time as the Company defends its position related to legal claims and as it continues to build infrastructure to support its growth.

LITIGATION AND OTHER CHARGES. During the three months ended March 31, 2002, the Company recorded a charge for pending litigation of $2,300,000.  This reserve was established based upon developments in new and existing litigation for which management determined, in the first quarter of 2002, that payment is both probable and estimable.  Additionally, the Company recorded a charge of $200,000 during the three months ended March 31, 2002 in connection with its decision during the period to consolidate one of its offices.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES AND ACQUISITION RELATED COSTS. Amortization of goodwill and other intangibles and acquisition related costs decreased to $1,549,000 in the three months ended March 31, 2002 from $4,644,000 for the same period in the prior year, a decrease of $3,095,000.  The decrease is primarily related to the impact of the Company’s adoption of Statement of Financial Accounting Standards No. 142, resulting in goodwill no longer being amortized (see Note 4 of Notes to Condensed Consolidated Financial Statements).  In addition, earn-out payments, valued at $1,514,000, were made in the three months ended March 31, 2001.  There were no earn-out payments in the three months ended March 31, 2002.

INCOME TAXES. The Company paid no income taxes in any reported period.  The Company has incurred a net loss for each period since inception.  As of March 31, 2002, the Company had approximately $85,930,000 of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2009.  Due to the uncertainty of future profitability, a valuation allowance equal to the deferred tax asset has been recorded.  Certain changes in ownership that resulted from the sales of common and preferred stock will limit the future annual realization of the tax operating loss carryforwards to a specified percentage under Section 382 of the Internal Revenue Code.

Liquidity and Capital Resources

During the three months ended March 31, 2002, the Company’s operations generated $4,612,000 of cash compared to $2,508,000 in the same period of the prior year.  The improvement is mainly due to the reduction in the net loss in the current year three-month period compared to the same period last year.  Net cash used in investing activities during the three months ended March 31, 2002, totaled $1,574,000.  This was comprised of investments in equipment and for acquired companies totaling $3,574,000 offset by net sales of investments of $2,000,000.  Net cash used in financing activities during the three months ended March 31, 2002 totaled $1,868,000, comprised of the payoff of a $2,500,000 note payable offset by cash received upon the exercise of stock options and warrants of $632,000.

As of March 31, 2002, the Company had $22,847,000 of cash and cash equivalents and $8,000,000 of short-term investments.  The Company’s principal commitments consisted of obligations outstanding under operating leases.  Although the Company has no material commitments for capital expenditures, it anticipates continued capital expenditures consistent with its anticipated growth in operations, infrastructure and personnel.  The Company anticipates that it will expend approximately $14,000,000 over the next 21 months on capital expenditures based on its current anticipated growth rate.  The Company further anticipates that it will expend approximately $19,000,000 over the next 21 months on product development based on its current anticipated growth rate in operations.  The Company may also use cash to acquire or license technology, products or businesses related to the Company’s current business.  The Company also anticipates that it will experience growth in its operating expenses for the foreseeable future and that its operating expenses will be a material use of the Company’s cash resources.

In April 2001, the Company initiated a share repurchase program of up to $5,000,000 of its outstanding shares of Common Stock.  Repurchases will be at the Company’s discretion based on ongoing assessments of the capital needs of the business and the market price of its shares.  No time limit was set for completion of the repurchase program.  Through March 31, 2002, the Company expended approximately $267,000 to repurchase its shares.

The Company believes that existing sources of liquidity and the results of its operations will provide adequate cash to fund its operations for at least the next 18 months, although the Company may seek to raise additional capital during that period.  In January 2002, the Company filed a universal shelf registration statement with the Securities and Exchange Commission pursuant to which the Company will be permitted to issue up to $100,000,000 in common stock, preferred stock, debt securities and/or warrants.  The sale of additional equity or convertible securities could result in additional dilution to the Company’s stockholders.  There can be no assurances that financing will be available in amounts or on terms acceptable to the Company, if at all.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Impairment or Disposal of Long-Lived Assets”, which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. The Company adopted SFAS No. 144 effective January 1, 2002.  The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On February 27, 2002, ePedas Sdn Bhd initiated an arbitration before the American Arbitration Association against the Company.  The demand for arbitration alleges breach of contract and tortious interference claims against the Company.  The prayer for relief requests RM 28,809,137.09 (Ringit Malaysia or approximately US $7,581,150) plus pre-judgment interest, punitive damages, all legal costs and other unspecified fees and expenses.  The case has been transferred to the International Section of the American Arbitration Association.  The Company responded to ePedas’ demand on April 12, 2002.  In that response, the Company denied all allegations set forth in ePedas’ demand and counterclaimed against ePedas for breach of contract.  The Company is seeking damages of at least $30,822, as well as the costs of the arbitration, reasonable costs for experts and other witnesses, and all legal costs.

The Company is party to a patent infringement lawsuit filed against it and over 200 additional defendants regarding United States Patent No. 4,500,919 assigned to the Massachusetts Institute of Technology. The suit was filed in April 2002 and is pending in the U.S. District Court in the Eastern District of Texas. The Company presently intends to tender the defense of the lawsuit to its vendor and to seek full indemnification from its vendor.  In addition, the Company will analyze the patent infringement allegations.

Item 2.  Changes in Securities and Use of Proceeds

(c)  On March 31, 2002, pursuant to an Amended and Restated Asset Purchase Agreement dated February 9, 2002, as amended March 15, 2002, between Digital River and Beyond.com Corporation (“Beyond.com”), in exchange for 222,842 shares of the Company’s Common Stock, the Company purchased those assets and assumed those liabilities of Beyond.com related to its eStores business, which manages online stores for clients. The agreement includes contingent earn-out provisions whereby Beyond.com may receive up to an additional 215,353 shares of Common Stock as a contingent earn-out based upon specified customers of Beyond.com contracting with the Company.

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

Item 6.  Exhibits and Reports on Form 8-K

(A) Exhibits

EXHIBIT NUMBER		DESCRIPTION OF DOCUMENTS

2.1	(1)	First Amendment to the Amended and Restated Asset Purchase Agreement dated as of March 25, 2002 by and between the Company and Beyond.com
2.2	(1)	Post-Closing Amendment to the Amended and Restated Asset Purchase Agreement dated as of March 31, 2002 by and between the Company and Beyond.com
3.1	(2)	Amended and Restated Certificate of Incorporation, as currently in effect
3.2	(3)	Amended and Restated Bylaws, as currently in effect
4.1	(4)	Specimen of Common Stock Certificate
11.1	(5)	Statement of Computation of Per Share Earnings

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on April 15, 2002, and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-3, File No. 333-81626, declared effective on February 12, 2002, and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001, and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Registration Statement on Form S-1, File No. 333-56787, declared effective on August 11, 1998, and incorporated herein by reference.
(5)	See Note 3 to Condensed Consolidated Financial Statements.

(B) Reports on Form 8-K

On January 31, 2002, the Company filed a current report on Form 8-K related to the announcement of its financial results for the three months and year ended December 31, 2001.  In addition, the Company reported that it was filing with the Securities and Exchange Commission a shelf registration statement on Form S-3, allowing it to issue up to an aggregate of $100,000,000 of common stock, preferred stock, debt securities and/or warrants.

On February 11, 2002, the Company filed a current report on Form 8-K announcing that it had amended and restated the agreement to acquire certain assets from Beyond.com Corporation.  Because certain closing conditions related to the acquisition of Beyond.com’s government systems business could not be met, the Company elected not to acquire that portion of Beyond.com’s business. The new agreement provided that the Company would acquire only Beyond.com’s eStores business.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 14, 2002	DIGITAL RIVER, INC.

	By:	/s/ CARTER D. HICKS
Carter D. Hicks
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER		DESCRIPTION OF DOCUMENTS

2.1	(1)	First Amendment to the Amended and Restated Asset Purchase Agreement dated as of March 25, 2002 by and between the Company and Beyond.com
2.2	(1)	Post-Closing Amendment to the Amended and Restated Asset Purchase Agreement dated as of March 31, 2002 by and between the Company and Beyond.com
3.1	(2)	Amended and Restated Certificate of Incorporation, as currently in effect
3.2	(3)	Amended and Restated Bylaws, as currently in effect
4.1	(4)	Specimen of Common Stock Certificate
11.1	(5)	Statement of Computation of Per Share Earnings

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on April 15, 2002, and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-3, File No. 333-81626, declared effective on February 12, 2002, and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001, and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Registration Statement on Form S-1, File No. 333-56787, declared effective on August 11, 1998, and incorporated herein by reference.
(5)	See Note 3 to Condensed Consolidated Financial Statements.