Form 10-Q
period 2002-06-30
DIGITAL RIVER INC /DE
filed 2002-08-14
CIK 1062530

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

COMMON STOCK, $0.01 PAR VALUE	26,904,097 SHARES
(Class)	Outstanding as of August 12, 2002

DIGITAL RIVER, INC.

Form 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

DIGITAL RIVER, INC.

CONDENDSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$18,710	$21,677
Short-term investments	13,459	9,978
Accounts receivable, net	11,079	8,719
Prepaid expenses and other	1,371	1,455

Total current assets	44,619	41,829

PROPERTY AND EQUIPMENT, net	16,226	16,146
GOODWILL	16,206	11,273
CUSTOMER BASE, NONCOMPETE AGREEMENTS, TECHNOLOGY/TRADENAME, and OTHER, net	10,909	8,979

	$87,960	$78,227

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$—	$2,500
Accounts payable	29,961	19,360
Accrued payroll	2,433	2,803
Deferred revenue	1,168	1,106
Other accrued liabilities	3,720	2,036

Total current liabilities	37,282	27,805

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $.01 par value; 60,000,000 shares authorized; 26,879,734 and 26,462,905 shares issued and outstanding, respectively	269	265
Additional paid-in capital	157,401	153,308
Deferred compensation	—	(37)
Accumulated deficit	(106,992)	(103,114)

Total stockholders’ equity	50,678	50,422

	$87,960	$78,227

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data; unaudited)

Three months ended June 30,

Six months ended June 30,

	2002	2001	2002	2001

REVENUE	$19,347	$13,055	$37,417	$26,102
COSTS AND EXPENSES (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	556	655	1,171	1,212
Network and infrastructure	2,810	2,494	5,522	5,458
Sales and marketing	8,402	6,480	16,415	13,265
Product research and development	3,289	2,729	6,563	5,198
General and administrative	1,708	1,005	3,323	2,102
Litigation and other charges	—	—	2,500	—
Depreciation and amortization	1,436	1,177	2,810	2,297
Amortization of goodwill and other intangibles and acquisition related costs	1,651	3,839	3,200	8,483
Total costs and expenses	19,852	18,379	41,504	38,015
LOSS FROM OPERATIONS	(505)	(5,324)	(4,087)	(11,913)
INTEREST INCOME	157	262	209	610

NET LOSS	$(348)	$(5,062)	$(3,878)	$(11,303)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.21)	$(0.15)	$(0.48)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	26,688	24,383	26,569	23,432

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Six months ended June 30,
	2002	2001

OPERATING ACTIVITIES:
Net loss	$(3,878)	$(11,303)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of goodwill and other intangibles and acquisition related costs	3,200	8,483
Depreciation and amortization	2,810	2,297
Deferred compensation expense	37	101
Litigation and other charges	2,500	—
Change in operating assets and liabilities:
Accounts receivable and prepaid expenses	(2,299)	(1,707)
Accounts payable	6,860	1,596
Other current liabilities and deferred revenue	(1,989)	(55)

Net cash provided (used in) by operating activities	7,241	(588)
INVESTING ACTIVITIES:
Sales (purchases) of investments, net	(3,481)	9,000
Cash paid for acquisitions, net of cash received	(2,778)	(307)
Purchases of equipment	(2,636)	(3,140)
Patent acquisition costs	—	(7)
Net cash provided by (used in) investing activities	(8,895)	5,546
FINANCING ACTIVITIES:
Exercise of stock options and warrants	807	193
Sales of Common Stock	380	267
Repurchase of Common Stock	—	(225)
Repayment of notes payable	(2,500)	—
Net cash provided by (used in) financing activities	(1,313)	235
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,967)	5,193
CASH AND CASH EQUIVALENTS, beginning of period	21,677	16,920
CASH AND CASH EQUIVALENTS, end of period	$18,710	$22,113

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Common Stock issued in acquisitions and earn-outs	$—	$10,386

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company’s consolidated financial position, results of operations and cash flows for the periods presented.  These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.  The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2002.  The December 31, 2001 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2. PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Digital River, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

3. NET LOSS PER SHARE

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. The computation of diluted earnings per common share is similar to the computation of basic loss per common share, except that the denominator is increased for the assumed conversion of convertible securities and the exercise of dilutive options using the treasury stock method. The weighted average shares used in computing basic and diluted loss per share were the same in each of the three-month and six-month periods ended June 30, 2002 and 2001. Stock options and warrants totaling 6,652,834 and 7,538,063 for the three and six month periods ended June 30, 2002 and 2001, respectively, were excluded from the computation of loss per share as their effect is antidilutive.

4. GOODWILL AND INTANGIBLE ASSETS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.  Under SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment.  For acquisitions consummated by the Company subsequent to July 1, 2001, the Company adopted the provisions of SFAS No. 141 and 142 effective July 1, 2001.  The Company has adopted the full provisions of SFAS No. 141 and 142 during the first quarter of 2002.

The Company has assessed goodwill impairment using a two-step approach based on reportable segments and reassessed any intangible assets, including goodwill, recorded in connection with earlier acquisitions. The Company’s assessment has indicated that there is no impairment of goodwill or other intangibles during the first quarter of 2002.

Upon adoption of SFAS No. 142, the Company discontinued the amortization of goodwill.  The following table presents a reconciliation of net loss and net loss per share adjusted for the exclusion of goodwill amortization:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001

Reported net loss	$(348,000)	$(5,062,000)	$(3,878,000)	$(11,303,000)
Add goodwill amortization	—	2,661,000	—	4,956,000
Adjusted net loss	$(348,000)	$(2,401,000)	$(3,878,000)	$(6,347,000)

Reported net loss per share	$(0.01)	$(0.21)	$(0.15)	$(0.48)
Add goodwill amortization	—	0.11	—	0.21
Adjusted net loss per share	$(0.01)	$(0.10)	$(0.15)	$(0.27)

The changes in the carrying amount of goodwill for the six months ended June 30, 2002, by operating segment, are as follows:

	Software and Digital Commerce Services Division	E-Business Services Division	Total

Balance as of December 31, 2001	$8,280,000	$2,993,000	$11,273,000
Goodwill acquired during the period	298,000	4,635,000	4,933,000
Balance as of June 30, 2002	$8,578,000	$7,628,000	$16,206,000

Information regarding the Company’s other intangible assets is as follows:

	As of June 30, 2002
	Carrying amount	Accumulated amortization	Net

Customer base	$14,117,000	$6,575,000	$7,542,000
Non compete agreements	3,150,000	2,111,000	1,039,000
Technology/tradename	5,675,000	3,372,000	2,303,000
Total	$22,942,000	$12,058,000	$10,884,000

	As of December 31, 2001
	Carrying amount	Accumulated amortization	Net

Customer base	$9,317,000	$4,728,000	$4,589,000
Non compete agreements	3,050,000	1,610,000	1,440,000
Technology/tradename	5,425,000	2,520,000	2,905,000
Total	$17,792,000	$8,858,000	$8,934,000

Amortization expense for the six months ended June 30, 2002 was $3,200,000.  Estimated amortization expense for the remaining life of the intangible assets, based on intangible assets as of June 30, 2002, is as follows:

Year ending December 31,

2002	$5,738,000
2003	4,727,000
2004	3,190,000
2005	429,000

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

In March 2002, pursuant to an Amended and Restated Asset Purchase Agreement (the “Agreement”) between the Company and Beyond.com Corporation (“Beyond.com”), in exchange for 179,096 shares of the Company’s Common Stock, the Company purchased those assets and assumed those liabilities of Beyond.com related to its eStores business, which manages online stores for clients. The Company will amortize intangible assets acquired, consisting of customer base and non-compete agreements, over a three-year period. The purchase was approved by the U.S. Bankruptcy Court following Beyond.com’s filing for Chapter 11 bankruptcy protection.  Immediately following the closing of the Agreement, the Company entered into a Post-Closing Amendment to the Agreement with Beyond.com (the “Post-Closing Amendment”), pursuant to which, among other things, the Company agreed to increase the number of shares to be delivered to Beyond.com under the Agreement to 222,842, in exchange for a release of certain potential claims by Beyond.com against the Company.  The Post-Closing Amendment is subject to approval by the U.S. Bankruptcy Court.  The Official Committee of Unsecured Creditors has objected to the Post-Closing Amendment, asserting that the increase in shares to be delivered to Beyond.com under the Post-Closing Amendment is inadequate.  The U.S. Bankruptcy Court is currently scheduled to consider the approval of the Post-Closing Amendment on September 10, 2002.  Beyond.com is also asserting that it is entitled to additional shares with a value of $910,000 under the Agreement pursuant to provisions of the Agreement under which Beyond.com could earn additional consideration post-closing if certain clients of Beyond.com immediately prior to the closing maintain or establish client relationships with the Company following the closing.  The Company disagrees that any of such shares are due to Beyond.com under the Agreement. Of the shares issued at closing, 70,000 shares were placed in escrow to secure certain indemnification obligations contained in the agreement.  The parties have agreed that 8,277 of these shares are to be returned to the Company to satisfy outstanding claims under the escrow.  An additional 13,792 of these shares are subject to additional outstanding claims and will remain in escrow pending resolution of such claims; the remaining 47,931 shares will be released to Beyond.com.

The former owners of FreeMerchant.com, a company purchased by the Company in December 2001, received earn-out payments totaling $420,000 during the six months ended June 30, 2002.  The Company recorded such amounts as additional goodwill.

Following is an allocation of the purchase price for the acquisitions consummated in the six months ended June 30, 2002:

Tangible assets	$231,000
Liabilities assumed	(3,717,000)
Customer base	4,800,000
Non-compete agreements	100,000
Technology/tradename	250,000
Goodwill	4,513,000
Total purchase price	$6,177,000

The following unaudited pro forma condensed results of operations for the six months ended June 30, 2002 and 2001 has been prepared as if each of the acquisitions had occurred on January 1, 2001:

Six months ended June 30,

2002

2001

Revenue	$39,406,000	$29,299,000
Loss from operations	(6,596,000)	(17,418,000)
Net loss	(7,222,000)	(17,996,000)
Basic and diluted net loss per share	$(0.27)	$(0.76)

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

	Software and Digital Commerce Services Division	E-Business Services Division	Unallocated Corporate Items	Consolidated
Three months ended June 30, 2002
Revenue	$15,104,000	$4,243,000	$—	$19,347,000
Gross profit	12,789,000	3,192,000	—	15,981,000
Income (loss) from operations	4,610,000	(2,028,000)	(3,087,000)	(505,000)
Net income (loss)	4,610,000	(2,028,000)	(2,930,000)	(348,000)
Total assets at June 30, 2002	$29,913,000	$16,622,000	$41,425,000	$87,960,000

Three months ended June 30, 2001
Revenue	$9,461,000	$3,594,000	$—	$13,055,000
Gross profit	7,367,000	2,539,000	—	9,906,000
Income (loss) from operations	1,551,000	(1,859,000)	(5,016,000)	(5,324,000)
Net income (loss)	1,551,000	(1,859,000)	(4,754,000)	(5,062,000)
Total assets at June 30, 2001	$18,141,000	$8,277,000	$44,213,000	$70,631,000

	Software and Digital Commerce Services Division	E-Business Services Division	Unallocated Corporate Items	Consolidated
Six months ended June 30, 2002
Revenue	$29,801,000	$7,616,000	$—	$37,417,000
Gross profit	25,171,000	5,553,000	—	30,724,000
Income (loss) from operations	8,985,000	(4,562,000)	(8,510,000)	(4,087,000)
Net income (loss)	8,985,000	(4,562,000)	(8,301,000)	(3,878,000)

Six months ended June 30, 2001
Revenue	$19,973,000	$6,129,000	$—	$26,102,000
Gross profit	15,171,000	4,261,000	—	19,432,000
Income (loss) from operations	3,200,000	(4,333,000)	(10,780,000)	(11,913,000)
Net income (loss)	3,200,000	(4,333,000)	(10,170,000)	(11,303,000)

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

8. LITIGATION AND OTHER CHARGES

During March 2002, the Company recorded a charge for pending litigation of $2,300,000.  This reserve was established based upon developments in new and existing litigation for which management determined, in the first quarter of 2002, that payment is both probable and estimable.  Additionally, the Company recorded a charge of $200,000 during March 2002 in connection with its decision during the period to consolidate one of its offices.

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

The Company has a limited operating history upon which investors may evaluate its business and prospects.  Since inception, the Company has incurred significant losses, and as of June 30, 2002, had an accumulated deficit of $106,992,000.  The Company intends to expend financial and management resources on the development of additional services, sales and marketing, technology and operations to support larger-scale operations and greater service offerings, particularly with respect to the E-Business Services division.  Although the Company expects to generate positive cash flow from operations in 2002, there can be no assurance that the Company’s revenue will increase or even continue at its current level or that the Company will achieve or maintain profitability or generate cash from operations in future periods.

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

The Company’s current and future expense levels are based largely on its planned operations and estimates of future revenue.  Revenue and operating results generally depend on the volume and timing of orders received, which are difficult to forecast.  The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.  Accordingly, any significant shortfall in revenue could have an immediate adverse effect on the Company’s business, financial condition and results of operations.  The Company is also likely to continue to see revenue in its Software and Digital Commerce Services Division fluctuate on a seasonal basis typical for the software publishing market in general.  The Company believes that its fiscal first and fourth quarters are seasonally stronger than its second and third quarters due to the timing of demand for tax preparation software and the holiday selling period.  In addition, it is the Company’s belief that software publishers generally avoid new product releases in the summer months.  In view of the rapidly evolving nature of the Company’s business and its limited operating history, the Company is unable to accurately forecast its revenue and believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

Results of Operations

The following table sets forth certain items from the Company’s condensed consolidated statements of operations as a percentage of total revenue for the periods indicated.

Three months ended June 30,

Six months ended June 30,

2002

2001

2002

2001

Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses
Direct cost of services	2.9	5.0	3.1	4.6
Network and infrastructure	14.5	19.1	14.8	20.9
Sales and marketing	43.4	49.6	43.9	50.8
Product research and development	17.0	20.9	17.5	19.9
General and administrative	8.8	7.7	8.9	8.1
Litigation and other charges	—	—	6.7	—
Depreciation and amortization	7.4	9.0	7.5	8.8
Amortization of goodwill and other intangibles and acquisition related costs	8.6	29.5	8.5	32.5
Total operating expenses	102.6	140.8	110.9	145.6
Loss from operations	(2.6)	(40.8)	(10.9)	(45.6)
Interest income, net	0.8	2.0	0.5	2.3
Net loss	(1.8)%	(38.8)%	(10.4)%	(43.3)%

REVENUE. Revenue increased to $19,347,000 for the three months ended June 30, 2002 from $13,055,000 for the same period in the prior year, an increase of $6,292,000 or 48.2%.  For the six months ended June 30, 2002, revenue totaled $37,417,000, an increase of $11,315,000 or 43.3% from revenue of $26,102,000 recorded in the same period of the prior year. Revenue for the Software and Digital Commerce Services division increased to $15,104,000 for the three months ended June 30, 2002 from $9,461,000 for the three months ended June 30, 2001 and increased to $29,801,000 for the six months ended June 30, 2002, up from $19,973,000 for the same period in 2001.  The increase in the three and six-month periods primarily resulted from growth in the number of the Company’s software publisher and online retailer clients, including the impact of the clients gained in the acquisition of the eStore Group of Beyond.com Corporation in March 2002, as well as increasing market acceptance of electronic software delivery.  In addition, results for the current year three and six-month periods include the impact of revenue generated by RegSoft.com, a company acquired by the Company in August 2001.  Revenue for the E-Business Services division increased to $4,243,000 for the three months ended June 30, 2002 from $3,594,000 for the three months ended June 30, 2001 and increased to $7,616,000 for the six months ended June 30, 2002, up from $6,129,000 for the same period in 2001.  These increases primarily reflect the impact of the Company’s acquisitions of Orbit Commerce assets in September 2001, the FreeMerchant.com assets of Network Commerce in December 2001 and the CCNow assets of Innuity Acquisition Corp. in March 2002.

International sales represented approximately 22% of total revenue in the three-month periods ended June 30, 2002 and 2001, and approximately 20% and 14% of total revenue in the six-month periods ended June 30, 2002 and 2001, respectively.

GROSS PROFIT. Cost of revenue, which consists of direct cost of services and network and infrastructure costs (both shown exclusive of depreciation and amortization expense), increased to $3,366,000 for the three months ended June 30, 2002 from $3,149,000 for the same period in the prior year.  For the six months ended June 30, 2002, cost of revenue increased to $6,693,000, up from $6,670,000 for the same period in the prior year.  The increase for the three-month period primarily resulted from increased personnel costs in customer service to handle the additional client load along with increases in information systems and bandwidth costs.  For the six-month period, decreases in customer service costs were offset by increases in information systems and bandwidth costs.  The gross profit margin for the Software and Digital Commerce Services division rose in the three and six months ended June 30, 2002 to 84.7% and 84.5%, respectively, from 77.9% and 76.0% for the same periods of the prior year.  The gross profit margin for the E-Business Services division increased in the three and six months ended June 30, 2002 to 75.2% and 72.9%, respectively, compared to 70.6% and 69.5% for the same periods of the prior year.  The increase in margin in both divisions is primarily due to leveraging the Company’s infrastructure over significantly more revenue and clients.  The Company believes that Internet commerce and related services could become more competitive in the future.  Accordingly, the Company may reduce or alter its pricing structure and policies in the future and any such change could reduce gross margins.

SALES AND MARKETING. Sales and marketing expense consists primarily of personnel and related expenses, advertising and promotional expenses, credit card chargebacks and bad debt expense, and credit card transaction fees.  Sales and marketing expense increased to $8,402,000 for the three months ended June 30, 2002 from $6,480,000 for the same period in the prior year, an increase of $1,922,000 or 29.7%.  For the six months ended June 30, 2002, sales and marketing expense increased to $16,415,000 compared to $13,265,000 for the same period in the prior year, an increase of $3,150,000 or 23.7%.  These increases primarily resulted from an increase in credit card fees and chargeback costs along with an increase in personnel costs, offset by a decrease in advertising and marketing expense.  Sales and marketing expense for the Software and Digital Commerce Services division increased to $5,585,000 and $11,097,000 for the three and six months ended June 30, 2002, respectively, from $3,929,000 and $8,309,000 for the same periods in the prior year.  Sales and marketing expense for the E-Business Services division increased to $2,817,000 and $5,318,000 for the three and six months ended June 30, 2002, respectively, from $2,551,000 and $4,956,000 for the same periods in the prior year.  As a percentage of revenue, sales and marketing expense was 43.4% and 43.9% in the three and six-month periods ended June 30, 2002, respectively, compared to 49.6% and 50.8% for the same periods in the prior year, primarily reflecting the Company’s increased revenue.  The Company expects that sales and marketing expense will continue to increase in absolute dollars as the Company continues to build its sales and marketing infrastructure and develops marketing programs and as volume–driven credit card expenses increase.  As a percentage of revenue, these expenses are expected to decrease as revenue increases.

PRODUCT RESEARCH AND DEVELOPMENT.  Product research and development expense consists primarily of personnel and related expenses and consulting costs associated with developing and enhancing the Company’s CNS and related internal systems.  Product research and development expense increased to $3,289,000 for the three months ended June 30, 2002 from $2,729,000 for the same period in the prior year, an increase of $560,000 or 20.5%.  For the six months ended June 30, 2002, product research and development expense increased to $6,563,000 compared to $5,198,000 for the same period in the prior year, an increase of $1,365,000 or 26.3%.  These increases primarily resulted from the discontinuance of capitalizing product development costs in 2002.  In the prior year three and six-month periods, the Company capitalized product development costs related to the Company’s new platform, which totaled $460,000 and $672,000, respectively.  No product development costs were capitalized in the current year periods. The increase in the current year six-month period is also due to increased personnel costs, offset by a reduction in consulting costs.  Product research and development expense for the Software and Digital Commerce Services division increased to $1,364,000 and $2,770,000 for the three and six months ended June 30, 2002, respectively, from $978,000 and $2,005,000 for the same periods in the prior year.  Product research and development expense for the E-Business Services division increased to $1,925,000 and $3,793,000 for the three and six months ended June 30, 2002, respectively, from $1,751,000 and $3,193,000 for the same periods in the prior year.  As a percentage of revenue, product research and development expense was 17.0% and 17.5% in the three and six-month periods ended June 30, 2002, respectively, compared to 20.9% and 19.9% for the same periods in the prior year.  As a percentage of revenue, these expenses are expected to decrease further as revenue increases.

GENERAL AND ADMINISTRATIVE. General and administrative expense consists primarily of executive, accounting and administrative personnel and related expenses including professional fees and investor relations expenses.  General and administrative expenses increased to $1,708,000 for the three months ended June 30, 2002 from $1,005,000 for the same period in the prior year, an increase of $703,000 or 70.0%.  For the six months ended June 30, 2002, general and administrative expense increased to $3,323,000 compared to $2,102,000 for the same period in the prior year, an increase of $1,221,000 or 58.1%.  These increases resulted from an increase in legal costs related to the outstanding claims against the Company. In addition, the Company has incurred increased personnel and insurance related costs in the current year periods.  General and administrative expense for the Software and Digital Commerce Services division increased to $1,230,000 and $2,319,000 for the three and six months ended June 30, 2002, respectively, from $696,000 and $1,444,000 for the same periods in the prior year.  General and administrative expense for the E-Business Services division increased to $478,000 and $1,005,000 for the three and six months ended June 30, 2002, respectively, from $309,000 and $658,000 for the same periods in the prior year.  As a percentage of revenue, general and administrative expense was 8.8% and 8.9% in the three and six-month periods ended June 30, 2002, respectively, compared to 7.7% and 8.1% for the same periods in the prior year, primarily reflecting the increase in legal fees in the current year periods.  The Company expects that general and administrative expense will increase in absolute dollars over time as the Company defends its position related to legal claims and as it continues to build infrastructure to support its growth.

LITIGATION AND OTHER CHARGES. During the six months ended June 30, 2002, the Company recorded a charge for pending litigation of $2,300,000.  This reserve was established based upon developments in new and existing litigation for which management determined, in the first quarter of 2002, that payment is both probable and estimable.  Additionally, the Company recorded a charge of $200,000 during the six months ended June 30, 2002 in connection with its decision during the period to consolidate one of its offices.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES AND ACQUISITION RELATED COSTS. Amortization of goodwill and other intangibles and acquisition related costs decreased to $1,651,000 for the three months ended June 30, 2002 from $3,839,000 for the same period in the prior year.  For the six months ended June 30, 2002, amortization of goodwill and other intangibles and acquisition related costs decreased to $3,200,000 compared to $8,483,000 for the same period in the prior year.  The decrease is primarily related to the impact of the Company’s adoption of Statement of Financial Accounting Standards No. 142, resulting in goodwill no longer being amortized (see Note 4 of Notes to Condensed Consolidated Financial Statements).  In addition, compensation based earn-out payments totaling $1,514,000 were made in the six months ended June 30, 2001.  There were no compensation based earn-out payments in the six months ended June 30, 2002.

INCOME TAXES. The Company paid no income taxes in any reported period.  The Company has incurred a net loss for each period since inception.  As of June 30, 2002, the Company had approximately $86,278,000 of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2009.  Due to the uncertainty of future profitability, a valuation allowance equal to the deferred tax asset has been recorded.  Certain changes in ownership that resulted from the sales of common and preferred stock will limit the future annual realization of the tax operating loss carryforwards to a specified percentage under Section 382 of the Internal Revenue Code.

Liquidity and Capital Resources

During the six months ended June 30, 2002, the Company’s operations generated $7,241,000 of cash compared to a $588,000 use of cash for the same period of the prior year.  The improvement is mainly due to the reduction in the net loss and improved balance sheet leverage in the current year six-month period compared to the same period last year.  Net cash used in investing activities during the six months ended June 30, 2002, totaled $8,895,000.  This was comprised of investments in equipment and for acquired companies totaling $5,414,000 along with net purchases of investments totaling $3,481,000.  Net cash used in financing activities during the six months ended June 30, 2002 totaled $1,313,000, comprised of the payoff of a $2,500,000 note payable offset by cash received upon the sale of stock and the exercise of stock options and warrants.

As of June 30, 2002, the Company had $18,710,000 of cash and cash equivalents and $13,459,000 of short-term investments.  The Company’s principal commitments consisted of obligations outstanding under operating leases.  Although the Company has no material commitments for capital expenditures, it anticipates continued capital expenditures consistent with its anticipated growth in operations, infrastructure and personnel.  The Company anticipates that it will expend approximately $12,000,000 over the next 18 months on capital expenditures based on its current anticipated growth rate.  The Company further anticipates that it will expend approximately $16,000,000 over the next 18 months on product development based on its current anticipated growth rate in operations.  The Company may also use cash to acquire or license technology, products or businesses related to the Company’s current business.  The Company also anticipates that it will experience growth in its operating expenses for the foreseeable future and that its operating expenses will be a material use of the Company’s cash resources.

In April 2001, the Company initiated a share repurchase program of up to $5,000,000 of its outstanding shares of Common Stock.  Repurchases will be at the Company’s discretion based on ongoing assessments of the capital needs of the business and the market price of its shares.  No time limit was set for completion of the repurchase program.  Through June 30, 2002, the Company expended approximately $267,000 to repurchase its shares.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is party to a patent infringement lawsuit filed against it and over 200 additional defendants regarding United States Patent No. 4,500,919 assigned to the Massachusetts Institute of Technology. The suit was filed in April 2002 and is pending in the U.S. District Court in the Eastern District of Texas. The Company intends to tender the defense of the lawsuit to the clients of the allegedly infringing products and to seek full indemnification from its clients.  The Company has denied the patent infringement allegations.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of stockholders was held on May 20, 2002.  The stockholders were asked to consider the election of a director nominee, Thomas F. Madison, as a director to serve until the 2005 annual meeting of stockholders.  The proposal received 20,850,183 affirmative votes and 191,124 votes were withheld.  Timothy C. Choate, William J. Lansing and Frederic M. Seegal will continue in office as directors until the 2003 annual meeting of stockholders.  Joel A. Ronning, Perry W. Steiner and J. Paul Thorin will continue in office as directors until the 2004 annual meeting of stockholders.

Item 6.  Exhibits and Reports on Form 8-K

(A) Exhibits

EXHIBIT NUMBER		DESCRIPTION OF DOCUMENTS

3.1	(1)	Amended and Restated Certificate of Incorporation, as amended, as currently in effect
3.2	(2)	Amended and Restated Bylaws, as currently in effect
4.1	(3)	Specimen of Common Stock Certificate
11.1	(4)	Statement of Computation of Per Share Earnings

(1)

Filed as Exhibits 3.1 and 3.3 to the Company’s Registration Statement on Form S-3, File No. 333-81626, filed on January 29, 2002, declared effective on February 12, 2002, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001, and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-1, File No. 333-56787, declared effective on August 11, 1998, and incorporated herein by reference.
(4)	See Note 3 to Condensed Consolidated Financial Statements.

(B) Reports on Form 8-K

On April 15, 2002, the Company filed a current report on Form 8-K reporting the acquisition (the “Acquisition”) on March 31, 2002 of the assets and liabilities of the eStore Group, a division of Beyond.com Corporation (“Beyond.com”).

On June 14, 2002, the Company filed a current report on Form 8-K/A providing, in connection with the Acquisition,  certain financial statements of Beyond.com’s eStore Group.  The Company provided the audited financial statements of the eStore Group as of and for the year ended December 31, 2000 and the unaudited interim financial statements of the eStore Group for the nine months ended September 30, 2001 and 2000.  The Company also provided a pro forma unaudited condensed consolidated balance sheet as of September 30, 2001 and pro forma unaudited condensed consolidated statements of operations for the nine months ended September 30, 2001 and for the year ended December 31, 2000.

On June 18, 2002, the Company filed a current report on Form 8-K announcing that on June 13, 2002, based upon the approval of its Audit Committee, the Company had terminated Arthur Andersen LLP and engaged Ernst & Young LLP as its as its independent accountants for the fiscal year ending December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 14, 2002		DIGITAL RIVER, INC.

		By:	/s/ CARTER D. HICKS
Carter D. Hicks Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER		DESCRIPTION OF DOCUMENTS
3.1	(1)	Amended and Restated Certificate of Incorporation, as amended, as currently in effect
3.2	(2)	Amended and Restated Bylaws, as currently in effect
4.1	(3)	Specimen of Common Stock Certificate
11.1	(4)	Statement of Computation of Per Share Earnings

(1)

Filed as Exhibits 3.1 and 3.3 to the Company’s Registration Statement on Form S-3, File No. 333-81626, filed on January 29, 2002, declared effective on February 12, 2002, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001, and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-1, File No. 333-56787, declared effective on August 11, 1998, and incorporated herein by reference.
(4)	See Note 3 to Condensed Consolidated Financial Statements.