Form 10-Q
period 2002-09-30
DIGITAL RIVER INC /DE
filed 2002-11-15
CIK 1062530

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

COMMON STOCK, $0.01 PAR VALUE	27,198,466 SHARES
(Class)	Outstanding as of November 8, 2002

DIGITAL RIVER, INC.

Form 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

DIGITAL RIVER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,762	$21,677
Short-term investments	6,491	9,978
Accounts receivable, net	11,944	8,719
Prepaid expenses and other	2,134	1,455

Total current assets	49,331	41,829

PROPERTY AND EQUIPMENT, net	16,196	16,146
GOODWILL	16,351	11,273
CUSTOMER BASE, NONCOMPETE AGREEMENTS, TECHNOLOGY/TRADENAME, and OTHER, net	9,542	8,979

	$91,420	$78,227

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$—	$2,500
Accounts payable	31,812	19,360
Accrued payroll	2,674	2,803
Deferred revenue	1,034	1,106
Other accrued liabilities	4,445	2,036

Total current liabilities	39,965	27,805

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $.01 par value; 60,000,000 shares authorized; 27,027,894 and 26,462,905 shares issued and outstanding, respectively	270	265
Additional paid-in capital	158,079	153,308
Deferred compensation	—	(37)
Accumulated deficit	(106,894)	(103,114)

Total stockholders’ equity	51,455	50,422

	$91,420	$78,227

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data; unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001

REVENUE	$18,872	$13,991	$56,289	$40,092
COSTS AND EXPENSES (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	559	778	1,730	1,990
Network and infrastructure	2,998	2,144	8,520	7,602
Sales and marketing	7,854	6,599	24,269	19,863
Product research and development	2,764	2,764	9,327	7,962
General and administrative	1,807	1,116	5,130	3,218
Litigation and other charges	—	—	2,500	—
Depreciation and amortization	1,486	1,226	4,296	3,522
Amortization of goodwill and other intangibles and acquisition related costs	1,356	3,912	4,556	12,396

Total costs and expenses	18,824	18,539	60,328	56,553

INCOME (LOSS) FROM OPERATIONS	48	(4,548)	(4,039)	(16,461)
INTEREST INCOME	50	174	259	784

NET INCOME (LOSS)	$98	$(4,374)	$(3,780)	$(15,677)

NET INCOME (LOSS) PER SHARE:
BASIC	$0.00	$(0.18)	$(0.14)	$(0.66)
DILUTED	$0.00	$(0.18)	$(0.14)	$(0.66)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	26,823	24,585	26,655	23,832
DILUTED	29,054	24,585	26,655	23,832

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Nine months ended September 30,
	2002	2001

OPERATING ACTIVITIES:
Net loss	$(3,780)	$(15,677)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of goodwill and other intangibles and acquisition related costs	4,556	12,396
Depreciation and amortization	4,296	3,522
Deferred compensation expense	37	129
Litigation and other charges	2,500	—
Change in operating assets and liabilities:
Accounts receivable and prepaid expenses	(4,064)	(3,728)
Accounts payable	8,711	2,298
Other current liabilities and deferred revenue	(1,157)	224

Net cash provided by (used in) operating activities	11,099	(836)

INVESTING ACTIVITIES:
Sales of investments, net	3,487	7,042
Cash paid for acquisitions, net of cash received	(2,778)	(1,119)
Purchases of equipment	(4,089)	(4,833)
Patent acquisition costs	—	(8)

Net cash provided by (used in) investing activities	(3,380)	1,082

FINANCING ACTIVITIES:
Exercise of stock options and warrants	1,486	332
Sales of Common Stock under Employee Stock Purchase Plan	380	175
Repurchase of Common Stock	—	(267)
Repayment of notes payable	(2,500)	—

Net cash provided by (used in) financing activities	(634)	240

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,085	486
CASH AND CASH EQUIVALENTS, beginning of period	21,677	16,920

CASH AND CASH EQUIVALENTS, end of period	$28,762	$17,406

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Common Stock issued in acquisitions and earn-outs	$2,910	$14,066

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company’s consolidated financial position, results of operations and cash flows for the periods presented.  These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.  The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2002.  The December 31, 2001 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2. PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Digital River, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

3. NET INCOME (LOSS) PER SHARE

The table below sets forth the computation of basic and diluted net income (loss) per share:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Numerator:
Net income (loss)	$98,000	$(4,374,000)	$(3,780,000)	$(15,677,000)

Denominator:
Basic — weighted average shares outstanding	26,823,000	24,585,000	26,655,000	23,832,000
Effect of dilutive securities:
Employee stock options and warrants	2,231,000	—	—	—
Diluted — weighted average shares outstanding	29,054,000	24,585,000	26,655,000	23,832,000

Basic — net income (loss) per share	$0.00	$(0.18)	$(0.14)	$(0.66)

Diluted — net income (loss) per share	$0.00	$(0.18)	$(0.14)	$(0.66)

Diluted — weighted average shares outstanding have not been adjusted for employee stock options and warrants where the effect of those securities would have been anti-dilutive.

4. GOODWILL AND INTANGIBLE ASSETS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.  Under SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment.  For acquisitions consummated by the Company subsequent to July 1, 2001, the Company adopted the provisions of SFAS No. 141 and 142 effective July 1, 2001.  The Company adopted the full provisions of SFAS No. 141 and 142 during the first quarter of 2002.

The Company has assessed goodwill impairment using a two-step approach based on reportable segments and reassessed any intangible assets, including goodwill, recorded in connection with earlier acquisitions. The Company completed its initial required goodwill impairment test under SFAS No. 142 in the first quarter of 2002, which indicated that there was no impairment of goodwill or other intangibles.

Upon adoption of SFAS No. 142, the Company discontinued the amortization of goodwill.  The following table presents a reconciliation of net income (loss) and net income (loss) per share adjusted for the exclusion of goodwill amortization:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001

Reported net income (loss)	$98,000	$(4,374,000)	$(3,780,000)	$(15,677,000)
Add goodwill amortization	—	2,671,000	—	7,627,000
Adjusted net income (loss)	$98,000	$(1,703,000)	$(3,780,000)	$(8,050,000)

Reported net income (loss) per share	$0.00	$(0.18)	$(0.14)	$(0.66)
Add goodwill amortization	—	0.11	—	0.32
Adjusted net income (loss) per share	$0.00	$(0.07)	$(0.14)	$(0.34)

The changes in the carrying amount of goodwill for the nine months ended September 30, 2002, by operating segment, are as follows:

	Software and Digital Commerce Services Division	E-Business Services Division	Total

Balance as of December 31, 2001	$8,280,000	$2,993,000	$11,273,000
Goodwill acquired during the period	298,000	4,780,000	5,078,000
Balance as of September 30, 2002	$8,578,000	$7,773,000	$16,351,000

Information regarding the Company’s other intangible assets is as follows:

	As of September 30, 2002
	Carrying amount	Accumulated amortization	Net

Customer base	$14,117,000	$7,416,000	$6,701,000
Non-compete agreements	3,150,000	2,278,000	872,000
Technology/tradename	5,675,000	3,720,000	1,955,000
Total	$22,942,000	$13,414,000	$9,528,000

	As of December 31, 2001
	Carrying amount	Accumulated amortization	Net

Customer base	$9,317,000	$4,728,000	$4,589,000
Non-compete agreements	3,050,000	1,610,000	1,440,000
Technology/tradename	5,425,000	2,520,000	2,905,000
Total	$17,792,000	$8,858,000	$8,934,000

Amortization expense for the nine months ended September 30, 2002 was $4,556,000.  Estimated amortization expense for the remaining life of the intangible assets, based on intangible assets as of September 30, 2002, is as follows:

Year ending December 31,

2002	$5,738,000
2003	4,727,000
2004	3,190,000
2005	429,000

5. ACQUISITIONS AND EARN-OUT ARRANGEMENTS

In March 2002, pursuant to an Asset Purchase Agreement between the Company and Innuity Acquisition Corp. (“IAC”), the Company purchased certain assets for approximately $2,400,000 in cash and assumed approximately $3,600,000 in merchant liabilities.  The Company will amortize intangible assets acquired, consisting of customer base, non-compete agreements and technology/tradename over a three-year period.  The agreement includes an opportunity for a cash earn-out based on revenue generated from the IAC assets during the 12-month period following the close of the transaction.  Such earn-out amount, if any, will be recorded as additional goodwill.

In March 2002, pursuant to an Amended and Restated Asset Purchase Agreement (the “Agreement”) between the Company and Beyond.com Corporation (“Beyond.com”), in exchange for 179,096 shares of the Company’s Common Stock, the Company purchased those assets and assumed those liabilities of Beyond.com related to its eStores business, which manages online stores for clients.  The Company will amortize intangible assets acquired, consisting of customer base and non-compete agreements, over a three-year period.  The purchase was approved by the U.S. Bankruptcy Court following Beyond.com’s filing for Chapter 11 bankruptcy protection.  Immediately following the closing of the Agreement, the Company entered into a Post-Closing Amendment to the Agreement with Beyond.com (the “Post-Closing Amendment”), pursuant to which, among other things, the Company agreed to increase the number of shares to be delivered to Beyond.com under the Agreement to 222,842, in exchange for a release of certain potential claims by Beyond.com against the Company.  The Post-Closing Amendment is subject to approval by the U.S. Bankruptcy Court.  The Official Committee of Unsecured Creditors of Beyond.com's bankruptcy estate has objected to the Post-Closing Amendment, asserting that the increase in shares to be delivered to Beyond.com under the Post-Closing Amendment is inadequate.  The hearing on Beyond.com's motion to approve the Post-Closing Amendment was originally set for June 7, 2002.  The parties, with the approval of the U.S. Bankruptcy Court, have agreed to continue the hearing on several occasions.  The U.S. Bankruptcy Court is currently scheduled to consider the Post-Closing Amendment on February 14, 2003.  Beyond.com is also asserting that it is entitled to additional shares with a value of $650,000 under the Agreement pursuant to provisions of the Agreement under which Beyond.com could earn additional consideration post-closing if certain clients of Beyond.com immediately prior to the closing maintain or establish client relationships with the Company following the closing.  The Company disagrees that any of such shares are due to Beyond.com under the Agreement. Of the 179,096 shares issued at closing, 70,000 shares were placed in escrow to secure certain indemnification obligations contained in the Agreement.  The parties have agreed that 8,277 of these shares are to be returned to the Company to satisfy outstanding claims under the escrow.  An additional 13,792 of these shares are subject to additional outstanding claims and will remain in escrow pending resolution of such claims; the remaining 47,931 shares will be released to Beyond.com.

In connection with the Company's purchase of the Free Merchant.com assets of Network Commerce in December 2001, the former owners of Network Commerce received earn-out payments totaling $420,000 during the nine months ended September 30, 2002.  The Company recorded such amounts as additional goodwill.

Following is an allocation of the purchase price for the acquisitions consummated in the nine months ended September 30, 2002:

Tangible assets	$231,000
Liabilities assumed	(3,717,000)
Customer base	4,800,000
Non-compete agreements	100,000
Technology/tradename	250,000
Goodwill	4,513,000
Total purchase price	$6,177,000

The following unaudited pro forma condensed results of operations for the nine months ended September 30, 2002 and 2001 has been prepared as if each of the acquisitions had occurred on January 1, 2001:

	Nine months ended September 30,
	2002	2001

Revenue	$58,278,000	$45,888,000
Loss from operations	(6,548,000)	(23,105,000)
Net loss	(7,124,000)	(22,402,000)
Basic and diluted net loss per share	$(0.27)	$(0.93)

This financial information does not purport to represent results that would actually have been obtained if the transactions had been in effect on January 1, 2001 or any future results that may in fact be realized.

6. SEGMENT INFORMATION

The Company has two operating segments, Software and Digital Commerce Services and E-Business Services, which have been identified as components of the Company that are reviewed regularly by management to determine resource allocation and assess performance.  Unallocated corporate items consist of pending litigation and other charges, depreciation, amortization of goodwill and other intangibles and acquisition related costs, and interest income for operational results, and consist of certain cash, investments and goodwill and other intangibles for total assets.  Segment information is as follows:

	Software and Digital Commerce Services Division	E-Business Services Division	Unallocated Corporate Items	Consolidated
Three months ended September 30, 2002
Revenue	$15,430,000	$3,442,000	$—	$18,872,000
Gross profit	12,895,000	2,420,000	—	15,315,000
Income (loss) from operations	5,131,000	(2,242,000)	(2,841,000)	48,000
Net income (loss)	5,131,000	(2,242,000)	(2,791,000)	98,000
Total assets at September 30, 2002	$32,975,000	$15,267,000	$43,178,000	$91,420,000

Three months ended September 30, 2001
Revenue	$10,629,000	$3,362,000	$—	$13,991,000
Gross profit	8,855,000	2,214,000	—	11,069,000
Income (loss) from operations	2,700,000	(2,110,000)	(5,138,000)	(4,548,000)
Net income (loss)	2,700,000	(2,110,000)	(4,964,000)	(4,374,000)
Total assets at September 30, 2001	$23,353,000	$9,903,000	$42,376,000	$75,632,000

	Software and Digital Commerce Services Division	E-Business Services Division	Unallocated Corporate Items	Consolidated
Nine months ended September 30, 2002
Revenue	$45,231,000	$11,058,000	$—	$56,289,000
Gross profit	38,066,000	7,973,000	—	46,039,000
Income (loss) from operations	14,116,000	(6,804,000)	(11,351,000)	(4,039,000)
Net income (loss)	14,116,000	(6,804,000)	(11,092,000)	(3,780,000)

Nine months ended September 30, 2001
Revenue	$30,601,000	$9,491,000	$—	$40,092,000
Gross profit	24,026,000	6,474,000	—	30,500,000
Income (loss) from operations	5,900,000	(6,443,000)	(15,918,000)	(16,461,000)
Net income (loss)	5,900,000	(6,443,000)	(15,134,000)	(15,677,000)

7. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities.  It nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”.  SFAS No. 146 requires that a liability be recognized for costs associated with an exit or disposal activity only when the liability is incurred.  SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities.  SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  The Company does not believe that this statement will have a material impact on its consolidated financial statements.

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

Subsequent to September 30, 2002, the Company’s ongoing contractual dispute with ePedas Sdn Bhd was settled with no admission of liability by either party and the Company’s agreement to pay $625,000 to ePedas.  Such amount will be charged against the pending litigation reserve.  Each party released the other from all claims related to the dispute and dismissed their respective claims with prejudice.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company notes that, except for the historical information contained herein, the matters discussed below contain forward-looking statements that involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  The Company expressly disclaims any obligation to update this information or publicly release any revision or reflect events or circumstances after the date of this report.  Such factors include, among others:  the Company’s limited operating history and variability of operating results, possibility of future losses, risks associated with electronic software delivery, dependence on the Internet and growth in electronic commerce and Internet infrastructure development, dependence on software publishers, dependence on online retailers, system development and electronic commerce security risks, rapid technological changes, competition in the electronic commerce industry, the importance of attracting and retaining personnel, management of the Company’s growth, integration of acquired companies, dependence on key employees and other risk factors referenced in the Company’s Form 10-K for the year ended December 31, 2001.

Overview

The Company is a leading provider of comprehensive electronic commerce outsourcing solutions.  The Company was incorporated in February 1994 and commenced offering products for sale through its clients’ Web stores in August 1996.  From inception through August 1996, the Company had no sales, and its activities related primarily to the development of its Commerce Network Server (“CNS”) technology related to electronic commerce.  In 1996, the Company began to focus its business development efforts on the software industry, building its inventory of software products through contracts with software publishers.  In 1997, the Company began to develop software distribution relationships through contracts with online retailers.  In late 1998, the Company began to offer its comprehensive electronic commerce outsourcing services in the form of a transaction fee-based e-commerce service to clients outside of the software industry.  The Company currently offers more than 32,000 sites the ability to cut costs and grow their businesses by using its complete e-commerce systems and services.

The Company derives its revenue primarily from transaction and service fees associated with the e-commerce services that the Company provides to its clients.  These services include Web commerce development and hosting, transaction processing, digital delivery, integration to physical fulfillment, fraud screening, customer service and merchandising and analytical marketing services.  The Company acts as the merchant of record on the majority of the transactions processed and has contractual relationships with its clients, primarily software publishers and online retailers, which obligate the Company to pay to the client a specified percentage of each sale.  The Company retains its transaction fee and also charges for other services.  The Company also derives revenue from fees charged to use its software, integration, development and consulting services provided to its clients.  This revenue is recognized as services are performed, except for software usage fee and certain integration and development fees, which are recognized evenly over the initial term of the contract.

The Company has a limited operating history upon which investors may evaluate its business and prospects.  Since inception, the Company has incurred significant losses, and as of September 30, 2002, had an accumulated deficit of $106,894,000.  The Company intends to expend financial and management resources on the development of additional services, sales and marketing, technology and operations to support larger-scale operations and greater service offerings.  Although the Company expects to generate positive cash flow from operations in 2002, there can be no assurance that the Company’s revenue will increase or even continue at its current level or that the Company will achieve or maintain profitability or generate cash from operations in future periods.

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

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001

Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses
Direct cost of services	3.0	5.5	3.1	5.0
Network and infrastructure	15.9	15.3	15.1	19.0
Sales and marketing	41.6	47.2	43.1	49.5
Product research and development	14.6	19.7	16.6	19.9
General and administrative	9.6	8.0	9.1	8.0
Litigation and other charges	—	—	4.5	—
Depreciation and amortization	7.9	8.8	7.6	8.8
Amortization of goodwill and other intangibles and acquisition related costs	7.2	28.0	8.1	30.9
Total operating expenses	99.8	132.5	107.2	141.1
Income (loss) from operations	0.2	(32.5)	(7.2)	(41.1)
Interest income, net	0.3	1.2	0.5	2.0
Net income (loss)	0.5%	(31.3)%	(6.7)%	(39.1% )

REVENUE. Revenue increased to $18,872,000 for the three months ended September 30, 2002 from $13,991,000 for the same period in the prior year, an increase of $4,881,000 or 34.9%.  For the nine months ended September 30, 2002, revenue totaled $56,289,000, an increase of $16,197,000 or 40.4% from revenue of $40,092,000 recorded in the same period of the prior year. Revenue for the Software and Digital Commerce Services division increased to $15,430,000 for the three months ended September 30, 2002 from $10,629,000 for the three months ended September 30, 2001 and increased to $45,231,000 for the nine months ended September 30, 2002, up from $30,601,000 for the same period in 2001.  The increase in the three and nine-month periods primarily resulted from growth in the number of the Company’s software publisher and online retailer clients, including the impact of the clients gained in the acquisition of the eStore Group of Beyond.com Corporation in March 2002, as well as increasing market acceptance of electronic software delivery.  In addition, results for the current year three and nine-month periods include the impact of revenue generated by RegSoft.com, a company acquired by the Company in August 2001.  Revenue for the E-Business Services division increased to $3,442,000 for the three months ended September 30, 2002 from $3,362,000 for the three months ended September 30, 2001 and increased to $11,058,000 for the nine months ended September 30, 2002, up from $9,491,000 for the same period in 2001.  These increases reflect the impact of the Company’s acquisitions of Orbit Commerce assets in September 2001, the FreeMerchant.com assets of Network Commerce in December 2001 and the CCNow assets of Innuity Acquisition Corp. in March 2002.

International sales represented approximately 22% and 23% of total revenue in the three-month periods ended September 30, 2002 and 2001, respectively, and approximately 21% of total revenue in the nine-month periods ended September 30, 2002 and 2001, respectively.

GROSS PROFIT. Cost of revenue, which consists of direct cost of services and network and infrastructure costs (both shown exclusive of depreciation and amortization expense), increased to $3,557,000 for the three months ended September 30, 2002 from $2,922,000 for the same period in the prior year.  For the nine months ended September 30, 2002, cost of revenue increased to $10,250,000, up from $9,592,000 for the same period in the prior year.  The increase for the three-month period primarily resulted from increased personnel costs in customer service to handle the additional client load along with increases in information systems costs.  The increase for the nine-month period primarily resulted from increases in information systems and bandwidth costs.  The gross profit margin for the Software and Digital Commerce Services division rose in the three and nine months ended September 30, 2002 to 83.6% and 84.2%, respectively, from 83.3% and 78.5% for the same periods of the prior year.  The gross profit margin for the E-Business Services division increased in the three and nine months ended September 30, 2002 to 70.3% and 72.1%, respectively, compared to 65.9% and 68.2% for the same periods of the prior year.  The increase in margin in both divisions is primarily due to leveraging the Company’s infrastructure over significantly more revenue and clients.  The Company believes that Internet commerce and related services could become more competitive in the future.  Accordingly, the Company may reduce or alter its pricing structure and policies in the future and any such change could reduce gross margins.

SALES AND MARKETING. Sales and marketing expense consists primarily of personnel and related expenses, advertising and promotional expenses, bad debt expense and credit card transaction fees.  Sales and marketing expense increased to $7,854,000 for the three months ended September 30, 2002 from $6,599,000 for the same period in the prior year, an increase of $1,255,000 or 19.0%.  For the nine months ended September 30, 2002, sales and marketing expense increased to $24,269,000 compared to $19,863,000 for the same period in the prior year, an increase of $4,406,000 or 22.2%.  The increase in both the three and nine-month periods primarily resulted from an increase in credit card fees and chargeback costs along with an increase in personnel costs, offset by a decrease in advertising and marketing expense.  Sales and marketing expense for the Software and Digital Commerce Services division increased to $5,513,000 and $16,610,000 for the three and nine months ended September 30, 2002, respectively, from $4,115,000 and $12,424,000 for the same periods in the prior year.  Sales and marketing expense for the E-Business Services division was $2,341,000 and $7,659,000 for the three and nine months ended September 30, 2002, respectively, compared to $2,484,000 and $7,439,000 for the same periods in the prior year.  As a percentage of revenue, sales and marketing expense was 41.6% and 43.1% in the three and nine-month periods ended September 30, 2002, respectively, compared to 47.2% and 49.5% for the same periods in the prior year, primarily reflecting the Company’s increased revenue.  The Company expects that sales and marketing expense will continue to increase in absolute dollars as the Company continues to build its sales and marketing infrastructure and develops marketing programs and as volume–driven credit card and bad debt expenses increase.  As a percentage of revenue, these expenses are expected to decrease as revenue increases.

PRODUCT RESEARCH AND DEVELOPMENT.  Product research and development expense consists primarily of personnel and related expenses and consulting costs associated with developing and enhancing the Company’s CNS and related internal systems.  Product research and development expense was $2,764,000 in both the three-month periods ended September 30, 2002 and 2001.  For the nine months ended September 30, 2002, product research and development expense increased to $9,327,000 compared to $7,962,000 for the same period in the prior year, an increase of $1,365,000 or 17.1%.  The increase in the nine-month period primarily resulted from the discontinuance of capitalizing product development costs in the later part of 2001.  In the prior year nine-month period, the Company capitalized $937,000 in product development costs related to the Company’s new platform.  No product development costs were capitalized in the current year period.  Product research and development expense for the Software and Digital Commerce Services division was $1,103,000 for the three months ended September 30, 2002, compared to $1,244,000 for the same period of the prior year and was $3,873,000 for the nine months ended September 30, 2002, compared to $3,462,000 for the same period in the prior year.  Product research and development expense for the E-Business Services division increased to $1,661,000 and $5,454,000 for the three and nine months ended September 30, 2002, respectively, from $1,520,000 and $4,500,000 for the same periods in the prior year.  As a percentage of revenue, product research and development expense was 14.6% and 16.6% in the three and nine-month periods ended September 30, 2002, respectively, compared to 19.7% and 19.9% for the same periods in the prior year.  As a percentage of revenue, these expenses are expected to decrease further as revenue increases.

GENERAL AND ADMINISTRATIVE. General and administrative expense consists primarily of executive, accounting and administrative personnel and related expenses including professional fees and investor relations expenses.  General and administrative expenses increased to $1,807,000 for the three months ended September 30, 2002 from $1,116,000 for the same period in the prior year, an increase of $691,000 or 61.9%.  For the nine months ended September 30, 2002, general and administrative expense increased to $5,130,000 compared to $3,218,000 for the same period in the prior year, an increase of $1,912,000 or 59.4%.  These increases resulted primarily from an increase in legal costs related to the outstanding claims against the Company. In addition, the Company has incurred increased personnel and insurance related costs in the current year periods.  General and administrative expense for the Software and Digital Commerce Services division increased to $1,149,000 and $3,467,000 for the three and nine months ended September 30, 2002, respectively, from $796,000 and $2,240,000 for the same periods in the prior year.  General and administrative expense for the E-Business Services division increased to $658,000 and $1,663,000 for the three and nine months ended September 30, 2002, respectively, from $320,000 and $978,000 for the same periods in the prior year.  As a percentage of revenue, general and administrative expense was 9.6% and 9.1% in the three and nine-month periods ended September 30, 2002, respectively, compared to 8.0% for the same periods in the prior year, primarily reflecting the increase in legal fees in the current year periods.  The Company expects that general and administrative expense will increase in absolute dollars over time as the Company defends its positions related to legal claims and as it continues to build infrastructure to support its revenue growth.

LITIGATION AND OTHER CHARGES. During the nine months ended September 30, 2002, the Company recorded a charge for pending litigation of $2,300,000.  This reserve was established based upon developments in new and existing litigation for which management determined, in the first quarter of 2002, that payment was both probable and estimable.  Additionally, the Company recorded a charge of $200,000 during the nine months ended September 30, 2002 in connection with its decision during the period to consolidate one of its offices.

Subsequent to September 30, 2002, the Company’s ongoing contractual dispute with ePedas Sdn Bhd was settled with no admission of liability by either party and the Company’s agreement to pay $625,000 to ePedas.  Such amount will be charged against the pending litigation reserve.  Each party released the other from all claims related to the dispute and dismissed their respective claims with prejudice.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES AND ACQUISITION RELATED COSTS. Amortization of goodwill and other intangibles and acquisition related costs decreased to $1,356,000 for the three months ended September 30, 2002 from $3,912,000 for the same period in the prior year.  For the nine months ended September 30, 2002, amortization of goodwill and other intangibles and acquisition related costs decreased to $4,556,000 compared to $12,396,000 for the same period in the prior year.  The decrease is primarily related to the impact of the Company’s adoption of Statement of Financial Accounting Standards No. 142, resulting in goodwill no longer being amortized (see Note 4 of Notes to Condensed Consolidated Financial Statements).  In addition, compensation based earn-out payments totaling $1,514,000 were made in the nine months ended September 30, 2001.  There were no compensation based earn-out payments in the nine months ended September 30, 2002.

INCOME TAXES. The Company paid no income taxes in any reported period.  As of September 30, 2002, the Company had approximately $86,180,000 of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2009.  Due to the uncertainty of future profitability, a valuation allowance equal to the deferred tax asset has been recorded.  Certain changes in ownership that resulted from the sales of common and preferred stock will limit the future annual realization of the tax operating loss carryforwards to a specified percentage under Section 382 of the Internal Revenue Code.

Liquidity and Capital Resources

During the nine months ended September 30, 2002, the Company’s operations generated $11,099,000 of cash compared to a $836,000 use of cash for the same period of the prior year.  The improvement is mainly due to the reduction in the net loss in the current year nine-month period.  Net cash used in investing activities during the nine months ended September 30, 2002 totaled $3,380,000.  This was comprised of investments in equipment and for acquired companies totaling $6,867,000 offset by net sales of investments totaling $3,487,000.  Net cash used in financing activities during the nine months ended September 30, 2002 totaled $634,000, comprised of the payoff of a $2,500,000 note payable offset by cash received upon the sale of stock and the exercise of stock options and warrants.

As of September 30, 2002, the Company had $28,762,000 of cash and cash equivalents and $6,491,000 of short-term investments.  The Company’s principal commitments consisted of obligations outstanding under operating leases.  Although the Company has no material commitments for capital expenditures, it anticipates continued capital expenditures consistent with its anticipated growth in operations, infrastructure and personnel.  The Company anticipates that it will expend approximately $9,000,000 over the next 15 months on capital expenditures based on its current anticipated growth rate.  The Company further anticipates that it will expend approximately $12,000,000 over the next 15 months on product development based on its current anticipated growth rate in operations.  The Company may also use cash to acquire or license technology, products or businesses related to the Company’s current business.  The Company also anticipates that it will experience growth in its operating expenses for the foreseeable future and that its operating expenses will be a material use of the Company’s cash resources.

In April 2001, the Company initiated a share repurchase program of up to $5,000,000 of its outstanding shares of Common Stock.  Repurchases will be at the Company’s discretion based on ongoing assessments of the capital needs of the business and the market price of its shares.  No time limit was set for completion of the repurchase program.  Through September 30, 2002, the Company expended approximately $267,000 to repurchase its shares.

The Company believes that existing sources of liquidity and the results of its operations will provide adequate cash to fund its operations for at least the next 15 months, although the Company may seek to raise additional capital during that period.  In January 2002, the Company filed a universal shelf registration statement with the Securities and Exchange Commission pursuant to which the Company may issue up to $100,000,000 in common stock, preferred stock, debt securities and/or warrants.  The sale of additional equity or convertible securities could result in additional dilution to the Company’s stockholders.  There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

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

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities.  It nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”.  SFAS No. 146 requires that a liability be recognized for costs associated with an exit or disposal activity only when the liability is incurred.  SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities.  SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  The Company does not believe that this statement will have a material impact on its consolidated financial statements.

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

Item 4.  Controls and Procedures

(a) Based on their evaluation of the Company’s disclosure controls and procedures conducted within 90 days of the date of filing this report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934) are effective.

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

Limitations on the Effectiveness of Controls

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls and procedures or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Beginning in August 2001, the Company and certain of its officers and directors were named as defendants in several class action shareholder complaints filed in the United States District Court for the Southern District of New York, now consolidated under the caption In re Digital River, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-7355.  In each of these complaints, the plaintiffs allege that the Company, certain of its officers and directors and the underwriters of the Company's initial public offering, or IPO, violated the federal securities laws because the Company's IPO registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters.  The plaintiffs seek unspecified monetary damages and other relief.  Similar complaints were filed in the same Court against hundreds of other public companies that conducted IPOs of their common stock in the late 1990s.  On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Judge Scheindlin held an initial case management conference on September 7, 2001, at which time she ordered, among other things, that the time for all defendants in the IPO Lawsuits to respond to any complaint be postponed until further order of the Court. Thus, the Company has not been required to answer any of the complaints, and no discovery has been served on the Company.  In accordance with Judge Scheindlin’s orders at further status conferences in March and April 2002, the appointed lead plaintiffs’ counsel filed amended, consolidated complaints in the IPO Lawsuits on April 19, 2002.  Defendants then filed a global motion to dismiss the IPO Lawsuits on July 15, 2002, as to which the Company does not expect a decision until late 2002.  On October 9, 2002, the Court entered an order dismissing the Company's named officers and directors from the IPO Lawsuits without prejudice, pursuant to an agreement tolling the statute of limitations with respect to these officers and directors until September 30, 2003.

On February 27, 2002, ePedas Sdn Bhd initiated an arbitration before the American Arbitration Association against the Company.  The demand for arbitration alleged breach of contract and tortuous interference claims against the Company. The prayer for relief requested RM 28,809,137.09 (Ringit Malaysia or approximately US $7,581,150) plus pre-judgment interest, punitive damages, all legal costs and other unspecified fees and expenses. The case was subsequently transferred to the International Section of the American Arbitration Association. The Company responded to ePedas’ demand on April 12, 2002. In that response, the Company denied all allegations set forth in ePedas’ demand and counterclaimed against ePedas for breach of contract, seeking damages of at least $30,822, as well as the costs of the arbitration, reasonable costs for experts and other witnesses, and all legal costs.

On October 23, 2002, this dispute was settled with no admission of liability by either party and the Company's agreement to pay $625,000 to ePedas.  Each party released the other from all claims related to the dispute and dismissed their respective claims with prejudice.

Item 6.  Exhibits and Reports on Form 8-K

(A) Exhibits

EXHIBIT NUMBER		DESCRIPTION OF DOCUMENTS

3.1	(1)	Amended and Restated Certificate of Incorporation, as amended, as currently in effect
3.2	(2)	Amended and Restated Bylaws, as currently in effect
4.1	(3)	Specimen of Common Stock Certificate
11.1	(4)	Statement of Computation of Per Share Earnings
99.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(B) Reports on Form 8-K

On August 14, 2002, the Company filed a current report on Form 8-K reporting that the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2002 had been accompanied by a certification from the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 13, 2002		DIGITAL RIVER, INC.

		By:	/s/ CARTER D. HICKS

Carter D. Hicks
Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Joel A Ronning, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Digital River, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4. The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of Company’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6. The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002

		By:	/s/ JOEL A. RONNING
Joel A. Ronning
Chief Executive Officer

I, Carter D. Hicks, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Digital River, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4. The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of Company’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6. The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002

		By:	/s/ CARTER D. HICKS

Carter D. Hicks
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER		DESCRIPTION OF DOCUMENTS

3.1	(1)	Amended and Restated Certificate of Incorporation, as amended, as currently in effect
3.2	(2)	Amended and Restated Bylaws, as currently in effect
4.1	(3)	Specimen of Common Stock Certificate
11.1	(4)	Statement of Computation of Per Share Earnings
99.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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