Form 10-K
period 2002-12-31
DIGITAL RIVER INC /DE
filed 2003-03-28
CIK 1062530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002.

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number: 000-24643

DIGITAL RIVER, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	41-1901640
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

9625 WEST 76TH STREET, SUITE 150 EDEN PRAIRIE, MINNESOTA 55344
(Address of principal executive offices)

(952) 253-1234
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)  Yes  ☒   No  ☐

As of June 30, 2002, there were 26,879,734 shares of Digital River, Inc. common stock, issued and outstanding.  As of such date, based on the closing sales price as quoted by the Nasdaq, 23,938,236 shares of common stock, having an aggregate market value of approximately $227,413,000 were held by non-affiliates.  For purposes of the above statement only, all directors and executive officers of the registrants are assumed to be affiliates.

The number of shares of common stock outstanding at March 1, 2003 was 27,647,326 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

PART I

ITEM 1. BUSINESS.

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements set forth or incorporated by reference in this Form 10-K, as well as in our Annual Report to Stockholders for the year ended December 31, 2002, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “believes”, “anticipates”, “expects”, “intends”, “estimates” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements, or industry results, expressed or implied by such forward-looking statements. Such factors include, among others: our limited operating history and variability of operating results; risks associated with general economic uncertainty; our dependence on software publishers and online retailers; the integration of acquired companies; risks associated with electronic software delivery; our dependence on the Internet and the growth in electronic commerce and Internet infrastructure development; competition in the electronic commerce industry; our dependence on key customers; our dependence on key employees; system development and electronic commerce security risks; changes in laws and regulations; and other risk factors set forth under “Risk Factors” and elsewhere in this Form 10-K. We expressly disclaim any obligation to update or publicly release any revision to these forward-looking statements after the date of this Form 10-K.

Overview

We are a provider of comprehensive electronic commerce outsourcing solutions. We were incorporated in February 1994 and commenced offering products for sale through our clients’ Web stores in August 1996. As a leading global e-commerce outsource provider, we enable our clients to access our proprietary electronic commerce system over the Internet. We have developed a technology platform that allows us to provide a suite of electronic commerce services, including Web commerce development and hosting, transaction processing, fraud screening, digital delivery, integration to physical fulfillment and customer service. We also provide analytical marketing and merchandising services to assist clients to increase Web page view traffic to, and sales through, their Web commerce systems. We provide an outsourcing solution that allows our clients to promote their own brands while leveraging our investment in infrastructure and technology.   Some of our key clients include Cisco, Inc., H&R Block, Inc., Johnson & Johnson, Inc., Major League Baseball, McAfee.com Corporation, Microwarehouse, Inc., Software Oasis, Inc., Symantec Corporation and Visioneer, Inc.

Our proprietary commerce network server technology, or CNS, serves as the platform for the majority of our solutions. Our technology incorporates custom software applications that enable Web store authoring, electronic software delivery, fraud prevention, export control, merchandising programs and online registration, and features a database of more than 290,000 software and digital products. Using our platform, we create Web commerce systems for our clients that replicate the look and feel of each client’s Web site. End-users enter the client site and are then seamlessly transferred to our commerce server. End-users can then browse for products and make purchases online, and once purchases are made, we either deliver the products digitally to the end-user through the Internet or communicate the order through its integration into a number of third-party fulfillment agencies for physical fulfillment. We also provide transaction processing services and collect and maintain critical information about end-users. This information can later be used by our clients to facilitate add-on or upgrade sales and for other direct marketing purposes. We actively manage direct marketing campaigns for our clients and also deliver purchase information and Web store traffic statistics to our clients through online reporting.

General information about us can be found at www.digitalriver.com under the “Investor Relations” link.  Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments or exhibits to those reports are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the Securities and Exchange Commission.

Industry Background

Growth Of The Internet And Electronic Commerce.  The Internet is a significant global communications medium, enabling millions of people to share information and conduct business electronically.  The increasing functionality, accessibility and adoption of the Internet have made it an attractive commercial medium. Online businesses can interact directly with end-users, both businesses and consumers, and can frequently adjust their featured selections, shopping interfaces and pricing. The ability to reach and serve a large and global group of end-users electronically from a central location and the potential for personalized low-cost customer interaction provide additional economic benefits for online businesses. Unlike traditional retail channels, online businesses do not have the burdensome costs of managing and maintaining a significant physical retail store infrastructure or the continuous printing and mailing costs of catalog marketing. Because of these advantages, online businesses have the potential to build large, global customer bases quickly and to achieve superior economic returns over the long term. An increasingly broad base of products is being sold successfully online, including computers, electronics, travel and entertainment services, brokerage services, apparel and music, as well as software products.

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

There are a number of advantages to outsourcing electronic commerce, including: (i) avoiding the large, upfront and ongoing investment required to purchase and implement software applications and computer hardware; (ii) shortening the time to market as compared to in-house development and maintenance; (iii) shifting the ongoing financial burden and technology risk to a proven service provider; (iv) leveraging the expertise of an outsource provider to accelerate growth of an online business; and (v) allowing businesses to focus on their specific core competency. Because of these advantages, we believe that an increasing number of businesses will outsource their electronic commerce needs.

Opportunity For Electronic Commerce Outsourcing.  We believe that the market for electronic commerce outsourcing in the software and digital products market as well as among manufacturers, distributors and retailers will continue to grow rapidly.  We believe that providing an integrated service offering of Web commerce development and hosting, order management, fraud prevention, site merchandising, reporting and analytics, digital fulfillment, integration to physical fulfillment, e-marketing and customer service is complex and requires upfront and ongoing investments in secure, reliable and scalable systems. Accordingly, we believe that a substantial market opportunity exists for a comprehensive, cost-effective, outsourced electronic commerce solution for software publishers and online retailers as well as for manufacturers, distributors and retailers.

The Digital River Solution.  We have developed a robust electronic commerce technology platform and suite of e-commerce services to help businesses grow their online revenues as well as reduce the costs and risks associated with running an electronic commerce operation in-house.  We provide a complete, client-branded, electronic commerce outsourcing solution that includes Web commerce development and hosting, transaction processing, fraud screening, digital delivery, integration to physical fulfillment, site merchandising and marketing, and customer service that enables our clients to promote their own brands and focus on their core competencies while leveraging our world-class infrastructure and expertise to grow their online business.

Benefits To Clients.

Reduced Total Cost Of Ownership And Risk

Businesses can reduce the total cost of ownership of their electronic commerce operation by leveraging our investment in technology, personnel and infrastructure.  By reducing or eliminating the up front and ongoing costs of hardware, software and personnel associated with developing, customizing, deploying, maintaining and upgrading an in-house electronic commerce solution or software package, businesses can establish and maintain an electronic commerce business at a lower total cost and with little financial risk.

Revenue Growth

Our electronic commerce technology platform, marketing expertise and large network of clients and partners provide our clients with the potential to grow their online businesses.

Working with thousands of companies since 1996, we have developed the technology, expertise and best practices in the area of marketing and merchandising that can help our clients grow their online businesses by increasing traffic, close ratios, average order sizes and repeat purchases.

We also provide the technology and services needed to support international sales.  Our technology platform supports multiple transaction currencies, payment options and localized content required to successfully sell products in international markets.

In addition, through our large client network, we believe we are uniquely positioned to help our clients grow their online businesses by providing them with access to new distribution channels and products to sell.  Clients can approve their products to be sold on other client sites and sell products owned and approved for sale by our other clients.  In addition, our software and digital products clients also have the opportunity to increase distribution of their products by offering part or all of their entire online product catalog to our network of online retailers.  This is beneficial to both our software publisher and online retailer clients because we eliminate the burden of developing and maintaining hundreds of relationships.  The online retailers also enjoy access to a much broader inventory of software products, and avoid the costs and risk of carrying physical inventory.

Deployment Speed

Companies can increase their speed to market by leveraging our outsourced business model, technology platform and remote control tools to establish their electronic commerce business typically in a matter of days or weeks.

Benefits To End-Users.  Our solution emphasizes convenience by allowing end-users, both business and consumer, to purchase products online from their home or office.  By supporting global reach, we can deliver an extremely broad selection of digital and physical products to end-users in remote locations that cannot support retail stores.  In the case of software and digital products, users have the option to quickly and conveniently download and install products through electronic delivery.  Using our sophisticated search engine technology, end-users visiting retailers’ online Web stores can access virtually our entire inventory of software and digital products. End-users also benefit from the protection of our download assurance service, through which we guarantee replacement of software in the event of accidental destruction through computer error or malfunction, and from our 24x7 customer service provided on behalf of our clients.

Strategy

Our objective is to be the global leader in electronic commerce outsourcing for software and digital products publishers and online retailers through our Software and Digital Commerce Services Division, as well as for manufacturers, distributors and retailers through our E-Business Services Division. We intend to achieve our objective through the following key strategies:

Software And Digital Commerce Services Division: Develop And Expand Relationships With Software Publishers And Online Retailers. We plan to continue to build our inventory of software products through additional contractual relationships with software publishers. As of March 1, 2003, we had contracts with approximately 14,000 software publishers and online retailers, representing more than 290,000 software and digital products. We believe that our ability to provide Web hosting services with our software publisher clients increases our reach to end-users and provides the basis for long-term relationships with our software publisher clients. We further believe that the large number of software products that we offer from our software publisher clients will be critical to our ability to deliver a compelling inventory of products to online retailer clients.

Additionally, we believe that by increasing the number of points of entry to the CNS, we will increase the number of transactions over our network. Accordingly, in addition to expanding and developing relationships with software publishers, we seek to expand aggressively our network of online retailer clients. Online retailer clients include traditional store-based and mail-order retailers with a Web presence, online retailers dedicated to online commerce, as well as high traffic or niche Web site operators desiring to add electronic commerce functionality. Our model enables us to leverage our clients’ marketing resources to direct traffic to our software network.

E-Business Services Division: Develop And Expand Relationships With Manufacturers, Distributors And Retailers.  In late 1998, we began exploring electronic commerce outsourcing opportunities outside of the software and digital products industry. During 1999, sales and marketing personnel were hired to develop contractual relationships to sell our electronic commerce outsourcing services to manufacturers, distributors and retailers. As of March 1, 2003, we were providing electronic commerce services such as Web commerce development and hosting, transaction processing, fraud screening, digital delivery, integration to physical fulfillment, merchandising services, analytical marketing and customer service to over 100 enterprise E-Business Services Division client sites.  Additionally, in September 2001, December 2001, and March 2002, we purchased certain assets of Orbit Commerce, Inc., Network Commerce, Inc., and CCNow, Inc., respectively, allowing us to offer web hosting and electronic commerce services to approximately 20,000 small business sites.  We believe that our ability to provide a proven, cost efficient electronic commerce solution, which can typically be implemented in a one to eight week time frame, provides the basis for a long-term relationship with our E-Business clients. We further believe that additional electronic commerce outsourcing opportunities may develop as relationships with existing clients expand.

Drive Growth Through Aggressive Merchandising And Marketing.  We believe that we have developed technology, expertise and best practices in the areas of marketing and merchandising that can help our clients grow their online businesses by utilizing numerous, proven tools and programs and our expanding data warehouse of end-user purchasing information to increase traffic, close ratios, average order sizes and repeat purchases.  For example, in the fourth quarter of 2002, 46 percent of total online revenue for our clients was the result of trackable promotional activity, up from 34 percent in the fourth quarter of 2001.  We will continue to develop and utilize a wide range of marketing and merchandising programs and our growing data warehouse of end-user purchasing information to aggressively grow our clients’ businesses.

Expand International Sales.  We believe that there is a significant opportunity to grow our business by expanding existing and new client sales through international online stores.  Internet adoption and e-commerce sales continue to show rapid growth in the European and Asia-Pacific regions.  We have seen significant growth in sales for those clients that have offered international stores and we intend to continue to enhance our technology platform and services to increase sales in these regions of the world.

Leverage The Digital River Network To Provide New Distribution And Sales Opportunities For Our Clients.  With our large network of clients and products we believe we can further grow our clients’ sales by offering them more distribution and sales opportunities.  We intend to expand our offering of network services to allow our clients to distribute and sell their products through new channels and affiliates, and sell products offered by other companies.  We believe our network is unique in the marketplace and will help us to build stronger relationships with our clients.

Provide Clients With Value-Added Services.  We proactively add new service offerings, such as our backup CD and search engine submission services, to help create new revenue streams for our clients and ourselves.   We will continue to aggressively develop and offer new value-added services to create additional sources of ongoing revenue.

Maintain Technology Leadership.  We believe that our CNS has given us a competitive advantage in the market for electronic commerce outsourcing solutions. We will continue to invest in and enhance our CNS in order to increase functionality, reliability, scalability and performance and reduce costs. By leveraging our fixed-cost infrastructure, we will improve our ability to provide low cost, high value services to our clients while utilizing the latest technology.

Services

We provide a broad range of services to our clients, including Web commerce development and hosting, digital delivery, integration to physical fulfillment, transaction processing and fraud screening, customer service, merchandising services and analytical-based

e-marketing services.

Web Commerce Hosting.  We provide hosted Web commerce capabilities for most of our software publisher clients and all of our online retailer and E-Business clients. For many of these clients, this outsourcing solution is mission critical and therefore we operate data centers that perform and scale for continuous Web commerce in a high demand environment. Our data centers feature fully redundant, high-speed connections to the Internet, server capacity to handle rapid spikes in volume, 24x7 security and monitoring, back-up generators and dedicated power.

Our Web commerce capabilities are deployed quickly and efficiently for our clients, and can be implemented in many different ways, from hosted electronic commerce links behind “buy buttons” through fully merchandised online stores. We match the branding and designs of our clients to provide a seamless experience for end-users navigating from our clients’ Web sites to their stores hosted on our CNS. We fully manage orders placed by end-users for payment processing, fraud screening and fulfillment, either digitally or physically, as well as the end-user notifications that result from these processes. The transaction information is captured in our data warehouse and made available to our clients via web-based analysis tools. This data warehouse is a powerful source for data analysis activities that result in highly targeted merchandising, e-mail marketing campaigns, product offers, and test/control marketing efforts.

Digital Delivery And Physical Fulfillment Services.  Digital delivery eliminates many of the costs that exist in the physical distribution chain, such as manufacturing, packaging, shipping, warehousing and inventory carrying and handling costs. We offer clients a sophisticated array of electronic software delivery capabilities to permit delivery of digital products to an end-user’s computer via the Internet, as well as more advanced OTA or “Over the Air” wireless delivery to handheld devices. Delivery is fulfilled when a copy of the digital product is made from the master on our CNS platform and then securely downloaded to the end-user. Optionally, end users can create a CD on demand as a backup to their digital order. Our digital distribution model not only reduces costs, thereby increasing margins available to software publishers and online retailers, but also solves the shelf space problem constraining product availability and sales. While most software publishers use our Web hosting services, certain software publishers use only our digital delivery services, which provides them with online distribution through our extensive network of online retailers.

In addition to fulfillment through electronic delivery, we offer clients physical distribution services. We have contracted with third-party fulfillment agents globally that maintain inventories of physical products, generally on consignment from our clients that select this option, for shipment to end-users. We also communicate orders through integration into many client-specific third-party fulfillment agencies for physical fulfillment. In both cases, we provide notifications to end-users of shipments, shipment tracking information, inventory updates and order status. We believe physical fulfillment services are important to our ability to provide a complete electronic commerce outsourcing solution.

Transaction Processing And Fraud Screening.  We process payment transactions generated by end-users ordering products through our CNS. We support payments made via credit card, but also an expanding set of non-credit card payment methods such as wire transfers, purchase orders, money orders, direct debit and checks which are being used with more frequency internationally. The fraud screening component of the CNS uses both rules-based and heuristic scoring methods to make a determination regarding the validity of the order, end-user and payment information. As the end-user is entering the order, up to 580 data reviews are processed in real-time. Depending on the contractual agreement, we can provide the use of our proprietary fraud screening to clients for their own processing and screening or completely shift the fraud screening and risk responsibility to us. When a transaction is completed and approved, and the ordered product has been delivered, we process the order for payment.

Customer Service.  We offer both telephone and email customer support for products sold through our CNS on behalf of our clients. We provide end-user assistance on order and delivery questions on a 24x7 basis, in multiple languages. We have invested, and continue to invest in, technology and infrastructure to provide fast, efficient responses to customer inquiries, and to provide self-help options to customers online. We also provide archiving services to the end-users that purchase digital products.

Merchandising And Analytics-Based E-Marketing Services.  We offer a broad range of merchandising and analytics-based e-marketing services to our clients helping them drive additional store traffic and revenues. Clients are provided with detailed analyses of their Web stores covering sales, product, transaction, customer behavior and campaign dimensions. The CNS captures all Web page visits, campaign tracking information, product banner and pricing information and other data that can be used by our clients to perform their own web-based reporting and analyses.

We also offer advanced merchandising services to assist clients in increasing response rates for their marketing efforts. These services include targeted and segmented email campaigns for special promotions, upgrade notification programs and the presentation of complementary products and bundled products or other programs designed to increase average order size based on a targeted end-user profile. In addition, through analytic services, we analyze transaction and customer history to test and refine new merchandising techniques and promotional approaches.

Clients

As a provider of comprehensive electronic commerce outsourcing solutions, we are able to serve two distinctive client groups: (1) software publishers and online software retailers and (2) manufacturers, distributors and physical good retailers with one common infrastructure.

Through our software and digital commerce services, we distribute software products through a network of software publishers and online retailers. Online retailer clients include traditional store-based and direct mail retailers with a Web presence, online retailers dedicated to online commerce, as well as high traffic or niche Web site operators desiring to add electronic commerce functionality. In a typical online retailer contract, we are responsible for: (i) a payment to the online retailer based on a percentage of net sales of software products that we distribute through the online retailer’s Web site; (ii) the processing of payments made by end-users; (iii) the delivery of the software products to end-users; (iv) fraud screening and the payment of applicable credit card transaction fees; (v) the collection, payment and returns filing of applicable sales taxes; and (vi) the distribution of a report to the online retailer detailing related sales activity that we have processed. While most software publishers use our entire suite of electronic commerce services, including Web hosting services, certain software publishers use only our “channel services” whereby the software publishers are provided with distribution and digital fulfillment capability through our extensive network of online retailers. In a typical software publisher contract, we are responsible for: (i) the maintenance of master copies of software products in a secure format for distribution to end-users; (ii) a payment to the software publisher for the cost of software products that we distribute through either a retailer’s Web site or through the publisher’s host Web site; (iii) fraud screening and the processing of payments made by end-users; (iv) the delivery of software products to end-users; (v) the payment of applicable credit card transaction fees; (vi) the collection, payment and returns filing of applicable sales taxes; and (vii) the distribution of a report to the software publisher detailing related sales activity that we have processed.   As of March 1, 2003, we had approximately 14,000 contracts with software publishers and online retailers.

With our E-Business services, we provide a wide range of electronic commerce services to clients outside of the software industry, primarily manufacturers, distributors and physical goods retailers. These services allow the client to perform electronic commerce on a business-to-business or business-to-consumer basis. In a typical E-Business Services contract, we are responsible for: (i) Web commerce system design, hosting and integration into the client’s management system; (ii) the processing of payments made by end-users; (iii) the communication of orders to the client or the client’s third-party fulfillment agency for delivery of the product to end-users; (iv) the fraud screening and processing of the applicable credit card transaction to the client’s credit card processor; (v) customer service; and (vi) the distribution of a report to the client detailing related sales activity that we have processed. As of March 1, 2003, we were providing services to over 100 client sites, excluding approximately 20,000 small business sites serviced as a result of the purchase of certain assets of Network Commerce, Inc. and Orbit Commerce, Inc. during 2001 and CCNow, Inc. in 2002.  The table below sets forth certain of our software publisher, online retailer and E-Business Service clients:

Software Publishers	Online Retailers	E-Business Services
H&R Block, Inc.	MicroWarehouse, Inc.	Cisco, Inc.
McAfee.com Corporation	Software Oasis, Inc.	Johnson & Johnson
ScanSoft, Inc.	Visioneer, Inc.	Major League Baseball
Symantec Corporation		USA.net

Acquisitions

In March 2002, pursuant to an Asset Purchase Agreement between us and Innuity Acquisition Corp. ("IAC"), we purchased certain assets for approximately $2,400,000 in cash and assumed approximately $3,600,000 in merchant liabilities.  The agreement includes an opportunity for a cash earn-out based on revenue generated from the IAC assets during the 12-month period following the close of the transaction.

In March 2002, pursuant to an Amended and Restated Asset Purchase Agreement (the "Agreement") between us and Beyond.com Corporation ("Beyond.com"), in exchange for 179,096 shares of our Common Stock, we purchased those assets and assumed those liabilities of Beyond.com related to its eStores business, which manages online stores for clients.  The purchase was approved by the U.S. Bankruptcy Court following Beyond.com's filing for Chapter 11 bankruptcy protection.  Immediately following the closing of the Agreement, we entered into a Post-Closing Amendment to the Agreement with Beyond.com (the "Post-Closing Amendment"), pursuant to which, among other things, we agreed to increase the number of shares to be delivered to Beyond.com under the Agreement to 222,842, in exchange for a release of certain potential claims by Beyond.com against us.  The Post-Closing Amendment is subject to approval by the U.S. Bankruptcy Court.  The Official Committee of Unsecured Creditors ("Committee") of Beyond.com's bankruptcy estate has objected to the Post-Closing Amendment, asserting that the increase in shares to be delivered to Beyond.com under the Post-Closing Amendment is inadequate.  The hearing on Beyond.com's motion to approve the Post-Closing Amendment was originally set for June 7, 2002.  The parties, with the approval of the U.S. Bankruptcy Court, have agreed to continue the hearing on several occasions.  The U.S. Bankruptcy Court is currently scheduled to consider the Post-Closing Amendment on May 23, 2003.  Beyond.com is also asserting that it is entitled to additional shares with a value of $650,000 under the Agreement pursuant to provisions of the Agreement under which Beyond.com could earn additional consideration post-closing if certain clients of Beyond.com immediately prior to the closing maintain or establish client relationships with us following the closing.  We disagree that any of such shares are due to Beyond.com under the Agreement.  Of the shares issued at closing, 70,000 shares were placed in escrow to secure certain indemnification obligations contained in the Agreement.  The parties agreed to the return of 8,277 shares to us to satisfy outstanding claims under the escrow.  An additional 14,482 of these shares are subject to additional outstanding claims and will remain in escrow pending resolution of such claims; the remaining 47,241 shares have been released to Beyond.com.

Sales And Marketing

We market our services directly to clients and prospective clients.  We focus our efforts on generating awareness for our brand, establishing our position as a global leader of electronic commerce outsourcing, generating leads in our target markets and providing sales tools for our direct sales force.  We conduct a variety of highly integrated marketing programs to achieve these goals in an effective and efficient manner.  We currently market our services to clients via direct marketing, print and electronic advertising, trade shows and events, public relations and media events and speaking engagements. We plan to increase our overall marketing expenditures on a dollar basis, but maintain the current level on a percentage basis.

Primarily, we sell our electronic commerce outsourcing services through a global, direct sales force that is engaged in selling our services, which includes pre-sales, sales, sales support, and staff located in an office in the United Kingdom.  Our sales organization sells to top executives and vice-presidents within software and digital content publishers and online retailers, manufacturers, distributors and traditional retailers looking to create or expand their electronic commerce business.  During the sales process, our sales staff delivers demonstrations, presentations, collateral, ROI analyses, proposals, and contracts.  We offer contract incentives on a case-by-case basis.

We also design and implement e-marketing and merchandising programs to help our clients to help drive traffic to their online stores as well as increase close ratios, average order values and repeat purchases.  Our e-marketing team utilizes a range of programs and tools such as search engine optimization, email marketing and store merchandising including specials, cross-sells and up-sells.  This team uses our extensive data warehouse tools to create targeted programs to drive increased sales.

As of March 1, 2003 we had 130 employees engaged in sales and marketing including personnel in a sales office in the United Kingdom.

Technology

We deliver our electronic commerce outsourcing solution primarily using our CNS.  During 2002, we made substantial progress in completing development of our 100% Java, J2EE-compliant software technology platform.  We have started migrating our current clients from CNS version 3 to our CNS version 4 platform, and we intend to continue migrating clients to this new platform throughout 2003.  The following is a brief description of our CNS platform.

Architecture.  Our scalable CNS is designed to handle tens of thousands of individual electronic commerce stores and millions of products. The CNS consists of multiple pods of Sun Microsystems servers and a proprietary software application that serves dynamic Web pages using Oracle’s 8i and 9i database and 9iAS application server. Akamai’s worldwide caching technology enables our platform engine to serve pages with consistent page loadtimes across the world. Our CNS was designed to scale to support growth by adding additional servers, CPUs, memory and bandwidth without substantial changes to the application. The CNS software code is written in modular layers, enabling us to quickly adapt in response to industry changes, including bandwidth opportunities, payment processing changes, international requirements for taxes and export screening, new technologies such as Web Caches, ML, DHTML, VRML, SET, banking procedures and encryption technologies. The CNS product search system, based on Verity’s technology, allows end-users to search for items across millions of potential products and thousands of categories specific to various product specifications, while maintaining a fast page response that is acceptable to the end-user. We use sophisticated database indexing coupled with a dynamic cache system to provide flexibility and speed. These caches help increase the overall speed of each page and facilitate complex searches across our entire inventory of software products. The CNS has also been designed to index, retrieve and manipulate all transactions that flow through the system, including detailed commerce transaction and end-user interaction data. This enables us to create proprietary market profiles of each end-user and groups of end-users that can then be used to create merchandising campaigns. Our CNS is also used for internal purposes, including reporting and maintenance for fraud detection and prevention, physical shipping, return authorizations, back order processing and full transaction auditing and reporting capabilities for all commerce functions.

Web Commerce System Maintenance.  Our clients’ electronic commerce systems are built and maintained using the CNS centralized management system and remote control tools. Global changes that affect all electronic commerce systems or groups of electronic commerce systems can be made as easily as changes to an individual electronic commerce system. Client electronic commerce systems typically include a main store and may optionally include “channel sites” to which highly targeted traffic may be routed. Clients may also link specific locations on their Web stores to detailed product or category areas of the stores in order to better target their end-users’ interests.

Security.  Our security systems control access to internal systems and commerce data via the Internet. Internally, log-ins and passwords are maintained for all systems, with additional log-ins, passwords and IP access control granted on an individual basis to only the required commerce areas for which the recipient is responsible. Firewalls prevent unauthorized access from outside. We rely on certain encryption and authentication technology licensed from third parties to provide secure transmission of confidential information, such as end-user credit card numbers. Unix, Oracle and Web server security additionally restrict access from the outside to the appropriate transaction data. The CNS security system is designed not to interfere with the end-user experience. We believe that clearing-house processing and additional password mechanisms that negatively impact digital delivery performance are not needed. The CNS security system does not allow direct access to any client or customer data.  It also ensures that all end-user requests for digital delivery of product are through a valid CNS page and that the customer has purchased the product.

Data Center Operations.  Continuous data center operations are crucial to our success. Our primary data center (DC1) is located in our main facility in Eden Prairie, Minnesota.   We also operate a secondary data center (DC2) at a separate location in the Minneapolis area that serves as a disaster recovery site.  Both locations are currently processing transactions and downloads.   All transaction data is replicated from DC1 to DC2 in less than 10 seconds.  Our network software constantly monitors clients’ electronic commerce sites and internal system functions and notifies systems engineers if any unexpected conditions arise. We currently lease three OC3 lines and 2 DS3 lines from multiple vendors and maintain a policy of adding additional lines if more than 50% of our bandwidth capacity is consistently utilized. Accordingly, if one line fails, the other lines are able to assume the capacity of the failed line. In the event of electrical power failure, we have three redundant diesel generators and two redundant UPS power supplies that protect the entire facility. We have also installed a FM-200 automatic fire suppression system in the data center. The data center currently utilizes multiple levels of redundant systems including load balancers, web servers, application servers and disk arrays. We currently have automatic failover processes in place in case of equipment or software failure. When a fault is detected on a server, a process automatically de-configures that node from the production POD and processing continues on the redundant nodes of the POD.

Product Research and Development

Our product research and development strategy is to enhance the technology and features of our CNS. To this end, we have numerous development projects in process, including deployment of version 4 of our CNS technology, further advancements in our remote control technologies, business-to-business related technologies and advanced product distribution and marketing technologies. Product research and development expenses were $11.5 million, $11.2 million and $13.1 million in 2002, 2001 and 2000, respectively.  As of March 1, 2003, we employed 99 persons in product research and development.

To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of the CNS and the underlying network infrastructure. If we incur significant costs without adequate results, or are unable to adapt rapidly to technological changes, we may fail to achieve our business plan. The Internet and the electronic commerce industry are characterized by rapid technological change, changes in user and client requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render our technology and systems obsolete. To be successful, we must adapt to rapid technological change by licensing and internally developing leading technologies to enhance our existing services, developing new products, services and technologies that address the increasingly sophisticated and varied needs of our clients, and responding to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of our CNS technology and other proprietary technologies involves significant technical and business risks. We may fail to use new technologies effectively or fail to adapt our proprietary technologies and systems to client requirements or emerging industry standards.

Competition

The market for Internet-based, electronic commerce solutions is extremely competitive and we may find ourselves unable to compete effectively. Because there are relatively low barriers to entry in the electronic commerce market, we expect competition to intensify as current competitors expand their product offerings and new competitors enter the market. In addition, our clients may become competitors in the future. Increased competition is likely to result in price reductions, lower average sales prices, reduced margins, longer sales cycles and a decrease or loss of our market share, any of which could negatively impact our revenues and earnings. We face competition from the following sources:

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

•                  system integrators and application service providers that offer tools and services for electronic commerce, including companies that provide a broad range of Internet and server solutions, such as  Corio, Inc., Electronic Data Systems Corporation and IBM Global Services;

•                  companies that provide tools and services enabling one or more of the transaction processing functions of electronic commerce, such as transaction control, data security, customer interaction and database marketing, including BroadVision, Inc. and CyberSource Corporation;

•                  companies that sell, distribute or rent software products over the Internet;

•                  high-traffic, branded Web sites that derive a substantial portion of their revenues from electronic commerce and may themselves offer, or provide means for others to offer, software products, such as Amazon.com, Inc. and GSI Commerce, Inc.; and

•                  traditional channels and methods of retail and corporate software sales, such as mail order catalogs and retail superstores.

We believe that the principal competitive factors in our market are breadth of services and software product offerings, software publisher and online retailer relationships, brand recognition, system reliability and scalability, price, customer service, speed and accessibility and ease of use, speed to market, convenience and quality of fulfillment. The online retailers and the other companies described above may compete directly with us by adopting a similar business model. Moreover, while some of these companies are also clients or potential clients of ours, they may compete with our electronic commerce outsourcing solution to the extent that they develop electronic commerce systems or acquire such systems from other software vendors or service providers.

Many of our competitors have, and new potential competitors may have, more experience developing Internet-based software services and electronic commerce solutions, larger technical staffs, larger customer bases, more established distribution channels and customer relationships, greater brand recognition and greater financial, marketing and other resources than us. In addition, competitors may be able to develop services that are superior to our services, achieve greater customer acceptance or have significantly improved functionality as compared to our existing and future products and services. Our competitors may be able to respond more quickly to technological developments and changes in customers’ needs. Our inability to compete successfully against current and future competitors could cause our revenue to decline.

Intellectual Property

We regard the protection of our trademarks, copyrights, trade secrets and other intellectual property as critical to our success. We rely on a combination of patent, copyright, trademark, service mark and trade secret laws and contractual restrictions to protect our proprietary rights. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with parties with whom we conduct business, in order to limit access to and disclosure of our proprietary information. These contractual arrangements and the other steps taken by us to protect our intellectual property may not prevent misappropriation of our technology or deter independent third-party development of similar technologies. Thus, we also seek to -protect our proprietary position by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. Proprietary rights relating to our technologies will be protected from unauthorized use by third parties only to the extent they are covered by valid and enforceable patents or are effectively maintained as trade secrets. We currently have six U.S. patents issued with 12.5 to 13.5 years remaining prior to expiration. We pursue the registration of our trademarks and service marks in the U.S. and internationally. We currently have 16 U.S. registered trademarks and four trademark applications pending in the U.S., 25 registered trademarks in the European Union and other countries and five trademark applications pending in the European Union and other countries. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are made available online.

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

Employees

As of March 1, 2003, we employed 481 people. We also employ independent contractors and other temporary employees. None of our employees are represented by a labor union, and we consider our employee relations to be good. Competition for qualified personnel in our industry is intense, particularly among software development and other technical staff.  We believe that our future success will continue to depend, in part, on our continued ability to attract, hire and retain qualified personnel.

Executive Officers

The following table sets forth information regarding our executive officers as of December 31, 2002:

Name	Age	Position
Joel A. Ronning	46	Chief Executive Officer and member of the Office of the President
Jay A. Kerutis	43	President, Software and Digital Commerce Services Division and member of the Office of the President
Carter D. Hicks	56	Chief Financial Officer
Gary V. Howorka	44	Chief Technology Officer

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

Mr. Hicks joined the Company in November 2000 as Senior Vice President - SDCS Operations.  He was elected Chief Financial Officer in April 2002.  From August 1997 to August 2000, Mr. Hicks served as the Chief Financial Officer of Oppenheimer, Wolff & Donnelly LLP, an international, full service law firm.  Prior to this time, Mr. Hicks held various senior financial positions in large corporations in the computer distribution and food industries.  Mr. Hicks was formerly a partner of Peat, Marwick, Mitchell & Co. (now, KPMG LLP).

Dr. Howorka joined the Company in June of 2000 as Chief Technology Officer.  From May 1999 to June 2000, Dr. Howorka held several key roles at Ernst & Young LLP, an international accounting and consulting organization, most recently as IBM E-Business Practice Director.  From January 1999 to May 1999, Dr. Howorka served as Chief Technology Officer of Zonetrader.com, a business-to-business e-commerce asset recovery organization.  From May 1995 to October 1998, Dr. Howorka co-founded and served as Executive Vice President of Feedback Plus, Inc., a survey software and services company.

RISK FACTORS

In addition to the other information provided in this report, stockholders or prospective investors should carefully consider the following risk factors:

We have a limited operating history, a history of losses and we have yet to achieve sustained profitability.

We were incorporated in February 1994 and conducted our first online sale through a client’s Web store in August 1996. We have not yet achieved sustained profitability and have incurred significant losses since we were formed. As of December 31, 2002, we had an accumulated deficit of approximately $104 million. Our limited profitable operating history makes it difficult for you to evaluate our ability to sustain profitability in the future.

The success of our business model depends upon our success in generating sufficient transaction and service fees from the use of our electronic commerce solutions by existing and future clients. Accordingly, we must maintain existing, and develop new relationships with software publishers, online retailers and E-Business clients. To achieve this goal, we intend to continue to expend significant financial and management resources on the development of additional services, sales and marketing, improved technology and expanded operations. If we are unable to maintain existing, and develop new, client relationships, we will not generate a profitable return on our investments and we will be unable to gain meaningful market share to justify these investments. Further, we may be unable to achieve profitability if our revenues increase slower than expected, or if operating expenses exceed our expectations and cannot be adjusted to compensate for lower than expected revenue volumes. Even if we are able to achieve profitability on an annual basis, we may be unable to sustain or increase this profitability on a quarterly or annual basis.

Our operating results have fluctuated in the past and are likely to continue to do so, which could cause the price of our Common Stock to be volatile.

Our quarterly and annual operating results have fluctuated significantly in the past and are likely to continue to do so in the future due to a variety of factors, some of which are outside our control. As a result, we believe that quarter-to-quarter and year-to-year comparisons of our revenue and operating results are not necessarily meaningful, and that these comparisons may not be accurate indicators of future performance. If our annual or quarterly operating results fail to meet the guidance we provide to securities analysts and investors or otherwise fail to meet their expectations, the trading price of our Common Stock will likely decline. Some of the factors that have or may contribute to fluctuations in our quarterly and annual operating results include:

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

•                  economic conditions, particularly those affecting Internet-based electronic commerce;

•                  client decisions to delay new product launches or to invest in e-commerce initiatives;

•                  national and international political unrest in connection with the continued military responses to the terrorist attacks on the United States, possible future terrorist attacks and the growing threat of war;

•                  the performance of our newly acquired assets or companies;

•                  technical difficulties or system downtime leading to termination of client contracts and harm to our reputation;

•                  slower than anticipated growth of the online market as a vehicle for the purchase of software products;

•                  the cost of compliance with U.S. and foreign regulations relating to our business; and

•                  our ability to retain and attract personnel commensurate with our business needs.

In addition, revenue generated by our Software and Digital Commerce Services Division is likely to fluctuate on a seasonal basis that is typical for the software publishing market in general. We believe that our first and fourth quarters are seasonally stronger than our second and third quarters due to the timing of demand of tax preparation software and the holiday selling period. We also believe that software publishers avoid new product releases in the summer months.

Our operating expenses, which include sales and marketing, product research and development and general and administrative expenses, are based on our expectations of future revenue and are relatively fixed in the short term. If our revenue for a quarter fall below our expectations and we are unable to quickly reduce spending in response, our operating results for that quarter would be harmed. In addition, the operating results of companies in the electronic commerce industry have, in the past, experienced significant quarter-to-quarter fluctuations that may adversely affect our stock price.

A loss of any client that accounts for a large portion of our revenue could cause our revenue to decline.

One software publisher client, Symantec Corporation, accounted for approximately 23% of our revenue in 2002.  In addition, a limited number of other software and E-business clients contribute a large portion of our annual revenue. Contracts with our clients are generally short term in nature. If any one of these contracts is not renewed or otherwise terminates, and if we are unable to replace it with other client agreements, our revenue would decline and our ability to sustain profitability would be impaired.  It is important to our ongoing success that we maintain these client relationships and, at the same time, develop new client relationships.

Our sales cycle is lengthy, which may cause us to incur substantial expenses and expend management time without generating corresponding revenue, which would impair our cash flow.

We market our services directly to software publishers, online retailers and E-Business prospects. These relationships are typically complex and take time to finalize. Due to operating procedures in many organizations, a significant amount of time may pass between selection of our products and services by key decision-makers and the signing of a contract. The period between the initial sales call and the signing of a contract with significant sales potential is difficult to predict and typically ranges from six to 12 months. If at the end of a sales effort a prospective client does not purchase our products or services, we may have incurred substantial expenses and expended management time that cannot be recovered and that will not generate corresponding revenue. As a result, our cash flow and our ability to fund expenditures incurred during the sales cycle may be impaired.

General economic uncertainty may reduce our revenue.

The revenue growth and profitability of our business depends significantly on the overall demand for Internet-based electronic commerce solutions. We believe that the market for these solutions may be adversely affected by a number of factors, including reductions in capital expenditures by clients and the overall weakening of the U.S. and foreign economies.  Additionally, the continued military responses to the terrorist attacks on the United States, possible future terrorist attacks and the growing threat of war may exacerbate current economic conditions and lead to further weakening in the economy.

These factors may, in turn, give rise to a number of market trends that may slow our revenue growth, including:

•                  longer sales cycles;

•                  deferral or delay of electronic commerce projects and generally reduced expenditures for electronic commerce solutions and related services; and

•                  increased price competition.

If the current economic slowdown continues, the effects of the slowdown for electronic commerce solutions could reduce our revenue and limit our ability to meet our profitability goals.

Our failure to attract and retain software publishers as clients would cause our revenue to decline.

Our Software and Digital Commerce Services Division generates revenue by providing outsourced services to software publishers. If we cannot develop and maintain satisfactory relationships with software publishers on acceptable commercial terms, we will likely experience a decline in revenue. We also depend on our software publisher clients creating and supporting software products that end-users will purchase. If we are unable to obtain sufficient quantities of software for any reason or if the quality of service provided by these software publishers falls below a satisfactory level, we could also experience a decline in revenue and end-user satisfaction, and our reputation could be harmed. Our contracts with our software publisher clients are generally one to two years in duration, with an automatic renewal provision for additional one-year periods, unless we are provided with a written notice at least 90 days before the end of the contract. As is common in our industry, we have no long-term or exclusive contracts or arrangements with any software publishers that guarantee the availability of software products. Software publishers that currently supply software to us may not continue to do so and we may be unable to establish new relationships with software publishers to supplement or replace existing relationships.

Our business plans depend on increasing revenue from E-Business clients.

The success of our business strategy depends upon increasing fee and service revenue derived from the sale of non-software products for E-Business clients. Since initiating sales of electronic commerce outsourcing services in 1999, our E-Business Services Division has incurred only net losses. We have made substantial investments in technology and infrastructure and we may fail to establish and maintain sufficient relationships with E-Business clients to offset these expenses. If we are unable to develop and expand our relationships with E-Business clients, we will fail to grow revenue as projected and the E-Business Services Division will continue to have a negative impact on our profitability.

Implementing our acquisition strategy could result in dilution and operating difficulties.

We have acquired, and intend to continue engaging in strategic acquisitions of, businesses, technologies, services and products, such as businesses that provide outsourcing services to software publishers. The process of integrating an acquired business, technology, service or product into our business and operations may result in unforeseen operating difficulties and expenditures. Integration of an acquired business also may disrupt our ongoing business, distract management and make it difficult to maintain standards, controls and procedures. Moreover, the anticipated benefits of any acquisition may not be realized. If a significant number of clients of the acquired businesses cease doing business with us, we would experience lost revenue, and any synergies from the acquisition may be lost. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities, amortization expenses of intangible assets or impairment of goodwill.

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

•                  the number and adequacy of software products that are available for purchase through ESD as compared to those available through physical delivery; and

•                  the level of end-user comfort with the process of downloading software via the Internet, including the ease of use, lack of concern about transaction security and technical support.

Even if ESD achieves widespread acceptance, we may be unable to overcome the substantial existing and future technical challenges associated with electronically delivering software reliably and consistently on a long-term basis. Our failure to do so would also impair our ability to execute our business plan.

Developments in accounting standards may cause us to increase our recorded expenses, which in turn would jeopardize our ability to demonstrate sustained profitability.

In July 2001, we adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). The statement generally establishes that goodwill and intangible assets with indefinite lives are not amortized but are to be tested on an annual basis for impairment and, if impaired, are recorded as an impairment charge in income from operations. As of December 31, 2002, we had an unamortized goodwill with an indefinite life with balance of $18.7 million, primarily from our acquisitions made in previous years.  If a significant portion of this balance is determined for any reason to be impaired, the subsequent accounting of the impaired portion as an expense would lower our earnings and jeopardize our ability to demonstrate sustained profitability, which could cause our stock price to decline.

Additionally, the Financial Accounting Standards Board is currently considering a proposal to require that the cost of stock options be reflected as an expense item in financial statements.  If this proposal were to be adopted, our recorded expenses would significantly increase, which would impair our ability to maintain profitability.

Increasing consumer acceptance of the Internet as a medium of commerce is important to the success of our business strategy and our future revenue growth.

The failure of the Internet to continue developing into a significant commercial medium would harm our ability to increase our revenue and execute our business strategy. Rapid growth in the acceptance and use of the Internet as an effective medium of commerce is a recent development. The acceptance and use of the Internet may not continue to develop and a sufficiently broad base of consumers may not adopt and continue to use the Internet as a medium of commerce. We rely on purchasers who have historically used traditional means of commerce to purchase goods or transact business. If we are to be successful, these purchasers must accept and use the Internet as a means of purchasing goods and services and exchanging information. We cannot predict the rate at which these purchasers will do so.

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

The market for Internet-based, electronic commerce solutions is extremely competitive and we may find ourselves unable to compete effectively. Because there are relatively low barriers to entry in the electronic commerce market, we expect competition to intensify as current competitors expand their product offerings and new competitors enter the market. In addition, our clients may become competitors in the future. Increased competition is likely to result in price reductions, lower average sales prices, reduced margins, longer sales cycles and a decrease or loss of our market share, any of which could reduce our revenue. We face competition from the following sources:

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

•                  system integrators and application service providers that offer tools and services for electronic commerce, including companies that provide a broad range of Internet and server solutions, such as Corio, Inc., Electronic Data Systems Corporation, and IBM Global Services;

•                  companies that provide tools and services enabling one or more of the transaction processing functions of electronic commerce, such as transaction control, data security, customer interaction and database marketing, including BroadVision, Inc. and CyberSource Corporation;

•                  companies that sell, distribute or rent software products over the Internet;

•                  high-traffic, branded Web sites that derive a substantial portion of their revenue from electronic commerce and may themselves offer, or provide means for others to offer, software products, such as Amazon.com, Inc. and Global Commerce, Inc.; and

•                  traditional channels and methods of retail and corporate software sales, such as mail order catalogs and retail superstores.

Many of our competitors have, and potential competitors may have, more experience developing Internet-based software, services and electronic commerce solutions, larger technical staffs, larger customer bases, more established distribution channels and customer relationships, greater brand recognition and greater financial, marketing and other resources than us. In addition, competitors may be able to develop services that are superior to our services, achieve greater customer acceptance or have significantly improved functionality as compared to our existing and future products and services. Our competitors may be able to respond more quickly to technological developments and changes in customers’ needs. Our inability to compete successfully against current and future competitors could cause our revenue to decline.

Failure to properly manage and sustain our expansion efforts could strain our management and other resources.

Our ability to successfully offer services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We have rapidly and significantly expanded the depth and breadth of our services offerings. Failure to properly manage this expansion could place a significant strain on our managerial, operational and financial resources.  To manage this expansion, we are required to continually:

•                  improve existing and implement new operational, financial and management controls, reporting systems and procedures;

•                  install new management information systems; and

•                  train, motivate, retain and manage our employees.

We may be unable to install management information and control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may be inadequate to support our operations.

Failure to develop our technology to accommodate increased traffic could reduce demand for our services and impair the growth of our business.

We periodically enhance and expand our technology and transaction-processing systems, network infrastructure and other technologies to accommodate increases in the volume of traffic on our technology platform. Our inability to add software and hardware or to develop and upgrade existing technology, transaction-processing systems or network infrastructure to manage increased traffic on this platform may cause unanticipated systems disruptions, slower response times and degradation in client services, including impaired quality and speed of order fulfillment. Failure to manage increased traffic could harm our reputation and significantly reduce demand for our services, which would impair the growth of our business. We may be unable to improve and increase the capacity of our network infrastructure sufficiently or anticipate and react to expected increases in the use of the platform to handle increased volume. Further, additional network capacity may not be available from third-party suppliers when we need it. Our network and our suppliers’ networks may be unable to maintain an acceptable data transmission capability, especially if demands on the platform increase.

We have started migrating our current clients from CNS version 3 to our new CNS version 4 platform.  Failure of the CNS version 4 to perform as expected could lead to client dissatisfaction and loss of business.

Our industry is characterized by rapid technological change that may make our technology and systems obsolete or cause us to incur substantial costs to adapt to these changes.

To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of the CNS platform and the underlying network infrastructure. If we incur significant costs without adequate results, or are unable to adapt rapidly to technological changes, we may fail to achieve our business plan. The Internet and the electronic commerce industry are characterized by rapid technological change, changes in user and client requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render our technology and systems obsolete. To be successful, we must adapt to rapid technological change by licensing and internally developing leading technologies to enhance our existing services, developing new products, services and technologies that address the increasingly sophisticated and varied needs of our clients, and responding to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of our CNS technology platform and other proprietary technologies involves significant technical and business risks. We may fail to use new technologies effectively or fail to adapt our proprietary technology and systems to client requirements or emerging industry standards.

System failures could reduce the attractiveness of our service offerings.

We provide commerce, marketing and delivery services to our clients and end-users through our proprietary technology transaction processing and client management systems. These systems also maintain an electronic inventory of products and gather consumer marketing information. The satisfactory performance, reliability and availability of the technology and the underlying network infrastructure are critical to our operations, level of client service, reputation and ability to attract and retain clients. We have experienced periodic interruptions, affecting all or a portion of our systems, which we believe will continue to occur from time to time. Any systems damage or interruption that impairs our ability to accept and fill client orders could result in an immediate loss of revenue to us, and could cause some clients to purchase services offered by our competitors. In addition, frequent systems failures could harm our reputation.

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

We do not carry sufficient business interruption insurance to fully compensate us for losses that may occur.

We may become liable to clients who are dissatisfied with our services.

We design, develop, implement and manage electronic commerce solutions that are crucial to the operation of our clients’ businesses. Defects in the solutions we develop could result in delayed or lost revenue, adverse end-user reaction and negative publicity or require expensive corrections. As a result, clients who experience these adverse consequences either directly or indirectly as a result of our services could bring claims against us for substantial damages. Any claims asserted could exceed the level of our insurance. The insurance we carry may not continue to be available on economically reasonable terms, or at all. The successful assertion of one or more large claims that are uninsured, exceed insurance coverage or result in changes to insurance policies, including premium increases, could adversely affect our operating results or financial condition.

Our chief executive officer and key technical employees are critical to our business and if they do not remain with us in the future, we may be unable to effectively replace them.

Our future success significantly depends on the continued services and performance of our senior management, particularly Joel A. Ronning, our chief executive officer. Our performance also depends on our ability to retain and motivate our key technical employees who are skilled in maintaining our proprietary technology platform. The loss of the services of any of our executive officers or key technical employees could harm our business if we are unable to effectively replace that officer or employee, or if that person should decide to join a competitor or otherwise directly or indirectly compete with us. Further, we may need to incur additional operating expenses and divert other management time in order to search for a replacement. We do not maintain any key person life insurance policies.

We must continually attract and retain technical and other key personnel in order to be able to successfully execute our business strategy.

Our future success depends on our ability to continue to identify, attract, hire, train, retain and motivate highly skilled technical, managerial, operations, merchandising, sales and marketing and client service personnel. Competition for these personnel is intense, particularly in the Internet industry and we may be unable to successfully attract, assimilate or retain sufficiently qualified personnel. Failure to do so could harm our business growth and ability to achieve profitability. In addition, the market price of our Common Stock has fluctuated substantially since our initial public offering in August 1998. Consequently, potential employees may perceive our equity incentives such as stock options as less attractive and current employees whose options are no longer attractively priced may choose not to remain with our organization. In that case, our ability to attract employees will be adversely affected. Finally, should our stock price substantially decline, the retention value of stock options granted since our initial public offering will decline and our employees may choose not to remain with our organization.

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

From time to time, we may receive notice of claims of infringement of other parties’ proprietary rights.  In August 2001, an action was brought against us and other defendants in the U.S. District Court in the District of Columbia alleging infringement of United States Patent No. 6,014,651 owned by Christopher M. Crawford of Washington, D.C.  The case has been filed and is pending in the U.S. District Court in the District of Columbia.  No substantive actions have taken place as yet in this case.  The court has delayed substantive discovery in this case, pending a preliminary determination of the legal scope of Crawford’s claim.  We have been in the process of preparing materials regarding claim interpretation to present to the court.  Once the court determines the scope of the claims, we may file for a dismissal of the case if the court’s decision is consistent with our and the other defendants’ position regarding the interpretation of this patent claim.  At this time, Crawford has not made a definitive demand for the resolution of this case.

On April 25, 2002, we, along with RegSoft.com, Inc., a subsidiary of ours, and Register Now!, a division of ours, and other various defendants, were named as defendants in a patent litigation regarding United States Patent No. 4,500,919 assigned to the Massachusetts Institute of Technology, or MIT, by the inventor William F. Schreiber of Cambridge, Massachusetts.  MIT licensed the patent to Electronics for Imaging, Inc., or EFI, and these parties jointly filed a lawsuit in the U.S. District Court in the Eastern District of Texas.  The suit is still pending.  The court set the Scheduling Order and the parties have exchanged documents, selected expert witnesses for claim interpretation, and conducted depositions of the experts.  Claim interpretation determines the scope of the claims and whether we may be liable based on those claims.  We are currently in the process of preparing and responding to legal briefs regarding the scope of the patent claims.  Upon the determination of the claims’ scope, we may file for a dismissal of the case if the court construes the patent claims consistently with our position.  We have sought indemnification from vendors and have been indemnified for portions of the potential liability, but remain potentially liable for other portions.

These claims and any future assertions or prosecutions of claims like this could require us to expend significant financial and managerial resources. The defense of any claims, whether these claims are with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause product enhancement delays or require that we develop non-infringing technology or enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may be unavailable on terms acceptable to us or at all. In the event of a successful claim of infringement against us and our failure or inability to develop non-infringing technology or license the infringed or similar technology on a timely basis, we may be unable to pursue our current business plan.

Claims against us related to the software products that we deliver electronically and the tangible goods that we deliver physically could also require us to expend significant resources.

Claims may be made against us for negligence, copyright or trademark infringement, products liability or other theories based on the nature and content of software products or tangible goods that we deliver electronically and physically.  Because we did not create these products, we are generally not in a position to know the quality or nature of the content of these products. Although we carry general liability insurance and require that our customers indemnify us against end-user claims, our insurance and indemnification measures may not cover potential claims of this type, adequately cover all costs incurred in defense of potential claims, or reimburse us for all liability that may be imposed. Any costs or imposition of liability that are not covered by insurance or indemnification measures could be expensive and time-consuming to address, distract management and delay product deliveries even if we were ultimately successful in the defense of these claims.

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

•                  export compliance;

•                  pricing and taxation;

•                  fraud;

•                  advertising;

•                  intellectual property rights;

•                  information security; and

•                  quality of products and services.

Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy could also harm our operating results and substantially increase the cost to us of doing business. For example, numerous state legislatures have proposed that tax rules for Internet retailing and catalog sales correspond to enacted tax rules for sales from physical stores.  Any requirement that we collect sales tax for each online purchase and remit the tax to the appropriate state authority would be a significant administrative burden to us and possibly depress online sales.  This and any other change in laws applicable to the Internet might also require significant management resources to respond appropriately. The vast majority of these laws were adopted prior to the advent of the Internet, and do not contemplate or address the unique issues raised thereby. Those laws that do reference the Internet, such as the Digital Millennium Copyright Act, are only beginning to be interpreted by the courts and their applicability and reach are therefore uncertain.

Laws relating to user information and online privacy may limit the collection of end-user data for our clients.

We collect and maintain end-user data for our clients, which subject us to increasing international, federal and state regulation related to online privacy and the use of personal user information.   Several states have proposed legislation that would limit the use of personal user information gathered online or require online services to establish privacy policies. In addition, the U.S. Federal Trade Commission, or FTC, has urged Congress to adopt legislation regarding the collection and use of personal identifying information obtained from individuals when accessing Web sites.  In the past, the emphasis has been on information obtained from minors. Focus has now shifted to include online privacy protections for adults.  These regulations may include requirements that companies establish procedures to, among other things:

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

Bills are also pending in Congress that address online privacy protections. Laws of this kind require that we establish procedures to disclose and notify users of privacy and security policies, obtain consent from users for collection and use of information, or provide users with the ability to access, correct and delete personal information stored by us. Even in the absence of these regulations, the FTC has settled several proceedings resulting in consent decrees in which Internet companies have been required to establish programs regarding the manner in which personal information is collected from users and provided to third parties. We could become a party to a similar enforcement proceeding. These regulatory and enforcement efforts could limit our collection of demographic and personal information from end-users, which could adversely affect our ability to comprehensively serve our clients.

The adoption and implementation of international laws and regulations applicable to electronic commerce may impair our efforts to expand revenue from international transactions.

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

Compliance with future laws imposed on electronic commerce may substantially increase our costs of doing business or otherwise adversely affect our ability to offer our services.

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

In addition, we are subject to United States laws governing the conduct of business with other countries, such as export control laws, which prohibit or restrict the export of goods, services and technology to designated countries, denied persons or denied entities from the United States.  Any significant changes in these laws, particularly an expansion in the export control laws, will increase our costs of compliance and may further restrict our overseas client base.

We intend to continue to expand our international operations and these efforts may not be successful in generating additional revenue.

We sell software products and services to end-users outside the United States and we intend to continue to expand our international presence. Expansion into international markets, particularly the European and Asia-Pacific regions, requires significant resources that we may fail to recover by generating additional revenue. Conducting business outside of the United States is subject to risks, including:

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

Currently, we collect sales, use or other similar taxes with respect to electronic software download in states where we believe that we have Nexus. The application of sales related taxes to interstate and international sales over the Internet is unclear and evolving. Local, state or foreign jurisdictions may seek to impose sales or use tax collection obligations on out-of-state companies like ours that engage in electronic commerce. A successful assertion by one or more states or any foreign country that we should collect sales, use or other taxes on the sale of merchandise through our E-Business Services Division or on shipments of software could harm our results of operations. In addition, any failure by an E-Business client to collect obligatory sales or use taxes could cause the relevant jurisdiction to attempt imposing that obligation on us.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules, has required an increased amount of management attention and external resources. We intend to invest all reasonably necessary resources to comply with evolving corporate governance and public disclosure standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Internet-related stock prices are especially volatile and this volatility may depress our stock price or cause it to fluctuate significantly.

The stock market, and the trading prices of Internet-related companies in particular, have been notably volatile. This volatility is likely to continue in the short-term and is not necessarily related to the operating performance of affected companies. This broad market and industry volatility could significantly reduce the price of our Common Stock at any time, without regard to our operating performance. Factors that could cause our stock price in particular to fluctuate include and are not limited to:

•                  actual or anticipated variations in quarterly operating results;

•                  announcements of technological innovations;

•                  the ability to sign new clients and retention of existing clients;

•                  new products or services that we or our competitors offer;

•                  changes in financial estimates by securities analysts;

•                  conditions or trends in the Internet and online commerce industries;

•                  global unrest and terrorist activities;

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

Beginning in August 2001, we and certain of our officers and directors were named as defendants in several class action shareholder complaints filed in the United States District Court for the Southern District of New York, now consolidated as In re Digital River, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-7355.  In the consolidated amended complaint, the plaintiffs allege that we, certain of our officers and directors and the underwriters of our initial public offering, or IPO, violated Section 11 of the Securities Act of 1933 based on allegations that our IPO registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters.  The complaint also contains a claim for violation of Section 10(b) of the Securities Exchange Act of 1934 based on allegations that this omission constituted a deceit on investors.  The plaintiffs seek unspecified monetary damages and other relief.  Similar complaints, referred to here as the IPO Lawsuits, were filed in the same court against hundreds of other public companies.

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

On July 15, 2002, we joined in a global motion to dismiss the IPO Lawsuits filed by all of the issuers (among others).  On October 9, 2002, the court entered an order dismissing our named officers and directors from the IPO Lawsuits without prejudice, pursuant to an agreement tolling the statute of limitations with respect to these officers and directors until September 30, 2003.  On February 19, 2003, the court issued a decision denying the motion to dismiss the Section 11 claims against us and almost all of the other issuers and denying the motion to dismiss the Section 10(b) claims against us and many of the other issuers.  We believe that this lawsuit is without merit and intend to defend against it vigorously.  However, this litigation, as well as any other securities class-action litigation that might be initiated against us, could result in substantial costs and a diversion of management's attention and resources.

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

ITEM 2. PROPERTIES.

We currently lease approximately 134,000 square feet of office and warehouse space in two facilities in Eden Prairie, Minnesota.  The lease for one facility of approximately 82,000 square feet expires in September 2005.  The lease for the second facility of approximately 52,000 square feet expires on July 31, 2003.  We also lease approximately 9,000 square feet of office space in Chicago, Illinois, expiring in October 2004 and approximately 3,300 square feet of office space in suburban London, England, expiring in September 2003. In addition, we lease on a month-to-month basis approximately 800 square feet of office space in Issaquah, Washington.  We terminated a month-to-month lease of approximately 2,500 square feet of office space in San Jose, California in 2002.

ITEM 3. LEGAL PROCEEDINGS.

On February 27, 2002, ePedas initiated arbitration before the American Arbitration Association against us.  The demand for arbitration alleged breach of contract and tortious interference claims against us.  The case was transferred to the International Section of the American Arbitration Association.  The matter was settled by way of a settlement agreement executed on October 22, 2002, and the arbitration was dismissed on November 12, 2002.

Beginning in August 2001, we and certain of our officers and directors were named as defendants in several class action shareholder complaints filed in the United States District Court for the Southern District of New York, now consolidated as In re Digital River, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-7355.  In the consolidated amended complaint, the plaintiffs allege that we, certain of our officers and directors and the underwriters of our initial public offering, or IPO, violated Section 11 of the Securities Act of 1933 based on allegations that our IPO registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters.  The complaint also contains a claim for violation of Section 10(b) of the Securities Exchange Act of 1934 based on allegations that this omission constituted a deceit on investors.  The plaintiffs seek unspecified monetary damages and other relief.  Similar complaints, referred to here as the IPO Lawsuits, were filed in the same court against hundreds of other public companies.

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

On July 15, 2002, we joined in a global motion to dismiss the IPO Lawsuits filed by all of the issuers (among others).  On October 9, 2002, the court entered an order dismissing our named officers and directors from the IPO Lawsuits without prejudice, pursuant to an agreement tolling the statute of limitations with respect to these officers and directors until September 30, 2003.  On February 19, 2003, the court issued a decision denying the motion to dismiss the Section 11 claims against us and almost all of the other issuers and denying the motion to dismiss the Section 10(b) claims against us and many of the other issuers.

We are also party to patent litigation, along with other defendants, regarding United States Patent No. 6,014,651 owned by Christopher M. Crawford ("Crawford") of Washington, D.C.  The case was filed on August 21, 2001.  Crawford alleges that we directly infringe the patent by the provision of online software purchase and delivery services, that we actively induce infringement of the patent by supporting and otherwise promoting our electronic software delivery services to others and that we contributorily infringed the patent by making, using, selling and offering to sell components of our electronic software delivery services.  Crawford seeks an unspecified award of damages and to enjoin us from further infringement.  We answered the complaint on September 12, 2001.  The case is pending in the U.S. District Court in the District of Columbia.  No substantive actions have taken place as yet in this case.  The court has delayed substantive discovery in this case, pending a preliminary determination of the legal scope of Crawford's claim.  We are in the process of preparing materials regarding claim interpretation to present to the court.  Once the court determines the scope of the claims, we may file for a dismissal of the case if the court's decision is consistent with ours and the other defendants' position regarding the interpretation of this patent claim.

We, along with RegSoft.com, Inc., a subsidiary of ours, and Register Now, a division of ours, and other various defendants, were named as defendants in a patent litigation regarding United States Patent No. 4,500,919 assigned to the Massachusetts Institute of Technology, or MIT, by the inventor William F. Schreiber of Cambridge, Massachusetts.  MIT licensed the patent to Electronics for Imaging, Inc. or EFI, and these parties jointly filed a lawsuit in the U.S. District Court in the Eastern District of Texas on December 28, 2001.  EFI served us its First Amended Complaint on April 25, 2002, alleging that we infringed its patent by offering to sell and selling infringing color image editing software in the United States.  EFI seeks to enjoin us from infringing, inducing infringement and contributing to infringement.  EFI seeks an award for monetary damages, prejudgment interest and attorney's fees.  We answered EFI's complaint on June 17, 2002.  The suit is still pending.  The court has accepted documents from the parties and held a hearing regarding claim interpretation.   The claim interpretation process will determine both the scope of the claims and whether we may be liable based on this interpretation of the claims.  Upon the determination of the claims' scope, we may file for a dismissal of the case if the court construes the patent claims consistently with our position.  The parties have sought indemnification from vendors.  We have been indemnified for portions of the liability, but remain potentially liable for other portions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our Common Stock is traded on the Nasdaq National Market under the symbol “DRIV”.  Public trading of our Common Stock commenced on August 11, 1998. Prior to that, there was no public market for our Common Stock. The following table sets forth, for the periods indicated, the high and low sale price per share of our Common Stock on the Nasdaq National Market. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	HIGH	LOW
2001
First quarter	$9.50	$2.50
Second quarter	$7.50	$3.50
Third quarter	$7.93	$4.00
Fourth quarter	$19.60	$6.26

2002
First quarter	$21.94	$10.85
Second quarter	$9.50	$4.25
Third quarter	$9.94	$6.40
Fourth quarter	$15.00	$7.41

As of February 28, 2003, there were approximately 480 holders of record of our Common Stock. On February 28, 2003, the last sale price reported on the Nasdaq National Market System for our Common Stock was $8.98 per share.

We have never declared or paid any cash dividends on our capital stock. We intend to retain any future earnings to support operations and to finance the growth and development of our business and do not anticipate paying cash dividends for the foreseeable future.

See Part III, Item 12 hereof with respect to securities authorized for issuance under equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA.

	YEAR ENDED DECEMBER 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$77,783	$57,825	$31,181	$14,507	$3,424
Costs and expenses (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	2,357	2,710	1,477	801	116
Network and infrastructure	11,405	10,200	7,867	4,434	1,836
Sales and marketing	32,437	27,489	25,693	17,383	9,310
Product research and development	11,454	11,192	13,063	10,251	3,140
General and administrative	6,799	4,701	4,628	4,001	3,111
Litigation and other charges	2,500	—	—	—	—
Depreciation and amortization	6,009	4,627	3,178	1,552	604
Amortization of goodwill and other intangibles and acquisition related costs	5,738	17,009	15,387	6,886	—
Total costs and expenses	78,699	77,928	71,293	45,308	18,117
Loss from operations	(916)	(20,103)	(40,112)	(30,801)	(14,693)
Interest income	406	881	1,996	3,148	895
Net loss	$(510)	$(19,222)	$(38,116)	$(27,653)	$(13,798)
Basic and diluted net loss per share	$(0.02)	$(0.79)	$(1.78)	$(1.36)	$(1.01)
Shares used in per share computation	26,791	24,285	21,413	20,312	13,691

	DECEMBER 31,
	2002	2001	2000	1999	1998
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$40,801	$21,677	$16,920	$15,120	$63,503
Short-term investments	—	9,978	14,977	24,387	10,894
Working capital	14,498	14,024	17,038	28,777	70,563
Total assets	95,693	78,227	69,403	87,142	80,328
Accumulated deficit	(103,624)	(103,114)	(83,892)	(45,776)	(18,123)
Total stockholders’ equity	$57,186	$50,422	$48,518	$73,077	$74,587

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The Company is a leading provider of comprehensive electronic commerce outsourcing solutions. The Company was incorporated in February 1994 and commenced offering products for sale through its clients’ Web stores in August 1996. From inception through August 1996, the Company had no sales, and its activities related primarily to the development of its proprietary technology platform, known as CNS. In 1996, the Company began to focus its business development efforts on the software industry, building its inventory of software products through contracts with software publishers. In 1997, the Company began to develop software distribution relationships through contracts with online retailers. As of March 1, 2003, the Company had approximately 14,000 software publisher clients and online retailer clients served by the Software and Digital Commerce Services Division. In late 1998, the Company began to offer its comprehensive electronic commerce outsourcing services in the form of a transaction fee-based e-commerce service to clients outside of the software industry. As of March 1, 2003, the Company was operating approximately 20,000 sites under its E-Business Services Division.

The Company has approximately six years of operating history upon which investors may evaluate its business and prospects. Since inception, the Company has incurred significant losses, and as of December 31, 2002, had an accumulated deficit of approximately $104 million. The Company intends to expend financial and management resources on the development of additional services, sales and marketing, technology and operations to support larger-scale operations and greater service offerings. Although the Company expects to generate positive cash flow from operations in 2003, there can be no assurance that the Company’s revenue will increase or even continue at its current level or that the Company will achieve or maintain profitability or generate cash from operations in future periods.

The Company’s prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new and rapidly evolving markets such as electronic commerce. To address these risks, the Company must, among other things, attract and retain software publishers and online retailers as clients, attract and retain E-Business clients, introduce new Web sites, Web stores or services, continue to upgrade and develop our systems and infrastructure to meet emerging market needs and remain competitive in our service offerings, and retain and attract personnel commensurate with our business needs. There can be no assurance that the Company will be successful in addressing these risks, and any failure to do so could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s current and future expense levels are based largely on its planned operations and estimates of future revenue. Revenue and operating results generally depend on the volume and timing of orders received, which are difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenue could have an immediate adverse effect on the Company’s business, financial condition and results of operations. The Company is also likely to continue to see revenue fluctuate on a seasonal basis, which is typical for the software publishing market in general and its current E-Business Service clients. The Company believes that its first and fourth quarters tend to be seasonally stronger than its second and third quarters due to the timing of demand for tax preparation software and the holiday season selling period. In addition, it is the Company’s belief that software publishers avoid new product releases in the summer months. In view of the rapidly evolving nature of the Company’s business, the Company is unable to accurately forecast its revenue and believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are the following:

Revenue Recognition.  The Company recognizes revenue from services rendered once all the following criteria for revenue recognition have been met: (1) Pervasive evidence of an agreement exists; (2) the services have been rendered; (3) the fee is fixed and determinable and not subject to refund or adjustment; and (4) collection of the amounts due is reasonably assured. The Company derives its revenue primarily from transaction fees based on a percentage of the products sale price and fees from services rendered associated with the e-commerce services provided to its clients. These services include Web commerce development and hosting, transaction processing, fraud screening, digital delivery, integration to physical fulfillment, merchandising services, analytical marketing and customer service. The Company reports its revenue on a net basis and therefore records only the net service fees and transaction fees as its revenue.  The Company acts as the merchant of record on the majority of the transactions processed and has contractual relationships with its clients, which obligate the Company to pay to the client a specified percentage of each sale. The Company retains its transaction fee and also charges fees for services rendered. The Company also derives revenue from integration, development and consulting services. Signed contracts are obtained from clients prior to recognition of these revenues. Fees for any integration and development work required to provide on-going hosting services for the client are recognized ratably over the term of the contract once collection is reasonably assured. Clients do not have the right to take possession of the software applications used in the delivery of services. Payments received in advance of rendering the service, even if non-refundable, are recorded as deferred revenue until earned. Revenues from consulting services are recognized using the percentage-of-completion method for fixed-fee arrangements or as the services are provided for time-and-materials arrangements. If the Company does not accurately estimate the resources required or the scope of work to be performed, or does not manage its projects properly within the planned periods of time or satisfy its obligations under the contracts, future margins may be negatively affected.

Allowance for Doubtful Accounts.  The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Estimates are used in determining our allowance for doubtful accounts and are based on our historical experience and current trends.  Management makes an estimate of anticipated future credit card chargebacks and product returns related to current period revenue by analyzing the timing of historical credit card chargebacks and applying anticipated percentages to current period revenues. Similarly, management must make estimates of the uncollectability of our billed accounts receivable. Management specifically analyzes accounts receivable and historical bad debts, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  Significant management judgments and estimates must be made and used in connection with the allowance in any accounting period.  Material differences may result in the amount and timing of our revenue for any period if management makes different judgments or utilizes different estimates.

Goodwill, Intangibles And Other Long-Lived Assets.  The Company amortizes property, plant and equipment, certain intangibles and certain other long-lived assets with definite lives over their useful lives. Useful lives are based on management’s estimates of the period that the assets will generate revenue. Intangible assets with definitive lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s evaluation considers nonfinancial data such as changes in the operating environment and business strategy, competitive information, market trends and operating performance.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.”  Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment.  For acquisitions consummated by the Company subsequent to July 1, 2001, the Company adopted the provisions of SFAS No. 142 effective July 1, 2001.  The Company has adopted the full provisions of SFAS No. 142 effective January 1, 2002.  Upon adoption of SFAS No. 142, the Company discontinued the amortization of goodwill.

The Company has assessed in 2002 whether or not there was a goodwill impairment using a two-step approach based on reportable segments and reassessed any intangible assets, including goodwill, recorded in connection with earlier acquisitions. The Company’s assessment has indicated that there is no impairment of goodwill or other intangibles for the year ended December 31, 2002.

Results Of Operations

The following table sets forth certain items from the Company’s consolidated statements of operations as a percentage of total revenue for the years indicated.

	2002	2001	2000
Revenue	100.0%	100.0%	100.0%
Costs and expenses (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	3.0	4.7	4.7
Network and infrastructure	14.7	17.6	25.2
Sales and marketing	41.7	47.5	82.4
Product research and development	14.7	19.4	41.9
General and administrative	8.8	8.1	14.9
Litigation and other charges	3.2	—	—
Depreciation and amortization	7.7	8.0	10.2
Amortization of goodwill and other intangibles and acquisition related costs	7.4	29.4	49.3
Total costs and expenses	101.2	134.7	228.6
Loss from operations	(1.2)	(34.7)	(128.6)
Interest income	0.5	1.5	6.4
Net loss	(0.7)%	(33.2)%	(122.2)%

The Company has two operating segments, Software and Digital Commerce Services and E-Business Services, which have been identified as components of the Company that are reviewed regularly by management to determine resource allocation and assess performance.

Revenue.  The Company’s revenue increased to $77.8 million in 2002 from $57.8 million in 2001 and $31.2 million in 2000. The revenue increase in 2002 resulted from further expansion of the Company’s key client relationships, increasing market acceptance of electronic software downloading, merchandising activities that increased the average sales generated by the Company’s software publisher clients, the two acquisitions completed by the Company in 2002, and a full year of revenue for the four acquisitions completed at various times during 2001. The assets acquired generated approximately 9% and 7% of the Company’s total revenue during 2002 and 2001, respectively.  The revenue increases in 2002 and 2001 resulted from significant growth in the number of Company clients, the increasing market acceptance of electronic software downloading and merchandising activities that increased the average sales generated by the Company’s software publisher clients. International sales represented approximately 22%, 22% and 25% of sales in the years ended December 31, 2002, 2001 and 2000, respectively. In 2002, revenue for the Software and Digital Commerce Services Division was $63.2 million, up from $44.9 million in 2001, and $25.2 million in 2000.  Revenue for the E-Business Services Division was $14.6 million in 2002, up from $12.9 million in 2001, and 6.0 million in 2000.

Gross Profit.  Cost of revenue consists of direct cost of services and network and infrastructure expenses and is composed of direct labor costs related to revenue and the costs to operate and maintain the Company’s CNS platform, as well as customer service and operations functions.  Such amounts are shown exclusive of any related depreciation and amortization expenses. Gross profit increased substantially in all years presented, reflecting the Company’s growth in revenue. During 2002, 2001 and 2000, the Company’s gross profit margins were 82.3%, 77.7%, and 70.0%, respectively. The gross profit margin increases in 2002 and 2001 were primarily due to leveraging the Company’s infrastructure over significantly more revenue and clients. In 2002, the gross profit margin for the Software and Digital Commerce Services Division was 84.6%, up from 80.6% in 2001and 71.8% in 2000.  The gross profit margin for the E-Business Services Division was 72.2% in 2002, up from 67.4% in 2001 and 62.4% in 2000. The Company continues to believe that Internet commerce and related services may become more competitive in the future. Accordingly, the Company may reduce or alter its pricing structure and policies in the future and any such change could negatively impact gross margins.

Sales And Marketing.  Sales and marketing expense consists primarily of personnel and related expenses, advertising and promotional expenses, credit card chargebacks and bad debt expense, and credit card transaction fees. Sales and marketing expense increased to $32.4 million in 2002, from $27.5 million and $25.7 million in 2001and 2000, respectively, resulting primarily from increased credit card transaction fees and bad debt expense due to increased revenue as well as additional sales and marketing personnel and related expenses. The increase in 2002 from 2001 resulted primarily from increases in credit card transaction fees of $4.2 million, bad debt expense of $0.9 million, personnel related expenses of $1.3 million offset by a decrease in advertising expense of $1.7 million. The increase in 2001 from 2000 resulted from an increase in credit card transaction fees of $3.3 million.  As a percentage of revenue, sales and marketing expense decreased to 41.7% in 2002 from 47.5% in 2001 and 82.4% in 2000, primarily reflecting the Company’s increased revenue. In 2002, the sales and marketing expense related to the Software and Digital Commerce Services Division was $22.7 million, up from $17.5 million in 2001 and $14.7 million in 2000.  The sales and marketing expense related to the E-Business Services Division was $9.7 million in 2002, down from $10.0 million in 2001and $11.0 million in 2000.   The Company expects that sales and marketing expense will continue to increase in absolute dollars as the Company continues to build its sales and marketing infrastructure and develops marketing programs, and as volume-driven credit card expenses increase. As a percentage of revenue, these expenses are expected to continue to decrease as revenue increases.

Product Research And Development.  Product research and development expense consists primarily of personnel and related expenses and consulting costs associated with developing and enhancing the Company’s CNS platform and related internal systems. Product research and development expense was $11.5 million in 2002, compared to $11.2 million and $13.1 million in 2001 and 2000, respectively. The increase in 2002 from 2001 resulted from an increase in personnel related expenses.  The decrease in 2001 from 2000 resulted from a decrease in consulting costs of $5.0 million, partially offset by an increase in wages and benefit costs of $2.6 million. As a percentage of revenue, product research and development expense decreased to 14.7% in 2002 from 19.4% in 2001 and 41.9% in 2000, primarily reflecting the Company’s increased revenue. In 2002, the product research and development expense related to the Software and Digital Commerce Services Division was $4.8 million, the same as in 2001 and down from $5.8 million in 2000. Product research and development expense related to the E-Business Services Division was $6.7 million in 2002, up from $6.4 million in 2001 and down from $7.3 million in 2000. The Company expects that product research and development expenses will continue to decrease as a percentage of revenue as revenue increases.

General And Administrative.  General and administrative expense consists principally of executive, accounting and administrative personnel and related expenses, including deferred compensation expense, professional fees and investor relations’ expenses. General and administrative expense increased to $6.8 million in 2002, from $4.7 million and $4.6 million in 2001 and 2000, respectively. The increase in 2002 from 2001 resulted primarily from an increase in various legal and professional fees of approximately $800,000, personnel related expenses of approximately $600,000 and insurance charges of approximately $300,000.  The increase in 2001 from 2000 resulted from an increase in professional fees of $108,000. As a percentage of revenue, general and administrative expense increased to 8.8% in 2002 from 8.1% in 2001 and 14.9% in 2000, primarily reflecting the Company’s increased revenue and the growth in the expense base in 2002. General and administrative expense related to the Software and Digital Commerce Services Division was $4.5 million in 2002 up from $3.2 million in both 2001 and 2000.  In 2002, general and administrative expense for the E-Business Services Division was $2.3 million, up from $1.5 million in 2001 and $1.4 million in 2000. The Company expects general and administrative expense to increase in absolute dollars in the future, particularly as the Company continues to build infrastructure to support its growth. As a percentage of revenue, these expenses are expected to decrease as revenue increases.

Amortization Of Goodwill And Other Intangibles And Acquisition Related Costs.  Amortization of goodwill and other intangibles and acquisition related costs consists of the amortization of goodwill and other intangible assets recorded from the Company’s eleven acquisitions in the past three years, as well as other acquisition related costs such as earn-out payments. Amortization of goodwill and other intangibles and acquisition related costs decreased to $5.7 million in 2002 from $17.0 million in 2001 and $15.4 million in 2000.  The decrease in 2002 from 2001 related to the implementation of SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment.  Upon adoption of SFAS No. 142, the Company discontinued the amortization of goodwill. The Company has assessed goodwill impairment in 2002 using a two-step approach based on reportable segments and reassessed any intangible assets, including goodwill, recorded in connection with earlier acquisitions. The Company’s assessment has indicated that there is no impairment of goodwill or other intangibles for the year ended December 31, 2002 and thus the Company did not record any expense related to goodwill in 2002. The increase in 2001 from 2000 related to the amortization of goodwill and other intangibles from the four acquisitions consummated during 2001.

Loss From Operations.  The Company’s loss from operations decreased to $916,000 in 2002 from $20.1 million in 2001 and $40.1 million in 2000, resulting primarily from increased revenue without corresponding increases in operating expenses. In 2002, the Software and Digital Commerce Services Division generated income from operations of $21.4 million compared to income of $10.7 million in 2001 and a loss of $5.6 million in 2000.  In 2002, the loss from operations related to the E-Business Services Division was $8.1 million compared to a loss of $9.1 million in 2001 and $15.9 million in 2000. In calculating segment losses, the Company does not include depreciation and amortization of property and equipment or amortization of goodwill and other intangibles and acquisition related costs.

Interest Income.  Interest income consists of earnings on the Company’s cash and cash equivalents and short-term investments. Interest income decreased to $406,000 in 2002 from $881,000 in 2001 and $2.0 million in 2000, resulting from net effects in changes in average cash and cash equivalent balances and decreases in interest rates.

Income taxes.  The Company had net operating loss carryforwards of approximately $81,700,000 as of December 31, 2002. Included in this amount is approximately $16,700,000 of deductions resulting from disqualifying dispositions of stock options. When these deductions are realized for financial statement purposes they will not result in a reduction in income tax expense, rather the benefit will be recorded as additional paid-in-capital. These income tax net operating loss carryforwards expire beginning in the year 2009. Deductions from disqualifying dispositions of stock options are included in net operating loss carryforwards with a corresponding valuation allowance.  Because of the uncertainty of future realization, a valuation allowance equal to the deferred tax asset has been recorded.  Ownership changes resulting from the issuance of additional equity will limit future annual realization of the tax net operating loss carryforwards to a specified percentage of the value of the Company under Section 382 of the Internal Revenue Code.

Liquidity and Capital Resources

Net cash provided by operating activities in 2002 and 2001 was $17.6 million and $0.5 million, respectively. Net cash used in operations was $17.0 million in 2000. The net cash provided by operating activities in 2002 and 2001 and used in operating activities in 2000 was primarily the result of declining net losses, offset by goodwill and other intangibles amortization and earn-out charges, increases in accounts payable and increases in depreciation and amortization.

Net cash used in investing activities was $0.6 million in 2002 and was the result of purchases of equipment of $5.2 million and net cash paid for acquisitions of $5.4 million offset by $10.0 million in investment sales.  Net cash used in investing activities was $2.4 million in 2001 and was the result of purchases of equipment of $5.9 million and net cash paid for acquisitions of $1.5 million, offset in part by net sales of investments of $5.0 million. Net cash provided by investing activities was $14.9 million in 2000 and was the result of net sales of investments of $24.4 million partially offset by purchases of equipment of $9.4 million.

Net cash provided by financing activities in 2002, 2001 and 2000 was $2.2 million, $6.6 million, and $3.9 million, respectively. The cash provided by financing activities in each year was mainly the result of proceeds from the exercise of stock options and warrants. However, in 2002 the Company repaid the $2.5 million in notes payable related to its August 2001 acquisition of RegSoft which caused a decrease in cash provided by financing activities. Additionally, in April 2001, the Company initiated a share repurchase program of up to $5.0 million of its outstanding shares of Common Stock. Repurchases will be at the Company’s discretion based on ongoing assessments of the capital needs of the business and the market price of its shares.  No time limit was set for the completion of the repurchase program.  During 2002, no shares were repurchased under the repurchase program.  In 2001, the Company expended $267,000 to repurchase its shares.

As of December 31, 2002, the Company had approximately $40.8 million of cash and cash equivalents and working capital of approximately $14.5 million.  Significant components of the Company’s working capital are cash and cash equivalents and short term receivables net of client and merchant payables. The Company’s principal commitments consisted of long term obligations outstanding under operating leases. Although the Company has no material commitments for capital expenditures, it anticipates an increase in the rate of capital expenditures consistent with its anticipated growth in operations, infrastructure and personnel. The Company anticipates that over the next 24 months it will expend approximately $17.0 million on capital expenditures and approximately $20.0 million on product research and development, based on the Company’s current anticipated growth rate in operations. The Company may also use cash to acquire or license technology, products or businesses related to the Company’s current business. The Company also anticipates that it will continue to experience growth in its operating expenses for the foreseeable future and that its operating expenses will be a material use of the Company’s cash resources.

The Company believes that existing sources of liquidity and the results of its operations will provide adequate cash to fund its operations for at least the next 24 months, although the Company may seek to raise additional capital during that period. In January 2002, the Company filed a universal shelf registration statement with the SEC pursuant to which the Company will be permitted to issue up to $100 million in common stock, preferred stock, debt securities and/or warrants.  The sale of additional equity or convertible debt securities could result in additional dilution to the Company’s stockholders. There can be no assurances that financing will be available in amounts or on terms acceptable to the Company, if at all.

Recent Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.” This statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation.  This statement also amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company has implemented the annual reporting requirements for SFAS No. 148 at December 31, 2002.  The Company has determined at this time to continue to account for all stock-based employee compensation plans under APB Opinion No. 25.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our Financial Statements and Notes thereto appear beginning at page 41 of this report.

QUARTERLY FINANCIAL DATA

	QUARTER ENDED
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
2002
Revenue	$18,070	$19,347	$18,872	$21,494
Gross profit (a)	14,743	15,981	15,315	17,982
Income (loss) from operations (b)	(3,582)	(505)	48	3,123
Net income (loss)	(3,530)	(348)	98	3,270
Net income (loss) per share-basic	(0.13)	(0.01)	0.00	0.12
Net income (loss) per share — diluted	$(0.13)	$(0.01)	$0.00	$0.11

	QUARTER ENDED
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
2001
Revenue	$13,047	$13,055	$13,991	$17,732
Gross profit(a)	9,526	9,906	11,069	14,414
Loss from operations(b)	(6,589)	(5,324)	(4,548)	(3,642)
Net loss	(6,241)	(5,062)	(4,374)	(3,545)
Net loss per share(c)	$(0.28)	$(0.21)	$(0.18)	$(0.14)

(a)                                  Gross profit is calculated as revenue less direct cost of services and network and infrastructure expenses and excludes depreciation and amortization expense.

(b)                                 Income (loss) from operations includes amortization of goodwill and other intangibles and acquisition related costs of $1,549, $1,651, $1,356 and $1,182 in the quarters ended March 31, June 30, September 30 and December 31, 2002, respectively, and includes amortization of goodwill and other intangibles and acquisition related costs of $4,644, $3,839, $3,912, and $4,611 in the quarters ended March 31, June 30, September 30 and December 31, 2001, respectively.

(c)                                  Net loss per share is the same for both basic and diluted.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On June 13, 2002, our Board of Directors terminated its relationship with Arthur Andersen LLP as the independent public accountants of Digital River based upon the recommendation and approval of its Audit Committee.

The reports of Arthur Andersen LLP on our consolidated financial statements for the years ended December 31, 2001 and 2000 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During our years ended December 31, 2001 and 2000 and through the subsequent interim period ended June 13, 2002, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Arthur Andersen LLP would have caused it to make reference thereto in their report.

During the years ended December 31, 2001 and 2000 and through June 13, 2002, there were no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

We engaged Ernst & Young LLP as our independent accountants as of June 13, 2002.  During the years ended December 31, 2001 and 2000 and through June 13, 2002, we did not consult with Ernst & Young LLP on items which (i) were or should have been subject to Statement of Auditing Standard No. 50 or (ii) concerned the subject matter of a disagreement or reportable event with Arthur Andersen LLP (as described in Regulation S-K Item 304(a)(2)).

PART III

Certain information required in Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2002 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Other than the identification of executive officers, which is set forth in Part I, Item 1 hereof, the information required in Item 10 of Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2003 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 11. EXECUTIVE COMPENSATION.

The information required in Item 11 of Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2003 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required in Item 12 of Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2003 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required in Item 13 of Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2003 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 14.  CONTROLS AND PROCEDURES.

(a)  Based on their evaluation of our disclosure controls and procedures conducted within 90 days of the date of filing this report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934) are effective.

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

Limitations on the Effectiveness of Controls

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)           The following documents are filed as part of this report:

(1)           Index to Consolidated Financial Statements and Report of Independent Public Accountants.

The consolidated financial statements required by this item are submitted in a separate section beginning on page 41 of this report.

(2)           Financial Statement Schedules.

All schedules for which provision is made in the applicable accounting regulations of the SEC have been omitted as not required or not applicable, or the information required has been included elsewhere by reference in the financial statements and related notes, except for Schedule II, which is included as Exhibit 99-3 to this Form 10-K, as filed with the SEC.

(3)           Exhibits.

Exhibit Number	Description Of Document
2.1(1)	Asset Purchase Agreement, dated August 24, 2000, by and between the Registrant and NetSales, Inc.
2.2(2)	Asset Purchase Agreement dated as of March 20, 2001, by and between the Registrant, Calico Commerce, Inc. and ConnectInc.com, Co., a wholly-owned subsidiary of Calico Commerce, Inc.
2.3(3)	Amended and Restated Asset Purchase Agreement dated February 9, 2002 by and between the Registrant and Beyond.com.
2.4(4)	First Amendment to the Amended and Restated Asset Purchase Agreement dated as of March 15, 2002 by and between the Registrant and Beyond.com.
2.5(4)	Post-Closing Amendment to the Amended and Restated Asset Purchase Agreement dated as of March 31, 2002 by and between the Registrant and Beyond.com.
3.1(5)	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.
3.2(6)	Amended and Restated Bylaws of the Registrant, as currently in effect.
3.3(5)	Certificate of Amendment of Amended and Restated Certificate of Incorporation (amending Exhibit 3.1).
4.1(7)	Specimen Stock Certificate.
4.2(5)	Form of Senior Debt Indenture.
4.3(5)	Form of Subordinated Debt Indenture.
4.4	References are hereby made to Exhibits 3.1, 3.2 and 3.3.
10.1(5)	Form of Indemnity Agreement between Registrant and each of its directors and executive officers.
10.2(5)	1998 Stock Option Plan.
10.3(5)	Employment and Non-Competition Agreement effective May 25, 1998 by and between Joel A. Ronning and the Registrant.
10.4(5)	Heads of Agreement for International Agreement dated February 25, 1998 by and between Christopher J. Sharples, David A. Taylor and the Registrant.
10.5(5)	Form of Conditional Warrant to Purchase Common Stock dated April 22, 1998 by and between Wasserstein Adelson Ventures, L.P. and Registrant.
10.6(5)	Form of Warrant to Purchase Common Stock by and between certain investors and Registrant.
10.7(5)	Consent to Assignment and Assumption of Lease dated April 22, 1998 by and between CSM Investors, Inc., IntraNet Integration Group, Inc. and Registrant.
10.8(5)	Assignment of Lease dated April 21, 1998 by and between Intranet Integration Group, Inc. and Registrant.

10.9(5)	Lease Agreement dated January 18, 2000 between Property Reserve, Inc. and Registrant.
10.10(6)	First Amendment of Lease dated January 31, 2001 to that certain Lease dated April 24, 1996 between CSM Investors, Inc. and Registrant (as assignee of Intranet Integration Group, Inc.).
10.11(6)	1999 Stock Option Plan, formerly known as the 1999 Non-Officer Stock Option Plan.
10.12(8)	2000 Employee Stock Purchase Plan.
10.13(2)	Voting Agreement, dated March 20, 2001, by and between the Registrant, Calico Commerce, Inc. and ConnectInc.com, Co.
21.1	Subsidiaries of Digital River, Inc.
23.1	Consent of Independent Auditors, dated March 24, 2003.
24.1	Power of Attorney, pursuant to which amendments to this Annual Report on Form 10-K may be filed, is included on the signature pages of this Annual Report on Form 10-K.
99.1	Certification of Digital River, Inc.’s Chief Executive Officer, Joel A. Ronning, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Digital River, Inc.’s Chief Financial Officer, Carter D. Hicks, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3	Report of Independent Auditors

(1)           Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 8, 2000.

(2)           Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 26, 2001.

(3)           Incorporated by reference from the Company’s Current Report on Form 8-K filed February 11, 2002

(4)           Incorporated by reference from the Company’s Current Report on Form 8-K filed April 15, 2002

(5)           Incorporated by reference from the Company’s Registration Statement on Form S-3 (File No. 333-81626), declared effective on February 12, 2002.

(6)           Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 27, 2001.

(7)           Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 333-56787), declared effective on August 11, 1998.

(8)           Incorporated by reference from the Company’s Registration Statement on Form S-8 (File No. 333- 53332) declared effective on January 8, 2001.

(b)           None.

(c)           See Exhibits listed under Item 15(a)(3).

(d)           The financial statement schedules required by this item are listed under 15(a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Eden Prairie, State of Minnesota, on the 28th of March 2003.

DIGITAL RIVER, INC.

By:	/s/ Joel A. Ronning
Joel A. Ronning
CHIEF EXECUTIVE OFFICER AND DIRECTOR

We, the undersigned, directors and officers of Digital River, Inc., do hereby severally constitute and appoint Joel A. Ronning and Carter D. Hicks and each or any of them, our true and lawful attorneys and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Joel A. Ronning
Joel A. Ronning	Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2003

/s/ Carter D. Hicks
Carter D. Hicks	Chief Financial Officer and Treasurer	March 28, 2003

/s/ Perry W. Steiner
Perry W. Steiner	Director	March 28, 2003

/s/ William Lansing
William Lansing	Director	March 28, 2003

/s/ Thomas F. Madison
Thomas F. Madison	Director	March 28, 2003

/s/ J. Paul Thorin
J. Paul Thorin	Director	March 28, 2003

/s/ Frederic Seegal
Frederic Seegal	Director	March 28, 2003

/s/ Timothy C. Choate
Timothy C. Choate	Director	March 28, 2003

CERTIFICATIONS

I, Joel A. Ronning, certify that:

1.                                     I have reviewed this annual report on Form 10-K of Digital River, Inc.;

2.                                     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                     The registrant’s other certifying officers and I have indicated in this annual report whether  there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 28, 2003	/s/ Joel A. Ronning
Joel A. Ronning
Chief Executive Officer

I, Carter D. Hicks, certify that:

1.                                     I have reviewed this annual report on Form 10-K of Digital River, Inc.;

2.                                     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)  Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                     The registrant’s other certifying officers and I have indicated in this annual report whether  there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 28, 2003	/s/ Carter D. Hicks
Carter D. Hicks
Chief Financial Officer

Report of Independent Auditors

Board of Directors and Stockholders
Digital River, Inc.

We have audited the accompanying consolidated balance sheet of Digital River, Inc. and subsidiaries as of December 31, 2002 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Digital River, Inc. and subsidiaries as of December 31, 2001 and 2000, and for the two years then ended, were audited by other auditors who have ceased operations and whose reports dated January 28, 2002 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digital River, Inc. and subsidiaries as of December 31, 2002 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

As discussed above, the consolidated financial statements of Digital River, Inc. and subsidiaries as of December 31, 2001 and 2000, and for the two years then ended, were audited by other auditors who have ceased operations. As described in Note 2, these consolidated financial statements have been revised to include the transitional disclosures required by Financial Accounting Standard No. 142, “Goodwill and other Intangible Assets”, which was adopted by the Company as of January 1, 2002. We have audited the disclosures in Note 2 and, in our opinion, the disclosures for 2001 and 2000 in Note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
January 28, 2003

The following report is a copy of a report previously issued by Arthur Andersen LLP (“Andersen”), which has not been reissued by Andersen. Certain financial information for each of the two years in the period ended December 31, 2001 was not reviewed by Andersen and includes: (i) reclassifications to conform to our 2002 financial statement presentation and (ii) additional disclosures to conform with new accounting pronouncements and SEC rules and regulations issued during such fiscal year.

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

Arthur Andersen LLP

Minneapolis, Minnesota,

January 28, 2002

DIGITAL RIVER, INC.

Consolidated Balance Sheets as of December 31

(in thousands, except share data)

	2002	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,801	$21,677
Short-term investments	—	9,978
Accounts receivable, net of allowance of $1,746 and $839	10,397	8,719
Prepaid expenses and other	1,807	1,455

Total current assets	53,005	41,829

PROPERTY AND EQUIPMENT:
Property and equipment	29,036	25,374
Less accumulated depreciation	(13,399)	(9,228)

Net property and equipment	15,637	16,146

GOODWILL	18,698	11,273
INTANGIBLE ASSETS, net of accumulated amortization of $14,596 and $8,858	8,346	8,934
OTHER ASSETS	7	45
	$95,693	$78,227

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$—	$2,500
Accounts payable	31,126	19,360
Accrued payroll	1,788	2,803
Deferred revenue	1,865	1,106
Other accrued liabilities	3,728	2,036

Total current liabilities	38,507	27,805

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $.01 par value; 60,000,000 shares authorized; 27,537,240 and 26,462,905 shares issued and outstanding	275	265
Additional paid-in capital	160,535	153,308
Deferred compensation	—	(37)
Accumulated deficit	(103,624)	(103,114)

Total stockholders’ equity	57,186	50,422

	$95,693	$78,227

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL RIVER, INC.

Consolidated Statements of Operations for the Years Ended December 31

(in thousands, except per share data)

	2002	2001	2000
REVENUE	$77,783	$57,825	$31,181
COSTS AND EXPENSES (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	2,357	2,710	1,477
Network and infrastructure	11,405	10,200	7,867
Sales and marketing	32,437	27,489	25,693
Product research and development	11,454	11,192	13,063
General and administrative	6,799	4,701	4,628
Litigation and other charges	2,500	—	—
Depreciation and amortization	6,009	4,627	3,178
Amortization of goodwill and other intangibles and acquisition related costs (Note 2)	5,738	17,009	15,387
Total costs and expenses	78,699	77,928	71,293
LOSS FROM OPERATIONS	(916)	(20,103)	(40,112)
INTEREST INCOME	406	881	1,996

NET LOSS	$(510)	$(19,222)	$(38,116)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.02)	$(0.79)	$(1.78)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	26,791	24,285	21,413

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL RIVER, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands)

			Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Comprehensive Loss

	Common Stock
	Shares	Amount
BALANCE, December 31, 1999	20,699	$207	$119,445	$(637)	$(162)	$(45,776)	$73,077	$(27,815)
Common Stock issued for acquisitions and earn-out arrangements	1,124	11	9,082	—	—	—	9,093
Exercise of stock options and warrants	339	4	3,585	—	—	—	3,589
Common Stock issued under the Employee Stock Purchase Plan	113	1	291	—	—	—	292
Deferred compensation expense	—	—	—	443	—	—	443
Unrealized gain on investments	—	—	—	—	140	—	140	140
Net loss	—	—	—	—	—	(38,116)	(38,116)	(38,116)

BALANCE, December 31, 2000	22,275	223	132,403	(194)	(22)	(83,892)	48,518	(37,976)
Common Stock issued for acquisitions and earn-out arrangements	2,817	28	14,351	—	—	—	14,379
Exercise of stock options and warrants	1,246	13	6,281	—	—	—	6,294
Common Stock issued under the Employee Stock Purchase Plan	182	2	539	—	—	—	541
Repurchase of Common Stock	(57)	(1)	(266)	—	—	—	(267)
Deferred compensation expense	—	—	—	157	—	—	157
Unrealized gain on investments	—	—	—	—	22	—	22	22
Net loss	—	—	—	—	—	(19,222)	(19,222)	(19,222)

BALANCE, December 31, 2001	26,463	265	153,308	(37)	—	(103,114)	50,422	(19,200)
Common Stock issued for acquisitions and earn-out arrangements	171	2	2,553	—	—	—	2,555
Exercise of stock options and warrants	854	8	4,294	—	—	—	4,302
Common Stock issued under the Employee Stock Purchase Plan	49	—	380	—	—	—	380
Deferred compensation expense	—	—	—	37	—	—	37
Net loss	—	—	—	—	—	(510)	(510)	(510)

BALANCE, December 31, 2002	27,537	$275	$160,535	$—	$—	$(103,624)	$57,186	$(510)

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL RIVER, INC.

Consolidated Statements of Cash Flows For the Years Ended December 31,

(in thousands)

	2002	2001	2000
OPERATING ACTIVITIES:
Net loss	$(510)	$(19,222)	$(38,116)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Goodwill and other intangibles amortization and earn-out charges	5,738	17,009	13,354
Depreciation and amortization	6,009	4,627	3,178
Deferred compensation expense	37	157	443
Litigation and other charges	1,675	—	—
Change in operating assets and liabilities:
Accounts receivable	(1,942)	(2,817)	(2,448)
Prepaid and other assets	(432)	(239)	(243)
Accounts payable	8,025	2,916	3,319
Deferred revenue	759	(727)	1,681
Accrued payroll and other accrued liabilities	(1,776)	(1,157)	1,820
Net cash provided by (used in) operating activities	17,583	547	(17,012)
INVESTING ACTIVITIES:
Purchases of investments	—	(13,000)	(12,034)
Sales and maturities of investments	9,978	17,999	36,416
Cash paid for acquisitions, net of cash received	(5,383)	(1,460)	(45)
Purchases of equipment	(5,236)	(5,890)	(9,380)
Patent acquisition costs	—	(7)	(26)
Net cash provided by (used in) investing activities	(641)	(2,358)	14,931
FINANCING ACTIVITIES:
Net proceeds from sales of common stock	380	541	292
Exercise of stock options and warrants	4,302	6,294	3,589
Repurchase of common stock	—	(267)	—
Repayment of notes payable	(2,500)	—	—
Net cash provided by financing activities	2,182	6,568	3,881
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,124	4,757	1,800
CASH AND CASH EQUIVALENTS, beginning of period	21,677	16,920	15,120
CASH AND CASH EQUIVALENTS, end of period	$40,801	$21,677	$16,920

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in acquisitions and earn-outs	$2,555	$14,379	$9,093
Issuance of note payable in acquisition	—	2,500	—

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

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

The Company has experienced significant losses since inception ($103.6 million through December 31, 2002) and has, until the later stages of 2001, experienced significant negative cash flows from operations. The Company’s prospects must be considered in light of the risks frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as electronic commerce. To address these risks, the Company must, among others things, maintain existing and develop new relationships with independent software publishers, online retailers and other companies outside of the software market, maintain and increase its client base, implement and successfully execute its business and marketing strategy, continue to develop and upgrade its technology and transaction-processing systems, provide superior customer service and order fulfillment, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurances that the Company will be successful in addressing such risks, and the failure to do so could have a material adverse effect on the Company’s business, financial condition and results of operations.

Principles of Consolidation

The consolidated financial statements include the accounts of Digital River, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments, primarily high grade commercial paper and money market accounts, that are readily convertible into known amounts of cash and that have original maturities of three months or less to be cash equivalents.  As of December 31, 2002 and 2001, cash balances of approximately $3.0 million and $1.4 million, respectively were maintained related to potential future credit card fees and chargebacks.

Investments

Investments held by the Company are classified as available for sale securities and are carried at their market value with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive losses within stockholders’ equity.

The following is a summary of the Company’s investment securities:

	Cost	Fair Value
December 31, 2001
Commercial Paper	$9,978,000	$9,978,000

As of December 31, 2001, all securities were due in less than one year. The Company had proceeds from sales of investments of $9,978,000, $17,999,000, and $36,416,000 in 2002, 2001 and 2000, respectively. The cost basis of investments and gains and losses are based on specific identification. Realized gains and/or losses on sales of investments were not significant in the 2002, 2001 and 2000.

Property and Equipment

Property and equipment is stated at cost and is being depreciated under the straight-line method using lives of three to seven years and consists mainly of computer equipment and software licenses.

Long-Lived Assets

The Company will record impairment losses on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the carrying amount of such assets.

Patents

The costs of developing patents are amortized over a three-year period utilizing the straight-line method of amortization once the patent application is filed. As of December 31, 2002, currently existing patents have been fully amortized.  Patents are included in other assets on the accompanying consolidated balance sheets, net of accumulated amortization of $435,000 and $400,000 as of December 31, 2002 and 2001.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, notes payable and accounts payable approximates fair value because of the short maturity of these instruments.

Revenue Recognition

The Company recognizes revenue from services rendered once all the following criteria for revenue recognition have been met: 1) Pervasive evidence of an agreement exists, 2) the services have been rendered, 3) the fee is fixed and determinable and not subject to refund or adjustment and 4) collection of the amounts due is reasonably assured. The Company derives its revenue primarily from transaction and service fees associated with the e-commerce services provided to its clients. These services include Web commerce hosting, transaction processing, digital and physical fulfillment services, fraud screening, customer service and merchandising and analytical marketing services. The Company acts as the merchant of record on the majority of the transactions processed and has contractual relationships with its clients, primarily software publishers and online retailers, which obligate the Company to pay to the client a specified percentage of each sale. The Company retains its transaction fee and also charges for various service fees. The Company also derives revenue from providing clients the right to use its software applications, integration, development and consulting services provided to clients. Signed contracts are obtained from clients prior to recognition of these revenues. Fees for the use of software applications and any integration and development work required to provide on-going hosting services for the client are recognized ratably over the term of the contract once collection is reasonably assured. Clients do not have the right to take possession of the software applications used in the delivery of services. Payments received in advance of revenue recognition, even if non-refundable, are recorded as deferred revenue and recognized when earned. Revenues from consulting services are recognized as the services are provided.

Sales to foreign customers accounted for 22%, 22% and 25% of sales for 2002, 2001 and 2000, respectively.  In addition, revenue derived from sales of product from one software publisher accounted for approximately 23%, 15%, and 0% of total Company revenue in 2002, 2001 and 2000, respectively.

Advertising Costs

The costs of advertising are charged to sales and marketing expense as incurred. The Company incurred advertising expense of $413,000, $2,084,000 and $2,253,000 in 2002, 2001, 2000, respectively.

Income Taxes

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using currently enacted tax rates. No income taxes were paid in any of the years presented.

Stock-Based Compensation

At December 31, 2002, the Company has two stock-based employee compensation plans, which are described more fully in Note 7.  The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  No stock-based employee compensation cost is reflected in net loss, as substantially all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.  The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provision of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

The Company has elected to apply the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148. Accordingly, the Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Compensation cost for stock options is measured as the excess, if any, of the fair value of the Company’s Common Stock at the date of grant over the stock option exercise price. Had compensation costs for these plans been determined consistent with SFAS No. 123, the Company’s net loss would have been adjusted to the following pro forma amounts:

	For the Years Ended December 31,
	2002	2001	2000
Net loss, as reported	$(510,000)	$(19,222,000)	$(38,116,000)
Add: Stock-based compensation, as reported	37,000	218,000	443,000
Deduct: Total stock-based compensation determined under fair value based method for all awards	(8,668,000)	(3,164,000)	(11,484,000)
Adjusted net loss, fair value method for all stock-based awards	$(9,141,000)	$(22,168,000)	$(49,157,000)

Basic and diluted loss per share — as reported	$(0.02)	$(0.79)	$(1.78)
Basic and diluted loss per share — SFAS No. 123 adjusted	$(0.34)	$(0.91)	$(2.30)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used: risk-free interest rates of 3.0%, 4.5%, and 6% in 2002, 2001, and 2000, respectively; no expected dividends; expected lives of five years; and a volatility factor of 1.4, 1.1, and 1.2 in 2002, 2001, and 2000, respectively. The weighted average fair value of the options granted in 2002, 2001, and 2000 was $7.16, $3.56, and $20.46, respectively.

Net Loss per Share

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. The computation of diluted earnings per common share is similar to the computation of basic loss per common share, except that the denominator is increased for the assumed conversion of convertible securities and the exercise of dilutive options using the treasury stock method. The weighted average shares used in computing basic and diluted loss per share were the same in each of the three years ended December 31, 2002. Stock options and warrants totaling 6,115,950, 5,947,790 and 5,383,113 for 2002, 2001 and 2000, respectively, were excluded from the computation of loss per share as their effect was antidilutive.

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

Recent Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.” This statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation.  This statement also amends the disclosure requirements of SFAS No. 123 and ABP Opinion No. 28, “Interim Financial Reporting,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company has implemented the annual reporting requirements for SFAS No. 148 at December 31, 2002 (see above).  The Company has determined at this time to continue to account for all stock-based employee compensation plans under ABP Opinion No. 25.

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

2. Goodwill and intangible assets

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

The Company has assessed goodwill impairment using a two-step approach based on reportable segments and reassessed any intangible assets, including goodwill, recorded in connection with earlier acquisitions. The Company completed its initial and annual required goodwill impairment tests under SFAS No. 142 in the first and fourth quarters of 2002, respectively, which indicated that there was no impairment of goodwill or other intangibles.

Upon adoption of SFAS No. 142, the Company discontinued the amortization of goodwill.  The following table presents a reconciliation of net income (loss) and net income (loss) per share adjusted for the exclusion of goodwill amortization:

	Year ended December 31,
	2002	2001	2000
Reported net income	$(510,000)	$(19,222,000)	$(38,116,000)
Add goodwill amortization	—	10,769,000	7,594,000
Adjusted net income (loss)	$(510,000)	$(8,453,000)	$(30,522,000)

Reported net income (loss) per share	$(0.02)	$(0.79)	$(1.78)
Add goodwill amortization per share	—	0.44	0.35
Adjusted net income (loss) per share	$(0.02)	$(0.35)	$(1.43)

The changes in the net carrying amount of goodwill for the year ended December 31, 2002, by operating segment, are as follows:

	Software and Digital Commerce Services Division	E-Business Services Division	Total
Balance as of December 31, 2001	$8,280,000	$2,993,000	$11,273,000
Goodwill from acquisitions and earnouts	2,790,000	4,635,000	7,425,000
Balance as of December 31, 2002	$11,070,000	$7,628,000	$18,698,000

Information regarding the Company’s other intangible assets is as follows:

	Year Ended December 31, 2002
	Carrying amount Gross	Accumulated amortization	Carrying amount Net
Customer relationships	$14,117,000	$8,171,000	$5,946,000
Non-compete agreements	3,150,000	2,399,000	751,000
Technology/tradename	5,675,000	4,026,000	1,649,000
Total	$22,942,000	$14,596,000	$8,346,000

	Year Ended December 31, 2001
	Carrying amount	Accumulated amortization	Net
Customer relationships	$9,317,000	$4,728,000	$4,589,000
Non-compete agreements	3,050,000	1,610,000	1,440,000
Technology/tradename	5,425,000	2,520,000	2,905,000
Total	$17,792,000	$8,858,000	$8,934,000

Estimated amortization expense for the remaining life of the intangible assets, based on intangible assets as of December 31, 2002, is as follows:

2003	$4,727,000
2004	3,190,000
2005	429,000

3. Acquisitions and Purchases of Assets:

In March 2002, pursuant to an Asset Purchase Agreement between the Company and Innuity Acquisition Corp. (“IAC”), the Company purchased certain assets for approximately $2,400,000 in cash and assumed approximately $3,600,000 in merchant liabilities.  Goodwill of $4,215,000 was recorded as a result of this agreement.  The Company will amortize intangible assets acquired, consisting of customer base, non-compete agreements and technology/tradename over a three-year period.  The agreement includes an opportunity for a cash earn-out based on revenue generated from the IAC assets during the 12-month period following the close of the transaction.  Such earn-out amount, if any, will be recorded as additional goodwill.

In March 2002, pursuant to an Amended and Restated Asset Purchase Agreement (the “Agreement”) between the Company and Beyond.com Corporation (“Beyond.com”), in exchange for 179,096 shares of the Company’s Common Stock, the Company purchased those assets and assumed those liabilities of Beyond.com related to its eStores business, which manages online stores for clients.  The Company will amortize intangible assets acquired, consisting of customer relationships and non-compete agreements, over a three-year period.  The purchase was approved by the U.S. Bankruptcy Court following Beyond.com’s filing for Chapter 11 bankruptcy protection.  Immediately following the closing of the Agreement, the Company entered into a Post-Closing Amendment to the Agreement with Beyond.com (the “Post-Closing Amendment”), pursuant to which, among other things, the Company agreed to increase the number of shares to be delivered to Beyond.com under the Agreement to 222,842, in exchange for a release of certain potential claims by Beyond.com against the Company.  The Post-Closing Amendment is subject to approval by the U.S. Bankruptcy Court.  The Official Committee of Unsecured Creditors  (“Committee”) of Beyond.com’s bankruptcy estate has objected to the Post-Closing Amendment, asserting that the increase in shares to be delivered to Beyond.com under the Post-Closing Amendment is inadequate.  The hearing on Beyond.com’s motion to approve the Post-Closing Amendment was originally set for June 7, 2002.  The parties, with the approval of the U.S. Bankruptcy Court, have agreed to continue the hearing on several occasions.  The U.S. Bankruptcy Court is currently scheduled to consider the Post-Closing Amendment on May 23, 2003.  Beyond.com is also asserting that it is entitled to additional shares with a value of $650,000 under the Agreement pursuant to provisions of the Agreement under which Beyond.com could earn additional consideration post-closing if certain clients of Beyond.com immediately prior to the closing maintain or establish client relationships with the Company following the closing.  The Company disagrees that any of such shares are due to Beyond.com under the Agreement. Of the shares issued at closing, 70,000 shares were placed in escrow to secure certain indemnification obligations contained in the Agreement.  The parties agreed to the return of 8,277 shares to the Company to satisfy outstanding claims under the escrow.  An additional 14,482 of these shares are subject to additional outstanding claims and will remain in escrow pending resolution of such claims; the remaining 47,241 shares have been released to Beyond.com.

In connection with the Company’s purchase of the FreeMerchant.com assets of Network Commerce in December 2001, the former owners of Network Commerce received earn-out payments totaling $420,000 during the twelve months ended December 31, 2002.  The Company recorded such amounts as additional goodwill.

In connection with the Company’s acquisition of all the outstanding stock of RegSoft.com (“Regsoft”) in February 2001, additional goodwill of $2,750,000 was recorded as part of an earn-out agreement during the twelve months ended December 31, 2002.  In consideration for this earn-out, the former stockholders of RegSoft received earn-out payments of $2,210,000 in November of 2002 and a note payable for the remaining $540,000 which is payable in March of 2003.  This note payable is included in accounts payable in our consolidated balance sheet as of December 31, 2002.

Following is an allocation of the net assets acquired from the acquisitions consummated and amounts paid under earnout arrangements in 2002 and 2001.

	2002	2001
Tangible assets	$231,000	$2,906,000
Liabilities assumed	(3,759,000)	(2,063,000)
Customer relationships	4,800,000	4,255,000
Non-compete agreements	100,000	1,350,000
Technology/tradename	250,000	3,425,000
Goodwill	7,425,000	8,836,000
Net assets acquired	$9,047,000	$18,079,000

The following unaudited pro forma condensed results of operations for 2002, 2001, and 2000 has been prepared as if each of the acquisitions in 2002 had occurred on January 1, 2001 and as if each of the 2001 acquisitions had occurred on January 1, 2000.

	2002	2001	2000
Revenue	$79,722,000	$73,928,000	$44,053,000
Loss from operations	(3,425,000)	(39,841,000)	(72,126,000)
Net loss	(3,854,000)	(40,069,000)	(70,386,000)
Basic and diluted loss per share	$(0.14)	$(1.59)	$(2.96)

This financial information does not purport to represent results that would actually have been obtained if the transactions had been in effect on January 1, 2002, 2001, 2000 as applicable, or any future results that may in fact be realized.

4. Income Taxes:

The reconciliation of the reported income tax expense to the amount the would result from applying the U.S. federal statutory rate of 35% to the net loss is as follows:

	Year ended December 31,
	2002	2001	2000
Tax benefit at statutory rate	$(179,000)	$(6,728,000)	$(13,341,000)
State taxes, net of federal benefit	63,000	(1,000,000)	(1,982,000)
Stock compensation deductions	—	(258,000)	(1,339,000)
Non-deductible goodwill and earn-out compensation	712,000	3,255,000	3,453,000
Non-deductible expense and other	23,000	585,000	285,000
Change in valuation allowance	(619,000)	4,146,000	12,924,000
Total	$—	$—	$—

As of December 31, 2002, the Company had net operating loss carryforwards of approximately $81,700,000. Included in this amount is approximately $16,700,000 of deductions resulting from disqualifying dispositions of stock options. When these deductions are realized for financial statement purposes they will not result in a reduction in income tax expense, rather the benefit will be recorded as additional paid-in-capital. These income tax net operating loss carryforwards expire beginning in the year 2009. Deductions from disqualifying dispositions of stock options are included in net operating loss carryforwards with a corresponding valuation allowance.  Because of the uncertainty of future realization, a valuation allowance equal to the deferred tax asset has been recorded.

The components of deferred income taxes are as follows:

	2002	2001
Net operating loss carryforwards	$32,490,000	$32,136,000
Nondeductible reserves and accruals	1,972,000	369,000
Depreciation and amortization	4,503,000	4,656,000
Valuation allowance	(38,965,000)	(37,161,000)
	$—	$—

Ownership changes resulting from the issuance of additional equity will limit future annual realization of the tax net operating loss carryforwards to a specified percentage of the value of the Company under Section 382 of the Internal Revenue Code.

5. Commitments and Contingencies:

Leases

The Company currently has four facility leases in addition to leasing certain computer equipment under non-cancelable operating leases. Total rent expense, including common area maintenance charges, recognized under all leases was $1,652,000, $1,367,000, and $839,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The minimum annual rents under long-term leases at December 31, 2002 were as follows:

Year ending December 31,
2003	$1,103,000
2004	745,000
2005	468,000
$2,316,000

Litigation

On February 27, 2002, ePedas initiated arbitration before the American Arbitration Association against the Company.  The demand for arbitration alleged breach of contract and tortious interference claims against the Company.  The case was transferred to the International Section of the American Arbitration Association.  The matter was settled by way of a settlement agreement executed on October 22, 2002, and the arbitration was dismissed on November 12, 2002.

In April 2002, we, along with RegSoft.com, Inc., a subsidiary of the Company, and Register Now!, a division of the Company, and other various defendants, became party to patent litigation, regarding United States Patent No. 4,500,919 assigned to the Massachusetts Institute of Technology (hereinafter “MIT”) by the inventor William F. Schreiber of Cambridge, Massachusetts.  MIT licensed the patent to Electronics for Imaging, Inc. and the parties jointly filed a lawsuit in the U.S. District Court in the Eastern District of Texas.  The suit is still pending.   Upon the determination of the claims’ scope, the Company may file for a dismissal of the case if the court construes the patent claims consistently with our position.  The Company believes these lawsuits are without merit and intend to defend against them vigorously.

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

Employee Benefit Plan

The Company has a defined contribution 401(k) retirement plan for eligible employees.  Employees may contribute up to 15% of their pretax compensation to the plan, with the Company providing a discretionary match of the employee contribution of up to 50% of the total employee contribution.  Amounts charged to expense related to the Company’s matching contributions for the years ended December 31, 2002, 2001 and 2000 totaled $706,000, $559,400 and $408,100, respectively.

6. Stockholders’ Equity:

Warrants

Warrants to purchase 101,667 shares of Common Stock issued principally in conjunction with sales of Common Stock at an exercise price of $3.00 per share were outstanding as of December 31, 2002.  The warrants expire at various dates between February and August 2003.

Share Repurchase Program

In April 2001, the Company announced a share repurchase program of up to $5,000,000 of its outstanding shares of Common Stock.  Repurchases will be at the Company’s discretion based on ongoing assessments of the capital needs of the business and the market price of its shares.  No shares were repurchased under this program during 2002.  Shares repurchased under the program totaled 57,000 for total consideration of $267,000 in 2001.

7. Stock Options:

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

The Company’s 1999 Non-Officer Stock Option Plan (the “NOP”) provides for the granting of nonqualified stock options to purchase up to 8,450,000 shares of Common Stock and has terms similar to those of the SOP.

A summary of the change in outstanding options under the SOP and NOP is as follows:

	Options Outstanding	Option Price Per Share
Balance, December 31, 1999	3,092,786	$ .38 - $31.13
Grants	2,641,028	6.00 - 28.88
Exercised	(303,533)	.38 - 23.40
Cancelled	(817,696)	1.69 - 31.13
Balance, December 31, 2000	4,612,585	1.13 - 31.13
Grants	3,631,533	.01 - 6.74
Exercised	(679,336)	.01 - 11.75
Cancelled	(1,736,608)	.01 - 31.13
Balance, December 31, 2001	5,828,174	1.69 - 31.13
Grants	2,305,850	4.65 - 16.54
Exercised	(836,878)	1.69 - 11.75
Cancelled	(1,242,863)	1.69 - 31.13
Balance, December 31, 2002	6,054,283	$1.69 - $31.13

A summary of information about total stock options outstanding at December 31, 2002 is as follows:

	Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Life Remaining	Number Exercisable	Weighted Average Price
$1.69 - $3.88	737,511	7.1 years	392,970	$3.00
4.56 - 7.55	4,262,605	8.6 years	1,195,005	5.47
8.50 - 13.92	430,414	8.7 years	138,226	12.85
16.54 - 31.13	623,753	6.6 years	519,292	21.96
$1.69 - $31.13	6,054,283	8.2 years	2,245,493	$9.30

The Company recorded compensation expense for the difference between the grant price and the fair market value of the Company’s Common Stock on options to purchase 30,533 shares at an exercise price of $.01 issued in January 2001.

The Company also sponsors an employee stock purchase plan under which 600,000 shares have been reserved for purchase by employees. The purchase price of the shares under the plan is the lesser of 85% of the fair market value on the first or last day of the offering period. Offering periods currently are each six months ending on June 30 and December 31. Employees may designate up to ten percent of their compensation for the purchase of shares under the plan. Total shares purchased by employees under the plan were 49,000, 182,000, 113,000 in the years ended December 31, 2002, 2001 and 2000, respectively.

8. Segment Information:

The Company has two operating segments, Software and Digital Commerce Services and E-Business Services, which have been identified as components of the Company that are reviewed regularly by management to determine resource allocation and assess performance. Unallocated corporate items consist of depreciation, goodwill and other intangibles amortization, acquisition-related costs and interest income for operational results and consist of certain cash, investments and goodwill for total assets.  Segment information for 2002, 2001 and 2000 is as follows:

	Software and Digital Commerce Services Division	E-Business Services Division	Unallocated Corporate Items	Consolidated
Year ended December 31, 2002:
Revenue	$63,195,000	$14,588,000	$—	$77,783,000
Gross profit (excludes depreciation and amortization expense)	53,482,000	10,539,000	—	64,021,000
Income (loss) from operations	21,427,000	(8,097,000)	(14,246,000)	(916,000)
Net income (loss)	21,427,000	(8,097,000)	(13,840,000)	(510,000)
Total assets at December 31, 2002	41,343,000	15,623,000	38,727,000	95,693,000

Year ended December 31, 2001:
Revenue	$44,914,000	$12,911,000	$—	$57,825,000
Gross profit (excludes depreciation and amortization expense)	36,214,000	8,701,000	—	44,915,000
Income (loss) from operations	10,672,000	(9,139,000)	(21,636,000)	(20,103,000)
Net income (loss)	10,672,000	(9,139,000)	(20,755,000)	(19,222,000)
Total assets at December 31, 2001	20,858,000	9,159,000	48,209,000	78,227,000

Year ended December 31, 2000:
Revenue	$25,221,000	$5,960,000	$—	$31,181,000
Gross profit (excludes depreciation and amortization expense)	18,119,000	3,718,000	—	21,387,000
Income (loss) from operations	(5,611,000)	(15,936,000)	(18,565,000)	(40,112,000)
Net income (loss)	(5,611,000)	(15,936,000)	(16,569,000)	(38,116,000)
Total assets at December 31, 2000	16,256,000	7,051,000	46,096,000	69,403,000

INDEX TO EXHIBITS

Exhibit Number	Description Of Document
2.1(1)	Asset Purchase Agreement, dated August 24, 2000, by and between the Registrant and NetSales, Inc.
2.2(2)	Asset Purchase Agreement dated as of March 20, 2001, by and between the Registrant, Calico Commerce, Inc. and ConnectInc.com, Co., a wholly-owned subsidiary of Calico Commerce, Inc.
2.3(3)	Amended and Restated Asset Purchase Agreement dated February 9, 2002 by and between the Registrant and Beyond.com.
2.4(4)	First Amendment to the Amended and Restated Asset Purchase Agreement dated as of March 15, 2002 by and between the Registrant and Beyond.com.
2.5(4)	Post-Closing Amendment to the Amended and Restated Asset Purchase Agreement dated as of March 31, 2002 by and between the Registrant and Beyond.com.
3.1(5)	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.
3.2(6)	Amended and Restated Bylaws of the Registrant, as currently in effect.
3.3(5)	Certificate of Amendment of Amended and Restated Certificate of Incorporation (amending Exhibit 3.1).
4.1(7)	Specimen Stock Certificate.
4.2(5)	Form of Senior Debt Indenture.
4.3(5)	Form of Subordinated Debt Indenture.
4.4	References are hereby made to Exhibits 3.1, 3.2 and 3.3.
10.1(5)	Form of Indemnity Agreement between Registrant and each of its directors and executive officers.
10.2(5)	1998 Stock Option Plan.
10.3(5)	Employment and Non-Competition Agreement effective May 25, 1998 by and between Joel A. Ronning and the Registrant.
10.4(5)	Heads of Agreement for International Agreement dated February 25, 1998 by and between Christopher J. Sharples, David A. Taylor and the Registrant.
10.5(5)	Form of Conditional Warrant to Purchase Common Stock dated April 22, 1998 by and between Wasserstein Adelson Ventures, L.P. and Registrant.
10.6(5)	Form of Warrant to Purchase Common Stock by and between certain investors and Registrant.
10.7(5)	Consent to Assignment and Assumption of Lease dated April 22, 1998 by and between CSM Investors, Inc., IntraNet Integration Group, Inc. and Registrant.
10.8(5)	Assignment of Lease dated April 21, 1998 by and between Intranet Integration Group, Inc. and Registrant.
10.9(5)	Lease Agreement dated January 18, 2000 between Property Reserve, Inc. and Registrant.
10.10(6)	First Amendment of Lease dated January 31, 2001 to that certain Lease dated April 24, 1996 between CSM Investors, Inc. and Registrant (as assignee of Intranet Integration Group, Inc.).
10.11(6)	1999 Stock Option Plan, formerly known as the 1999 Non-Officer Stock Option Plan.
10.12(8)	2000 Employee Stock Purchase Plan.
10.13(2)	Voting Agreement, dated March 20, 2001, by and between the Registrant, Calico Commerce, Inc. and ConnectInc.com, Co.
21.1	Subsidiaries of Digital River, Inc.
23.1	Consent of Independent Auditors, dated March 24, 2003.
24.1	Power of Attorney, pursuant to which amendments to this Annual Report on Form 10-K may be filed, is included on the signature pages of this Annual Report on Form 10-K.
99.1	Certification of Digital River, Inc.’s Chief Executive Officer, Joel A. Ronning, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Digital River, Inc.’s Chief Financial Officer, Carter D. Hicks, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3	Report of Independent Auditors

(1)                                  Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 8, 2000.

(2)                                  Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 26, 2001.

(3)                                  Incorporated by reference from the Company’s Current Report on Form 8-K filed February 11, 2002

(4)                                  Incorporated by reference from the Company’s Current Report on Form 8-K filed April 15, 2002

(5)                                  Incorporated by reference from the Company’s Registration Statement on Form S-3 (File No. 333-81626), declared effective on February 12, 2002.

(6)                                  Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 27, 2001.

(7)                                  Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 333-56787), declared effective on August 11, 1998.

(8)                                  Incorporated by reference from the Company’s Registration Statement on Form S-8 (File No. 333- 53332) declared effective on January 8, 2001.