Form 10-Q
period 2003-03-31
DIGITAL RIVER INC /DE
filed 2003-05-15
CIK 1062530

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

COMMON STOCK, $0.01 PAR VALUE	28,282,528 SHARES
(Class)	Outstanding as of May 9, 2003

DIGITAL RIVER, INC.

 Form 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

DIGITAL RIVER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2003	December 31, 2002

(unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$49,189	$40,801
Accounts receivable, net of allowance of $1,746 and $839	10,944	10,397
Prepaid expenses and other	1,706	1,807

Total current assets	61,839	53,005

Property and equipment, net	15,154	15,637
Goodwill	20,445	18,698
Intangible and other assets	7,800	8,353
	$105,238	$95,693

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$35,339	$31,126
Accrued payroll	2,079	1,788
Deferred revenue	1,428	1,865
Other accrued liabilities	4,431	3,728

Total current liabilities	43,277	38,507

Stockholders; equity
Preferred Stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $.01 par value; 60,000,000 shares authorized; 27,659,032 and 27,537,240 shares issued and outstanding	277	275
Additional paid-in capital	161,286	160,535
Accumulated deficit	(99,602)	(103,624)

Total stockholders’ equity	61,961	57,186

	$105,238	$95,693

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data; unaudited)

	Three months ended March 31,
	2003	2002

Revenue	$24,600	$18,070
Costs and expenses (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	942	615
Network and infrastructure	2,946	2,712
Sales and marketing	9,272	8,013
Product research and development	2,388	3,274
General and administrative	2,291	1,615
Litigation and other charges	—	2,500
Depreciation and amortization	1,588	1,374
Amortization of acquisition related costs	1,221	1,549

Total costs and expenses	20,648	21,652

Income (loss) from operations	3,952	(3,582)
Interest income - net	70	52

Net income (loss)	$4,022	$(3,530)

Net income (loss) per share
Basic	$0.15	$(0.13)
Diluted	$0.13	$(0.13)
Weighted average common shares outstanding
Basic	27,609	26,449
Diluted	30,410	26,449

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Three months ended March 31,
	2003	2002

Operating activities:
Net income (loss)	$4,022	$(3,530)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of acquisition related costs	1,221	1,549
Depreciation and amortization	1,588	1,374
Deferred compensation expense	—	29
Litigation and other charges	—	2,500
Change in operating assets and liabilities:
Accounts receivable	(291)	(2,231)
Other assets	101	371
Accounts payable	4,040	6,639
Other current liabilities	797	(2,306)
Deferred revenue	(473)	217

Net cash provided by operating activities	11,005	4,612

Investing activities:
Sales of investments, net	—	2,000
Cash paid for acquisitions, net of cash received	(2,267)	(2,598)
Purchases of equipment	(1,103)	(976)

Net cash used in investing activities	(3,370)	(1,574)

Financing activities:
Exercise of stock options and warrants	359	632
Sales of Common Stock under employee stock purchase plan	394	—
Repayment of notes payable	—	(2,500)

Net cash provided by (used in) financing activities	753	(1,868)

Net increase in cash and cash equivalents	8,388	1,170
Cash and cash equivalents, beginning of period	40,801	21,677

Cash and cash equivalents, end of period	$49,189	$22,847

Supplemental cash flow disclosure:
Common Stock issued in acquisitions and earn-outs	$—	$2,910

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company’s consolidated financial position, results of operations and cash flows for the periods presented.  These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.  The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2003.  The December 31, 2002 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2. PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Digital River, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

3. NET INCOME (LOSS) PER SHARE

The table below sets forth the computation of basic and diluted net income (loss) per share:

	Three months ended March 31,
	2003	2002
Numerator:
Net income (loss)	$4,022,000	$(3,530,000)

Denominator:
Basic — weighted average shares outstanding	27,609,000	26,499,000
Effect of dilutive securities:
Employee stock options and warrants	2,801,000	—
Diluted — weighted average shares outstanding	30,410,000	26,499,000

Basic — net income (loss) per share	$0.15	$(0.13)

Diluted — net income (loss) per share	$0.13	$(0.13)

Diluted — weighted average shares outstanding have not been adjusted for employee stock options and warrants where the effect of those securities would have been anti-dilutive.

4. GOODWILL AND INTANGIBLE ASSETS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 which requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.  Under SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment.  For acquisitions consummated by the Company subsequent to July 1, 2001, the Company adopted the provisions of SFAS No. 141 and 142 effective July 1, 2001.  The Company adopted the full provisions of SFAS No. 141 and 142 during the first quarter of 2002.

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

The changes in the carrying amount of goodwill for the three months ended March 31, 2003 by operating segment, are as follows:

	Software and Digital Commerce Services Division	E-Business Services Division	Total

Balance as of December 31, 2002	$11,070,000	$7,628,000	$18,698,000
Goodwill acquired during the period	1,747,000	—	1,747,000
Balance as of March 31, 2003	$12,817,000	$7,628,000	$20,445,000

Information regarding the Company’s other intangible assets is as follows:

	As of March 31, 2003
	Carrying amount Gross	Accumulated amortization	Carrying amount Net

Customer relationships	$14,117,000	$8,926,000	$5,191,000
Non-compete agreements	3,300,000	2,528,000	772,000
Technology/tradename	6,183,000	4,363,000	1,820,000
Total	$23,600,000	$15,817,000	$7,783,000

	As of December 31, 2002
	Carrying amount	Accumulated amortization	Net

Customer relationships	$14,117,000	$8,171,000	$5,946,000
Non-compete agreements	3,150,000	2,399,000	751,000
Technology/tradename	5,675,000	4,026,000	1,649,000
Total	$22,942,000	$14,596,000	$8,346,000

Amortization expense for the three months ended March 31, 2003 was $1,221,000.  Estimated amortization expense for the remaining life of the intangible assets, based on intangible assets as of March 31, 2003, is as follows:

Year ended December 31,
2003	$4,930,000
2004	3,409,000
2005	649,000
2006	16,000

5.  STOCK BASED COMPENSATION

At March 31, 2003, the Company has two stock-based employee compensation plans, which are described more fully in the Company’s 2002 Annual Report Note 7.  The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  No stock-based employee compensation cost is reflected in net income (loss), as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.  The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provision of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

The Company has elected to apply the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148. Accordingly, the Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Compensation cost for stock options is measured as the excess, if any, of the fair value of the Company’s Common Stock at the date of grant over the stock option exercise price. Had compensation costs for these plans been determined consistent with SFAS No. 123, the Company’s net income (loss) would have been adjusted to the following pro forma amounts:

	Three months ended March 31,
	2003	2002
Net income (loss), as reported	$4,022,000	$(3,530,000)
Add: Stock-based compensation, as reported	—	29,000
Deduct: Total stock-based compensation determined under fair value based method for all awards	(2,762,000)	(3,035,000)
Adjusted net income (loss), fair value method for all stock-based awards	$1,260,000	$(6,536,000)

Basic income (loss) per share — as reported	$0.15	$(0.13)
Basic income (loss) per share — SFAS No. 123 adjusted	$0.05	$(0.25)

Diluted income (loss) per share — as reported	$0.13	$(0.13)
Diluted income (loss) per shares — SFAS No. 123 adjusted	$0.04	$(0.25)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used: risk-free interest rates of 3.0% in 2003 and 2002, no expected dividends; expected lives of five years; and a volatility factor of 1.4 in 2003 and 2002.

6. ACQUISITIONS AND EARN-OUT ARRANGEMENTS

In January 2003, the Company acquired certain assets and assumed certain liabilities of Metatec® International, Inc.’s ("Metatec") electronic software distribution ("ESD") business in exchange for approximately $1.2 million.   Goodwill of  $826,000 was recorded as a result of this agreement. The Company will amortize intangible assets acquired, consisting of a non-compete agreement and technology/tradename, over a three-year period.  The agreement also provides Metatec the opportunity for an additional earn-out based on the Company achieving certain revenue metrics related to the ESD business over the course of the twelve months following November 1, 2002.  Such earn-out amount, if any, will be recorded as additional goodwill.

In March 2003, the Company acquired substantially all of the assets and assumed certain liabilities of Hartsell Holdings, Inc., ("Hartsell") d/b/a Infocon America Corporation in connection with its business of providing web services for business-to-business publishers in exchange for approximately $1.1 million. Goodwill of $921,000 was recorded as a result of this agreement. The Company will amortize intangible assets acquired, consisting of non-compete agreements and technology/tradename, over a three-year period. The agreement also provides Hartsell the opportunity for additional earn-outs based on the Company achieving certain gross margin and revenue metrics related to the web services for business-to-business publishers over the course of the twelve months and, at the Company’s sole discretion, the twenty-four months, following the closing of the acquisition. Such earn-out amount, if any, will be recorded as additional goodwill.

During the three months ended March 31, 2002, the Company acquired certain assets and liabilities of Innuity Acquisition Corp. and Beyond.com Corporation.  The following unaudited pro forma condensed results of operations for the three months ended March 31, 2003 and 2002 have been prepared as if each of the acquisitions from the three months ended March 31, 2002 had occurred on January 1, 2002.  The pro forma presentation does not include pro forma presentation for the assets acquired in the three months ended March 31, 2003 as they are not deemed to be significant.

	Three months ended March 31,
	2003	2002

Revenue	$24,600,000	$20,059,000
Income (loss) from operations	3,952,000	(6,873,000)
Net income (loss)	4,022,000	(6,874,000)

Basic net income (loss) per share	$0.15	$(0.26)
Diluted net income (loss) per share	$0.13	$(0.26)

This financial information does not purport to represent results that would actually have been obtained if the transactions had been in effect on January 1, 2002 or any future results that may in fact be realized.

7. SEGMENT INFORMATION

The Company has two operating segments, Software and Digital Commerce Services and E-Business Services, which have been identified as components of the Company that are reviewed regularly by management to determine resource allocation and assess performance.  Unallocated corporate items consist of pending litigation and other charges, depreciation, amortization of acquisition-related costs, and interest income for operational results, and consist of certain cash, investments and goodwill and other intangibles for total assets.  Segment information is as follows:

	Software and Digital Commerce Services Division	E-Business Services Division	Unallocated Corporate Items	Consolidated
Three months ended March 31, 2003
Revenue	$21,037,000	$3,563,000	$—	$24,600,000
Gross profit	18,202,000	2,510,000	—	20,712,000
Income (loss) from operations	7,359,000	(598,000)	(2,809,000)	3,952,000
Net income (loss)	7,359,000	(598,000)	(2,739,000)	4,022,000
Total assets at March 31, 2003	$50,028,000	$15,068,000	$40,142,000	$105,238,000

Three months ended March 31, 2002
Revenue	$14,697,000	$3,373,000	$—	$18,070,000
Gross profit	12,382,000	2,361,000	—	14,743,000
Income (loss) from operations	4,375,000	(2,534,000)	(5,423,000)	(3,582,000)
Net income (loss)	4,375,000	(2,534,000)	(5,371,000)	(3,530,000)
Total assets at March 31, 2002	$23,364,000	$14,378,000	$49,682,000	$87,424,000

8. SUBSEQUENT EVENTS

In March 2002, pursuant to an Amended and Restated Asset Purchase Agreement (the “Agreement”) between the Company and Beyond.com Corporation (“Beyond.com”), the Company purchased those assets and assumed those liabilities of Beyond.com related to its eStores business, which manages online stores for clients, in exchange for 179,096 shares of the Company’s Common Stock.  A total of 70,000 of such shares were placed in escrow (the “Escrow”) to secure certain indemnification obligations of Beyond.com under the Agreement. The purchase was approved by the U.S. Bankruptcy Court following Beyond.com’s filing for Chapter 11 bankruptcy protection.  Immediately following the closing of the Agreement, the Company entered into a Post-Closing Amendment to the Agreement with Beyond.com (the “Post-Closing Amendment”), pursuant to which, among other things, the Company agreed to increase the number of shares to be delivered to Beyond.com under the Agreement to 222,842, in exchange for a release of certain claims of Beyond.com against the Company.  The Post-Closing Amendment is subject to approval by the U.S. Bankruptcy Court.  The Official Committee of Unsecured Creditors (the “Committee”) of Beyond.com’s bankruptcy estate objected to the Post-Closing Amendment, asserting that the increase in shares to be delivered to Beyond.com under the Post-Closing Amendment was inadequate, and also asserting the right to additional shares of the Company’s Common Stock under certain provisions of the Agreement.

On April 11, 2003, Beyond.com, the Committee and Digital River entered into a Settlement Agreement (the “Settlement Agreement”) pursuant to which the Company agreed to transfer an additional 50,919 shares (in addition to the 222,842 shares previously agreed to) to Beyond.com, in exchange for the release by Beyond.com and the Committee of their claims against the Company.  The parties also agreed to resolve certain claims by the Company against the 70,000 shares in the Escrow by transferring 55,123 of such shares to Beyond.com and returning 14,877 of such shares to the Company.

A hearing before the Bankruptcy Court is currently set for May 23, 2003 to consider the Post-Closing Amendment.   Digital River anticipates that at this hearing, the Bankruptcy Court will approve the Post-Closing Amendment and execute an order memorializing its approval, after which the Post-Closing Amendment will be consummated.

In April 2003, Beyond.com sought Bankruptcy Court approval of the Settlement Agreement by providing notice to Beyond.com’s creditors and providing them with an opportunity to object to the settlement.  The deadline for Beyond.com’s creditors to object is May 13, 2003.  If no objections are raised to the Settlement Agreement, the Company expects that Beyond.com will seek an order from the Bankruptcy Court approving the Settlement Agreement, which will be consummated after such order is granted.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company notes that, except for the historical information contained herein, the matters discussed below contain forward-looking statements that involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  The Company expressly disclaims any obligation to update this information or publicly release any revision or reflect events or circumstances after the date of this report.  Such factors include, among others:  the Company’s limited operating history and variability of operating results, possibility of future losses, risks associated with electronic software delivery, dependence on the Internet and growth in electronic commerce and Internet infrastructure development, dependence on software publishers, dependence on online retailers, system development and electronic commerce security risks, rapid technological changes, competition in the electronic commerce industry, the importance of attracting and retaining personnel, management of the Company’s growth, integration of acquired companies, dependence on key employees and other risk factors referenced in the Company’s Form 10-K for the year ended December 31, 2002.

Overview

The Company is a leading provider of comprehensive electronic commerce outsourcing solutions. The Company was incorporated in February 1994 and commenced offering products for sale through its clients’ Web stores in August 1996. From inception through August 1996, the Company had no sales, and its activities related primarily to the development of its proprietary technology platform, known as CNS. In 1996, the Company began to focus its business development efforts on the software industry, building its inventory of software products through contracts with software publishers. In 1997, the Company began to develop software distribution relationships through contracts with online retailers. As of March 31, 2003, the Company had approximately 14,000 software publisher clients and online retailer clients served by the Software and Digital Commerce Services Division. In late 1998, the Company began to offer its comprehensive electronic commerce outsourcing services in the form of a transaction fee-based e-commerce service to clients outside of the software industry. As of March 31, 2003, the Company was operating approximately 20,000 sites under its E-Business Services Division.

The Company has approximately seven years of operating history upon which investors may evaluate its business and prospects. Since inception, the Company has incurred significant losses, and as of March 31, 2003, had an accumulated deficit of approximately $100 million. The Company intends to expend financial and management resources on the development of additional services, sales and marketing, technology and operations to support larger-scale operations and greater service offerings. Although the Company expects to generate positive cash flow from operations in 2003, there can be no assurance that the Company’s revenue will increase or even continue at its current level or that the Company will maintain profitability or generate cash from operations in future periods.

The Company’s prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new and rapidly evolving markets such as electronic commerce. To address these risks, the Company must, among other things, attract and retain software publishers and online retailers as clients, attract and retain E-Business clients, introduce new Web sites, Web stores or services, continue to upgrade and develop the Company’s systems and infrastructure to meet emerging market needs and remain competitive in the Company’s service offerings, and retain and attract personnel commensurate with the Company’s business needs. There can be no assurance that the Company will be successful in addressing these risks, and any failure to do so could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

	Three months ended March 31,
	2003	2002

Revenue	100.0%	100.0%
Operating expenses
Direct cost of services	3.8	3.4
Network and infrastructure	12.0	15.0
Sales and marketing	37.7	44.4
Product research and development	9.7	18.1
General and administrative	9.3	8.9
Litigation and other charges	—	13.8
Depreciation and amortization	6.5	7.6
Amortization of acquisition-related costs	5.0	8.6
Total operating expenses	84.0	119.8
Income (loss) from operations	16.0	(19.8)
Interest income, net	0.3	0.3
Net income (loss)	16.3%	(19.5)%

REVENUE. Revenue increased to $24,600,000 for the three months ended March 31, 2003 from $18,070,000 for the same period in the prior year, an increase of $6,530,000 or 36.1%. Revenue for the Software and Digital Commerce Services division increased to $21,037,000 for the three months ended March 31, 2003 from $14,697,000 for the three months ended March 31, 2002.  The increase primarily resulted from growth in the number of the Company’s software publisher and online retailer clients, as well as increasing market acceptance of electronic software delivery.   Revenue for the E-Business Services division increased to $3,563,000 for the three months ended March 31, 2003 from $3,373,000 for the three months ended March 31, 2002.

International sales represented approximately 21% and 19% of total revenue in the three-month periods ended March 31, 2003 and 2002, respectively.

GROSS PROFIT. Cost of revenue, which consists of direct cost of services and network and infrastructure costs (both shown exclusive of depreciation and amortization expense), increased to $3,888,000 for the three months ended March 31, 2003 from $3,327,000 for the same period in the prior year.  The absolute dollar increase for the three-month period primarily resulted from volume-related costs such as bandwidth and customer service associated  directly with the increase in revenues and costs associated with new products and services introduced by the Company.  The gross profit margin for the Software and Digital Commerce Services division increased in the three months ended March 31, 2003 to 86.5% from 84.2% for the same period of the prior year.  The gross profit margin for the E-Business Services division increased in the three months ended March 31, 2003 to 70.5% compared to 70.0% for the same period of the prior year.  The increase in margin in both divisions is primarily due to leveraging the Company’s infrastructure over significantly more revenue and clients.  The Company believes that Internet commerce and related services could become more competitive in the future.  In that event, the Company may reduce its pricing or alter its pricing structure and policies in the future and any such change could reduce gross margins.

SALES AND MARKETING. Sales and marketing expense consists primarily of personnel and related expenses, advertising and promotional expenses, bad debt/chargeback expense and credit card transaction fees.  Sales and marketing expense increased to $9,272,000 for the three months ended March 31, 2003 from $8,013,000 for the same period in the prior year, an increase of $1,259,000 or 15.7%.  The increase primarily resulted from an increase in credit card fees and chargeback costs directly associated with the increase in revenue.  Sales and marketing expense for the Software and Digital Commerce Services division increased to $7,081,000 for the three months ended March 31, 2003 from $5,512,000 for the same period in the prior year.  Sales and marketing expense for the E-Business Services division was $2,191,000 for the three months ended March 31, 2003, compared to $2,501,000 for the same period in the prior year.  The decrease in E-Business sales and marketing expense is a result of the previously announced consolidation of the teams that support E-Business and Software Services, which has resulted in increased efficiencies.  As a percentage of revenue, sales and marketing expense was 37.7% in the three month period ended March 31, 2003, compared to 44.4% for the same period in the prior year, primarily reflecting the Company’s increased revenue.  The Company expects that sales and marketing expense will continue to increase in absolute dollars as the Company continues to build its sales and marketing infrastructure and develops marketing programs, and as volume–driven credit card and bad debt/chargeback expenses increase.  As a percentage of revenue, sales and marketing expenses are expected to decrease as revenue increases.

PRODUCT RESEARCH AND DEVELOPMENT.  Product research and development expense consists primarily of personnel and related expenses and consulting costs associated with developing and enhancing the Company’s CNS and related internal systems.  Product research and development expense decreased to $2,388,000 for the three months ended March 31, 2003 from $3,274,000 for the same period in the prior year, a decrease of $886,000 or 27.1%.   The decrease was primarily driven by a reduction in personnel-related expenses and outside consulting fees.  Product research and development expense for the Software and Digital Commerce Services division was $1,055,000 for the three months ended March 31, 2003 compared to $1,406,000 for the same period of the prior year.  Product research and development expense for the E-Business Services division decreased to $1,333,000 from $1,868,000 in the same period in the prior year.  As a percentage of revenue, product research and development expense was 9.7% in the three month period ended March 31, 2003, compared to 18.1% for the same period in the prior year.  The Company expects that product research and development costs will increase in absolute dollars as the Company continues to develop the CNS and other related internal systems.  The Company expects that product research and development expenses will continue to decrease as a percentage of revenue as revenue increases.

GENERAL AND ADMINISTRATIVE. General and administrative expense consists primarily of executive, accounting and administrative personnel and related expenses, including professional fees and investor relations expenses.  General and administrative expenses increased to $2,291,000 for the three months ended March 31, 2003 from $1,615,000 for the same period in the prior year, an increase of $676,000 or 41.9%.  The increase resulted primarily from personnel-related expenses and professional and legal fees associated with compliance with the new Sarbanes-Oxley Act and related rules and regulations and foreign governance issues.  General and administrative expense for the Software and Digital Commerce Services division increased to $1,963,000 for the three months March 31, 2003, from $1,088,000 for the same period in the prior year.  General and administrative expense for the E-Business Services division decreased to $328,000 for the three months ended March 31, 2003, from $527,000  for the same period in the prior year.  As a percentage of revenue, general and administrative expense was 9.3% for the three month period ended March 31, 2003, compared to 8.9% for the same period in the prior year.  The Company expects that general and administrative expense will increase in absolute dollars over time as the Company defends its positions related to legal claims and as it continues to build infrastructure to support its revenue growth and to comply with new governmental regulations. The Company expects that general and administrative expenses will decrease as a percentage of revenue as revenue increases.

LITIGATION AND OTHER CHARGES. During the three months ended March 31, 2002, the Company recorded a charge for pending litigation of $2,300,000.  This reserve was established based upon developments in new and existing litigation for which management determined, in the first quarter of 2002, that payment was both probable and estimable.  Additionally, the Company recorded a charge of $200,000 during the three months ended March 31, 2002 in connection with its decision during the period to consolidate one of its offices.  During the three months ended March 31, 2003, no charges were recorded for litigation and other charges.

AMORTIZATION OF INTANGIBLE ASSETS AND ACQUISITION-RELATED COSTS. Amortization of intangible assets and acquisition-related costs decreased to $1,221,000 for the three months ended March 31, 2003 from $1,549,000 for the same period in the prior year due to assets acquired in 1999 becoming fully amortized. The amortization related to assets acquired in the three months ended March 31, 2003 was not significant.

INCOME TAXES. The Company paid no income taxes in any reported period.  As of March 31, 2003, the Company had approximately $77,678,000 of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2009.  Due to the uncertainty of future profitability, a valuation allowance equal to the deferred tax asset has been recorded.  Certain changes in ownership that resulted from the sales of common and preferred stock will limit the future annual realization of the tax operating loss carryforwards to a specified percentage under Section 382 of the Internal Revenue Code.

Liquidity and Capital Resources

As of March 31, 2003, the Company had $49,189,000 of cash and cash equivalents and working capital of approximately $18,562,000.  The Company’s principal commitments consisted of obligations outstanding under operating leases.  During the three months ended March 31, 2003, the Company’s operations generated $11,005,000 of cash compared to $4,612,000 for the same period of the prior year.  The improvement is mainly due to the increase in net income in the current year three-month period.  Net cash used in investing activities during the three months ended March 31, 2003 totaled $3,370,000.  This was comprised of investments in equipment of $1,103,000 and investments in acquisitions of $2,267,000.  Net cash used in financing activities during the three months ended March 31, 2003 totaled $753,000, comprised of cash received upon the sale of stock through the Company’s employee stock purchase plan and the exercise of stock options.

Although the Company has no material commitments for capital expenditures, it anticipates continued capital expenditures consistent with its anticipated growth in operations, infrastructure and personnel.  The Company anticipates that it will expend approximately $16,000,000 over the next 21 months on capital expenditures based on its current anticipated growth rate.  The Company further anticipates that it will expend approximately $18,000,000 over the next 21 months on product development based on its current anticipated growth rate in operations.  The Company may also use cash to acquire or license technology, products or businesses related to the Company’s current business.

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

Item 3.  Qualitative and Quantitative Disclosure About Market Risk

The Company does not enter into financial instruments for trading or speculative purposes and does not currently utilize derivative financial instruments.  The operations of the Company are conducted primarily in the United States currency and as such are not subject to material foreign currency exchange rate risk.  The Company has no long-term debt.

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

Limitations on the Effectiveness of Controls

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Beginning in August 2001, the Company and certain of the Company’s officers and directors were named as defendants in several class action shareholder complaints filed in the United States District Court for the Southern District of New York, now consolidated as In re Digital River, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-7355.  In the consolidated amended complaint, the plaintiffs allege that the Company, certain of the Company’s officers and directors and the underwriters of the Company’s initial public offering, or IPO, violated Section 11 of the Securities Act of 1933 based on allegations that the Company’s IPO registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters.  The complaint also contains a claim for violation of Section 10(b) of the Securities Exchange Act of 1934 based on allegations that this omission constituted a deceit on investors.  The plaintiffs seek unspecified monetary damages and other relief.  Similar complaints, referred to here as the IPO Lawsuits, were filed in the same court against hundreds of other public companies.

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

On July 15, 2002, the Company joined in a global motion to dismiss the IPO Lawsuits filed by all of the issuers (among others).  On October 9, 2002, the court entered an order dismissing the Company’s named officers and directors from the IPO Lawsuits without prejudice, pursuant to an agreement tolling the statute of limitations with respect to these officers and directors until September 30, 2003.  On February 19, 2003, the court issued a decision denying the motion to dismiss the Section 11 claims against the Company and almost all of the other issuers and denying the motion to dismiss the Section 10(b) claims against the Company and many of the other issuers.

On August 21, 2001, the Company, along with other defendants, was named as a defendant in a patent litigation regarding United States Patent No. 6,014,651 owned by Christopher M. Crawford of Washington, D.C.  The case was filed and is pending in the U.S. District Court in the District of Columbia.  No substantive actions have taken place as yet in this case.  The court has delayed substantive discovery in this case, pending a preliminary determination of the legal scope of Crawford’s claim.  During this time period, the Company has monitored the case, but has not taken substantive action.  Once the court determines the scope of the claims, the Company may file for a dismissal of the case if the court’s decision is consistent with the Company’s and the other defendants’ position regarding the interpretation of this patent claim.  At this time, Crawford has not made a definitive demand for the resolution of this case.

On April 25, 2002, the Company, along with RegSoft.com, Inc., a subsidiary of the Company, and Register Now!, a division of the Company, and other various defendants, were named as defendants in a patent litigation regarding United States Patent No. 4,500,919 assigned to the Massachusetts Institute of Technology, or MIT, by the inventor William F. Schreiber of Cambridge, Massachusetts.  MIT licensed the patent to Electronics for Imaging, Inc., or EFI, and these parties jointly filed a lawsuit in the U.S. District Court in the Eastern District of Texas.  The suit is still pending.  The court set the Scheduling Order and the parties have exchanged documents, argued the claim interpretation of the patent in suit, and are conducting limited discovery on notice and marking issues.  Claim interpretation determines the scope of the claims and whether the Company may be liable based on those claims.  Upon the determination of the claims’ scope, the Company may file for a dismissal of the case if the court construes the patent claims consistently with our position.  The Company has sought indemnification from vendors and has been indemnified for portions of the potential liability, but remains potentially liable for other portions.

In March 2002, pursuant to an Amended and Restated Asset Purchase Agreement (the “Agreement”) between the Company and Beyond.com Corporation (“Beyond.com”), the Company purchased those assets and assumed those liabilities of Beyond.com related to its eStores business, which manages online stores for clients, in exchange for 179,096 shares of the Company’s Common Stock.  A total of 70,000 of such shares were placed in escrow (the “Escrow”) to secure certain indemnification obligations of Beyond.com under the Agreement. The purchase was approved by the U.S. Bankruptcy Court following Beyond.com’s filing for Chapter 11 bankruptcy protection.  Immediately following the closing of the Agreement, the Company entered into a Post-Closing Amendment to the

Agreement with Beyond.com (the “Post-Closing Amendment”), pursuant to which, among other things, the Company agreed to increase the number of shares to be delivered to Beyond.com under the Agreement to 222,842, in exchange for a release of certain claims of Beyond.com against the Company.  The Post-Closing Amendment is subject to approval by the U.S. Bankruptcy Court.  The Official Committee of Unsecured Creditors (the “Committee”) of Beyond.com’s bankruptcy estate objected to the Post-Closing Amendment, asserting that the increase in shares to be delivered to Beyond.com under the Post-Closing Amendment was inadequate, and also asserting the right to additional shares of the Company’s Common Stock under certain provisions of the Agreement.

On April 11, 2003, Beyond.com, the Committee and Digital River entered into a Settlement Agreement (the “Settlement Agreement”) pursuant to which the Company agreed to transfer an additional 50,919 shares (in addition to the 222,842 shares previously agreed to) to Beyond.com, in exchange for the release by Beyond.com and the Committee of their claims against the Company.  The parties also agreed to resolve certain claims by the Company against the 70,000 shares in the Escrow by transferring 55,123 of such shares to Beyond.com and returning 14,877 of such shares to the Company.

A hearing before the Bankruptcy Court is currently set for May 23, 2003 to consider the Post-Closing Amendment.   Digital River anticipates that at this hearing, the Bankruptcy Court will approve the Post-Closing Amendment and execute an order memorializing its approval, after which the Post-Closing Amendment will be consummated.

In April 2003, Beyond.com sought Bankruptcy Court approval of the Settlement Agreement by providing notice to Beyond.com’s creditors and providing them with an opportunity to object to the settlement.  The deadline for Beyond.com’s creditors to object is May 13, 2003.  If no objections are raised to the Settlement Agreement, the Company expects that Beyond.com will seek an order from the Bankruptcy Court approving the Settlement Agreement, which will be consummated after such order is granted.

Item 6.  Exhibits and Reports on Form 8-K

(A) Exhibits

EXHIBIT NUMBER		DESCRIPTION OF DOCUMENTS

3.1	(1)	Amended and Restated Certificate of Incorporation, as amended, as currently in effect
3.2	(2)	Amended and Restated Bylaws, as currently in effect
4.1	(3)	Specimen of Common Stock Certificate
10.14		Second Amendment of Lease dated April 22, 2002 to that certain Lease dated April 24, 1996 between CSM Investors, Inc. and Registrant (as assignee of Intranet Integration Group, Inc., as amended.
10.15		Second Amendment of Lease dated April 28, 2003 to that certain Lease dated January 18, 2000 between Property Reserve Inc. and Registrant.
99.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(B) Reports on Form 8-K:  No reports were filed on Form 8-K during the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 15, 2003		DIGITAL RIVER, INC.

		By:	/s/ CARTER D. HICKS
Carter D. Hicks
Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Joel A. Ronning, certify that:

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 15, 2003

		By:	/s/ JOEL A. RONNING
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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 15, 2003

		By:	/s/ CARTER D. HICKS

Carter D. Hicks
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER		DESCRIPTION OF DOCUMENTS

3.1	(1)	Amended and Restated Certificate of Incorporation, as amended, as currently in effect
3.2	(2)	Amended and Restated Bylaws, as currently in effect
4.1	(3)	Specimen of Common Stock Certificate
10.14		Second Amendment of Lease dated April 22, 2002 to that certain Lease dated April 24, 1996 between CSM Investors, Inc. and Registrant (as assignee of Intranet Integration Group, Inc.), as amended.
10.15		Second Amendment of Lease dated April 28, 2003 to that certain Lease dated January 18, 2000 between Property Reserve Inc. and Registrant.
99.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(B) Reports on Form 8-K:  No reports were filed on Form 8-K during the quarter ended March 31, 2003.