Form 10-Q
period 2003-06-30
DIGITAL RIVER INC /DE
filed 2003-08-14
CIK 1062530

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)  Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

COMMON STOCK, $0.01 PAR VALUE	30,707,273 SHARES
(Class)	Outstanding as of July 31, 2003

DIGITAL RIVER, INC.

Form 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

DIGITAL RIVER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$57,895	$40,801
Accounts receivable, net of allowance of $2,819 and $1,746	7,259	10,397
Prepaid expenses and other	1,728	1,807

Total current assets	66,882	53,005

Property and equipment, net	15,527	15,637
Goodwill	21,505	18,698
Intangible and other assets	6,734	8,353
	$110,648	$95,693

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$31,033	$31,126
Accrued payroll	2,679	1,788
Deferred revenue	2,080	1,865
Other accrued liabilities	4,729	3,728

Total current liabilities	40,521	38,507

Stockholders; equity
Preferred Stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $.01 par value; 60,000,000 shares authorized; 28,502,350 and 27,537,240 shares issued and outstanding, respectively	285	275
Additional paid-in capital	166,677	160,535
Accumulated deficit	(96,835)	(103,624)

Total stockholders’ equity	70,127	57,186

	$110,648	$95,693

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data; unaudited)

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Revenue	$22,764	$19,347	$47,364	$37,417
Costs and expenses (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	939	556	1,881	1,171
Network and infrastructure	2,857	2,810	5,803	5,522
Sales and marketing	8,978	8,402	18,250	16,415
Product research and development	2,594	3,289	4,982	6,563
General and administrative	1,978	1,708	4,269	3,323
Litigation and other charges	—	—	—	2,500
Depreciation and amortization	1,652	1,436	3,240	2,810
Amortization of acquisition related costs	1,246	1,651	2,467	3,200
Total costs and expenses	20,244	19,852	40,892	41,504
Income (loss) from operations	2,520	(505)	6,472	(4,087)
Interest income – net	247	157	317	209

Net income (loss)	$2,767	$(348)	$6,789	$(3,878)

Net income (loss) per share
Basic	$0.10	$(0.01)	$0.24	$(0.15)
Diluted	$0.09	$(0.01)	$0.22	$(0.15)

Weighted average common shares outstanding
Basic	28,195	26,688	27,903	26,569
Diluted	31,790	26,688	31,101	26,569

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Six months ended June 30,
	2003	2002

Operating activities:
Net income (loss)	$6,789	$(3,878)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of acquisition related costs	2,467	3,200
Depreciation and amortization	3,240	2,810
Deferred compensation expense	—	37
Litigation and other charges	—	2,500
Change in operating assets and liabilities:
Accounts receivable	3,394	(2,359)
Other assets	69	60
Accounts payable	(266)	6,860
Other current liabilities	1,664	(2,051)
Deferred revenue	179	62

Net cash provided by operating activities	17,536	7,241

Investing activities:
Sales of investments, net	—	(3,481)
Cash paid for acquisitions, net of cash received	(2,442)	(2,778)
Purchases of equipment	(3,127)	(2,636)

Net cash used in investing activities	(5,569)	(8,895)

Financing activities:
Exercise of stock options and warrants	4,327	807
Sales of common stock under employee stock purchase plan	800	380
Repayment of notes payable	—	(2,500)

Net cash provided by (used in) financing activities	5,127	(1,313)

Net increase/decrease in cash and cash equivalents	17,094	(2,967)
Cash and cash equivalents, beginning of period	40,801	21,677

Cash and cash equivalents, end of period	$57,895	$18,710

Supplemental cash flow disclosure:
Common stock issued in acquisitions and earn-outs	$1,025	$2,910

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company’s consolidated financial position, results of operations and cash flows for the periods presented.  These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission. The results of operations for the three and sixth months ended June 30, 2003 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2003.  The December 31, 2002 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

2. PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Digital River, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

3. NET INCOME (LOSS) PER SHARE

The table below sets forth the computation of basic and diluted net income (loss) per share:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Numerator:
Net income (loss)	$2,767,000	$(348,000)	$6,789,000	$(3,878,000)

Denominator:
Basic — weighted average shares outstanding	28,195,000	26,688,000	27,903,000	26,569,000
Effect of dilutive securities:
Employee stock options and warrants	3,595,000	—	3,198,000	—
Diluted — weighted average shares outstanding	31,790,000	26,688,000	31,101,000	26,569,000

Basic — net income (loss) per share	$0.10	$(0.01)	$0.24	$(0.15)

Diluted — net income (loss) per share	$0.09	$(0.01)	$0.22	$(0.15)

Diluted — weighted average shares outstanding have not been adjusted for employee stock options and warrants for the three and six months ended June 30, 2002 where the effect of those securities would have been anti-dilutive.

4. GOODWILL AND INTANGIBLE ASSETS

 In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.  Under SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment.  For acquisitions consummated by the Company subsequent to July 1, 2001, the Company adopted the provisions of SFAS No. 141 and 142 effective July 1, 2001.  The Company adopted the full provisions of SFAS No. 141 and 142 during the first quarter of 2002.

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

The changes in the carrying amount of goodwill for the six months ended June 30, 2003 by operating segment, are as follows:

	Software and Digital Commerce Services Division	E-Business Services Division	Total

Balance as of December 31, 2002	$11,070,000	$7,628,000	$18,698,000
Goodwill acquired during the period	2,807,000	—	2,807,000
Balance as of June 30, 2003	$13,877,000	$7,628,000	$21,505,000

Information regarding the Company’s other intangible assets is as follows:

	As of June 30, 2003
	Carrying amount	Accumulated amortization	Net

Customer relationships	$14,117,000	$9,681,000	$4,436,000
Non-compete agreements	3,375,000	2,665,000	710,000
Technology/tradename	6,278,000	4,717,000	1,561,000
Total	$23,770,000	$17,063,000	$6,707,000

	As of December 31, 2002
	Carrying amount	Accumulated amortization	Net

Customer relationships	$14,117,000	$8,171,000	$5,946,000
Non-compete agreements	3,150,000	2,399,000	751,000
Technology/tradename	5,675,000	4,026,000	1,649,000
Total	$22,942,000	$14,596,000	$8,346,000

Amortization expense for the six months ended June 30, 2003 was $2,467,000 and $3,200,000 for the six months ended June 2002.  Estimated amortization expense for the remaining life of the intangible assets, based on intangible assets as of June 30, 2003, is as follows:

Year ended December 31,
2003	$4,968,000
2004	3,466,000
2005	706,000
2006	34,000

5.  STOCK BASED COMPENSATION

At June 30, 2003, the Company has two stock-based employee compensation plans, which are described more fully in the Company’s 2002 Annual Report Note 7.  The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  No stock-based employee compensation cost is reflected in net income (loss), as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.  The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provision of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

The Company has elected to apply the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148. Accordingly, the Company accounts for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Compensation cost for stock options is measured as the excess, if any, of the fair value of the Company’s Common Stock at the date of grant over the stock option exercise price. Had compensation costs for these plans been determined consistent with SFAS No. 123, the Company’s net income (loss) would have been adjusted to the following pro forma amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss), as reported	$2,767,000	$(348,000)	$6,789,000	$(3,878,000)

Add: Stock-based compensation, as reported	—	8,000	—	37,000
Deduct: Total stock-based compensation determined under fair value based method for all awards	(2,943,000)	(55,000)	(5,705,000)	(3,090,000)
Adjusted net income (loss), fair value method for all stock-based awards	$(176,000)	$(395,000)	$1,084,000	$(6,931,000)

Basic income (loss) per share — as reported	$0.10	$(0.02)	$0.24	$(0.15)
Basic income (loss) per share — SFAS No. 123 adjusted	$(0.01)	$(0.02)	$0.04	$(0.26)

Diluted income (loss) per share — as reported	$0.09	$(0.02)	$0.22	$(0.15)
Diluted income (loss) per shares — SFAS No. 123 adjusted	$(0.01)	$(0.02)	$0.04	$(0.26)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used: risk-free interest rates of 3.0% in 2003 and 2002, no expected dividends; expected lives of five years; and a volatility factor of 1.4 in 2003 and 2002.

6. ACQUISITIONS AND EARN-OUT ARRANGEMENTS

In January 2003, the Company acquired certain assets and assumed certain liabilities of Metatec® International, Inc.’s (“Metatec”) electronic software distribution (“ESD”) business in exchange for approximately $1.2 million.   Goodwill of  $826,000 was recorded as a result of this agreement. The Company will amortize intangible assets acquired, consisting of a non-compete agreement and technology/tradename, over a three-year period.  The agreement also provides Metatec the opportunity for an additional earn-out based on the Company achieving certain revenue metrics related to the ESD business over the course of the twelve months following November 1, 2002.  Such earn-out amount, if any, will be recorded as additional goodwill.

In March 2003, the Company acquired substantially all of the assets and assumed certain liabilities of Hartsell Holdings, Inc., (“Hartsell”) d/b/a Infocon America Corporation in connection with its business of providing web services for business-to-business publishers in exchange for approximately $1.1 million. Goodwill of $921,000 was recorded as a result of this agreement. The Company will amortize intangible assets acquired, consisting of non-compete agreements and technology/tradename, over a three-year period. The agreement also provides Hartsell the opportunity for additional earn-outs based on the Company achieving certain gross margin and revenue metrics related to the web services for business-to-business publishers over the course of the twelve months and, at the Company’s sole discretion, the twenty-four months, following the closing of the acquisition. Such earn-out amount, if any, will be recorded as additional goodwill.

During the three months ended March 31, 2002, the Company acquired certain assets and liabilities of Innuity Acquisition Corp. and Beyond.com Corporation.

The following unaudited pro forma condensed results of operations for the three and six months ended June 30, 2003 and 2002 have been prepared as if each of the acquisitions from the six months ended June 30, 2002 had occurred on January 1, 2002.  The pro forma presentation does not include pro forma presentation for the assets acquired in the six months ended June 30, 2003, as they are not deemed to be significant.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Revenue	$22,764,000	$19,347,000	$47,364,000	$39,406,000
Income (loss) from operations	2,520,000	(505,000)	6,472,000	(6,596,000)
Net income (loss)	2,767,000	(348,000)	6,789,000	(7,222,000)

Basic net income (loss) per share	$0.10	$(0.01)	$0.24	$(0.27)
Diluted net income (loss) per share	$0.09	$(0.01)	$0.22	$(0.27)

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

	Software and Digital Commerce Services Division	E-Business Services Division	Unallocated Corporate Items	Consolidated
Three months ended June 30, 2003
Revenue	$18,671,000	$4,093,000	$—	$22,764,000
Gross profit	15,961,000	3,007,000	—	18,968,000
Income (loss) from operations	5,322,000	96,000	(2,898,000)	2,520,000
Net income (loss)	5,322,000	96,000	(2,651,000)	2,767,000
Total assets at June 30, 2003	$49,138,000	$14,166,000	$47,344,000	$110,648,000

Three months ended June 30, 2002
Revenue	$15,104,000	$4,243,000	$—	$19,347,000
Gross profit	12,789,000	3,192,000	—	15,981,000
Income (loss) from operations	4,610,000	(2,028,000)	(3,087,000)	(505,000)
Net income (loss)	4,610,000	(2,028,000)	(2,930,000)	(348,000)
Total assets at June 30, 2002	$29,913,000	$16,622,000	$41,425,000	$87,960,000

	Software and Digital Commerce Services Division	E-Business Services Division	Unallocated Corporate Items	Consolidated
Six months ended June 30, 2003
Revenue	$39,708,000	$7,656,000	$—	$47,364,000
Gross profit	34,163,000	5,517,000	—	39,680,000
Income (loss) from operations	12,681,000	(502,000)	(5,707,000)	6,472,000
Net income (loss)	12,681,000	(502,000)	(5,390,000)	6,789,000
Total assets at June 30, 2003	$49,138,000	$14,166,000	$47,344,000	$110,648,000

Six months ended June 30, 2002
Revenue	$29,801,000	$7,616,000	$—	$37,417,000
Gross profit	25,171,000	5,553,000	—	30,724,000
Income (loss) from operations	8,985,000	(4,562,000)	(8,510,000)	(4,087,000)
Net income (loss)	8,985,000	(4,562,000)	(8,301,000)	(3,878,000)
Total assets at June 30, 2002	$29,913,000	$16,622,000	$41,425,000	$87,960,000

8. SUBSEQUENT EVENTS

In January 2002, the Company filed a registration statement on Form S-3 to offer and sell, from time to time, equity and debt securities in one or more offerings up to a total dollar amount of $100 million. On February 12, 2002 the SEC declared this registration statement effective.  On July 16, 2003, the Company sold 2.1 million shares of its common stock pursuant to this registration in an underwritten public offering and granted the underwriters an option to purchase up to an additional 310,000 shares to cover over-allotments, if any. The Company received approximately $44.8 million in gross proceeds before underwriting discounts and commissions and offering expenses.

On August 1, 2003, the Company acquired substantially all of the assets and certain liabilities of The Registration Network, or Reg.Net, providers of e-commerce services for authors and vendors of try-before-you-buy software for up to  $2,500,000, of which, $1,318,000 has been funded, the remaining amount is subject to the satisfaction of certain contractual obligations.

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

Overview

 The Company is a leading provider of comprehensive electronic commerce outsourcing solutions. The Company was incorporated in February 1994 and commenced offering products for sale through its clients’ Web stores in August 1996. From inception through August 1996, the Company had no sales, and its activities related primarily to the development of its proprietary technology platform, known as Commerce Network Servers or CNS. In 1996, the Company began to focus its business development efforts on the software industry, building its inventory of software products through contracts with software publishers. In 1997, the Company began to develop software distribution relationships through contracts with online retailers. As of June 30, 2003, the Company had approximately 14,000 software publisher clients and online retailer clients served by the Software and Digital Commerce Services Division. In late 1998, the Company began to offer its comprehensive electronic commerce outsourcing services in the form of a transaction fee-based e-commerce service to clients outside of the software industry. As of June 30, 2003, the Company was operating approximately 20,000 sites under its E-Business Services Division.

The Company regards the protection of its trademarks, copyrights, trade secrets and other intellectual property as critical to the Company’s success. The Company relies on a combination of patent, copyright, trademark, service mark and trade secret laws and contractual restrictions to protect its proprietary rights. The Company currently has six U.S. patents issued with 12 to 13 years remaining prior to expiration. The Company pursues the registration of its trademarks and service marks in the U.S. and internationally, and currently has 15 U.S. registered trademarks and one trademark application pending in the U.S., and 10 registered trademarks in the European Union and other countries.

The Company has approximately seven years of operating history upon which investors may evaluate its business and prospects. Since inception, the Company has incurred significant losses, and as of June 30, 2003, had an accumulated deficit of approximately $97 million. The Company intends to expend financial and management resources on the development of additional services, sales and marketing, technology and operations to support larger-scale operations and greater service offerings. Although the Company expects to generate positive cash flow from operations in 2003, there can be no assurance that the Company’s revenue will increase or even continue at its current level or that the Company will maintain profitability or generate cash from operations in future periods.

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

Effective July 1, 2003, the European Union implemented new rules regarding the collection and payment of Value Added Tax, or VAT. These new rules require VAT to be charged on supply delivered over electronic networks, including software and computer services, as well as information and cultural, artistic, sporting, scientific, educational, entertainment and similar services. These services are now taxed in the country where the purchaser resides rather than where the supplier is located. Historically, suppliers of digital products that existed outside the European Union were not required to collect or remit VAT on digital orders made to purchasers in the European Union. With the implementation of these new rules, the Company is required to collect and remit VAT on digital orders received from purchasers in the European Union which effectively raises the prices for these goods by the VAT amount. This price increase could serve to discourage purchasing of the Company’s products and services which in turn could adversely affect the Company’s operating results and financial condition.

Results of Operations

The following table sets forth certain items from the Company’s condensed consolidated statements of operations as a percentage of total revenue for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Revenue	100%	100%	100%	100%
Operating expenses
Direct cost of services	4.1	2.9	4.0	3.1
Network and infrastructure	12.6	14.5	12.3	14.8
Sales and marketing	39.4	43.4	38.5	43.9
Product research and development	11.4	17.0	10.5	17.5
General and administrative	8.7	8.8	9.0	8.9
Litigation and other charges	—	—	—	6.7
Depreciation and amortization	7.3	7.4	6.8	7.5
Amortization of acquisition-related costs	5.4	8.6	5.2	8.5
Total operating expenses	88.9	102.6	86.3	110.9
Income (loss) from operations	11.1	(2.6)	13.7	(10.9)
Interest income, net	1.1	0.8	0.6	0.5
Net income (loss)	12.2%	(1.8)%	14.3%	(10.4)%

REVENUE. Revenue increased to $22,764,000 for the three months ended June 30, 2003 from $19,347,000 for the same period in the prior year, an increase of $3,417,000 or 17.7%. For the six months ended June 30, 2003 revenue totaled $47,364,000, an increase of  $9,947,000 or 26.6% from revenue of $37,417,000 recorded in the same period of the prior year.  Revenue for the Software and Digital Commerce Services division increased to $18,671,000 and $39,708,000 for the three months and six months ended June 30, 2003 from $15,104,000 and $29,801,000 for the three months and six months ended June 30, 2002 respectively.  The increase primarily resulted from growth in the number of the Company’s software publisher and online retailer clients, as well as increasing market acceptance of electronic software delivery.   Revenue for the E-Business Services division was $4,093,000 and $7,656,000 for the three months and six months ended June 30, 2003, compared with $4,243,000 and $7,616,000 for the three months and six months ended June 30, 2002.

International sales represented approximately 24% and 22% of total revenue in the three-month periods ended June 30, 2003 and 2002, respectively and approximately 23% and 20% of total revenue in the six-month periods ended June 30, 2003 and 2002, respectively.

GROSS PROFIT. Cost of revenue, which consists of direct cost of services and network and infrastructure costs (both shown in this paragraph and table above exclusive of depreciation and amortization expense), increased to $3,796,000 and $7,684,000 for the three months and six months ended June 30, 2003 from $3,366,000 and $6,693,000 for the same periods in the prior year.  The increase for the three-month and six month period primarily resulted from direct costs related to client contracts and increased revenue for outsourced professional services.    The gross profit margin for the Software and Digital Commerce Services division increased in the three months and six months ended June 30, 2003 to 85.5% and 86% from 84.7% and 84.5% for the same period of the prior year, respectively.  The gross profit margin for the E-Business Services division decreased in the three months and six months ended June 30, 2003 to 73.5% and 72.1% compared to 75.2% and 72.9% for the same period of the prior year, respectively.  The increase in Software and Digital Commerce Services margins is primarily due to leveraging the Company’s infrastructure over significantly more revenue and clients.  The E-Business Services division incurred higher direct costs of labor related to client contracts for outsourced professional services.  The Company believes that Internet commerce and related services could become more competitive in the future.  In that event, the Company may reduce its pricing or alter its pricing structure and policies in the future and any such change could immediately reduce gross margins.

SALES AND MARKETING. Sales and marketing expense consists primarily of personnel and related expenses, advertising and promotional expenses, bad debt/chargeback expense and credit card transaction fees.  Sales and marketing expense increased to $8,978,000 and $18,250,000 for the three months and six months ended June 30, 2003 from $8,402,000 and $16,415,000 for the same period in the prior year, respectively, an increase of $576,000 and $1,835,000 or 6.9% and 11.2%.  The increase primarily resulted from an increase in credit card fees and chargeback costs directly associated with the increase in revenue.  Sales and marketing expense for the Software and Digital Commerce Services division increased to $7,543,000 and $15,260,000 for the three months and six months ended June 30, 2003 from $5,585,000 and $11,097,000 for the same period in the prior year, respectively.  Sales and marketing expense for the E-Business Services division was $1,435,000 and $2,990,000 for the three months and six months ended June 30, 2003, compared to $2,817,000 and $5,318,000 for the same period in the prior year.  The decrease in E-Business sales and marketing expense is a result of the previously announced consolidation of the teams that support E-Business and Software and Digital Commerce Services, which has resulted in increased efficiencies.  As a percentage of revenue, sales and marketing expense was 39.4% and 38.5% in the three months and six months ended June 30, 2003, compared to 43.4% and 43.9% for the same period in the prior year, primarily reflecting the Company’s increased revenue.  The Company expects that sales and marketing expense will continue to increase in absolute dollars as the Company continues to build its sales and marketing infrastructure and develops marketing programs, and as volume–driven credit card and bad debt/chargeback expenses increase.  As a percentage of revenue, sales and marketing expenses are expected to decrease as future revenue increases.

PRODUCT RESEARCH AND DEVELOPMENT.  Product research and development expense consists primarily of personnel and related expenses and consulting costs associated with developing and enhancing the Company’s CNS and related internal systems.  Product research and development expense decreased to $2,594,000 and $4,982,000 for the three months and six months ended June 30, 2003 from $3,289,000 and $6,563,000 for the same period in the prior year, respectively, a decrease of $695,000 and $1,581,000 or 21.1% and 24.1%.   The decrease was primarily driven by a reduction in personnel-related expenses and outside consulting fees related to the significant completion of CNS enhancements.  Product research and development expense for the Software and Digital Commerce Services division was $1,429,000 and 2,592,000 for the three months and six months ended June 30, 2003 compared to $1,364,000 and $2,770,000 for the same periods of the prior year respectively.  Product research and development expense for the E-Business Services division decreased to $1,165,000 and $2,390,000 from $1,925,000 and $3,793,000 in the same period in the prior year, respectively.  As a percentage of revenue, product research and development expense was 11.4% and 10.5% in the three months and six months ended June 30, 2003, compared to 17.0% and 17.5% for the same period in the prior year.  The Company expects that product research and development costs will increase in absolute dollars as the Company continues to develop the CNS and other related internal systems.

GENERAL AND ADMINISTRATIVE. General and administrative expense consists primarily of executive, accounting and administrative personnel and related expenses, including professional fees and investor relations expenses.  General and administrative expenses increased to $1,978,000 and $4,269,000 for the three months and six months ended June 30, 2003 from $1,708,000 and $3,323,000 for the same period in the prior year, an increase of $270,000 and 946,000 or 15.8% and 28.5% respectively.    The increase resulted primarily from personnel-related expenses and professional and legal fees associated with compliance with the new Sarbanes-Oxley Act and related rules and regulations, foreign governance issues, ongoing defense of pending lawsuits and increased insurance premiums.  General and administrative expense for the Software and Digital Commerce Services division increased to $1,667,000 and $3,630,000 for the three months and six months ended June 30, 2003, from $1,230,000 and $2,319,000 for the same period in the prior year, respectively.  General and administrative expense for the E-Business Services division decreased to $311,000 and $639,000 for the three months and six months ended June 30, 2003, from $478,000 and $1,005,000 for the same period in the prior year respectively.  As a percentage of revenue, general and administrative expense was 8.7% and 9.0% for the three- month and six-month period ended June 30, 2003, compared to 8.8% and 8.9% for the same period in the prior year, respectively.  The Company expects that general and administrative expense will increase in absolute dollars over time as the Company defends its positions related to legal claims and as it continues to build infrastructure to support its revenue growth and to comply with new governmental regulations. The Company expects that general and administrative expenses will increase on an absolute basis and decrease as a percentage of revenue as future revenue increases.

LITIGATION AND OTHER CHARGES. During the three months ended March 31, 2002, the Company recorded a charge for pending litigation of $2,300,000.  This reserve was established based upon developments in new and existing litigation for which management determined, in the first quarter of 2002, that payment was both probable and estimable.  Additionally, the Company recorded a charge of $200,000 during the three months ended March 31, 2002 in connection with its decision during the period to consolidate one of its offices.  During the three months and six months ended June 30 2003, no charges were recorded for settlement of litigation and other charges.

AMORTIZATION OF INTANGIBLE ASSETS AND ACQUISITION-RELATED COSTS. Amortization of intangible assets and acquisition-related costs decreased to $1,246,000 and $2,467,000 for the three months and six months ended June 30, 2003 from $1,651,000 and $3,200,000 for the same period in the prior year due to assets acquired in 1999 becoming fully amortized. The amortization related to assets acquired in the three months and six months ended June 30, 2003 was not significant.

INCOME TAXES. The Company paid no income taxes in any reported period.  As of June 30, 2003, the Company had approximately $74,900,000 of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2009.  Due to the uncertainty of future profitability, a valuation allowance equal to the deferred tax asset has been recorded.  Certain changes in ownership that resulted from the sales of common and preferred stock will limit the future annual realization of the tax operating loss carryforwards to a specified percentage under Section 382 of the Internal Revenue Code.

Liquidity and Capital Resources

As of June 30, 2003, the Company had $57,895,000 of cash and cash equivalents and working capital of approximately $26,361,000.  In July 2003, the Company completed a follow-on public offering of its common stock, resulting in net proceeds of approximately $43,200,000 after underwriting commissions and discounts of approximately $1,100,000 and other expenses of approximately $500,000.  The Company’s principal commitments consisted of obligations outstanding under operating leases.  During the six months ended June 30, 2003, the Company’s operations generated $17,536,000 of cash compared to $7,241,000 for the same period of the prior year.  The improvement is mainly due to the increase in net income in the current year six-month period and additions due to the collections of accounts receivable.  Net cash used in investing activities during the six months ended June 30, 2003 totaled $5,569,000.  This was comprised of investments in equipment of $3,127,000 and net investments in acquisitions of $2,442,000.  Net cash provided in financing activities during the six months ended June 30, 2003 totaled $5,127,000, comprised of cash received upon the sale of stock through the exercise of stock options and employee stock purchase plans.

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

The Company believes that existing sources of liquidity and the results of its operations will provide adequate cash to fund its operations for the foreseeable future.

Item 3.  Qualitative and Quantitative Disclosure About Market Risk

The Company does not enter into financial instruments for trading or speculative purposes and does not currently utilize derivative financial instruments.  The operations of the Company are conducted primarily in the United States currency and as such are not currently subject to material foreign currency exchange rate risk.  The Company has no long-term debt.

However, the growth in the Company’s international operations is increasing the Company’s exposure to foreign currency fluctuations. The Company has foreign currency denominated net revenues, costs and expenses. These income statement amounts are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased net revenues, operating expenses and net income. Similarly, the Company’s net revenues, operating expenses and net income will decrease when the U.S. dollar strengthens against foreign currencies.   The Company expects international operations to continue to grow in significance as it develops and deploys global marketplace presence. As a result, foreign currency fluctuations in future periods could become more significant and may have a negative impact on the Company’s net revenues and net income.

Item 4.  Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2003.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing, and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Such evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On June 26, 2003, the plaintiffs in the consolidated IPO Lawsuits currently pending against the Company and over 300 other issuers who went public between 1998 and 2000, announced a proposed settlement with the Company and the other issuer defendants. The proposed settlement provides that the insurers of all settling issuers will guarantee that the plaintiffs recover $1 billion from non-settling defendants, including the investment banks who acted as underwriters in those offerings. In the event that the plaintiffs do not recover $1 billion, the insurers for the settling issuers will make up the difference.  The Company believes that it has sufficient insurance coverage to cover the maximum amount that it may be responsible for under the proposed settlement. It is possible that the parties may not reach agreement on the final settlement documents or that the Federal District Court may not approve the settlement in whole or part.

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

On April 25, 2002, the Company, along with RegSoft.com, Inc., a subsidiary of the Company, and Register Now!, a division of the Company, and other various defendants, were named as defendants in a patent litigation regarding United States Patent No. 4,500,919 assigned to the Massachusetts Institute of Technology, or MIT, by the inventor William F. Schreiber of Cambridge, Massachusetts.  MIT licensed the patent to Electronics for Imaging, Inc., or EFI, and these parties jointly filed a lawsuit in the U.S. District Court in the Eastern District of Texas.  The Company, RegSoft.com, Inc. and RegisterNow! without admitting liability have recently agreed to a settlement of the lawsuit for $15,000, and the lawsuit against these defendants should soon be dismissed.

In March 2002, pursuant to an Amended and Restated Asset Purchase Agreement (the “Agreement”) between the Company and Beyond.com Corporation (“Beyond.com”), the Company purchased those assets and assumed those liabilities of Beyond.com related to its eStores business, which manages online stores for clients, in exchange for 179,096 shares of the Company’s Common Stock.  A total of 70,000 of such shares were placed in escrow (the “Escrow”) to secure certain indemnification obligations of Beyond.com under the Agreement. The purchase was approved by the U.S. Bankruptcy Court following Beyond.com’s filing for Chapter 11 bankruptcy protection.  Immediately following the closing of the Agreement, the Company entered into a Post-Closing Amendment to the Agreement with Beyond.com (the “Post-Closing Amendment”), pursuant to which, among other things, the Company agreed to increase the number of shares to be delivered to Beyond.com under the Agreement to 222,842, in exchange for a release of certain claims of Beyond.com against the Company.  The Post-Closing Amendment was subject to approval by the U.S. Bankruptcy Court.  The Official Committee of Unsecured Creditors (the “Committee”) of Beyond.com’s bankruptcy estate objected to the Post-Closing Amendment, asserting that the increase in shares to be delivered to Beyond.com under the Post-Closing Amendment was inadequate, and also asserting the right to additional shares of the Company’s Common Stock under certain provisions of the Agreement.

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

On May 23, and June 13, 2003 the Settlement Agreement  and the Post-Closing Amendment were approved by the Bankruptcy Court.  The Company subsequently consummated the Settlement Agreement and Post-Closing Amendment.

Item 4.   Submission of matters to a vote of  security holders

The Company’s annual meeting of stockholders was held on May 19, 2003 (the “Annual Meeting”).  The following matters were considered and voted upon at the Annual Meeting:

The first matter related to the election of the two director nominees, William Lansing and Frederic Seegal, as directors to serve until the 2006 annual meeting of the stockholders.  The votes cast for and against such nominees were as follows:

Name	For	Withheld

William Lansing	23,319,896	1,513,812

Frederic Seegal	23,309,568	1,524,140

The second matter related to the approval of an amendment to the Company’s 1998 Stock Option Plan (the “Option Plan”), increasing the number of shares available under the Option Plan from 3,983,333 to 5,983,333 shares. There were 7,657,667 votes cast for the approval, and there were 6,404,218 votes cast against the approval.  There were 24,007 abstentions and 10,747,816 broker non-votes.

The third matter related to the approval of an amendment to the Company’s 2000 Employee Stock Purchase Plan (the “Purchase Plan”), increasing the number of shares available under the Purchase Plan from 600,000 to 1,200,000.  There were 13,099,656 votes cast for the approval, and there were 974,469 votes cast against the approval.  There were 11,667 abstentions and 10,747,916 broker non-votes.

The fourth matter related to the ratification of the appointment of Ernst & Young, LLP as independent auditors of the Company’s financial statements for its fiscal year ending December 31, 2003.  There were 20,855,605 votes cast for approval, and there were 3,929,165 cast against the approval.  There were 18,938 abstentions and no broker non-votes.

Item 5. Other Information

In July 2003, the Company completed a follow-on public offering of its common stock, resulting in net proceeds of approximately $43.2 million.

In August 2003, Jay Kerutis, Digital River’s president of software and digital commerce services, announced that he will be leaving his executive position and transitioning from his current role to assume new responsibilities for strategic business development. Kerutis will remain an employee of Digital River.

Item 6.  Exhibits and Reports on Form 8-K

(A) Exhibits

EXHIBIT NUMBER		DESCRIPTION OF DOCUMENTS

3.1	(1)	Amended and Restated Certificate of Incorporation, as amended, as currently in effect
3.2	(2)	Amended and Restated Bylaws, as currently in effect
4.1	(3)	Specimen of Common Stock Certificate
10.1	(4)	1998 Stock Option Plan, as amended
10.2		1999 Stock Option Plan, as amended
10.3	(4)	2000 Employee Stock Purchase Plan, as amended, and Offering
31.1		Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2		Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(4)          Filed as an exhibit to the Company’s Registration Statement on Form S-8 File No. 333-105864, and incorporated herein by reference.

(B) Reports on Form 8-K:  On April 23, 2003, the Company filed a current report on Form 8-K furnishing under Item 9 (Information provided under Item 12), in accordance with SEC release No. 33-8216, the financial results for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 14, 2003	DIGITAL RIVER, INC.

		By:	/s/ CARTER D. HICKS

Carter D. Hicks
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER		DESCRIPTION OF DOCUMENTS

3.1	(1)	Amended and Restated Certificate of Incorporation, as amended, as currently in effect
3.2	(2)	Amended and Restated Bylaws, as currently in effect
4.1	(3)	Specimen of Common Stock Certificate
10.1	(4)	1998 Stock Option Plan, as amended
10.2		1999 Stock Option Plan, as amended
10.3	(4)	2000 Employee Stock Purchase Plan, as amended, and Offering
31.1		Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2		Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(4)          Filed as an exhibit to the Company Registration Statement on Form S-8 File No. 333-105864, and incorporated herein by reference.