Form 10-Q
period 2003-09-30
DIGITAL RIVER INC /DE
filed 2003-11-13
CIK 1062530

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)  Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

COMMON STOCK, $0.01 PAR VALUE	31,230,225 SHARES
(Class)	Outstanding as of October 31, 2003

DIGITAL RIVER, INC.

 Form 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

DIGITAL RIVER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$108,949	$40,801
Short-term investments	15,034	—
Accounts receivable, net of allowance of $3,262 and $1,746	7,229	10,397
Prepaid expenses and other	1,862	1,807

Total current assets	133,074	53,005

Property and equipment, net	15,174	15,637
Goodwill	21,601	18,698
Intangible and other assets, net	8,116	8,353
	$177,965	$95,693

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$40,748	$31,126
Accrued payroll	2,799	1,788
Deferred revenue	2,907	1,865
Other accrued liabilities	8,258	3,728

Total current liabilities	54,712	38,507

Stockholders’ equity
Preferred Stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $.01 par value; 60,000,000 shares authorized; 31,118,836 and 27,537,240 shares issued and outstanding, respectively	311	275
Additional paid-in capital	215,036	160,535
Accumulated deficit	(92,094)	(103,624)

Total stockholders’ equity	123,253	57,186
	$177,965	$95,693

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data; unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Revenue	$26,748	$18,872	$74,112	$56,289
Costs and expenses (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	861	559	2,742	1,730
Network and infrastructure	3,286	2,998	9,089	8,520
Sales and marketing	9,895	7,854	28,145	24,269
Product research and development	2,447	2,764	7,429	9,327
General and administrative	2,472	1,807	6,741	5,130
Litigation and other charges	—	—	—	2,500
Depreciation and amortization	1,899	1,486	5,139	4,296
Amortization of acquisition related costs	1,411	1,356	3,878	4,556
Total costs and expenses	22,271	18,824	63,163	60,328
Income (loss) from operations	4,477	48	10,949	(4,039)
Interest income – net	264	50	581	259

Net income (loss)	$4,741	$98	$11,530	$(3,780)

Net income (loss) per share
Basic	$0.16	$0.00	$0.40	$(0.14)
Diluted	$0.14	$0.00	$0.36	$(0.14)

Weighted average common shares outstanding
Basic	30,392	26,823	28,742	26,655
Diluted	34,608	29,054	32,279	26,655

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Nine months ended September 30,
	2003	2002

Operating activities:
Net income (loss)	$11,530	$(3,780)
Adjustments to reconcile net income (loss) to net cash provided by
Amortization of acquisition related costs	3,878	4,556
Depreciation and amortization	5,139	4,296
Deferred compensation expense	—	37
Litigation and other charges	—	2,500
Change in operating assets and liabilities:
Accounts receivable	3,485	(3,311)
Other assets	(57)	(753)
Accounts payable	8,947	8,711
Other current liabilities	4,290	(1,085)
Deferred revenue	1,006	(72)

Net cash provided by operating activities	38,218	11,099

Investing activities:
Purchases of investments	(15,000)	—
Sales of investments, net	—	3,487
Cash paid for acquisitions, net of cash received	(3,873)	(2,778)
Purchases of equipment	(4,675)	(4,089)

Net cash used in investing activities	(23,548)	(3,380)

Financing activities:
Proceeds from sales of common stock	43,380	—
Exercise of stock options and warrants	9,298	1,486
Sales of common stock under employee stock purchase plan	800	380
Repayment of notes payable	—	(2,500)

Net cash provided by (used in) financing activities	53,478	(634)

Net increase in cash and cash equivalents	68,148	7,085
Cash and cash equivalents, beginning of period	40,801	21,677

Cash and cash equivalents, end of period	$108,949	$28,762

Supplemental cash flow disclosure:
Common stock issued in acquisitions and earn-outs	$1,025	$2,910

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company’s consolidated financial position, results of operations and cash flows for the periods presented.  These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2003.  The December 31, 2002 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

2. PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Digital River, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

3. NET INCOME (LOSS) PER SHARE

The table below sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Numerator:
Net income (loss)	$4,741,000	$98,000	$11,530,000	$(3,780,000)

Denominator:
Basic — weighted average shares outstanding	30,392,000	26,823,000	28,742,000	26,655,000
Effect of dilutive securities:
Employee stock options and warrants	4,216,000	2,231,000	3,537,000	—
Diluted — weighted average shares outstanding	34,608,000	29,054,000	32,279,000	26,655,000

Basic — net income (loss) per share	$0.16	$0.00	$0.40	$(0.14)

Diluted — net income (loss) per share	$0.14	$0.00	$0.36	$(0.14)

Diluted — weighted average shares outstanding have not been adjusted for employee stock options and warrants for the nine months ended September 30, 2002 where the effect of those securities would have been anti-dilutive.

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

The changes in the carrying amount of goodwill for the nine months ended September 30, 2003 by operating segment, are as follows:

	Software and Digital Commerce Services Division	E-Business Services Division	Total

Balance as of December 31, 2002	$11,070,000	$7,628,000	$18,698,000
Goodwill acquired during the period	2,903,000	—	2,903,000
Balance as of September 30, 2003	$13,973,000	$7,628,000	$21,601,000

Information regarding the Company’s other intangible assets is as follows:

	As of September 30, 2003
	Carrying amount	Accumulated amortization	Net

Customer relationships	$15,966,000	$10,538,000	$5,428,000
Non-compete agreements	3,600,000	2,819,000	781,000
Technology/tradename	7,003,000	5,117,000	1,886,000
Total	$26,569,000	$18,474,000	$8,095,000

	As of December 31, 2002
	Carrying amount	Accumulated amortization	Net

Customer relationships	$14,117,000	$8,171,000	$5,946,000
Non-compete agreements	3,150,000	2,399,000	751,000
Technology/tradename	5,675,000	4,026,000	1,649,000
Total	$22,942,000	$14,596,000	$8,346,000

Amortization expense for the nine months ended September 30, 2003 was $3,878,000 and $4,556,000 for the nine months ended September 2002.  Estimated amortization expense for the remaining life of the intangible assets, based on intangible assets as of September 30, 2003, is as follows:

Year ended December 31,
2003	$1,484,000
2004	4,399,000
2005	1,638,000
2006	574,000

5.  STOCK BASED COMPENSATION

At September 30, 2003, the Company has two stock-based employee compensation plans, which are described more fully in the Company’s 2002 Annual Report Note 7.  The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  No stock-based employee compensation cost is reflected in net income (loss), as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.  The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provision of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

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

	Three Months Ended September 30,		Nine Months Ended September 30
	2003	2002	2003	2002
Net income (loss), as reported	$4,741,000	$98,000	$11,530,000	$(3,780,000)

Add: Stock-based compensation, as reported	—	—	—	37,000
Deduct: Total stock-based compensation determined under fair value based method for all awards	(3,335,000)	(2,750,000)	(9,040,000)	(5,840,000)
Adjusted net income (loss), fair value method for all stock-based awards	$1,406,000	$(2,652,000)	$2,490,000	$(9,583,000)

Basic income (loss) per share — as reported	$0.16	$0.00	$0.40	$(0.14)
Basic income (loss) per share — SFAS No. 123 adjusted	$0.05	$(0.10)	$0.09	$(0.36)

Diluted income (loss) per share – as reported	$0.14	$0.00	$0.36	$(0.14)
Diluted income (loss) per shares – SFAS No. 123 adjusted	$0.04	$(0.10)	$0.08	$(0.36)

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

On August 1, 2003, the Company acquired substantially all of the assets and certain liabilities of The Registration Network, or Reg.Net, providers of e-commerce services for authors and vendors of try-before-you-buy software for up to  $2,500,000, of which $1,318,000 has been funded. The remaining amount is subject to the satisfaction of certain contractual obligations.   Additional goodwill of $30,000 was recorded as a result of this acquisition.

During the three months ended March 31, 2002, the Company acquired certain assets and liabilities of Innuity Acquisition Corp. and Beyond.com Corporation.

The following unaudited pro forma condensed results of operations for the three and nine months ended September 30, 2003 and 2002 have been prepared as if each of the acquisitions from the nine months ended September 30, 2002 had occurred on January 1, 2002.  The pro forma presentation does not include pro forma presentation for the assets acquired in the nine months ended September 30, 2003, as they are not deemed to be significant.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenue	$26,748,000	$18,872,000	$74,112,000	$58,278,000
Income (loss) from operations	4,477,000	48,000	10,949,000	(6,548,000)
Net income (loss)	4,741,000	98,000	11,530,000	(7,124,000)

Basic net income (loss) per share	$0.16	$0.00	$0.40	$(0.27)
Diluted net income (loss) per share	$0.14	$0.00	$0.36	$(0.27)

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

	Software and Digital Commerce Services Division	E-Business Services Division	Unallocated Corporate Items	Consolidated
Three months ended September 30, 2003
Revenue	$23,490,000	$3,258,000	$—	$26,748,000
Gross profit	20,457,000	2,144,000	—	22,601,000
Income (loss) from operations	8,034,000	(247,000)	(3,310,000)	4,477,000
Net income (loss)	8,034,000	(247,000)	(3,046,000)	4,741,000
Total assets at September 30, 2003	$66,437,000	$13,334,000	$98,194,000	$177,965,000

Three months ended September 30, 2002
Revenue	$15,430,000	$3,442,000	$—	$18,872,000
Gross profit	12,895,000	2,420,000	—	15,315,000
Income (loss) from operations	5,131,000	(2,242,000)	(2,841,000)	48,000
Net income (loss)	5,131,000	(2,242,000)	(2,791,000)	98,000
Total assets at September 30, 2002	$32,975,000	$15,267,000	$43,178,000	$91,420,000

	Software and Digital Commerce Services Division	E-Business Services Division	Unallocated Corporate Items	Consolidated
Nine months ended September 30, 2003
Revenue	$63,198,000	$10,914,000	$—	$74,112,000
Gross profit	54,620,000	7,661,000	—	62,281,000
Income (loss) from operations	20,715,000	(749,000)	(9,017,000)	10,949,000
Net income (loss)	20,715,000	(749,000)	(8,436,000)	11,530,000
Total assets at September 30, 2003	$66,437,000	$13,334,000	$98,194,000	$177,965,000

Nine months ended September 30, 2002
Revenue	$45,231,000	$11,058,000	$—	$56,289,000
Gross profit	38,066,000	7,973,000	—	46,039,000
Income (loss) from operations	14,116,000	(6,804,000)	(11,351,000)	(4,039,000)
Net income (loss)	14,116,000	(6,804,000)	(11,092,000)	(3,780,000)
Total assets at September 30, 2002	$32,975,000	$15,267,000	$43,178,000	$91,420,000

8.   PUBLIC OFFERING

In January 2002, the Company filed a registration statement on Form S-3 to offer and sell, from time to time, equity and debt securities in one or more offerings up to a total dollar amount of $100 million. On February 12, 2002 the SEC declared this registration statement effective.  On July 16, 2003, the Company sold 2.1 million shares of its common stock pursuant to this registration in an underwritten public offering at a price to the public of $21.35 per share.   The offering resulted in net proceeds to the Company of approximately $43,380,000 after underwriting commissions and discounts of approximately $1,100,000 and other expenses of approximately $300,000.

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

Overview

The Company is a leading provider of comprehensive electronic commerce outsourcing solutions. The Company was incorporated in February 1994 and commenced offering products for sale through its clients’ Web stores in August 1996. From inception through August 1996, the Company had no sales, and its activities related primarily to the development of its proprietary technology platform, known as Commerce Network Servers or CNS. In 1996, the Company began to focus its business development efforts on the software industry, building its inventory of software products through contracts with software publishers. In 1997, the Company began to develop software distribution relationships through contracts with online retailers. As of September 30, 2003, the Company had approximately 14,000 software publisher clients and online retailer clients served by the Software and Digital Commerce Services Division. In late 1998, the Company began to offer its comprehensive electronic commerce outsourcing services in the form of a transaction fee-based e-commerce service to clients outside of the software industry. As of September 30, 2003, the Company was operating approximately 20,000 sites under its E-Business Services Division.

The Company has approximately seven years of operating history upon which investors may evaluate its business and prospects. Since inception, the Company has incurred significant losses, and as of September 30, 2003, had an accumulated deficit of approximately $92 million. The Company intends to expend financial and management resources on the development of additional services, sales and marketing, technology and operations to support larger-scale operations and greater service offerings. Although the Company expects to generate positive cash flow from operations in 2003, there can be no assurance that the Company’s revenue will increase or even continue at its current level or that the Company will maintain profitability or generate cash from operations in future periods.

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

Effective July 1, 2003, the European Union implemented new rules regarding the collection and payment of Value Added Tax, or VAT. These new rules require VAT to be charged on supplies delivered over electronic networks, including software and computer services, as well as information and cultural, artistic, sporting, scientific, educational, entertainment and similar services. These services are now taxed in the country where the purchaser resides rather than where the supplier is located. Historically, suppliers of digital products that existed outside the European Union were not required to collect or remit VAT on digital orders made to purchasers in the European Union. With the implementation of these new rules, the Company is required to collect and remit VAT on digital orders received from purchasers in the European Union which effectively raises the prices for these goods by the VAT amount. This price increase could serve to discourage purchasing of the Company’s products and services which in turn could adversely affect the Company’s operating results and financial condition.

Results of Operations

The following table sets forth certain items from the Company’s condensed consolidated statements of operations as a percentage of total revenue for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses
Direct cost of services	3.2	3.0	3.7	3.1
Network and infrastructure	12.3	15.9	12.3	15.1
Sales and marketing	37.0	41.6	38.0	43.1
Product research and development	9.2	14.6	10.0	16.6
General and administrative	9.2	9.6	9.1	9.1
Litigation and other charges	—	—	—	4.5
Depreciation and amortization	7.1	7.9	6.9	7.6
Amortization of acquisition-related costs	5.3	7.2	5.2	8.1
Total operating expenses	83.3	99.8	85.2	107.2
Income (loss) from operations	16.7	0.2	14.8	(7.2)
Interest income, net	1.0	0.3	0.8	0.5
Net income (loss)	17.7%	0.5%	15.6%	(6.7)%

REVENUE. Revenue increased to $26,748,000 for the three months ended September 30, 2003 from $18,872,000 for the same period in the prior year, an increase of $7,876,000 or 41.7%. For the nine months ended September 30, 2003 revenue totaled $74,112,000, an increase of  $17,823,000 or 31.7% from revenue of $56,289,000 recorded in the same period of the prior year.  Revenue for the Software and Digital Commerce Services division increased to $23,490,000 and $63,198,000 for the three months and nine months ended September 30, 2003 from $15,430,000 and $45,231,000 for the three months and nine months ended September 30, 2002, respectively.  The increase can primarily be attributed to sales generated from the recent, unanticipated virus outbreak particularly with respect to the three months ended September 30 2003, growth in the number of the Company’s software publisher and online retailer clients, and an increase in product sales.   Revenue for the E-Business Services division was $3,258,000 and $10,914,000 for the three months and nine months ended September 30, 2003, compared with $3,442,000 and $11,058,000 for the three months and nine months ended September 30, 2002.

International sales represented approximately 24% and 22% of total sales in the three-month periods ended September 30, 2003 and 2002, respectively and approximately 23% and 21% of total sales in the nine months ended September 30, 2003 and 2002, respectively.

GROSS PROFIT. Cost of revenue, which consists of direct cost of services and network and infrastructure costs (both shown in this paragraph and table above exclusive of depreciation and amortization expense), increased to $4,147,000 and $11,831,000 for the three months and nine months ended September 30, 2003 from $3,557,000 and $10,250,000 for the same periods in the prior year.  The increase for the three-month and nine-month periods ended September 30, 2003 primarily resulted from direct costs related to client contracts and increased revenue for outsourced professional services.    The gross profit margin for the Software and Digital Commerce Services division increased in the three months and nine months ended September 30, 2003 to 87.1% and 86.4% from 83.6% and 84.2% for the same periods of the prior year, respectively.  The gross profit margin for the E-Business Services division decreased in the three months and nine months ended September 30, 2003 to 65.8% and 70.2% compared to 70.3% and 72.1% for the same period of the prior year, respectively.  The increase in Software and Digital Commerce Services margins is primarily due to leveraging the Company’s infrastructure over significantly more revenue and clients.  The E-Business Services division incurred higher direct costs of labor related to client contracts for outsourced professional services resulting in the decreased profit margins for the three and nine month periods ending September 30, 2003.  The Company believes that Internet commerce and related services could become more competitive in the future.  In that event, the Company may reduce its pricing or alter its pricing structure and policies in the future and any such change could immediately reduce gross margins.

SALES AND MARKETING. Sales and marketing expense consists primarily of personnel and related expenses, advertising and promotional expenses, bad debt/chargeback expense and credit card transaction fees.  Sales and marketing expense increased to $9,895,000 and $28,145,000 for the three months and nine months ended September 30, 2003 from $7,854,000 and $24,269,000 for the same period in the prior year, respectively, an increase of $2,041,000 and $3,876,000 or 26.0% and 16.0%, respectively.  The increase primarily resulted from credit card fees and chargeback costs directly associated with the increase in revenue.  Sales and marketing expense for the Software and Digital Commerce Services division increased to $8,438,000 and $23,698,000 for the three months and nine months ended September 30, 2003 from $5,513,000 and $16,610,000 for the same period in the prior year, respectively.  Sales and marketing expense for the E-Business Services division was $1,457,000 and $4,447,000 for the three months and nine months ended September 30, 2003, compared to $2,341,000 and $7,659,000 for the same period in the prior year.  The decrease in E-Business Services sales and marketing expense was a result of the previously announced consolidation of the teams that support E-Business Services and Software and Digital Commerce Services, which has resulted in increased efficiencies.  As a percentage of revenue, sales and marketing expense was 37.0% and 38.0% in the three months and nine months ended September 30, 2003, compared to 41.6% and 43.1% for the same period in the prior year, primarily reflecting the Company’s increased revenue.  The Company expects that sales and marketing expense will continue to increase in absolute dollars as the Company continues to build its sales and marketing infrastructure and develops marketing programs, and as volume–driven credit card and bad debt/chargeback expenses increase.  As a percentage of revenue, sales and marketing expenses are expected to decrease as future revenue increases.

PRODUCT RESEARCH AND DEVELOPMENT.  Product research and development expense consists primarily of personnel and related expenses and consulting costs associated with developing and enhancing the Company’s CNS and related internal systems.  Product research and development expense decreased to $2,447,000 and $7,429,000 for the three months and nine months ended September 30, 2003 from $2,764,000 and $9,327,000 for the same periods in the prior year, a decrease of $317,000 and $1,898,000 or 11.5% and 20.3%, respectively.   The decrease was primarily driven by a reduction in personnel-related expenses and outside consulting fees related to the substantial completion of CNS enhancements.  Product research and development expense for the Software and Digital Commerce Services division was $1,994,000 and $4,586,000 for the three months and nine months ended September 30, 2003 compared to $1,103,000 and $3,873,000 for the same periods of the prior year, respectively.  Product research and development expense for the E-Business Services division decreased to $453,000 and $2,843,000 for the three and nine months ended September 30, 2003 from $1,661,000 and $5,454,000 in the same period in the prior year, respectively.  As a percentage of revenue, product research and development expense was 9.2% and 10.0% in the three months and nine months ended September 30, 2003, compared to 14.6% and 16.6% for the same period in the prior year.  The Company expects that product research and development costs will increase in absolute dollars as the Company continues to develop the CNS and other related internal systems.

GENERAL AND ADMINISTRATIVE. General and administrative expense consists primarily of executive, accounting and administrative personnel and related expenses, including professional fees and investor relations expenses.  General and administrative expenses increased to $2,472,000 and $6,741,000 for the three months and nine months ended September 30, 2003 from $1,807,000 and $5,130,000 for the same period in the prior year, an increase of $665,000 and $1,611,000 or 36.8% and 31.4% respectively.    The increase resulted primarily from personnel-related expenses and professional and legal fees associated with compliance with the new Sarbanes-Oxley Act and related rules and regulations, foreign governance compliance, ongoing defense of pending lawsuits and increased insurance premiums.  General and administrative expense for the Software and Digital Commerce Services division increased to $1,991,000 and $5,621,000 for the three months and nine months ended September 30, 2003, from $1,149,000 and $3,467,000 for the same period in the prior year, respectively.  General and administrative expense for the E-Business Services division decreased to $481,000 and $1,120,000 for the three months and nine months ended September 30, 2003, from $658,000 and $1,663,000 for the same period in the prior year, respectively.  As a percentage of revenue, general and administrative expense was 9.2% and 9.1% for the three-month and nine-month periods ended September 30, 2003, compared to 9.6% and 9.1% for the same periods in the prior year, respectively.  The Company expects that general and administrative expense will increase in absolute dollars over time as the Company defends its positions related to legal claims and as it continues to build infrastructure to support its revenue growth and to comply with new governmental regulations.

LITIGATION AND OTHER CHARGES. During the three months ended March 31, 2002, the Company recorded a charge for pending litigation of $2,300,000.  This reserve was established based upon developments in new and existing litigation for which management determined, in the first quarter of 2002, that payment was both probable and estimable.  Additionally, the Company recorded a charge of $200,000 during the three months ended March 31, 2002 in connection with its decision during the period to consolidate one of its offices.  During the three months and nine months ended September 30, 2003, no charges were recorded for settlement of litigation and other charges.

AMORTIZATION OF INTANGIBLE ASSETS AND ACQUISITION-RELATED COSTS. Amortization of intangible assets and acquisition-related costs was $1,411,000 and $3,878,000 for the three months and nine months ended September 30, 2003 compared to $1,356,000 and $4,556,000 for the same periods.  The decrease for the nine month period was due to assets acquired in 1999 becoming fully amortized. The amortization related to assets acquired in the three months and nine months ended September 30, 2003 was not significant.

INCOME TAXES. The Company paid no income taxes in any reported period.  As of September 30, 2003, the Company had approximately $70,170,000 of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2009.  Due to the uncertainty of future profitability, a valuation allowance equal to the deferred tax asset has been recorded.  Certain changes in ownership that resulted from the sales of common and preferred stock will limit the future annual realization of the tax operating loss carryforwards to a specified percentage under Section 382 of the Internal Revenue Code.

Liquidity and Capital Resources

As of September 30, 2003, the Company had $108,949,000 of cash and cash equivalents, $15,034,000 of short-term investments and working capital of approximately $78,362,000. The Company’s principal commitments consisted of obligations outstanding under operating leases.  During the nine months ended September 30, 2003, the Company’s operations generated $38,218,000 of cash compared to $11,099,000 for the same period of the prior year.  The improvement is mainly due to the increase in net income, collection of accounts receivable and the increase in client payable related to increased revenue.  Net cash used in investing activities during the nine months ended September 30, 2003 totaled $23,548,000.  This was comprised of purchases of investments of $15,000,000, investments in equipment of $4,675,000 and net investments in acquisitions of $3,873,000.  Net cash provided by financing activities during the nine months ended September 30, 2003 totaled $53,478,000, comprised of cash received from the completion of a follow-on public offering of the Company’s common stock, resulting in net proceeds of approximately $43,380,000 after underwriting commissions and discounts of approximately $1,100,000 and other expenses of approximately $300,000, and from the sale of stock through the exercise of stock options and purchases through the employee stock purchase plan of $9,298,000.

Although the Company has no material commitments for capital expenditures, it anticipates continued capital expenditures consistent with its anticipated growth in operations, infrastructure and personnel.  The Company anticipates that it will expend approximately $10,000,000 over the next 15 months on capital expenditures based on its current anticipated growth rate in operations.  The Company further anticipates that it will expend approximately $13,000,000 over the next 15 months on product development based on its current anticipated growth rate in operations.  The Company may also use cash to acquire or license technology, products or businesses related to the Company’s current business.

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

However, the growth in the Company’s international operations is increasing the Company’s exposure to foreign currency fluctuations. The Company has foreign currency denominated net revenues, costs and expenses. These income statement amounts are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased net revenues, operating expenses and net income. Conversely, the Company’s net revenues, operating expenses and net income will decrease when the U.S. dollar strengthens against foreign currencies.   The Company expects international operations to continue to grow in significance as it develops and deploys its global marketplace presence. As a result, foreign currency fluctuations in future periods could become more significant and may have a negative impact on the Company’s net revenues and net income.

Item 4.  Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2003.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing, and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Such evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Beginning in August 2001, the Company and certain of the Company’s officers and directors were named as defendants in several class action shareholder complaints filed in the United States District Court for the Southern District of New York, now consolidated as In re Digital River, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-7355.  In the consolidated amended complaint, the plaintiffs allege that the Company, certain of the Company’s officers and directors and the underwriters of the Company’s initial public offering, or IPO, violated Section 11 of the Securities Act of 1933 based on allegations that the Company’s IPO registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters.  The complaint also contains a claim for violation of Section 10(b) of the Securities Exchange Act of 1934 based on allegations that this omission constituted a deceit on investors.  The plaintiffs seek unspecified monetary damages and other relief.  Similar complaints, referred to here as the IPO Lawsuits, were filed in the same court against hundreds of other public companies who conducted IPOs between 1998 and 2000.  The companies sued in the IPO Lawsuits, including the Company, are collectively referred to here as the Issuers.

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

On July 15, 2002, the Company joined in a global motion to dismiss the IPO Lawsuits filed by all Issuers (among others).  On October 9, 2002, the court entered an order dismissing the Company’s named officers and directors from the IPO Lawsuits without prejudice, pursuant to an agreement tolling the statute of limitations with respect to these officers and directors until September 30, 2003.  On February 19, 2003, the court issued a decision denying the motion to dismiss the Section 11 claims against the Company and almost all of the other Issuers and denying the motion to dismiss the Section 10(b) claims against the Company and many of the other Issuers.

On September 26, 2003, the plaintiffs in the IPO Lawsuits announced a proposed settlement with the Company and the other Issuers. The proposed settlement provides that the insurers of all settling Issuers will guarantee that the plaintiffs recover $1 billion from the investment banks who acted as underwriters in the Issuers’ IPOs. In the event that the plaintiffs do not recover $1 billion, the insurers for the settling Issuers will make up the difference.  In September 2003, in connection with the possible settlement, those officers and directors of the Company who had entered tolling agreements with plaintiffs (described above) agreed to extend those agreements so that they would not expire prior to any settlement being finalized.  The Company believes that it has sufficient insurance coverage to cover the maximum amount that it may be responsible for under the proposed settlement. It is possible that the parties may not reach agreement on the final settlement documents or that the Federal District Court may not approve the settlement in whole or part.

On August 21, 2001, the Company, along with other defendants, was named as a defendant in a patent litigation regarding United States Patent No. 6,014,651 owned by Christopher M. Crawford of Washington, D.C.  The case was filed and is pending in the U.S. District Court in the District of Columbia.  The court delayed substantive discovery in this case pending resolution of certain motions.  On October 27, 2003, the parties jointly filed a request for a status hearing.  Once the court determines the scope of the patent claims, the Company may file for a dismissal of the case if the court’s decision is consistent with the Company’s and the other defendants’ position regarding the interpretation of the patent claims.  At this time, Crawford has not made a definitive demand for the resolution of this case.

On April 25, 2002, the Company, along with RegSoft.com, Inc., a subsidiary of the Company, and Register Now!, a division of the Company, and other various defendants, were named as defendants in a patent litigation regarding United States Patent No. 4,500,919 assigned to the Massachusetts Institute of Technology, or MIT, by the inventor William F. Schreiber of Cambridge, Massachusetts.  MIT licensed the patent to Electronics for Imaging, Inc., or EFI, and these parties jointly filed a lawsuit in the U.S. District Court in the Eastern District of Texas.  The Company, RegSoft.com, Inc. and RegisterNow! without admitting liability have recently agreed to a settlement of the lawsuit for $15,000, and the lawsuit against these defendants was dismissed on August 29, 2003.

Item 5. Other Information

In October 2003, Gary Howorka, Digital River’s Chief Technology Officer, announced that he will be leaving his position and role as an executive officer, to assume new responsibilities as Senior Vice President, Advanced Technologies.

Item 6.  Exhibits and Reports on Form 8-K

(A) Exhibits

EXHIBIT NUMBER		DESCRIPTION OF DOCUMENTS

3.1	(1)	Amended and Restated Certificate of Incorporation, as amended, as currently in effect
3.2	(2)	Amended and Restated Bylaws, as currently in effect
4.1	(3)	Specimen of Common Stock Certificate
10.1		Employment agreement with Jay Kerutis
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)

Filed as Exhibits 3.1 and 3.3 to the Company’s Registration Statement on Form S-3, File No. 333-81626, filed on January 29, 2002, declared effective on February 12, 2002, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001, and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-1, File No. 333-56787, declared effective on August 11, 1998, and incorporated herein by reference.
*	Furnished as an exhibit to this quarterly report on Form 10-Q

(B) Reports on Form 8-K.

On July 16, 2003, the Company filed a current report on Form 8-K announcing under Item 5 the financial results for the quarter and six months ended June 30, 2003 and an e-commerce agreement with Macromedia, Inc.

On July 18, 2003, the Company filed a current report on Form 8-K under Item 5 announcing that it entered into an underwriting agreement relating to the sale of 2,100,000 shares of common stock at a price to the public of $21.35 per share.

On July 23, 2003, the Company filed a current report on Form 8-K furnishing under Item 9 (Information provided under Item 12), in accordance with SEC release No. 33-8216, the financial results for the quarter ended and six months ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 13, 2003		DIGITAL RIVER, INC.

		By:	/s/ CARTER D. HICKS

Carter D. Hicks
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER		DESCRIPTION OF DOCUMENTS

3.1	(1)	Amended and Restated Certificate of Incorporation, as amended, as currently in effect
3.2	(2)	Amended and Restated Bylaws, as currently in effect
4.1	(3)	Specimen of Common Stock Certificate
10.1		Employment Agreement with Jay Kerutis
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)

Filed as Exhibits 3.1 and 3.3 to the Company’s Registration Statement on Form S-3, File No. 333-81626, filed on January 29, 2002, declared effective on February 12, 2002, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001, and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-1, File No. 333-56787, declared effective on August 11, 1998, and incorporated herein by reference.
*	Furnished as an exhibit to the quarterly report on Form 10-Q.