Form 10-K
period 2003-12-31
DIGITAL RIVER INC /DE
filed 2004-03-15
CIK 1062530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒                                 Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2003.

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

As of June 30, 2003, there were 28,502,350 shares of Digital River, Inc. common stock, issued and outstanding. As of such date, based on the closing sales price as quoted by the Nasdaq, 27,056,073 shares of common stock, having an aggregate market value of approximately $518,124,000 were held by non-affiliates. For purposes of the above statement only, all directors and executive officers of the registrant are assumed to be affiliates.

The number of shares of common stock outstanding at March 1, 2004 was 31,689,657 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

PART I

ITEM 1. BUSINESS.

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements set forth or incorporated by reference in this Form 10-K, as well as in our Annual Report to Stockholders for the year ended December 31, 2003, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “believes”, “anticipates”, “expects”, “intends”, “estimates” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements, or industry results, expressed or implied by such forward-looking statements. Such factors include, among others: our limited operating history and variability of operating results; risks associated with general economic uncertainty; our dependence on software publishers and online retailers; the integration of acquired companies; risks associated with electronic software delivery; our dependence on the Internet and the growth in electronic commerce and Internet infrastructure development; competition in the electronic commerce industry; our dependence on key customers; our dependence on key employees; system development and electronic commerce security risks; changes in laws and regulations; and other risk factors set forth under “Risk Factors” and elsewhere in this Form 10-K. We expressly disclaim any obligation to update or publicly release any revision to these forward-looking statements after the date of this Form 10-K.

Overview

We are a provider of comprehensive electronic commerce outsourcing solutions. We were incorporated in February 1994 and commenced offering products for sale through our clients’ Web stores in August 1996. As a leading global e-commerce outsource provider, we enable our clients to access our proprietary electronic commerce system over the Internet. We have developed a technology platform that allows us to provide a suite of electronic commerce services, including Web commerce development and hosting, transaction processing, fraud screening, digital delivery, integration to physical fulfillment and customer service. We also provide analytical marketing and merchandising services to assist clients in increasing Web page view traffic to, and sales through, their Web commerce systems. We provide an outsourcing solution that allows our clients to promote their own brands while leveraging our investment in infrastructure and technology.  Some of our key clients include DownloadSuperstore.com, H&R Block Inc., McAfee Security, a division of Network Associates Inc., palmOne, Inc., Symantec Corp. and Trend Micro, Inc.

Our proprietary commerce network server technology, or CNS, serves as the platform for most of our solutions. Our technology incorporates custom software applications that enable Web store authoring, electronic software delivery, fraud prevention, export control, merchandising programs and online registration. Using our platform, we create Web commerce systems for our clients that replicate the look and feel of each client’s Web site. End-users enter the client site and are then seamlessly transferred to our commerce server. End-users can then browse for products and make purchases online, and once purchases are made, we either deliver the products digitally to the end-user through the Internet or communicate the order through its integration into a number of third-party fulfillment agencies for physical fulfillment. We also provide transaction processing services and collect and maintain critical information about end-users. This information can later be used by our clients to facilitate add-on or upgrade sales and for other direct marketing purposes. We actively manage direct marketing campaigns for our clients and also deliver purchase information and Web store traffic statistics to our clients through online reporting.

General information about us can be found at www.digitalriver.com under the “Investor Relations” link. Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments or exhibits to those reports are available free of charge through our website as soon as reasonably practicable after we provide them to the Securities and Exchange Commission.

Industry Background

Growth Of The Internet And Electronic Commerce.    The Internet is a significant global communications medium, enabling millions of people to share information and conduct business electronically. The increasing functionality, accessibility and adoption of the Internet have made it an attractive commercial medium. Online businesses can interact directly with end-users, both businesses and consumers, and can frequently adjust their featured selections, shopping interfaces and pricing. The ability to reach and serve a large and global group of end-users electronically from a central location and the potential for personalized low-cost customer interaction provide additional economic benefits for online businesses. Unlike traditional retail channels, online businesses do not have the burdensome costs of managing and maintaining a significant physical retail store infrastructure or the continuous printing and mailing costs of catalog marketing. Because of these advantages, online businesses have the potential to build large, global customer bases quickly and to achieve potentially superior economic returns over the long term. An increasingly broad base of products is being sold successfully online, including computers, electronics, travel and entertainment services, brokerage services, apparel and music, as well as software products.

Advantages Of Outsourcing Electronic Commerce.    According to a Gartner Group study, the initial investment in an electronic commerce site that is functionally equivalent to most industry participants is $1.0 to $5.0 million and requires an average of five months to implement. The study found that a market differentiating electronic commerce solution requires an expenditure of $5.0 to $20.0 million. Additionally, to maintain a scalable, best-of-breed commerce solution, businesses must continue to invest in technology, infrastructure and personnel related to electronic commerce management.

There are a number of advantages to outsourcing electronic commerce, including: (i) avoiding the large, upfront and ongoing investment required to purchase, implement and maintain software applications and computer hardware; (ii) shortening the time to market as compared to in-house development and maintenance; (iii) shifting the ongoing financial burden and technology risk to a proven service provider; (iv) leveraging the expertise of an outsource provider to accelerate growth of an online business; and (v) allowing businesses to focus on their specific core competency. Because of these advantages, we believe that an increasing number of businesses will outsource their electronic commerce needs.

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

The Digital River Solution.    We have developed a robust electronic commerce technology platform and suite of e-commerce services to help businesses worldwide grow their online revenues and avoid the costs and risks associated with running an electronic commerce operation in-house. We provide a complete, client-branded, electronic commerce outsourcing solution that includes Web commerce development and hosting, transaction processing, fraud screening, digital delivery, integration to physical fulfillment, site merchandising and marketing, and customer service that enables our clients to promote their own brands and focus on their core competencies while leveraging our world-class infrastructure and expertise to grow their online business.

Benefits To Clients.

Reduced Total Cost Of Ownership And Risk

Businesses can reduce the total cost of ownership of their electronic commerce operation by leveraging our investment in technology, personnel and infrastructure. By reducing or eliminating the upfront and ongoing costs of hardware, software and personnel associated with developing, customizing, deploying, maintaining and upgrading an in-house electronic commerce solution or software package, businesses can establish and maintain an electronic commerce business at a lower total cost and with little financial risk.

Revenue Growth

Our electronic commerce technology platform, marketing expertise and large network of clients and partners provide our clients with the potential to grow their online businesses.

Working with thousands of companies since 1996, we have developed the technology, services, expertise and best practices in the area of marketing and merchandising that can help our clients grow their online businesses by increasing traffic, close ratios, average order sizes and repeat purchases.

We also provide the technology and services needed to support international sales. Our technology platform supports multiple transaction currencies, payment options and localized content required to successfully sell products in international markets.

In addition, through our large client network, we believe we are uniquely positioned to help our clients grow their online businesses by providing them with access to new distribution channels and products to sell. Clients can approve their products to be sold on other client sites and sell products owned and approved for sale by our other clients. In addition, our software and digital products clients have the opportunity to increase exposure and sales of their products by offering part or all of their entire online product catalog to our network of online channel partners, which includes online retailers, content sites and portals. This is beneficial to both our software publishers and online channel partners because we eliminate the burden of developing and maintaining hundreds of relationships. The online channel partners also enjoy access to a much broader inventory of software products, and avoid the costs and risk of carrying physical inventory.

Deployment Speed

Companies can increase their speed to market by leveraging our outsourced business model, technology platform and remote control tools to establish their electronic commerce business, typically in a matter of days or weeks.

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

Strategy

Our objective is to be the global leader in electronic commerce outsourcing for software and digital products publishers and online retailers as well as for manufacturers, distributors and traditional retailers of physical goods.

We intend to achieve our objective through the following key strategies:

Promote Relationships With Software Publishers And Online Retailers.   We plan to continue to build our inventory of software products through additional contractual relationships with software publishers. As of March 1, 2004, we had contracts with more than 23,000 software publishers and online retailers. We believe that our ability to provide comprehensive electronic commerce services with our software publisher clients increases our reach to end-users and provides the basis for long-term relationships with our software publisher clients. We further believe that the large number of software products that we offer from our software publisher clients will be critical to our ability to deliver a compelling inventory of products to our online channel partners.

Additionally, we believe that by increasing the number of points of entry to the CNS, we will increase the number of transactions and revenue through our network on behalf of our clients. Accordingly, in addition to expanding and developing relationships with software publishers, we seek to aggressively expand our network of online channel partners. Online channel partners include traditional store-based and mail-order retailers with a Web presence, online retailers dedicated to online commerce, as well as high traffic content sites and portals desiring to add electronic commerce functionality. Our model enables us to leverage our clients’ marketing resources to direct traffic to our software network.

Develop And Expand Relationships With Manufacturers, Distributors And Retailers of Physical Goods.    In late 1998, we began exploring electronic commerce outsourcing opportunities outside of the software and digital products industry. During 1999, sales and marketing personnel were hired to develop contractual relationships to sell our electronic commerce outsourcing services to manufacturers, distributors and traditional retailers. As of March 1, 2004, we were providing electronic commerce services such as Web commerce development and hosting, transaction processing, fraud screening, digital delivery, integration to physical fulfillment, merchandising services, analytical marketing and customer service to over 140 physical goods clients. Additionally, in September 2001, December 2001, and March 2002, we purchased certain assets of Orbit Commerce, Inc., Network Commerce, Inc., and CCNow, Inc., respectively, allowing us to offer Web hosting and electronic commerce services to nearly 12,000 small business sites. We believe that our ability to provide a proven, cost efficient electronic commerce solution, which can typically be implemented in a one to eight week time frame, provides the basis for long-term relationships with our physical goods clients. We further believe that additional electronic commerce outsourcing opportunities may develop as relationships with existing clients expand.

Prior to January 1, 2004, we managed our physical goods clients through a division (formerly our E-Business Services Division) that was separate from our Software and Digital Commerce Services Division. Beginning in January 2004, this divisional structure was consolidated, and we announced that we will no longer report our activities as separate business segments. Nonetheless, we remain committed to serving existing and new clients in the important vertical market of physical goods.

Drive Growth Through Aggressive Merchandising And Marketing.    We believe that we have developed technology, services, expertise and best practices in the areas of marketing and merchandising that can help our clients grow their online businesses by utilizing numerous proven tools and programs and our expanding data warehouse of end-user purchasing information to increase traffic, close ratios, average order sizes and repeat purchases. We will continue to develop and utilize a wide range of marketing and merchandising programs and our growing data warehouse of end-user purchasing information to aggressively grow our clients’ businesses.

Expand International Sales.    We believe that there is a significant opportunity to grow our business by expanding existing and new client sales through international online stores. Internet adoption, broadband adoption and e-commerce sales continue to show rapid growth in the European and Asia-Pacific regions. We have seen significant growth in sales for those clients that have offered international stores and we intend to continue to enhance our technology platform and services to increase sales in these regions of the world.

Leverage The Digital River Sales Network To Provide New Distribution And Sales Opportunities For Our Clients.    With our large network of clients, catalog of software and digital products and online channel partner relationships, we believe we can further grow our clients’ sales by offering them more exposure and sales opportunities on a global basis. We continue to expand our offering of network services to allow our clients to distribute and sell their products through new online channels and affiliates, and sell products offered by other companies. We believe our network is unique in the marketplace, provides significant revenue opportunities and will help us build stronger relationships with our clients.

Provide Clients With Value-Added Services.    We proactively add new service offerings, such as our backup CD and search engine advertising services, to help create new revenue streams for our clients and ourselves.  We will continue to aggressively develop and offer new value-added services to create additional sources of recurring revenue. Additionally, we will continue to develop and enhance our products and services that allow our clients to support new commerce models, enhance their relationship with their customers and effectively address new market segments. This includes but is not limited to try-before-you-buy sales, subscription sales, volume licensing, digital rights management and license management.

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

Web Commerce Hosting.    We provide hosted Web commerce capabilities for most of our software publisher clients and all of our online channel partners and physical goods clients. For many of these clients, this outsourcing solution is mission critical and therefore we operate data centers that perform and scale for continuous Web commerce in a high demand environment. Our data centers feature fully redundant, high-speed connections to the Internet, server capacity to handle rapid spikes in volume, 24x7 security and monitoring, back-up generators and dedicated power.

Our Web commerce capabilities are deployed quickly and efficiently for our clients, and can be implemented in many different ways, from hosted electronic commerce links behind “buy buttons” through fully merchandised online stores. We match the branding and designs of our clients to provide a seamless experience for end-users navigating from our clients’ Web sites to their stores hosted on our CNS. We fully manage orders placed by end-users for payment processing, fraud screening and fulfillment, either digitally or physically, as well as the end-user notifications that result from these processes. The transaction information is captured in our data warehouse and made available to our clients via Web-based analysis tools. This data warehouse is a powerful source for data analysis activities that result in highly targeted merchandising, e-mail marketing campaigns, product offers and test/control marketing efforts.

Digital And Physical Fulfillment Services.    Digital delivery eliminates many of the costs that exist in the physical distribution chain, such as packaging, shipping, warehousing and inventory carrying and handling costs. We offer clients a sophisticated array of electronic software delivery capabilities to permit delivery of digital products to an end-user’s computer via the Internet, as well as more advanced OTA or “Over the Air” wireless delivery to handheld devices. Delivery is fulfilled when a copy of the digital product is made from the master on our CNS platform and then securely downloaded to the end-user. Optionally, end-users can create a CD on demand as a backup to their digital order. Our digital distribution model not only reduces costs, thereby increasing margins available to software publishers and online channel partners, but also solves the shelf space problem constraining product availability and sales. While most software publishers use our Web hosting services, certain software publishers use only our digital delivery services, which provide them with online distribution through our extensive network of online channel partners.

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

Transaction Processing And Fraud Screening.    We process payment transactions generated by end-users ordering products through our CNS. We support payments made via credit card, but also an expanding set of non-credit card payment methods such as wire transfers, purchase orders, money orders, direct debit checks and other payment methods popular in countries located worldwide. The fraud screening component of the CNS uses both rules-based and heuristic scoring methods to make a determination regarding the validity of the order, end-user and payment information. As the end-user is entering the order, up to 580 data reviews are processed in real-time. Depending on the contractual agreement, we can provide the use of our proprietary fraud screening to clients for their own processing and screening or completely shift the fraud screening and risk responsibility to us. When a transaction is completed and approved, and the ordered product has been delivered, we process the order for payment.

Customer Service.    We offer both telephone and email customer support for products sold through our CNS on behalf of our clients. We provide end-user assistance on order and delivery questions on a 24x7 basis and in more than a dozen different languages. We have invested, and continue to invest in, technology and infrastructure to provide fast, efficient responses to customer inquiries, and to provide self-help options to customers online. We also provide archiving services to the end-users that purchase digital products.

Merchandising And Analytics-Based E-Marketing Services.    We offer a broad range of merchandising and analytics-based e-marketing services to our clients to help them drive additional store traffic and revenues. Clients are provided with detailed analyses of their Web stores covering sales, products, transactions, customer behavior and campaign dimensions. The CNS captures all Web page visits, campaign tracking information, product banner and pricing information and other data that can be used by our clients to perform their own Web-based reporting and analyses.

We also offer advanced marketing and merchandising services to assist clients in increasing response rates for their marketing efforts. These services include targeted and segmented email campaigns for special promotions, upgrade notification programs and the presentation of complementary products and bundled products or other programs designed to increase average order size based on a targeted end-user profile. In addition, through analytic services, we analyze transaction and customer history to test and refine new marketing and merchandising techniques and promotional approaches.

Clients

As a provider of comprehensive electronic commerce outsourcing solutions, we are able to serve two distinctive client groups with one common infrastructure: (1) software publishers and online software retailers and (2) manufacturers, distributors and physical good retailers.

Through our software and digital commerce services, we distribute software products through a network of software publishers and online retailers. Online retailer clients include traditional store-based and direct mail retailers with a Web presence, online retailers dedicated to online commerce, as well as high traffic or niche Web site operators desiring to add electronic commerce functionality. In a typical online retailer contract, we are responsible for: (i) a payment to the online retailer based on a percentage of net sales of software products that we distribute through the online retailer’s Web site; (ii) the processing of payments made by end-users; (iii) the delivery of the software products to end-users; (iv) fraud screening and the payment of applicable credit card transaction fees; (v) the collection, payment and returns filing of applicable sales taxes; and (vi) the distribution of a report to the online retailer detailing related sales activity that we have processed. While most software publishers use our entire suite of electronic commerce services, including Web hosting services, certain software publishers use only our “channel services” whereby the software publishers are provided with distribution and digital fulfillment capability through our extensive network of online retailers. In a typical software publisher contract, we are responsible for: (i) the maintenance of master copies of software products in a secure format for distribution to end-users; (ii) a payment to the software publisher for the cost of software products that we distribute through either a retailer’s Web site or through the publisher’s host Web site; (iii) fraud screening and the processing of payments made by end-users; (iv) the delivery of software products to end-users; (v) the payment of applicable credit card transaction fees; (vi) the collection, payment and returns filing of applicable sales taxes; and (vii) the distribution of a report to the software publisher detailing related sales activity that we have processed.  As of March 1, 2004, we had more than 23,000 contracts with software publishers and online retailers.

With our physical goods services, we have provided a wide range of electronic commerce services to clients outside of the software industry, primarily manufacturers, distributors and physical goods retailers. These services allow the client to perform electronic commerce on a business-to-business or business-to-consumer basis. In a typical physical goods contract, we are responsible for: (i) Web commerce system design, hosting and integration into the client’s management system; (ii) the processing of payments made by end-users; (iii) the communication of orders to the client or the client’s third-party fulfillment agency for delivery of the product to end-users; (iv) the fraud screening and processing of the applicable credit card transaction to the client’s credit card processor; (v) customer service; and (vi) the distribution of a report to the client detailing related sales activity that we have processed. As of March 1, 2004, we were providing services to over 140 client sites, excluding nearly 12,000 small business sites serviced as a result of the purchase of certain assets of Network Commerce, Inc. and Orbit Commerce, Inc. during 2001 and CCNow, Inc. in 2002.

Certain of our software publisher, online retailer and physical goods service clients include:  Autodesk, Inc., DownloadSuperstore.com, H&R Block Inc., McAfee Security, a division of Network Associates Inc., palmOne Inc., PC Magazine, Scansoft, Inc., Sofware Oasis, Inc., Symantec Corp., Targus, Inc., and Trend Micro, Inc.

Beginning January 1, 2004, we discontinued using the divisional structure of software and physical goods services to determine resource allocation and assess performance. Accordingly, in January 2004, we announced that we will no longer report these activities as separate business segments.

Acquisitions

In March 2002, pursuant to an Amended and Restated Asset Purchase Agreement (the “Agreement”) between us and Beyond.com Corporation (“Beyond.com”), we purchased those assets and assumed those liabilities of Beyond.com related to its eStores business, which manages online stores for clients, in exchange for 179,096 shares of our common stock. A total of 70,000 of such shares were placed in escrow (the “Escrow”) to secure certain indemnification obligations of Beyond.com under the Agreement. The purchase was approved by the U.S. Bankruptcy Court following Beyond.com’s filing for Chapter 11 bankruptcy protection. Immediately following the closing of the Agreement, we entered into a Post-Closing Amendment to the Agreement with Beyond.com (the “Post-Closing Amendment”) pursuant to which, among other things, we agreed to increase the number of shares to be delivered to Beyond.com under the Agreement to 222,842, in exchange for a release of certain claims of Beyond.com against us. The Post-Closing Amendment was subject to approval by the U.S. Bankruptcy Court. The Official Committee of Unsecured Creditors (the “Committee”) of Beyond.com’s bankruptcy estate objected to the Post-Closing Amendment, asserting that the increase in shares to be delivered to Beyond.com under the Post-Closing Amendment was inadequate, and also asserting the right to additional shares of our common stock under certain provisions of the Agreement.

In April 2003, Beyond.com, the Committee and Digital River entered into a Settlement Agreement (the “Settlement Agreement”) pursuant to which we agreed to transfer an additional 50,919 shares (in addition to the 222,842 shares previously agreed to) to Beyond.com, in exchange for the release by Beyond.com and the Committee of their claims against us. The parties also agreed to resolve certain claims by us against the 70,000 shares in the Escrow by transferring 55,123 of such shares to Beyond.com and returning 14,877 of such shares to us. In May and June 2003, the Settlement Agreement and the Post-Closing Amendment were approved by the Bankruptcy Court and subsequently consummated.

In January 2003, we acquired certain assets and assumed certain liabilities of Metatec® International, Inc.’s (“Metatec”) electronic software distribution (“ESD”) business in exchange for approximately $1.3 million in cash which has been paid as of December 31, 2003.  Goodwill of  $789,000 was recorded as a result of this agreement, including $126,000 in connection with an earn-out. We will amortize intangible assets acquired, consisting of a non-compete agreement and technology/tradename, over a three-year period. The agreement also provided Metatec the opportunity for additional cash earn-outs based on us achieving certain revenue metrics related to the ESD business over the course of the twelve months following November 1, 2002.

In March 2003, we acquired substantially all of the assets and assumed certain liabilities of Hartsell Holdings, Inc., (“Hartsell”) d/b/a Infocon America Corporation in connection with its business of providing Web services for business-to-business publishers in exchange for approximately $1.1 million in cash which has been paid as of December 31, 2003. Goodwill of $953,000 was recorded as a result of this agreement. We will amortize other intangible assets acquired, consisting of non-compete agreements and technology/tradename, over a three-year period. The agreement also provides Hartsell the opportunity for additional cash earn-outs based on us achieving certain gross margin and revenue metrics related to the Web services for business-to-business publishers over the course of the twelve months and, at our sole discretion, the twenty-four months following the close of the acquisition. Such earn-out amounts, if paid, will be recorded as additional goodwill as they are considered incremental to the purchase price.

In August 2003, we acquired substantially all of the assets and certain liabilities of The Registration Network, or Reg.Net, a provider of e-commerce services for authors and vendors of try-before-you-buy software for the purchase price of $2.5 million in cash, of which $1.4 million has been paid as of

December 31, 2003. Additional goodwill of $934,000 was recorded as a result of this acquisition. We will amortize other intangible assets acquired, consisting of non-compete agreements, customer base and technology/tradename, over a three-year period. The agreement also provides Reg.Net the opportunity for an additional cash earn-out based on our achieving certain revenue metrics related to the e-commerce services for authors and vendors of try-before-you-buy software over the course of the twelve months following the close of the acquisition. Such earn-out amounts, if paid, will be recorded as goodwill as they are considered incremental to the purchase price.

In November 2003, we acquired substantially all of the assets and assumed certain liabilities of Emetrix, Inc., a provider of e-commerce services for authors and vendors of software for the purchase price of $2.6 million in cash, of which $1.7 million has been paid as of December 31, 2003. Additional goodwill of $601,000 was recorded as a result of this acquisition. We will amortize other intangible assets acquired, consisting of non-compete agreements, customer base and technology/tradename, over a three-year period. The agreement also provides Emetrix the opportunity for additional cash or stock earn-outs based on our achieving certain revenue metrics related to the e-commerce services for authors and vendors of software over the course of the thirty-six months and, at our sole discretion, the sixty months following the close of the acquisition. Such earn-out amounts, if paid, will be recorded as goodwill as they are considered incremental to the purchase price.

In November 2003, we acquired substantially all of the assets and assumed certain liabilities of GameZone, Inc., a provider of computer gaming resources and download destination sites on the Web, for the purchase price of $1.1 million in cash, of which $934,000 has been paid as of December 31, 2003. Additional goodwill of $821,000 was recorded as a result of this acquisition. We will amortize other intangible assets acquired, consisting of non-compete agreements and technology/tradename, over a three-year period. The agreement also provides GameZone the opportunity for additional cash or stock earn-outs based on our achieving certain revenue metrics related to computer gaming resources and download destination sites on the Web over the course of the thirty-six months and, at our sole discretion, the sixty months following the close of the acquisition. Such earn-out amounts, if paid, will be recorded as goodwill as they are considered incremental to the purchase price.

Sales And Marketing

We market our services directly to clients and prospective clients. We focus our efforts on generating awareness for our brand, establishing our position as a global leader of electronic commerce outsourcing, generating leads in our target markets and providing sales tools for our direct sales force. We conduct a variety of highly integrated marketing programs to achieve these goals in an effective and efficient manner. We currently market our services to clients via direct marketing, print and electronic advertising, trade shows and events, public relations, media events and speaking engagements. We plan to increase our overall marketing expenditures on a dollar basis, but maintain the current level on a percentage basis.

Primarily, we sell our electronic commerce outsourcing services through a global, direct sales force that is engaged in selling our services, which includes pre-sales, sales, sales support and staff located in offices in the United States and the United Kingdom. Our sales organization sells to top executives and vice-presidents within software and digital content publishers and online retailers, manufacturers, distributors and traditional retailers looking to create or expand their electronic commerce business. During the sales process, our sales staff delivers demonstrations, presentations, collateral, ROI analyses, proposals and contracts. We offer contract incentives on a case-by-case basis.

We also design and implement e-marketing and merchandising programs to help our clients drive traffic to their online stores as well as increase close ratios, average order values and repeat purchases. Our e-marketing team utilizes a range of programs and tools such as search engine optimization, email marketing and store merchandising including specials, cross-sells and up-sells. This team uses our extensive data warehouse tools to create targeted programs to drive increased sales.

As of February 29, 2004 we had 141 employees engaged in sales and marketing including personnel in sales offices in the United States and the United Kingdom.

Technology

We deliver our electronic commerce outsourcing solution primarily using our CNS. During 2003, we made substantial progress in  the enhancement of our next generation software technology platform. The following is a brief description of our CNS platform.

Architecture.   Our scalable CNS is designed to handle tens of thousands of individual electronic commerce stores and millions of products. The CNS consists of multiple pods of Sun Microsystems and Dell servers and a proprietary software application that serves dynamic Web pages using Oracle’s 8i and 9i database and 9iAS application server. Akamai’s worldwide caching technology enables our platform engine to serve pages with consistent page loadtimes across the world. Our CNS was designed to scale to support growth by adding additional servers, CPUs, memory and bandwidth without substantial changes to the application. The CNS software code is written in modular layers, enabling us to quickly adapt in response to industry changes, including bandwidth opportunities, payment processing changes, international requirements for taxes and export screening, new technologies such as Web Caches, ML, DHTML, VRML, SET, banking procedures and encryption technologies. The CNS product search system, based on Verity’s technology, allows end-users to search for items across millions of potential products and thousands of categories specific to various product specifications, while maintaining a fast page response that is acceptable to the end-user. We use sophisticated database indexing coupled with a dynamic cache system to provide flexibility and speed. These caches help increase the overall speed of each page and facilitate complex searches across our entire inventory of software products. The CNS has also been designed to index, retrieve and manipulate all transactions that flow through the system, including detailed commerce transaction and end-user interaction data. This enables us to create proprietary market profiles of each end-user and groups of end-users that can then be used to create merchandising campaigns. Our CNS is also used for internal purposes, including reporting and maintenance for fraud detection and prevention, physical shipping, return authorizations, back order processing and full transaction auditing and reporting capabilities for all commerce functions.

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

Security.   Our security systems control access to internal systems and commerce data via the Internet. Internally, log-ins and passwords are maintained for all systems, with additional log-ins, passwords and IP access control granted on an individual basis to only the required commerce areas for which the recipient is responsible. Multiple layers of firewalls prevent unauthorized access from outside or access to confidential data on the inside. We rely on certain encryption and authentication technology licensed from third parties to provide secure transmission of confidential information, such as end-user credit card numbers. Unix, Oracle and Web server security additionally restrict access from the outside to the appropriate transaction data. The CNS security system is designed not to interfere with the end-user experience. We believe that clearing-house processing and additional password mechanisms that negatively impact digital delivery performance are not needed. The CNS security system does not allow direct access to any client or customer data. It also ensures that all end-user requests for digital delivery of product are through a valid CNS page and that the customer has purchased the product.

Data Center Operations.   Continuous data center operations are crucial to our success. Our primary data center (DC1) is located in our main facility in Eden Prairie, Minnesota.  We also operate two additional data centers in Minneapolis, Minnesota (DC2) and in London, England (DC3). All Data center locations are currently processing transactions and downloads.  All transaction data is replicated from DC1 to DC2 & DC3 in less than 10 seconds. Our network software constantly monitors clients’ electronic commerce sites and internal system functions and notifies systems engineers if any unexpected conditions arise. We currently lease three OC3 data lines and 2 Gigabit Ethernet lines from multiple vendors and maintain a policy of adding additional lines if more than 50% of our bandwidth capacity is consistently utilized. Accordingly, if one line fails, the other lines are able to assume the capacity of the failed line. In the event of electrical power failure, we have three redundant diesel generators and two redundant UPS power supplies that protect the entire facility. We have also installed a FM-200 automatic fire suppression system in the primary data center. All data centers currently utilize multiple levels of redundant systems including load balancers, Web servers, application servers and disk arrays. We currently have automatic failover processes in place in case of equipment or software failure. When a fault is detected on a server, a process automatically de-configures that node from the production POD and processing continues on the redundant nodes of the POD.

Product Research and Development

Our product research and development strategy is to enhance the technology and features of our CNS. To this end, we have numerous development projects in process, including ongoing development of our CNS technology, further advancements in our remote control technologies, business-to-business related technologies and advanced product distribution and marketing technologies. Product research and development expenses were $10.0 million, $11.5 million and $11.2 million in 2003, 2002 and 2001, respectively. As of February 29, 2004, we employed 125 persons in product research and development.

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

Competition

The market for electronic commerce solutions is extremely competitive and we may find ourselves unable to compete effectively. Because there are relatively low barriers to entry in the electronic commerce market, we expect competition to intensify as current competitors expand their product offerings and new competitors enter the market. In addition, our clients may become competitors in the future. Increased competition is likely to result in price reductions, lower average sales prices, reduced margins, longer sales cycles and a decrease or loss of our market share, any of which could negatively impact our revenues and earnings. We face competition from the following sources:

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

We believe that the principal competitive factors in our market are breadth of services and software product offerings, number of software publisher clients and online channel partnerships, brand recognition, system reliability and scalability, price, customer service, speed and accessibility and ease of use, speed to market, convenience and quality of fulfillment. The online channel partners and the other companies described above may compete directly with us by adopting a similar business model. Moreover, while some of these companies are also clients or potential clients of ours, they may compete with our electronic commerce outsourcing solution to the extent that they develop electronic commerce systems or acquire such systems from other software vendors or service providers.

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

Intellectual Property

We regard the protection of our trademarks, copyrights, trade secrets and other intellectual property as critical to our success. We rely on a combination of patent, copyright, trademark, service mark and trade secret laws and contractual restrictions to protect our proprietary rights. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with parties with whom we conduct business, in order to limit access to and disclosure of our proprietary information. These contractual arrangements and the other steps taken by us to protect our intellectual property may not prevent misappropriation of our technology or deter independent third-party development of similar technologies. Thus, we also seek to protect our proprietary position by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. Proprietary rights relating to our technologies will be protected from unauthorized use by third parties only to the extent they are covered by valid and enforceable patents or are effectively maintained as trade secrets. We currently have six U.S. patents issued with 11 to 12 years remaining prior to expiration and several patent applications pending. We pursue the registration of our trademarks and service marks in the U.S. and internationally. We currently have 18 U.S. registered trademarks and ten registered trademarks in the European Union and other countries. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are made available online.

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

Employees

As of February 29, 2004, we employed 503 people. We also employ independent contractors and other temporary employees. None of our employees are represented by a labor union, and we consider our employee relations to be good. Competition for qualified personnel in our industry is intense, particularly among software development and other technical staff. We believe that our future success will continue to depend, in part, on our continued ability to attract, hire and retain qualified personnel.

Executive Officers

The following table sets forth information regarding our executive officers during 2003:

Name	Age	Position
Joel A. Ronning	47	Chief Executive Officer
Carter D. Hicks	57	Chief Financial Officer
Jay A. Kerutis	44	President, Software and Digital Commerce Services Division
Gary V. Howorka	45	Chief Technology Officer

Mr. Ronning founded Digital River in February 1994 and has been our Chief Executive Officer and director since that time. From February 2001 through February 2004, Mr. Ronning was also a member of the Office of the President. From February 1994 to July 1998, Mr. Ronning was also President of Digital River. From May 1995 to December 1999, Mr. Ronning served as Chairman of the Board of Directors of Tech Squared, Inc., a direct catalog marketer of software and hardware products. From May 1995 to July 1998, Mr. Ronning served as Chief Executive Officer, Chief Financial Officer and Secretary of Tech Squared. From May 1995 to August 1996, Mr. Ronning also served as President of Tech Squared. Mr. Ronning founded MacUSA, Inc., formerly a wholly-owned subsidiary of Tech Squared, and served as a director of MacUSA, Inc. from April 1990 to December 1999. From April 1990 to July 1998, Mr. Ronning also served as the Chief Executive Officer of MacUSA, Inc.

Mr. Hicks joined us in November 2000 as Senior Vice President—Software and Digital Commerce Services Operations. He was elected Chief Financial Officer in April 2002. From August 1997 to August 2000, Mr. Hicks served as the Chief Financial Officer of Oppenheimer, Wolff & Donnelly LLP, an international, full service law firm. Prior to that time, Mr. Hicks held various senior financial positions in large corporations in the computer distribution and food industries. Mr. Hicks was formerly a partner of Peat, Marwick, Mitchell & Co. (now, KPMG LLP).

Mr. Kerutis joined us in February 1999 as Vice President of Sales, served as Executive Vice President, Software and Digital Commerce Services Division from January 2000 to December 2000 and was President, Software and Digital Commerce Services Division from December 2000 through September 2003. From February 2001 through September 2003, Mr. Kerutis was a member of the Office of the President. From March 1997 to February 1999, Mr. Kerutis was Vice President—Retail Channel for Merisel Americas, Inc., a computer distributor. From April 1995 to March 1997, Mr. Kerutis was Vice President—Sales and Marketing for New Media Corporation, a manufacturer of PC cards for notebook computers. Mr. Kerutis resigned as an executive officer of Digital River effective as of October 1, 2003 and continues to report to the Chief Executive Officer on strategic sales matters.

Dr. Howorka joined us in June of 2000 as Chief Technology Officer. From May 1999 to June 2000, Dr. Howorka held several key roles at Ernst & Young LLP, an international accounting and consulting organization, most recently as IBM E-Business Practice Director. From January 1999 to May 1999, Dr. Howorka served as Chief Technology Officer of Zonetrader.com, a business-to-business e-commerce asset recovery organization. From May 1995 to October 1998, Dr. Howorka co-founded and served as Executive Vice President of Feedback Plus, Inc., a survey software and services company. Dr. Howorka resigned as an executive officer of Digital River effective as of September 29, 2003 and continued to report to the Chief Executive Officer on strategic technology matters throughout the remainder of 2003.

RISK FACTORS

In addition to the other information provided in this report, stockholders or prospective investors should carefully consider the following risk factors:

We have a history of losses and we have yet to achieve sustained profitability.

We were incorporated in February 1994 and conducted our first online sale through a client’s Web store in August 1996. We have sustained profitability for only six quarters and have incurred significant losses since we were formed. As of December 31, 2003, we had an accumulated deficit of approximately $86.5 million. Our limited profitable operating history makes it difficult to evaluate our ability to sustain profitability in the future.

The success of our business model depends upon our success in generating sufficient transaction and service fees from the use of our electronic commerce solutions by existing and future clients. Accordingly, we must maintain our existing relationships and develop new relationships with software publishers, online retailers and physical goods clients. To achieve this goal, we intend to continue to expend significant financial and management resources on the development of additional services, sales and marketing, improved technology and expanded operations. If we are unable to maintain existing, and develop new, client relationships, we will not generate a profitable return on our investments and we will be unable to gain meaningful market share to justify those investments. Further, we may be unable to sustain profitability if our revenues increase slower than expected, or if operating expenses exceed our expectations and cannot be adjusted to compensate for lower than expected revenue volumes.

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

•       our ability to attract and retain physical goods clients;

•       fluctuations in demand for certain products or services offered by us or our clients such as anti-virus software;

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

•       national and international political unrest in connection with the continued military responses to the terrorist attacks on the United States, possible future terrorist attacks and the possibility of future armed conflicts;

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

In addition, revenue generated by our software and digital commerce services is likely to fluctuate on a seasonal basis that is typical for the software publishing market in general. We believe that our first and fourth quarters are seasonally stronger than our second and third quarters due to the timing of demand of tax preparation software and the holiday selling period. We also believe that software publishers avoid new product releases in the summer months.

Our operating expenses, which include: sales & marketing, product research & development and general & administrative expenses, are based on our expectations of future revenue. These expenses are relatively fixed in the short-term. If our revenue for a quarter falls below our expectations and we are unable to quickly reduce spending in response, our operating results for that quarter would be harmed. In addition, the operating results of companies in the electronic commerce industry have, in the past, experienced significant quarter-to-quarter fluctuations that may adversely affect our stock price.

A loss of any client that accounts for a large portion of our revenue would cause our revenue to decline.

One software publisher client, Symantec Corporation, accounted for approximately 27% of our revenue in 2003. In addition, a limited number of other software and physical goods clients contribute a large portion of our annual revenue. Contracts with our clients are generally one or two years in length. If any one of these key contracts is not renewed or otherwise terminates, and if we are unable to replace it with other client agreements, our revenue would decline and our ability to sustain profitability would be impaired. It is important to our ongoing success that we maintain these key client relationships and, at the same time, develop new client relationships.

Our sales cycle is lengthy, which may cause us to incur substantial expenses and expend management time without generating corresponding revenue, which would impair our cash flow.

We market our services directly to software publishers, online retailers and other prospects outside of the software industry. These relationships are typically complex and take time to finalize. Due to operating procedures in many organizations, a significant amount of time may pass between selection of our products and services by key decision-makers and the signing of a contract. The period between the initial sales call and the signing of a contract with significant sales potential is difficult to predict and typically ranges from six to twelve months. If at the end of a sales effort a prospective client does not purchase our products or services, we may have incurred substantial expenses and expended management time that cannot be recovered and that will not generate corresponding revenue. As a result, our cash flow and our ability to fund expenditures incurred during the sales cycle may be impaired.

General economic uncertainty may reduce our revenue.

The revenue growth and profitability of our business depends significantly on the overall demand for electronic commerce solutions. We believe that the market for these solutions may be adversely affected by a number of factors, including reductions in capital expenditures by clients and potential weakening of the U.S. and foreign economies. The continued military responses to the 2001 terrorist attacks on the United States, the ongoing possibility of future terrorist attacks and the possibility of future armed conflicts may create adverse economic conditions and lead to weakening in the economy.

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

We generate revenue by providing outsourced services to software publishers. If we cannot develop and maintain satisfactory relationships with software publishers on acceptable commercial terms, we will likely experience a decline in revenue. We also depend on our software publisher clients creating and supporting software products that end-users will purchase. If we are unable to obtain sufficient quantities of software for any reason, or if the quality of service provided by these software publishers falls below a satisfactory level, we could also experience a decline in revenue and end-user satisfaction, and our reputation could be harmed. Our contracts with our software publisher clients are generally one to two years in duration, with an automatic renewal provision for additional one-year periods, unless we are provided with a written notice at least 90 days before the end of the contract. As is common in our industry, we have no long-term or exclusive contracts or arrangements with any software publishers that guarantee the availability of software products. Software publishers that currently supply software to us may not continue to do so and we may be unable to establish new relationships with software publishers to supplement or replace existing relationships.

Our business plans depend on increasing revenue from physical goods clients.

The success of our business strategy also depends upon increasing fee and service revenue derived from the sale of non-software products. We have made substantial investments in technology and we may fail to establish and maintain sufficient relationships with physical goods clients to offset these expenses. If we are unable to develop and expand our relationships with physical goods clients, we will fail to grow revenue as projected, which would have a negative impact on our profitability.

Implementing our acquisition strategy could result in dilution and operating difficulties.

We have acquired, and intend to continue engaging in strategic acquisitions of, businesses, technologies, services and products, such as businesses that provide outsourcing services to software publishers. The process of integrating an acquired business, technology, service or product into our business and operations may result in unforeseen operating difficulties and expenditures. Integration of an acquired business also may disrupt our ongoing business, distract management and make it difficult to maintain standards, controls and procedures. Moreover, the anticipated benefits of any acquisition may not be realized. If a significant number of clients of the acquired businesses cease doing business with us, we would experience lost revenue, and any synergies from the acquisition may be lost. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities, amortization of intangible assets or impairment of goodwill.

Electronic software delivery, or ESD, is still an evolving and unproven technology and the industry may ultimately fail to accept ESD.

Our success will depend in large part on the continued growth in end-user acceptance of ESD as a method of distributing software products. ESD is a relatively new method of distributing software products to end-users, and unless ESD gains widespread market acceptance, we will be unable to achieve our business plan. Factors that will influence the market acceptance of ESD include:

•       the availability of sufficient bandwidth, both now and in the future, to enable purchasers to rapidly download software products;

•       the cost of time-based Internet access;

•       the number, adequacy and commercial desirability of software products that are available for purchase through ESD as compared to those available through physical delivery; and

•       the level of end-user comfort with the process of downloading software via the Internet, including the ease of use of, and lack of concern about, transaction security and technical support.

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

In July 2001, we adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). The statement generally establishes that goodwill and intangible assets with indefinite lives are not amortized but are to be tested on an annual basis for impairment and, if impaired, are recorded as an impairment charge in income from operations. As of December 31, 2003, we had unamortized goodwill with an indefinite life of $23.9 million, from our acquisitions made in 2003 and previous years. If a portion of this balance is determined for any reason to be impaired, the subsequent accounting of the impaired portion as an expense would lower our earnings and jeopardize our ability to demonstrate sustained profitability, which could cause our stock price to decline.

Additionally, the Financial Accounting Standards Board is currently considering a proposal to require that a valuation of stock options be reflected as an expense item in financial statements. If this proposal were to be adopted, our recorded non-cash expenses would significantly increase, which would impair our ability to maintain profitability.

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

Our business is based on delivering services over the Internet, and the success of our business therefore depends on the development and maintenance of a sound Internet infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security, as well as timely development of complementary products such as high-speed modems, for providing reliable Internet access and services. Our ability to increase the speed and scope of our services is limited by, and depends upon, the speed and reliability of both the Internet and our clients’ internal networks. Consequently, as Internet usage increases, the growth of the market for our services depends upon improvements made to the Internet as well as to individual client’s networking infrastructures to alleviate overloading and congestion. In addition, any delays in the adoption of new standards and protocols required to govern increased levels of Internet activity or increased governmental regulation may have a detrimental effect on the Internet infrastructure.

Because the electronic commerce industry is highly competitive and has low barriers to entry, we may be unable to compete effectively.

The market for electronic commerce solutions is extremely competitive and we may find ourselves unable to compete effectively. Because there are relatively low barriers to entry in the electronic commerce market, we expect competition to intensify as current competitors expand their product offerings and new competitors enter the market. In addition, our clients may become competitors in the future. Increased competition is likely to result in price reductions, lower average sales prices, reduced margins, longer sales cycles and a decrease or loss of our market share, any of which could reduce our revenue. We face competition from the following sources:

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

Our ability to successfully offer services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We have rapidly and significantly expanded the depth and breadth of our service offerings. Failure to properly manage this expansion could place a significant strain on our managerial, operational and financial resources. To manage this expansion, we are required to continually:

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

We periodically enhance and expand our technology and transaction-processing systems, network infrastructure and other technologies to accommodate increases in the volume of traffic on our technology platform. Any inability to add software and hardware or to develop and upgrade existing technology, transaction-processing systems or network infrastructure to manage increased traffic on this platform may cause unanticipated systems disruptions, slower response times and degradation in client services, including impaired quality and speed of order fulfillment. Failure to manage increased traffic could harm our reputation and significantly reduce demand for our services, which would impair the growth of our business. We may be unable to improve and increase the capacity of our network infrastructure sufficiently or anticipate and react to expected increases in the use of the platform to handle increased volume. Further, additional network capacity may not be available from third-party suppliers when we need it. Our network and our suppliers’ networks may be unable to maintain an acceptable data transmission capability, especially if demands on the platform increase.

We continue to enhance our e-commerce platforms to better support new features and functionality demanded by our client base. Failure of these to perform as expected could lead to client dissatisfaction and loss of business.

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

We design, develop, implement and manage electronic commerce solutions that are crucial to the operation of our clients’ businesses. Defects in the solutions we develop could result in delayed or lost revenue, adverse end-user reaction, and/or negative publicity which could require expensive corrections. As a result, clients who experience these adverse consequences either directly or indirectly as a result of our services could bring claims against us for substantial damages. Any claims asserted could exceed the level of any insurance coverage that may be available to us. Moreover, the insurance we carry may not continue to be available on economically reasonable terms, or at all. The successful assertion of one or more large claims that are uninsured, that exceed insurance coverage or that result in changes to insurance policies (including premium increases) could adversely affect our operating results or financial condition.

Our chief executive officer and key technical employees are critical to our business, and if they do not remain with us in the future, we may be unable to effectively replace them.

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

We must continually attract and retain technical and other key personnel in order to successfully execute our business strategy.

Our future success depends on our ability to continue to identify, attract, hire, train, retain and motivate highly skilled technical, managerial, operations, merchandising, sales and marketing and client service personnel. Competition for these personnel is intense, particularly in the Internet industry.  We may be unable to successfully attract, assimilate or retain sufficiently qualified personnel. Failure to do so could harm our business growth and profitability.  In addition, the market price of our common stock has fluctuated substantially since our initial public offering in August 1998.  Consequently, potential employees may perceive our equity incentives as less attractive and current employees whose equity incentives are no longer attractively priced may choose not to remain with our organization.  In that case, our ability to attract employees will be adversely affected. Additionally, the Financial Accounting Standards Board is currently considering a proposal to require that the cost of stock options be reflected as an expense item in financial statements.  If this proposal were to be adopted, we may be limited in the use of stock options as equity incentives, which will make it more difficult to compete for and attract qualified personnel.  Finally, should our stock price substantially decline, the retention value of stock options granted since our initial public offering will decline and employees who hold such options may choose not to remain with our organization.

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

Claims of infringement of other parties’ intellectual property rights could require us to expend significant resources, enter into unfavorable licenses or require us to change our business plans.

From time to time we are named as a defendant in lawsuits claiming that we have, in some way, violated the intellectual property rights of others. Existing lawsuits in this area, as well as any future assertions or prosecutions of claims like these, could require us to expend significant financial and managerial resources. The defense of any claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause product enhancement delays or require that we develop non-infringing technology or enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may be unavailable on terms acceptable to us or at all. In the event of a successful claim of infringement against us and our failure or inability to develop non-infringing technology or license the infringed or similar technology on a timely basis, we may be unable to pursue our current business plan.

In August 2001, an action was brought against us and other defendants in the U.S. District Court in the District of Columbia alleging infringement of United States Patent No. 6,014,651 owned by Christopher M. Crawford of Washington, D.C. Crawford alleges that we directly infringe the patent by the provision of online software purchase and delivery services, that we actively induce infringement of the patent by supporting and otherwise promoting our electronic software delivery services to others and that we contributorily infringed the patent by making, using, selling and offering to sell components of our electronic software delivery services. No substantive actions have taken place as yet in this case. The court has delayed substantive discovery in this case, pending a preliminary determination of the legal scope of Crawford’s claim. Discovery reopened in February 2004, and is ongoing. We have been in the process of preparing materials regarding claim interpretation to present to the court, and we expect to do so at an appropriate point in the case. Although a number of co-defendants have settled with plaintiff Crawford, at this time, Crawford has declined to make a definitive demand for resolution of this case. We believe that this lawsuit is without merit and intend to defend against it vigorously.

Claims against us related to the software products that we deliver electronically and the tangible goods that we deliver physically could also require us to expend significant resources.

Claims may be made against us for negligence, copyright or trademark infringement, products liability or other theories based on the nature and content of software products or tangible goods that we deliver electronically and physically. Because we did not create these products, we are generally not in a position to know the quality or nature of the content of these products. Although we carry general liability insurance and require that our customers indemnify us against end-user claims, our insurance and indemnification measures may not cover potential claims of this type, may not adequately cover all costs incurred in defense of potential claims, or may not reimburse us for all liability that may be imposed. Any costs or imposition of liability that are not covered by insurance or indemnification measures could be expensive and time-consuming to address, distract management and/or delay product deliveries, even if we are ultimately successful in the defense of these claims.

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

We may be required to expend significant capital and other resources to protect against security breaches or address problems caused by breaches. Concerns over the security of the Internet and other online transactions and the privacy of users could deter people from using the Internet to conduct transactions that involve transmitting confidential information, thereby inhibiting the growth of our business. To the extent that our activities or those of third-party contractors involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our security measures may not prevent security breaches and failure to prevent security breaches could lead to a loss of existing clients and deter potential clients away from our services.

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

Certain privacy and anti-email proponents have engaged in a practice of gathering, and publicly listing, network addresses that they believe have been involved in sending unwanted, unsolicited emails commonly known as SPAM. In response to user complaints about SPAM, Internet service providers have from time to time blocked such network addresses from sending emails to their users. If our network addresses mistakenly end up on these SPAM lists, our ability to provide services for our clients and consummate the sales of digital and physical goods over the Internet could be harmed.

Changes in government regulation could limit our Internet activities or result in additional costs of doing business over the Internet.

We are subject to the same federal, state and local laws as other companies conducting business on the Internet. Today, there are relatively few laws specifically directed towards conducting business on the Internet. The adoption or modification of laws related to the Internet could harm our business, operating results and financial condition by increasing our costs and administrative burdens. Due to the increasing popularity and use of the Internet, many laws and regulations relating to the Internet are being debated at the international, federal and state levels. These laws and regulations could cover issues such as:

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

Laws relating to user information and online privacy may limit the collection and use of end-user data for our clients.

We collect and maintain end-user data for our clients, which subjects us to increasing international, federal and state regulation related to online privacy and the use of personal user information. Congress recently enacted anti-SPAM legislation with which we must comply when providing email campaigns for our clients. Bills are pending in Congress and in various states that address online privacy protections. Several states have proposed, and some have enacted, legislation that would limit the use of personal user information or require online services to establish privacy policies. In addition, the U.S. Federal Trade Commission, or FTC, has urged Congress to adopt legislation regarding the collection and use of personal identifying information obtained from individuals when accessing Web sites. In the past, the emphasis has been on information obtained from minors. Focus has now shifted to include online privacy protection for adults. If such legislation is adopted, it may include requirements that companies establish procedures to, among other things:

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

Even in the absence of laws requiring companies to establish these procedures, the FTC has settled several proceedings resulting in consent decrees in which Internet companies have been required to establish programs regarding the manner in which personal information is collected from users and provided to third parties. We could become a party to a similar enforcement proceeding. These regulatory and enforcement efforts could limit our collection of demographic and personal information from end-users, which could adversely affect our ability to comprehensively serve our clients.

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

In addition, effective July 1, 2003, the European Union implemented new rules regarding the collection and payment of Value Added Tax, or VAT. These new rules require VAT to be charged on supply delivered over electronic networks, including software and computer services, as well as information and cultural, artistic, sporting, scientific, educational, entertainment and similar services. These services are now being taxed in the country where the purchaser resides rather than where the supplier is located. Historically, suppliers of digital products that existed outside the European Union were not required to collect or remit VAT on digital orders made to purchasers in the European Union. With the implementation of these rules, we are required to collect and remit VAT on digital orders received from purchasers in the European Union which effectively raises the price for these goods by the VAT amount. This price increase could serve to discourage purchasing of our products and services which in turn could adversely affect our operating results and financial condition.

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

As our services are available over the Internet in multiple states and foreign countries, these jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each state or foreign country. We are qualified to do business only in California, Colorado, Connecticut, Illinois, Michigan, Minnesota, Utah and Washington. Failure to qualify as a foreign corporation in a required jurisdiction could subject us to taxes and penalties and could result in our inability to enforce contracts in these jurisdictions.

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

We sell products and services to end-users outside the United States and we intend to continue to expand our international presence. Expansion into international markets, particularly the European and Asia-Pacific regions, requires significant resources that we may fail to recover by generating additional revenue. Conducting business outside of the United States is subject to risks, including:

•       changes in regulatory requirements and tariffs;

•       uncertainty of application or governing of local laws;

•       reduced protection of intellectual property rights;

•       difficulties in physical distribution for international sales;

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

Currently, we collect sales, use or other similar taxes with respect to electronic software download in states where we believe that we have nexus. The application of sales related taxes to interstate and international sales over the Internet is unclear and evolving. We are already required to collect and remit VAT in the European Union, for example. Local, state or foreign jurisdictions may seek to impose sales or use tax collection obligations on out-of-state companies like ours that engage in electronic commerce. A successful assertion by one or more states or any foreign country that we should collect sales, use or other taxes on the sale of merchandise through our physical goods clients or on physical shipments of software could harm our results of operations. In addition, any failure by a physical goods client to collect obligatory sales or use taxes could cause the relevant jurisdiction to attempt imposing that obligation on us.

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

We require substantial working capital to fund our business. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or these equity securities may have rights, preferences or privileges senior to those of our common stock. Our capital requirements depend on several factors, including the rate of market acceptance of our products, the ability to expand our client base and the growth of sales and marketing. We have had significant operating losses and negative cash flow from operations since inception. Additional financing may not be available when needed, on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures, which would harm our operating results and adversely affect our ability to sustain profitability.

Internet-related stock prices are especially volatile and this volatility may depress our stock price or cause it to fluctuate significantly.

The stock market, and the trading prices of Internet-related companies in particular, have been notably volatile. This volatility is likely to continue in the short-term and is not necessarily related to the operating performance of affected companies. This broad market and industry volatility could significantly reduce the price of our common stock at any time, without regard to our operating performance. Factors that could cause our stock price in particular to fluctuate include, but are not limited to:

•       actual or anticipated variations in quarterly operating results;

•       announcements of technological innovations;

•       the ability to sign new clients and the retention of existing clients;

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

•       sales or other transactions involving our common stock.

Volatility in our stock price may induce securities class-action litigation against us, and the expense of defense could harm our results of operations.

We are party to a lawsuit which alleges that we, certain of our officers and directors and the underwriters of our initial public offering, or IPO, violated Section 11 of the Securities Act of 1933 based on allegations that our IPO registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. Similar complaints, pursuing similar theories, were filed in the same court against hundreds of other public companies.

The IPO lawsuit, which is more fully described under “Legal Proceedings,” as well as any future allegations that we may have, in some way, violated securities laws could require us to expend significant financial and managerial resources and could result in further volatility of our stock price. The defense of any claims, with or without merit, could be time-consuming, result in costly litigation and divert technical and management personnel.

We may need to recognize and record income tax expense in the future while having no cash outlay for these taxes.

Because we have a substantial net operating loss carryforward, the related deferred tax asset is fully reserved on our balance sheet. At some future date when we meet the requirements, we may reflect the benefit of the deferred tax asset and taxation of our financial results in our financial statements. The recognition of taxes may adversely affect the trading price of our stock in the stock market. It is also possible under existing accounting rules that we may be required to record income tax expense although we may have no cash outlay for these taxes or the ability to recognize the deferred tax asset under current accounting rules.

Provisions of our charter documents, other agreements and Delaware law may inhibit potential acquisition bids for us.

Certain provisions of our Amended and Restated Certificate of Incorporation, Bylaws, other agreements and Delaware law could make it more difficult for a third-party to acquire us, even if a change in control would be beneficial to our stockholders.

ITEM 2. PROPERTIES.

We currently lease approximately 134,000 square feet of office and warehouse space in two facilities in Eden Prairie, Minnesota. The leases on both facilities expire in September 2005. We also lease approximately 4,300 square feet of office space in Chicago, Illinois, expiring in October 2007 and approximately 4,700 square feet of office space in suburban London, England, expiring in December 2006. In addition, we lease approximately 1,100 square feet of office space in Salt Lake City, Utah, expiring in November 2005, approximately 800 square feet of office space in Issaquah, Washington, expiring in April 2007, and on a month-to-month basis approximately 500 square feet of office space in Colorado Springs, Colorado.

ITEM 3. LEGAL PROCEEDINGS.

Beginning in August 2001, we and certain of our officers and directors were named as defendants in several class action shareholder complaints filed in the United States District Court for the Southern District of New York, now consolidated as In re Digital River, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-7355. Similar complaints, referred to here as the IPO Lawsuits, were filed in the same court against hundreds of other public companies, referred to here as the Issuers. In the consolidated amended complaint, the plaintiffs allege that we, certain of our officers and directors and the underwriters of our initial public offering, or IPO, violated Section 11 of the Securities Act of 1933 based on allegations that our IPO registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The complaint also contains a claim for violation of Section 10(b) of the Securities Exchange Act of 1934 based on allegations that this omission constituted a deceit on investors. The plaintiffs seek unspecified monetary damages and other relief.

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

In July 2002, we joined in a global motion to dismiss the IPO Lawsuits filed by all of the Issuers (among others). In October 2002, the parties agreed to toll the statute of limitations with respect to certain of the named officers and directors until September 30, 2003 and on the basis of this agreement, our officers and directors were dismissed from the lawsuit without prejudice. In February 2003, the court issued a decision denying the motion to dismiss the Section 11 claims against us and almost all of the other Issuers and denying the motion to dismiss the Section 10(b) claims against us and many of the Issuers.

During the summer of 2003, we, along with a substantial majority of Issuers, indirectly participated in discussions with the plaintiffs and the Issuers’ respective insurers regarding a tentative settlement of the IPO Lawsuits. The terms of the tentative settlement would provide for, among other things, a release of the Issuers and their officers and directors from all further liability resulting from plaintiffs’ claims, and the assignment to plaintiffs of certain potential claims that the Issuers may have against their IPO underwriters. The tentative settlement also provides that, in the event that plaintiffs ultimately recover less than a guaranteed sum of $1 billion from the IPO underwriters, plaintiffs would be entitled to payment by each participating Issuer’s insurer of a pro rata share of any shortfall in the plaintiffs’ guaranteed recovery. In June 2003, pursuant to the authorization of a special litigation committee of our board of directors, we entered into a non-binding memorandum of understanding reflecting the settlement terms described above. In September 2003, in connection with the possible settlement, our officers and directors who had entered tolling agreements with plaintiffs (described above) agreed to extend those agreements so that they would not expire prior to any settlement being finalized. Although we have approved this settlement proposal in principle, it remains subject to a number of procedural conditions, as well as formal approval by the Court. Pending definitive settlement, we continue to believe that the claims against us, our officers and directors are without merit and intend to defend against it vigorously.

In August 2001, an action was brought against us and other defendants in the U.S. District Court in the District of Columbia alleging infringement of United States Patent No. 6,014,651 owned by Christopher M. Crawford of Washington, D.C. Crawford alleges that we directly infringe the patent by the provision of online software purchase and delivery services, that we actively induce infringement of the patent by supporting and otherwise promoting our electronic software delivery services to others and that we contributorily infringed the patent by making, using, selling and offering to sell components of our electronic software delivery services. No substantive actions have taken place in this case. The court has delayed substantive discovery in this case, pending a preliminary determination of the legal scope of Crawford’s claim. Discovery reopened in February 2004, and is ongoing. We have been in the process of preparing materials regarding claim interpretation to present to the court, and we expect to do so at an appropriate point in the case. Although a number of co-defendants have settled with plaintiff Crawford, at this time, Crawford has declined to make a definitive demand for the resolution of this case. We believe that this lawsuit is without merit and intend to defend against it vigorously.

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

	HIGH	LOW
2002
First quarter	$21.94	$10.85
Second quarter	$9.50	$4.25
Third quarter	$9.94	$6.40
Fourth quarter	$15.00	$7.41
2003
First quarter	$14.57	$8.83
Second quarter	$20.10	$10.48
Third quarter	$31.50	$18.50
Fourth quarter	$34.30	$21.10

As of March 1, 2004, there were approximately 398 holders of record of our common stock. On March 1, 2004, the last sale price reported on the Nasdaq National Market for our common stock was $22.10 per share.

We have never declared or paid any cash dividends on our capital stock. We intend to retain any future earnings to support operations and to finance the growth and development of our business and do not anticipate paying cash dividends for the foreseeable future.

See Part III, Item 12 hereof with respect to securities authorized for issuance under equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA.

The following selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes.

	YEAR ENDED DECEMBER 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$101,201	$77,783	$57,825	$31,181	$14,507
Costs and expenses (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	3,585	2,357	2,710	1,477	801
Network and infrastructure	12,253	11,405	10,200	7,867	4,434
Sales and marketing	37,220	32,437	27,489	25,693	17,383
Product research and development	9,962	11,454	11,192	13,063	10,251
General and administrative	9,228	6,799	4,701	4,628	4,001
Litigation and other charges	—	2,500	—	—	—
Depreciation and amortization	7,275	6,009	4,627	3,178	1,552
Amortization of goodwill and other intangibles and acquisition related costs	5,380	5,738	17,009	15,387	6,886
Total costs and expenses	84,903	78,699	77,928	71,293	45,308
Income (loss) from operations	16,298	(916)	(20,103)	(40,112)	(30,801)
Interest income	838	406	881	1,996	3,148
Net income (loss)	$17,136	$(510)	$(19,222)	$(38,116)	$(27,653)
Net income (loss) per share—basic	$0.58	$(0.02)	$(0.79)	$(1.78)	$(1.36)
Net income (loss) per share—diluted	$0.52	$(0.02)	$(0.79)	$(1.78)	$(1.36)
Shares used in per-share calculation—basic	29,398	26,791	24,285	21,413	20,312
Shares used in per-share calculation—diluted	33,051	26,791	24,285	21,413	20,312

	DECEMBER 31,
	2003	2002	2001	2000	1999
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$101,878	$40,801	$21,677	$16,920	$15,120
Short-term investments	30,044	—	9,978	14,977	24,387
Working capital	85,011	14,498	14,024	17,038	28,777
Total assets	189,658	96,534	78,780	69,403	87,142
Accumulated deficit	(86,488)	(103,624)	(103,114)	(83,892)	(45,776)
Total stockholders’ equity	$131,852	$57,186	$50,422	$48,518	$73,077

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

We are a provider of comprehensive electronic commerce outsourcing solutions. We were incorporated in February 1994 and commenced offering products for sale through our clients’ Web stores in August 1996. From inception through August 1996, we had no sales, and our activities related primarily to the development of our proprietary technology platform, known as CNS. In 1996, we began to focus our business development efforts on the software industry, building our inventory of software products through contracts with software publishers. In 1997, we began to develop software distribution relationships through contracts with online retailers. As of March 1, 2004, we had more than 23,000 software publisher clients and online channel partners. In late 1998, we began to offer our comprehensive electronic commerce outsourcing services in the form of a transaction fee-based e-commerce service to clients outside of the software industry. As of March 1, 2004, we were providing electronic commerce services such as Web commerce development and hosting, transaction processing, fraud screening, digital delivery, integration to physical fulfillment, merchandising services, analytical marketing and customer service to over 140 physical goods clients, we well as operating nearly 12,000 small business physical goods sites.

Prior to January 1, 2004, we managed our physical goods clients through a division (formerly our E-Business Services Division) that was separate from our Software and Digital Commerce Services Division. Beginning in January 2004, this divisional structure was consolidated, and we announced that we will no longer report our activities as separate business segments. Nonetheless, we remain committed to serving existing and new clients in the important vertical market of physical goods.

We have approximately seven years of operating history upon which investors may evaluate our business and prospects. Until 2003, we have incurred significant losses, and as of December 31, 2003, had an accumulated deficit of approximately $86.5 million. We intend to expend financial and management resources on the development of additional services, sales and marketing, technology and operations to support larger-scale operations and greater service offerings. Although we expect to generate positive cash flow from operations in 2004, there can be no assurance that our revenue will increase or even continue at its current level or that we will maintain profitability or generate cash from operations in future periods.

Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new and rapidly evolving markets such as electronic commerce. To address these risks, we must, among other things, attract and retain software publishers and online retailers as clients, attract and retain physical goods clients, introduce new Web sites, Web stores or services, continue to upgrade and develop our systems and infrastructure to meet emerging market needs and remain competitive in our service offerings, and retain and attract personnel commensurate with our business needs. There can be no assurance that we will be successful in addressing these risks, and any failure to do so could have a material adverse effect on our business, financial condition and results of operations.

Our current and future expense levels are based largely on our planned operations and estimates of future revenue. Revenue and operating results generally depend on the volume and timing of orders received, which are difficult to forecast. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenue could have an immediate adverse effect on our business, financial condition and results of operations. We are also likely to continue to see revenue fluctuate on a seasonal basis, which is typical for the software publishing market in general and for our existing physical goods clients. We believe that our first and fourth quarters tend to be seasonally stronger than our second and third quarters due to the timing of demand for tax preparation software and the holiday season selling period. In addition, we believe that software publishers avoid new product releases in the summer months. In view of the rapidly evolving nature of our business, we are unable to accurately forecast our revenue and believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical in fully understanding and evaluating our reported financial results are the following:

Revenue Recognition.   We recognize revenue from services rendered once all the following criteria for revenue recognition have been met: (1) pervasive evidence of an agreement exists; (2) the services have been rendered; (3) the fee is fixed and determinable and not subject to refund or adjustment; and (4) collection of the amounts due is reasonably assured. We derive our revenue primarily from transaction fees based on a percentage of the products sale price and fees from services rendered associated with the e-commerce services provided to our clients. These services include Web commerce development and hosting, transaction processing, fraud screening, digital delivery, integration to physical fulfillment, merchandising services, analytical marketing and customer service. We report our revenue on a net basis and therefore record only the net service fees and transaction fees as our revenue. We act as the merchant of record on most of the transactions processed and have contractual relationships with our clients, which obligate us to pay to the client a specified percentage of each sale. We retain our transaction fee and also charge fees for services rendered. We also derive revenue from integration, development and consulting services. Signed contracts are obtained from clients prior to recognition of these revenues. Fees for any integration and development work required to provide on-going hosting services for the client are recognized ratably over the term of the contract once collection is reasonably assured. Clients do not have the right to take possession of the software applications used in the delivery of services. Payments received in advance of rendering the service, even if non-refundable, are recorded as deferred revenue until earned. Revenues from consulting services are recognized using the percentage-of-completion method for fixed-fee arrangements or as the services are provided for time-and-materials arrangements. If we do not accurately estimate the resources required or the scope of work to be performed, or do not manage our projects properly within the planned periods of time or satisfy our obligations under the contracts, future margins may be negatively affected.

Allowance for Doubtful Accounts.   The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used in determining our allowance for doubtful accounts and are based on our historical experience and current trends. Management must make estimates of the uncollectability of our billed accounts receivable. Management specifically analyzes accounts receivable and historical bad debts, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Significant management judgments and estimates must be made and used in connection with the allowance in any accounting period. Material differences may result in the amount and timing of our operating results for any period if management makes different judgments or utilizes different estimates.

Credit Card Chargeback Reserve.    Estimates are also used in determining our accrued chargeback expenses and are based on our historical experience and current trends. Management makes an estimate of anticipated future credit card chargebacks related to current period revenue by analyzing the timing of historical credit card chargebacks as well as reviewing the current charge back trends and applying a conservative anticipated rate to current period revenues. Significant management judgments and estimates must be made and used in connection with the accrued expenses in any accounting period. Material differences may result in the amount and timing of our operating results for any period if management makes different judgments or utilizes different estimates.

Goodwill, Intangibles And Other Long-Lived Assets.    We amortize property, plant and equipment, certain intangibles and certain other long-lived assets with definite lives over their useful lives. Useful lives are based on management’s estimates of the period that the assets will generate revenue. Assets with definite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Our evaluation considers nonfinancial data such as changes in the operating environment and business strategy, competitive information, market trends and operating performance.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.”  Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. For acquisitions consummated by us subsequent to July 1, 2001, we adopted the provisions of SFAS No. 142 effective July 1, 2001. We adopted the full provisions of SFAS No. 142 effective January 1, 2002. Upon adoption of SFAS No. 142, we discontinued the amortization of goodwill.

We complete our annual goodwill impairment test using a two-step approach based on reportable segments in the fourth quarter of each year and reassess goodwill recorded in connection with earlier acquisitions.  Our assessment has indicated that there have been no impairments of goodwill for the years 2003 and 2002.

Results Of Operations

The following table sets forth certain items from our consolidated statements of operations as a percentage of total revenue for the years indicated.

	2003	2002	2001
Revenue	100.0%	100.0%	100.0%
Costs and expenses (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	3.6	3.0	4.7
Network and infrastructure	12.1	14.7	17.6
Sales and marketing	36.8	41.7	47.5
Product research and development	9.8	14.7	19.4
General and administrative	9.1	8.8	8.1
Litigation and other charges	—	3.2	—
Depreciation and amortization	7.2	7.7	8.0
Amortization of goodwill and other intangibles and acquisition related costs	5.3	7.4	29.4
Total costs and expenses	83.9	101.2	134.7
Income (loss) from operations	16.1	(1.2)	(34.7)
Interest income	0.8	0.5	1.5
Net income (loss)	16.9%	(0.7)%	(33.2)%

REVENUE.    Our revenue increased to $101.2 million in 2003 from $77.8 million in 2002 and $57.8 million in 2001. The revenue increase in 2003 as compared to 2002 resulted from further expansion of our key client relationships, increasing market acceptance of electronic software downloading, merchandising activities that increased the average sales generated by our software publisher clients, the acquisitions completed by the Company in 2003, and a full year of revenue for the acquisitions completed at various times during 2002. The assets acquired in each respective year generated approximately 1.5% and 9% of the Company’s total revenue during 2003 and 2002, respectively. The revenue increase in 2002 as compared to 2001 resulted from further expansion of our key client relationships, increasing market acceptance of electronic software downloading, merchandising activities that increased the average sales generated by our software publisher clients, the acquisitions completed by us in 2002, and a full year of revenue for the acquisitions completed at various times during 2001.

International sales represented approximately 24%, 22% and 22% of revenue in the years ended December 31, 2003, 2002 and 2001, respectively. In 2003, revenue for the Software and Digital Commerce Services Division was $86.3 million, up from $63.2 million in 2002, and $44.9 million in 2001. Revenue for the E-Business Services Division was $14.9 million in 2003, up from $14.6 million in 2002, and $12.9 million in 2001.

GROSS PROFIT.    Cost of revenue consists of direct cost of services and network and infrastructure expenses and is composed of direct labor costs related to revenue and the costs to operate and maintain our CNS platform, as well as customer service and operations functions. Such amounts are shown exclusive of any related depreciation and amortization expenses. Gross profit increased substantially in all years presented, reflecting our growth in revenue. During 2003, 2002 and 2001, our gross profit margins were 84.3%, 82.3%, and 77.7%, respectively. The gross profit margin increases in 2003 and 2002 were primarily due to leveraging our infrastructure over significantly more revenue and clients. In 2003, the gross profit margin for the Software and Digital Commerce Services Division was 86.3%, up from 84.6% in 2002 and 80.6% in 2001. The gross profit margin for the E-Business Services Division was 73.1% in 2003, up from 72.2% in 2002 and 67.4% in 2001. We continue to believe that electronic commerce and related services may become more competitive in the future. Accordingly, we may reduce or alter our pricing structure and policies in the future and any such change could negatively impact gross margins.

SALES AND MARKETING.    Sales and marketing expense consists primarily of personnel and related expenses, advertising and promotional expenses, credit card chargebacks and bad debt expense, and credit card transaction fees. Sales and marketing expense increased to $37.2 million in 2003, from $32.4 million and $27.5 million in 2002 and 2001, respectively, resulting primarily from increased credit card transaction fees and credit card chargeback expense due to increased revenue as well as additional sales and marketing personnel and related expenses. The increase in 2003 from 2002 resulted primarily from increases in credit card transaction fees of $3.0 million, credit card chargeback expense of $1.5 million, and personnel related expenses of $0.3 million. The increase in 2002 from 2001 resulted from increases in credit card transaction fees of $4.2 million, bad debt expense of $0.9 million and personnel related expenses of $1.3 million, offset by a decrease in advertising expense of $1.7 million. As a percentage of revenue, sales and marketing expense decreased to 36.8% in 2003 from 41.7% in 2002 and 47.5% in 2001, primarily reflecting our increased revenue. In 2003, the sales and marketing expense related to the Software and Digital Commerce Services Division was $31.3 million, up from $22.7 million in 2002 and $17.5 million in 2001. The sales and marketing expense related to the E-Business Services Division was $5.9 million in 2003, down from $9.7 million in 2002 and $10.0 million in 2001.  We expect that sales and marketing expense will continue to increase in absolute dollars as we continue to build our sales and marketing infrastructure and develop marketing programs, and as volume-driven credit card expenses and chargebacks increase. As a percentage of revenue, these expenses are expected to continue to decrease.

PRODUCT RESEARCH AND DEVELOPMENT.    Product research and development expense consists primarily of personnel and related expenses and consulting costs associated with developing and enhancing our CNS platform and related internal systems. Product research and development expense was $10.0 million in 2003, compared to $11.5 million and $11.2 million in 2002 and 2001, respectively. The decrease in 2003 from 2002 resulted primarily from a decrease in consulting expenses of $1.2 million. The increase in 2002 from 2001 resulted from an increase in personnel related expenses. As a percentage of revenue, product research and development expense decreased to 9.8% in 2003 from 14.7% in 2002 and 19.4% in 2001, primarily reflecting our increased revenue. In 2003, the product research and development expense related to the Software and Digital Commerce Services Division was $6.7 million, up from $4.8 million in both 2002 and 2001. Product research and development expense related to the E-Business Services Division was $3.3 million in 2003, down from $6.7 million in 2002 and down from $6.4 million in 2001. We expect that product research and development expenses will remain level or increase slightly as a percentage of revenue.

GENERAL AND ADMINISTRATIVE.    General and administrative expense consists principally of key executive, accounting and administrative personnel and related expenses, insurance expense, professional fees and investor relations’ expenses. General and administrative expense increased to $9.2 million in 2003, from $6.8 million and $4.7 million in 2002 and 2001, respectively. The increase in 2003 from 2002 resulted primarily from increases in personnel related expenses of approximately $0.9 million, legal and professional fees of approximately $0.8 million and insurance charges of approximately $0.3 million. The increase in 2002 from 2001 resulted primarily from increases in various legal and professional fees of approximately $0.8 million, personnel related expenses of approximately $0.6 million and insurance charges of approximately $0.3 million. As a percentage of revenue, general and administrative expense increased to 9.1% in 2003 from 8.8% in 2002 and 8.1% in 2001, reflecting our increased revenue as well as our growth in the expense base from legal & professional services and infrastructure changes in 2003. General and administrative expense related to the Software and Digital Commerce Services Division was $7.6 million in 2003 up from $4.5 million in 2002 and $3.2 million in 2001. In 2003, general and administrative expense for the E-Business Services Division was $1.6 million, down from $2.3 million in 2002 and up from $1.5 million in 2001. We expect general and administrative expense to increase in absolute dollars in the future, particularly as we continue to build infrastructure to support our growth. As a percentage of revenue, these expenses are expected to decrease.

LITIGATION AND OTHER CHARGES.    During March 2002, we recorded a charge for pending litigation of $2.3 million. This reserve was established based upon developments in new and existing litigation for which we determined, in the first quarter of 2002, that payment was both probable and estimable. In the fourth quarter of 2002, our ongoing contractual dispute with ePedas Sdn Bhd was settled with no admission of liability by either party and our agreement to pay $0.6 million to ePedas. This amount was charged against the litigation reserve. Each party released the other from all claims related to the dispute and dismissed their respective claims with prejudice. During 2003, no charges were recorded for settlement of litigation and other charges.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES AND ACQUISITION RELATED COSTS.    Amortization of goodwill and other intangibles and acquisition related costs consists of the amortization of goodwill and other intangible assets recorded from our 18 acquisitions in the past four years, as well as other acquisition related costs such as earn-out payments. Amortization of goodwill and other intangibles and acquisition related costs decreased to $5.4 million in 2003 from $5.7 million in 2002 and $17.0 million in 2001. The decrease in 2003 from 2002 reflects the full amortization of certain past acquisition costs which reduced expense in amounts greater than the amortization expense added by new acquisitions in 2003. The decrease in 2002 from 2001 related to the implementation of SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Upon adoption of SFAS No. 142, we discontinued the amortization of goodwill. We complete our annual goodwill impairment test using a two-step approach based on reportable segments in the fourth quarter of each year. Our assessment has indicated that there is no impairment of goodwill for the years ended December 31, 2003 and 2002 and thus we did not record any expense related to goodwill in 2003 or 2002.

INCOME (LOSS) FROM OPERATIONS.    Our income from operations in 2003 was $16.3 million compared to a loss of $0.9 million in 2002, and a loss of $20.1 million in 2001, resulting primarily from increased revenue without corresponding increases in operating expenses. In 2003, the Software and Digital Commerce Services Division generated income from operations of $28.8 million compared to income of $21.4 million in 2002 and $10.7 million in 2001. In 2003, the income from operations related to the E-Business Services Division was $0.1 million compared to a loss of $8.1 million in 2002 and a loss of $9.1 million in 2001. In calculating segment income or loss, we do not include depreciation and amortization of property and equipment, amortization of goodwill and other intangibles and acquisition related costs, or litigation charges.

INTEREST INCOME.    Interest income consists of earnings on our cash and cash equivalents and short-term investments. Interest income increased to $0.8 million in 2003 from $0.4 million in 2002 and decreased from $0.9 million in 2001, resulting primarily from net effects in changes in average cash and cash equivalent and short-term investment balances.

INCOME TAXES.   We had net operating loss carryforwards of approximately $93.2 million as of December 31, 2003. Included in this amount is approximately $47.3 million of deductions resulting from disqualifying dispositions of stock options. When these deductions relating to disqualifying dispositions are realized for financial statement purposes they will not result in a reduction in income tax expense, rather the benefit will be recorded as additional paid-in-capital. These income tax net operating loss carryforwards expire beginning in the year 2009. Deductions from disqualifying dispositions of stock options are included in net operating loss carryforwards with a corresponding valuation allowance. Because of the uncertainty of future realization, a valuation allowance equal to the deferred tax asset has been recorded. Ownership changes resulting from the issuance of additional equity will limit future annual realization of the tax net operating loss carryforwards to a specified percentage of our value under Section 382 of the Internal Revenue Code.

Liquidity and Capital Resources

Our primary source of internal liquidity is our operating activities. Net cash generated by operating activities in 2003, 2002 and 2001 was $47.8 million, $17.6 million and $0.5 million, respectively. Net cash generated by operating activities in 2003 was the result of net income, decreases in accounts receivable, and increases in accounts payable, deferred revenue and other accrued liabilities. Net cash generated by operating activities in 2002 and 2001 was primarily due to declining net losses and growing accounts payable balances.

Net cash used in investing activities was $43.2 million in 2003 and was the result of purchases of investments of $30.0 million, purchases of capital equipment of $6.3 million and net cash paid for acquisitions of $6.9 million. Net cash used in investing activities was $0.6 million in 2002 and was the result of purchases of equipment of $5.2 million and net cash paid for acquisitions of $5.4 million offset by $10.0 million in investment sales. Net cash used in investing activities was $2.4 million in 2001 and was the result of purchases of equipment of $5.9 million and net cash paid for acquisitions of $1.5 million, offset by net sales of investments of $5.0 million.

Our primary source of external liquidity has been issuances of our stock, either through public offerings or by exercise of stock options and through purchases under our employee stock purchase plan. Net cash provided by financing activities in 2003, 2002 and 2001 was $56.5 million, $2.2 million, and $6.6 million, respectively. Cash provided from a follow-on offering of our common stock in 2003 totaled $43.4 million. Proceeds from the exercise of stock options and warrants provided cash totaling $12.3 million, $4.3 million, and $6.3 million in 2003, 2002, and 2001, respectively. In 2002, we repaid the $2.5 million in notes payable related to our August 2001 acquisition of RegSoft which caused a decrease in net cash provided by financing activities. Additionally, in April 2001, we initiated a share repurchase program of up to $5.0 million of our outstanding shares of common stock. Repurchases are at our discretion based on ongoing assessments of the capital needs of the business and the market price of our shares. No time limit was set for the completion of the repurchase program. During 2003 and 2002, no shares were repurchased under the repurchase program. In 2001, we expended $267,000 to repurchase our shares.

As of December 31, 2003, we had approximately $131.9 million of cash and cash equivalents and short-term investments and working capital of approximately $85.0 million. Significant components of our working capital are cash and cash equivalents, short-term investments and short-term receivables net of client and merchant payables. Our principal commitments consisted of long-term obligations outstanding under operating leases. Although we have no material commitments for capital expenditures, we anticipate an increase in the rate of capital expenditures consistent with our anticipated growth in operations, infrastructure and personnel. We anticipate that over the next 24 months we will expend approximately $16.0 million on capital expenditures and approximately $24.0 million on product research and development, based on our current anticipated growth rate in operations. We also anticipate that we will continue to experience growth in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources.

We expect to continue to evaluate and consider a wide array of potential strategic transactions, including business combinations and acquisitions of businesses, products, services and other assets as well as licenses of technology related to our current business. At any given time, we may be engaged in discussions or negotiations with respect to one or more such transactions. Any such transactions could have a material impact on our financial position, results of operations, or cash flows. There is no assurance that any such discussions or negotiations will result in the consummation of any transaction. The process of integrating any acquisition may create unforeseen challenges for our operational, financial and management information systems, as well as unforeseen expenditures and other risks, including diversion of management’s attention from other business concerns, the potential loss of key customers, employees and business partners, difficulties in managing facilities and employees in different geographic areas, and difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions. In addition, an acquisition may cause us to assume liabilities or become subject to litigation. Further, there can be no assurance that we will realize a positive return on any acquisition or that future acquisitions will not be dilutive to our current shareholders’ percentage ownership or to earnings. We have allocated significant valuation in the form of goodwill and intangibles for the companies we acquired in the past, which is subject to impairment testing on a regular basis. If the individual businesses do not perform as expected at the acquisition dates, we may incur impairment charges for goodwill, accelerated amortization of definite-lived intangibles due to shortened expected lives of these assets, immediate write-offs and restructuring or other related expenses.

Contractual  Commitments

	Payment due by period
Contractual Obligations	Total Amount Committed	2004	2005-2006	2007-2008	More than 5 years
Operating Lease Obligations	$2,763,000	$1,266,000	$1,380,000	$117,000	$0
Total	$2,763,000	$1,266,000	$1,380,000	$117,000	$0

We believe that existing sources of liquidity and the results of our operations will provide adequate cash to fund our operations for at least the next 24 months, although we may seek to raise additional capital during that period. In January 2002, we filed a universal shelf registration statement with the SEC pursuant to which we could issue up to $100 million in common stock, preferred stock, debt securities and/or warrants.  Of this amount, approximately $45 million was utilized to issue common stock in our July 2003 public offering leaving approximately $55 million available for future use.  The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. There can be no assurances that financing will be available in amounts or on terms acceptable to us, if at all.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS 150 establishes standards for issuer classification and measurement of certain financial instruments with characteristics of both liabilities and equity. Instruments that fall within the scope of SFAS 150 must be classified as a liability, and is effective for financial instruments entered into or modified after May 31, 2003. For financial instruments issued prior to June 1, 2003, SFAS 150 is effective for the Company in the second quarter of 2004. Adoption is not expected to have an impact on our consolidated financial statements.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.”  In addition, in December 2003 the FASB issued a revision of the Interpretation (The Revised Interpretation). FIN No. 46 states that companies that have exposure to the economic risks and potential rewards from another entity’s assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all variable interest entities for the first fiscal year or interim period ending after March 15, 2004. We do not believe that this statement will have a material impact on our consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN No. 45”). FIN No. 45 requires companies to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Guarantees in existence at December 31, 2002 are grandfathered for the purposes of recognition and would only need to be disclosed. We enter into indemnification agreements with our officers and directors, as well as in connection with our acquisitions. It is not possible to determine the maximum potential amount under these agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. The adoption of FIN No. 45 did not have a material impact on our consolidated financial statements.

ITEM 7a. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK.

We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted primarily in the United States currency and as such are not subject to material foreign currency exchange rate risk. We have no long-term debt.

However, the growth in our international operations is increasing our exposure to foreign currency fluctuations. Our functional currency is the U.S. dollar. We have foreign currency denominated net revenues, costs and expenses. These income statement amounts are remeasured into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the remeasurement of these foreign currency denominated transactions results in increased net revenues, operating expenses and net income. Conversely, our net revenues, operating expenses and net income will decrease when the U.S. dollar strengthens against foreign currencies. We expect international operations to continue to grow in significance as we develop and deploy our global marketplace presence. As a result, foreign currency fluctuations in future periods could become more significant and may have a negative impact on our net revenues and net income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our Financial Statements and Notes thereto appear beginning at page 50 of this report.

QUARTERLY FINANCIAL DATA (UNAUDITED)

	QUARTER ENDED
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
2003
Revenue	$24,600	$22,764	$26,748	$27,089
Gross profit(a)	20,712	18,968	22,601	23,082
Income from operations(b)	3,952	2,520	4,477	5,349
Net income	4,022	2,767	4,741	5,606
Net income per share—basic	0.15	0.10	0.16	0.18
Net income per share—diluted	$0.13	$0.09	$0.14	$0.16

	QUARTER ENDED
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
2002
Revenue	$18,070	$19,347	$18,872	$21,494
Gross profit(a)	14,743	15,981	15,315	17,982
(Loss) income from operations(b)	(3,582)	(505)	48	3,123
Net (loss) income	(3,530)	(348)	98	3,270
Net (loss) income per share—basic	(0.13)	(0.01)	0.00	0.12
Net (loss) income per share—diluted	$(0.13)	$(0.01)	$0.00	$0.11

(a)           Gross profit is calculated as revenue less direct cost of services and network and infrastructure expenses and excludes depreciation and amortization expense.

(b)          Income (loss) from operations includes amortization of goodwill and other intangibles and acquisition related costs of $1,221, $1,246, $1,411 and $1,502 in the quarters ended March 31, June 30, September 30 and December 31, 2003, respectively, and $1,549, $1,651, $1,356, and $1,182 in the quarters ended March 31, June 30, September 30 and December 31, 2002, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On June 13, 2002, our Board of Directors terminated our relationship with Arthur Andersen LLP as the independent public accountants of Digital River based upon the recommendation and approval of our Audit Committee.

The report of Arthur Andersen LLP on our consolidated financial statements for the year ended December 31, 2001 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During our year ended December 31, 2001 and through the subsequent interim period ended June 13, 2002, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Arthur Andersen LLP would have caused it to make reference thereto in their report.

During the year ended December 31, 2001 and through June 13, 2002, there were no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

We engaged Ernst & Young LLP as our independent accountants as of June 13, 2002. During the year ended December 31, 2001 and through June 13, 2002, we did not consult with Ernst & Young LLP on items which (i) were or should have been subject to Statement of Auditing Standard No. 50 or (ii) concerned the subject matter of a disagreement or reportable event with Arthur Andersen LLP (as described in Regulation S-K Item 304(a)(2)).

ITEM 9A. CONTROLS AND PROCEDURES.

(a)  Based on their evaluation of our disclosure controls and procedures conducted as of December 31, 2003, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) are effective.

(b)  This evaluation did not identify any change in our internal controls over financial reporting that occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

PART III

Certain information required in Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2004 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Other than the identification of executive officers, which is set forth in Part I, Item 1 hereof, the information required in Item 10 of Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2004 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

We have adopted a Code of Conduct and Ethics, a copy of which we undertake to provide to any person, without charge, upon request. Such requests can be made in writing to the attention of Corporate Secretary at our principal executive offices address. We intend to disclose any amendments to, or waivers from, the Code provisions applicable to our principal executive officer or senior financial officers, including our chief financial officer and controller, or with respect to the required elements of the Code on our website, www.digitalriver.com under the “Investor Relations” link.

ITEM 11. EXECUTIVE COMPENSATION.

The information required in Item 11 of Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2004 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required in Item 12 of Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2004 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required in Item 13 of Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2004 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required in Item 14 of Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2004 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    The following documents are filed as part of this report:

(1)   Financial Statements.

The consolidated financial statements required by this item are submitted in a separate section beginning on page 50 of this report.

(2)   Financial Statement Schedules.

All schedules for which provision is made in the applicable accounting regulations of the SEC have been omitted as not required or not applicable, or the information required has been included elsewhere by reference in the financial statements and related notes, except for Schedule II, which is included with this Form 10-K, as filed with the SEC.

(3)   Exhibits.

Exhibit Number	Description Of Document
2.1(1)	Asset Purchase Agreement dated as of March 20, 2001, by and between the Registrant, Calico Commerce, Inc. and ConnectInc.com, Co., a wholly-owned subsidiary of Calico Commerce, Inc.
2.2(2)	Amended and Restated Asset Purchase Agreement dated February 9, 2002 by and between the Registrant and Beyond.com.
2.3(3)	First Amendment to the Amended and Restated Asset Purchase Agreement dated as of March 15, 2002 by and between the Registrant and Beyond.com.
2.4(3)	Post-Closing Amendment to the Amended and Restated Asset Purchase Agreement dated as of March 31, 2002 by and between the Registrant and Beyond.com.
3.1(4)	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.
3.2(6)	Amended and Restated Bylaws of the Registrant, as currently in effect.
3.3(4)	Certificate of Amendment of Amended and Restated Certificate of Incorporation (amending Exhibit 3.1).
4.1(7)	Specimen Stock Certificate.
4.2(4)	Form of Senior Debt Indenture.
4.3(4)	Form of Subordinated Debt Indenture.
4.4	References are hereby made to Exhibits 3.1, 3.2 and 3.3.
10.1(7)	Form of Indemnity Agreement between Registrant and each of its directors and executive officers.
10.2(7)	Employment and Non-Competition Agreement effective May 25, 1998 by and between Joel A. Ronning and the Registrant.
10.3(7)	Consent to Assignment and Assumption of Lease dated April 22, 1998 by and between CSM Investors, Inc., IntraNet Integration Group, Inc. and Registrant.

10.4(5)	Assignment of Lease dated April 21, 1998 by and between Intranet Integration Group, Inc. and Registrant.
10.5(5)	Lease Agreement dated January 18, 2000 between Property Reserve, Inc. and Registrant.
10.6(6)	First Amendment of Lease dated January 31, 2001 to that certain Lease dated April 24, 1996 between CSM Investors, Inc. and Registrant (as assignee of Intranet Integration Group, Inc.).
10.7(8)	1998 Stock Option Plan, as amended.
10.8(9)	1999 Stock Option Plan, formerly known as the 1999 Non-Officer Stock Option Plan, as amended.
10.9(8)	2000 Employee Stock Purchase Plan, as amended, and offering.
10.10(2)	Voting Agreement, dated March 20, 2001, by and between the Registrant, Calico Commerce, Inc. and ConnectInc.com, Co.
10.11(10)	Second Amendment of Lease dated April 22, 2002 to that certain Lease dated April 24, 1996 between CSM Investors, Inc. and Registrant (as assignee of Intranet Integration Group, Inc.) as amended.
10.12(10)	Second Amendment of Lease dated April 28, 2003 to that certain Lease dated January 18, 2000 between Property Reserve Inc. and Registrant.
10.13(11)	Employment Agreement with Jay Kerutis.
10.14	Employment Agreement with Gary Howorka.
21.1	Subsidiaries of Digital River, Inc.
23.1	Consent of Independent Auditors, dated March 9, 2004.
24.1	Power of Attorney, pursuant to which amendments to this Annual Report on Form 10-K may be filed, is included on the signature pages of this Annual Report on Form 10-K.
31.1	Certification of Digital River, Inc.’s Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Digital River, Inc.’s Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Digital River, Inc.’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Digital River, Inc.’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                   (1)  Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 26, 2001.

                   (2)       Incorporated by reference from the Company’s Current Report on Form 8-K filed February 11, 2002.

                   (3)       Incorporated by reference from the Company’s Current Report on Form 8-K filed April 15, 2002.

                   (4)       Incorporated by reference from the Company’s Registration Statement on Form S-3 (File No. 333-81626), declared effective on February 12, 2002.

                   (5)       Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 30, 2000.

                   (6)       Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 27, 2001.

                   (7)       Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 333-56787), declared effective on August 11, 1998.

                   (8)       Incorporated by reference from the Company’s Registration Statement on Form S-8 (File No. 333-105864) filed on June 5, 2003.

                   (9)       Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003.

                (10)       Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.

                (11)       Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 13, 2003.

(b)          Reports on Form 8-K. On October 22, 2003, the Company furnished a current report on Form 8-K furnishing under Item 12 a press release concerning results of operations and financial condition for the quarter and nine months ended September 30, 2003; and announcing, under Item 9 that Gary Howorka, Chief Technology Officer, is leaving his position.

(c)           Exhibits.

(d)          Financial Statement Schedules.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Eden Prairie, State of Minnesota, on the 12th of March 2004.

Digital River, Inc.
By:	/s/ Joel A. Ronning
Joel A. Ronning
CHIEF EXECUTIVE OFFICER AND DIRECTOR

We, the undersigned, directors and officers of Digital River, Inc., do hereby severally constitute and appoint Joel A. Ronning and Carter D. Hicks and each or any of them, our true and lawful attorneys and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE
/s/ Joel A. Ronning
Joel A. Ronning	Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2004

/s/ Carter D. Hicks
Carter D. Hicks	Chief Financial Officer and Treasurer (Principal Accounting Officer)	March 12, 2004

/s/ Perry W. Steiner
Perry W. Steiner	Director	March 12, 2004

/s/ William Lansing
William Lansing	Director	March 12, 2004

/s/ Thomas F. Madison
Thomas F. Madison	Director	March 12, 2004

/s/ J. Paul Thorin
J. Paul Thorin	Director	March 12, 2004

/s/ Frederic Seegal
Frederic Seegal	Director	March 12, 2004

Report of Independent Auditors

Board of Directors and Stockholders
Digital River, Inc.

We have audited the accompanying consolidated balance sheets of Digital River, Inc. and subsidiaries as of December 31, 2003 and  2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Digital River, Inc. and subsidiaries for the year ended December 31, 2001 were audited by other auditors who have ceased operations and whose report dated January 28, 2002 expressed an unqualified opinion on those statements.

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

In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digital River, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States.

As discussed above, the consolidated financial statements of Digital River, Inc. and subsidiaries as of and for the year ended December 31, 2001 were audited by other auditors who have ceased operations. As described in Note 2, these consolidated financial statements have been revised to include the transitional disclosures required by Financial Accounting Standard No. 142, “Goodwill and other Intangible Assets”, which was adopted by the Company as of January 1, 2002. We have audited the disclosures in Note 2 and, in our opinion, the disclosures for 2001 in Note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
January 29, 2004

The following report is a copy of a report previously issued by Arthur Andersen LLP (“Andersen”), which has not been reissued by Andersen. Certain financial information for each of the two years in the period ended December 31, 2001 was not reviewed by Andersen and includes: (i) reclassifications to conform to our 2003 financial statement presentation and (ii) additional disclosures to conform with new accounting pronouncements and SEC rules and regulations issued during such fiscal year.

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

Arthur Andersen LLP

Minneapolis, Minnesota,
January 28, 2002

DIGITAL RIVER, INC.
Consolidated Balance Sheets as of December 31
(in thousands, except share data)

	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$101,878	$40,801
Short-term investments	30,044	—
Accounts receivable, net of allowance of $319 and $905	9,306	11,238
Prepaid expenses and other	1,589	1,807
Total current assets	142,817	53,846
PROPERTY AND EQUIPMENT:
Property and equipment	32,433	29,036
Less accumulated depreciation	(17,799)	(13,399)
Net property and equipment	14,634	15,637
GOODWILL	23,921	18,698
INTANGIBLE ASSETS, net of accumulated amortization of $19,976 and $14,596	8,172	8,346
OTHER ASSETS	114	7
	$189,658	$96,534
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$41,814	$31,126
Accrued payroll	2,825	1,788
Deferred revenue	3,572	1,865
Other accrued liabilities	9,595	4,569
Total current liabilities	57,806	39,348
STOCKHOLDERS’ EQUITY:
Preferred Stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $.01 par value; 60,000,000 shares authorized; 31,497,719 and 27,537,240 shares issued and outstanding	315	275
Additional paid-in capital	217,981	160,535
Accumulated deficit	(86,488)	(103,624)
Accumulated other comprehensive income	44	—
Total stockholders’ equity	131,852	57,186
	$189,658	$96,534

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL RIVER, INC.
Consolidated Statements of Operations for the Years Ended December 31
(in thousands, except per share data)

	2003	2002	2001
REVENUE	$101,201	$77,783	$57,825
COSTS AND EXPENSES (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	3,585	2,357	2,710
Network and infrastructure	12,253	11,405	10,200
Sales and marketing	37,220	32,437	27,489
Product research and development	9,962	11,454	11,192
General and administrative	9,228	6,799	4,701
Litigation and other charges	—	2,500	—
Depreciation and amortization	7,275	6,009	4,627
Amortization of goodwill and other intangibles and acquisition related costs (Note 2)	5,380	5,738	17,009
Total costs and expenses	84,903	78,699	77,928
INCOME (LOSS) FROM OPERATIONS	16,298	(916)	(20,103)
INTEREST INCOME	838	406	881
NET INCOME (LOSS)	$17,136	$(510)	$(19,222)
NET INCOME (LOSS) PER SHARE
BASIC	$0.58	$(0.02)	$(0.79)
DILUTED	$0.52	$(0.02)	$(0.79)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	29,398	26,791	24,285
DILUTED	33,051	26,791	24,285

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL R IVER, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-In	Deferred	Accumulated Other Comprehensive	Accumulated	Total Stockholders’	Comprehensive
	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Equity	Income (Loss)
BALANCE, December 31, 2000	22,275	$223	$132,403	$(194)	$(22)	$(83,892)	$48,518	(37,976)
Net loss	—	—	—	—	—	(19,222)	(19,222)	(19,222)
Unrealized Gain on investments	—	—	—	—	22	—	22	22
Common Stock issued for acquisitions and earn-out arrangements	2,817	28	14,351	—	—	—	14,379
Exercise of stock options and warrants	1,246	13	6,281	—	—	—	6,294
Common Stock issued under the Employee Stock Purchase Plan	182	2	539	—	—	—	541
Repurchase of Common Stock	(57)	(1)	(266)	—	—	—	(267)
Deferred compensation Expense	—	—	—	157	—	—	157
BALANCE, December 31, 2001	26,463	265	153,308	(37)	—	(103,114)	50,422	(19,200)
Net loss	—	—	—	—	—	(510)	(510)	(510)
Common Stock issued for acquisitions and earn-out arrangements	171	2	2,553	—	—	—	2,555
Exercise of stock options and warrants	854	8	4,294	—	—	—	4,302
Common Stock issued under the Employee Stock Purchase Plan	49	—	380	—	—	—	380
Deferred compensation expense	—	—	—	37	—	—	37
BALANCE, December 31, 2002	27,537	275	160,535	—	—	(103,624)	57,186	(510)
Net income	—	—	—	—	—	17,136	17,136	17,136
Unrealized gain on investments	—	—	—	—	44	—	44	44
Sales of Common Stock	2,100	21	43,385	—	—	—	43,406
Common Stock issued for acquisitions and earn-out arrangements	88	1	1,024	—	—	—	1,025
Exercise of stock options and warrants	1,680	17	12,238	—	—	—	12,255
Common Stock issued under the Employee Stock Purchase Plan	93	1	799	—	—	—	800
BALANCE, December 31, 2003	31,498	$315	$217,981	$—	$44	$(86,488)	$131,852	$17,180

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL RIVER, INC.
Consolidated Statements of Cash Flows For the Years Ended December 31,
(in thousands)

	2003	2002	2001
OPERATING ACTIVITIES:
Net income (loss)	$17,136	$(510)	$(19,222)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill and other intangibles amortization and earn-out charges	5,380	5,738	17,009
Depreciation and amortization	7,275	6,009	4,627
Deferred compensation expense	—	37	157
Litigation and other charges	—	1,675	—
Change in operating assets and liabilities:
Accounts receivable	2,311	(2,230)	(2,918)
Prepaid and other assets	132	(432)	(239)
Accounts payable	9,210	8,025	2,916
Deferred revenue	1,671	759	(727)
Accrued payroll and other accrued liabilities	4,716	(1,488)	(1,056)
Net cash provided by operating activities	47,831	17,583	547
INVESTING ACTIVITIES:
Purchases of investments	(30,000)	—	(13,000)
Sales/maturities of investments	—	9,978	17,999
Cash paid for acquisitions, net of cash received	(6,944)	(5,383)	(1,460)
Purchases of equipment	(6,271)	(5,236)	(5,890)
Patent acquisition costs	—	—	(7)
Net cash used in investing activities	(43,215)	(641)	(2,358)
FINANCING ACTIVITIES:
Net proceeds from sales of common stock	43,406	—	—
Exercise of stock options and warrants	12,255	4,302	6,294
Sales of common stock under employee stock purchase plan	800	380	541
Repurchase of common stock	—	—	(267)
Repayment of notes payable	—	(2,500)	—
Net cash provided by financing activities	56,461	2,182	6,568
NET INCREASE IN CASH AND CASH EQUIVALENTS	61,077	19,124	4,757
CASH AND CASH EQUIVALENTS, beginning of period	40,801	21,677	16,920
CASH AND CASH EQUIVALENTS, end of period	$101,878	$40,801	$21,677
NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in acquisitions and earn-outs	$1,025	$2,555	$14,379
Issuance of note payable in acquisition	$—	$—	$2,500

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL RIVER, INC.
Notes to Consolidated Financial Statements
December 31, 2003 and 2002

1. Nature of Operations and Summary of Significant Accounting Policies:

Digital River, Inc., a Delaware corporation, and its wholly owned subsidiaries (collectively, the Company) provide electronic commerce services to its clients, including Web store development and hosting, transaction processing, electronic software delivery, fraud screening, customer service and analytical marketing. Through contractual relationships with software publishers and online retailers, the Company offers software products for sale via the Internet. Beginning in late 1998, the Company also began to offer electronic commerce services to companies outside of the software vertical market. The Company was incorporated in 1994 and conducted its first online sale through a client’s Web store in August 1996.

The Company has experienced significant losses since inception ($86.5 million through December 31, 2003) and has, until the later stages of 2001, experienced significant negative cash flows from operations. The Company’s prospects must be considered in light of the risks frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as electronic commerce. To address these risks, the Company must, among others things, maintain existing and develop new relationships with independent software publishers, online retailers and other companies outside of the software market, maintain and increase its client base, implement and successfully execute its business and marketing strategy, continue to develop and upgrade its technology and transaction-processing systems, provide superior customer service and order fulfillment, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurances that the Company will be successful in addressing such risks, and the failure to do so could have a material adverse effect on the Company’s business, financial condition and results of operations.

Principles of Consolidation and Classification

The consolidated financial statements include the accounts of Digital River, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain 2002 balance sheet and 2002 and 2001 cash flow amounts have been reclassified to conform to the 2003 presentation.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments, primarily high grade commercial paper and money market accounts, that are readily convertible into known amounts of cash and that have original maturities of three months or less to be cash equivalents. As of December 31, 2003 and 2002, cash balances of approximately $3.1 million and $3.0 million, respectively, were maintained related to potential future credit card fees and chargebacks.

Investments

Investments held by the Company are classified as available for sale securities and are carried at their market value with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive income/(loss) within stockholders’ equity.

The following is a summary of the Company’s investment securities:

	Cost	Fair Value
December 31, 2003
Commercial Paper	$30,000,000	$30,044,000

As of December 31, 2003, all securities were due in less than two years. The Company purchased investments totaling $30,000,000 in 2003. The Company had proceeds from sales of investments of $9,978,000 and $17,999,000 in 2002 and 2001, respectively. The cost basis of investments and gains and losses are based on specific identification. Realized gains and/or losses on sales of investments were not significant in 2003, 2002 or 2001.

Property and Equipment

Property and equipment is stated at cost and is being depreciated under the straight-line method using lives of three to seven years and consists mainly of computer equipment and software licenses.

Purchased Intangible Assets

Purchased intangible assets are carried at cost less accumulated amortization. Amortization is recorded over the estimated useful lives of the respective assets, generally three years.

Long-Lived Assets

The Company reviews all long-lived assets, including definite-lived intangible assets, for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Under SFAS 144, impairment losses are recorded whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. As part of its evaluation, the Company considers certain non-financial data as indicators of impairment such as changes in the operating environment and business strategy, competitive information, market trends and operating performance. When an impairment loss is identified, the carrying amount of the asset is reduced to its estimated fair value. There were no impairments of long-lived assets, including definite-lived intangible assets, recorded in 2003 or 2002.

Patents

The costs of developing patents are amortized over a three-year period utilizing the straight-line method of amortization once the patent application is filed. As of December 31, 2002, currently existing patents had been fully amortized.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, notes payable and accounts payable approximates fair value because of the short maturity of these instruments.

Revenue Recognition

The Company recognizes revenue from services rendered once all the following criteria for revenue recognition have been met: 1) pervasive evidence of an agreement exists, 2) the services have been rendered, 3) the fee is fixed and determinable and not subject to refund or adjustment and 4) collection of the amounts due is reasonably assured. The Company derives its revenue primarily from transaction and service fees associated with the e-commerce services provided to its clients. These services include Web commerce hosting, transaction processing, digital and physical fulfillment services, fraud screening, customer service and merchandising and analytical marketing services. The Company acts as the merchant of record on most of the transactions processed and has contractual relationships with its clients, primarily software publishers and online retailers, which obligate the Company to pay to the client a specified percentage of each sale. The Company retains its transaction fee and also charges for various service fees. The Company also derives revenue from providing clients the right to use its software applications, integration, development and consulting services provided to clients. Signed contracts are obtained from clients prior to recognition of these revenues. Fees for the use of software applications and any integration and development work required to provide on-going hosting services for the client are recognized ratably over the term of the contract once collection is reasonably assured. Clients do not have the right to take possession of the software applications used in the delivery of services. Payments received in advance of revenue recognition, even if non-refundable, are recorded as deferred revenue and recognized when earned. Revenues from consulting services are recognized as the services are provided.

Advertising Costs

The costs of advertising are charged to sales and marketing expense as incurred. The Company incurred advertising expense of $560,000, $413,000 and $2,084,000 in 2003, 2002, 2001, respectively.

Income Taxes

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using currently enacted tax rates. No income taxes were paid in any of the years presented.

Stock-Based Compensation

At December 31, 2003, the Company had two stock-based employee compensation plans, which are described more fully in Note 7. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

The Company has elected to apply the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148. Accordingly, the Company accounts for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, and related interpretations. Compensation cost for stock options is measured as the excess, if any, of the fair value of the Company’s common stock at the date of grant over the stock option exercise price.

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provision of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	For the Years Ended December 31,
	2003	2002	2001
Net income (loss), as reported	$17,136,000	$(510,000)	$(19,222,000)
Add: Stock-based compensation, as reported	—	37,000	218,000
Deduct: Total stock-based compensation determined under fair value based method for all awards	(14,540,000)	(8,668,000)	(3,164,000)
Adjusted net income (loss), fair value method for all stock-based awards	$2,596,000	$(9,141,000)	$(22,168,000)
Basic income (loss) per share—as reported	$0.58	$(0.02)	$(0.79)
Diluted income (loss) per share—as reported	$0.52	$(0.02)	$(0.79)
Basic income (loss) per share—SFAS No. 123 adjusted	$0.09	$(0.34)	$(0.91)
Diluted income (loss) per share—SFAS No. 123 adjusted	$0.08	$(0.34)	$(0.91)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 4.0%, 3.0% and 4.5% in 2003, 2002 and 2001, respectively; no expected dividends; expected lives of four years in 2003 and five years in 2002 and 2001 and a volatility factor of 1.3, 1.4 and 1.1 in 2003, 2002 and 2001, respectively. The weighted average fair value of the options granted in 2003, 2002 and 2001 was $13.46, $7.16 and $3.56, respectively.

Net Income per Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. The computation of diluted earnings per common share is similar to the computation of basic income (loss) per common share, except that the denominator is increased for the assumed conversion of convertible securities and the exercise of dilutive options using the treasury stock method. Stock options and warrants totaling 6,666,146 were included in the computation of diluted income per share in 2003. The weighted average shares used in computing basic and diluted loss per share were the same in the years ended December 31, 2002 and 2001. Stock options and warrants totaling 6,155,950, and 5,947,790 for 2002 and 2001, respectively, were excluded from the computation of net loss per share as their effect was anti-dilutive.

	2003	2002	2001
Earnings per share—basic
Earnings available to common shareholders	$17,136,000	$(510,000)	$(19,222,000)
Weighted average shares outstanding	29,398,000	26,791,000	24,285,000
Earnings per share—basic	$0.58	$(0.02)	$(0.79)
Earnings per share—diluted
Earnings available to common shareholders	$17,136,000	$(510,000)	$(19,222,000)
Weighted average shares outstanding	29,398,000	26,791,000	24,285,000
Dilutive impact of options outstanding	3,653,000	—	—
Weighted average shares and potential dilutive shares Outstanding	33,051,000	26,791,000	24,285,000
Earnings per share—diluted	$0.52	$(0.02)	$(0.79)

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Research and Development and Software Development

Research and development expenses consist primarily of development personnel and external contractor costs related to the development of new products and services, enhancement of existing products and services, quality assurance and testing. The Company follows AICPA Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, in accounting for internally developed software. To date, the Company’s capitalized  software development costs have been immaterial, as a majority of in-house development efforts are related to determining specific software requirements and evaluating alternatives related to specific performance criteria for its products. As a result, research and development costs have been expensed as incurred.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS 150 establishes standards for issuer classification and measurement of certain financial instruments with characteristics of both liabilities and equity. Instruments that fall within the scope of SFAS 150 must be classified as a liability, and is effective for financial instruments entered into or modified after May 31, 2003. For financial instruments issued prior to June 1, 2003, SFAS 150 is effective for the Company in the second quarter of 2004. Adoption is not expected to have an impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” In addition in December 2003 the FASB issued a revision of the Interpretation (The Revised Interpretation). FIN No. 46 states that companies that have exposure to the economic risks and potential rewards from another entity’s assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all variable interest entities for the first fiscal year or interim period ending after March 15, 2004. The Company does not believe that this statement will have a material impact on its consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN No. 45”). FIN No. 45 requires companies to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Guarantees in existence at December 31, 2002 are grandfathered for the purposes of recognition and would only need to be disclosed. The Company enters into indemnification agreements with its officers and directors, as well as in connection with its acquisitions. It is not possible to determine the maximum potential amount under these agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. The adoption of FIN No. 45 did not have a material impact on the Company’s consolidated financial statements.

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

The Company completes its annual impairment test using a two-step approach based on reportable segments in the fourth quarter of each year and reassesses goodwill recorded in connection with earlier acquisitions. The Company’s assessment has indicated that there is no impairment of goodwill for the years ended December 31, 2003 and 2002 and thus the Company did not record any expense related to goodwill in 2003 or 2002.

Upon adoption of SFAS No. 142, the Company discontinued the amortization of goodwill. The following table presents a reconciliation of net income (loss) and net income (loss) per share adjusted for the exclusion of goodwill amortization:

	Year ended December 31,
	2003	2002	2001
Reported net income	$17,136,000	$(510,000)	$(19,222,000)
Add goodwill amortization	—	—	10,769,000
Adjusted net income (loss)	$17,136,000	$(510,000)	$(8,453,000)
Reported diluted net income (loss) per share	$0.52	$(0.02)	$(0.79)
Add goodwill amortization per share	—	—	0.44
Adjusted diluted net income (loss) per share	$0.52	$(0.02)	$(0.35)

The changes in the net carrying amount of goodwill for the years ended December 31, 2003 and 2002, by operating segment, are as follows:

	Software and Digital Commerce Services Division	E-Business Services Division	Total
Balance as of December 31, 2001	$8,280,000	$2,993,000	$11,273,000
Goodwill from acquisitions and earnouts	2,790,000	4,635,000	7,425,000
Balance as of December 31, 2002	$11,070,000	$7,628,000	$18,698,000
Goodwill from acquisitions and earnouts	5,223,000	—	5,223,000
Balance as of December 31, 2003	$16,293,000	$7,628,000	$23,921,000

Information regarding the Company’s other intangible assets is as follows:

	December 31, 2003
	Carrying amount Gross	Accumulated amortization	Carrying amount Net
Customer relationships	$16,488,000	$11,405,000	$5,083,000
Non-compete agreements	3,850,000	2,992,000	858,000
Technology/tradename	7,810,000	5,579,000	2,231,000
Total	$28,148,000	$19,976,000	$8,172,000

	December 31, 2002
	Carrying amount Gross	Accumulated amortization	Carrying amount Net
Customer relationships	$14,117,000	$8,171,000	$5,946,000
Non-compete agreements	3,150,000	2,399,000	751,000
Technology/tradename	5,675,000	4,026,000	1,649,000
Total	$22,942,000	$14,596,000	$8,346,000

Estimated amortization expense for the remaining life of the intangible assets, based on intangible assets as of December 31, 2003 is as follows:

Year	Amount
2004	$4,924,000
2005	2,166,000
2006	1,082,000
Total	$8,172,000

3. Acquisitions and Purchases of Assets:

In January 2003, the Company acquired certain assets and assumed certain liabilities of Metatec® International, Inc.’s (“Metatec”) electronic software distribution (“ESD”) business in exchange for approximately $1.3 million in cash which has been paid as of December 31, 2003. Goodwill of $789,000 was recorded as a result of this agreement, including $126,000 in connection with an earn-out. The Company will amortize intangible assets acquired, consisting of a non-compete agreement and technology/tradename, over a three-year period. The agreement also provided Metatec the opportunity for additional cash earn-outs based on the Company achieving certain revenue metrics related to the ESD business over the course of the twelve months following November 1, 2002.

In March 2003, the Company acquired substantially all of the assets and assumed certain liabilities of Hartsell Holdings, Inc., (“Hartsell”) d/b/a Infocon America Corporation in connection with its business of providing Web services for business-to-business publishers in exchange for approximately $1.1 million in cash which has been paid as of December 31, 2003. Goodwill of $953,000 was recorded as a result of this agreement. The Company will amortize other intangible assets acquired, consisting of non-compete agreements and technology/tradename, over a three-year period. The agreement also provides Hartsell the opportunity for additional cash earn-outs based on the Company achieving certain gross margin and revenue metrics related to the Web services for business-to-business publishers over the course of the twelve months and, at the Company’s sole discretion, the twenty-four months following the close of the acquisition. Such earn-out amounts, if paid, will be recorded as additional goodwill as they are considered incremental to the purchase price.

In August 2003, the Company acquired substantially all of the assets and certain liabilities of The Registration Network, or Reg.Net, a provider of e-commerce services for authors and vendors of try-before-you-buy software for the purchase price of $2.5 million in cash, of which $1.4 million has been paid as of December 31, 2003. Additional goodwill of $934,000 was recorded as a result of this acquisition. The Company will amortize other intangible assets acquired, consisting of non-compete agreements, customer base and technology/tradename, over a three-year period. The agreement also provides Reg.Net the opportunity for an additional cash earn-out based on the Company achieving certain revenue metrics related to the e-commerce services for authors and vendors of try-before-you-buy software over the course of the twelve months following the close of the acquisition. Such earn-out amounts, if paid, will be recorded as goodwill as they are considered incremental to the purchase price.

In November 2003, the Company acquired substantially all of the assets and assumed certain liabilities of Emetrix, Inc., a provider of e-commerce services for authors and vendors of software for the purchase price of $2.6 million in cash, of which $1.7 million has been paid as of December 31, 2003. Additional goodwill of $601,000 was recorded as a result of this acquisition. The Company will amortize other intangible assets acquired, consisting of non-compete agreements, customer base and technology/tradename, over a three-year period. The agreement also provides Emetrix the opportunity for additional cash or stock earn-outs based on the Company achieving certain revenue metrics related to the e-commerce services for authors and vendors of software over the course of the thirty-six months and, at the Company’s sole discretion, the sixty months following the close of the acquisition. Such earn-out amounts, if paid, will be recorded as goodwill as they are considered incremental to the purchase price.

In November 2003, the Company acquired substantially all of the assets and assumed certain liabilities of GameZone, Inc., a provider of computer gaming resources and download destination sites on the Web, for the purchase price of $1.1 million in cash, of which $934,000 has been paid as of December 31, 2003. Additional goodwill of $821,000 was recorded as a result of this acquisition. The Company will amortize other intangible assets acquired, consisting of non-compete agreements and technology/tradename, over a three-year period. The agreement also provides GameZone the opportunity for additional cash or stock earn-outs based on the Company achieving certain revenue metrics related to computer gaming resources and download destination sites on the Web over the course of the thirty-six months and, at the Company’s sole discretion, the sixty months following the close of the acquisition. Such earn-out amounts, if paid, will be recorded as goodwill as they are considered incremental to the purchase price.

In March 2002, pursuant to an Amended and Restated Asset Purchase Agreement (the “Agreement”) between the Company and Beyond.com Corporation (“Beyond.com”), the Company purchased those assets and assumed those liabilities of Beyond.com related to its eStores business, which manages online stores for clients, in exchange for 179,096 shares of our common stock. A total of 70,000 of such shares were placed in escrow (the “Escrow”) to secure certain indemnification obligations of Beyond.com under the Agreement. The purchase was approved by the U.S. Bankruptcy Court following Beyond.com’s filing for Chapter 11 bankruptcy protection. Immediately following the closing of the Agreement, the Company entered into a Post-Closing Amendment to the Agreement with Beyond.com (the “Post-Closing Amendment”) pursuant to which, among other things, the Company agreed to increase the number of shares to be delivered to Beyond.com under the Agreement to 222,842, in exchange for a release of certain claims of Beyond.com against us. The Post-Closing Amendment was subject to approval by the U.S. Bankruptcy Court. The Official Committee of Unsecured Creditors (the “Committee”) of Beyond.com’s bankruptcy estate objected to the Post-Closing Amendment, asserting that the increase in shares to be delivered to Beyond.com under the Post-Closing Amendment was inadequate, and also asserting the right to additional shares of the Company’s common stock under certain provisions of the Agreement.

In April 2003, Beyond.com, the Committee and Digital River entered into a Settlement Agreement (the “Settlement Agreement”) pursuant to which the Company agreed to transfer an additional 50,919 shares (in addition to the 222,842 shares previously agreed to) to Beyond.com, in exchange for the release by Beyond.com and the Committee of their claims against the Company. The parties also agreed to resolve certain claims by the Company against the 70,000 shares in the Escrow by transferring 55,123 of such shares to Beyond.com and returning 14,877 of such shares to the Company. In May and June 2003, the Settlement Agreement and the Post-Closing Amendment were approved by the Bankruptcy Court and subsequently consummated.

Following is an allocation of the net assets acquired from the acquisitions consummated and amounts paid under earn-out arrangements in 2003 and 2002:

	2003	2002
Tangible assets	$402,000	$231,000
Liabilities assumed	(2,862,000)	(3,759,000)
Customer relationships	2,371,000	4,800,000
Non-compete agreements	700,000	100,000
Technology/tradename	2,135,000	250,000
Goodwill	5,223,000	7,425,000
Net assets acquired	$7,969,000	$9,047,000

The following unaudited pro forma condensed results of operations for 2003, 2002, and 2001 have been prepared as if each of the acquisitions in 2003 had occurred on January 1, 2002 and as if each of the 2002 acquisitions had occurred on January 1, 2001.

	2003	2002	2001
Revenue	$103,108,000	$83,855,000	$73,928,000
Income (loss) from operations	15,465,000	(4,623,000)	(39,841,000)
Net income (loss)	16,304,000	(5,051,000)	(40,069,000)
Diluted income (loss) per share	$0.49	$(0.19)	$(1.59)

This financial information does not purport to represent results that would actually have been obtained if the transactions had been in effect on January 1, 2003, 2002, 2001 as applicable, or any future results that may be realized.

4. Income Taxes:

The reconciliation of the reported income tax expense to the amount the would result from applying the U.S. federal statutory rate of 35% to the net loss is as follows:

	Year ended December 31,
	2003	2002	2001
Tax expense (benefit) at statutory rate	$5,998,000	$(179,000)	$(6,728,000)
State taxes, net of federal benefit	725,000	63,000	(1,000,000)
Stock compensation deductions	—	—	(258,000)
Non-deductible goodwill and earn-out compensation	314,000	712,000	3,255,000
Non-deductible expense and other	35,000	23,000	585,000
Change in valuation allowance	(7,072,000)	(619,000)	4,146,000
Total	$—	$—	$—

As of December 31, 2003, the Company had net operating loss carryforwards of approximately $93,222,000. Included in this amount is approximately $47,266,000 of deductions resulting from disqualifying dispositions of stock options. When these deductions are realized for financial statement purposes they will not result in a reduction in income tax expense, rather the benefit will be recorded as additional paid-in-capital. These income tax net operating loss carryforwards expire beginning in the year

2009. Deductions from disqualifying dispositions of stock options are included in net operating loss carryforwards with a corresponding valuation allowance. Because of the uncertainty of future realization, a valuation allowance equal to the deferred tax asset has been recorded.

The components of deferred income taxes are as follows:

	2003	2002
Net operating loss carryforwards	$36,357,000	$32,490,000
Nondeductible reserves and accruals	1,796,000	1,972,000
Depreciation and amortization	4,791,000	4,503,000
Valuation allowance	(42,944,000)	(38,965,000)
Total	$—	$—

Ownership changes resulting from the issuance of additional equity may limit future annual realization of the tax net operating loss carryforwards to a specified percentage of the value of the Company under Section 382 of the Internal Revenue Code.

5. Commitments and Contingencies:

Leases

The Company currently has four facility leases in addition to leasing certain computer equipment under non-cancelable operating leases. Total rent expense, including common area maintenance charges, recognized under all leases was $1,935,000, $1,652,000, and $1,367,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The minimum annual rents under long-term leases at December 31, 2003 were as follows:

Year ending December 31,	Lease Obligations
2004	$1,266,000
2005	1,039,000
2006	341,000
2007	117,000
Total future minimum obligations	$2,763,000

Litigation

We are engaged in certain legal proceedings and claims arising in the ordinary course of our business. The ultimate liabilities, if any, which may result from these or other pending or threatened legal actions against us cannot be determined at this time. However, in the opinion of the Company, the facts known at the present time do not indicate that such litigation will have a material effect on our financial position.

Beginning in August 2001, the Company and certain of its officers and directors were named as defendants in several class action shareholder complaints filed in the United States District Court for the Southern District of New York, now consolidated as In re Digital River, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-7355. Similar complaints, referred to here as the IPO Lawsuits, were filed in the same court against hundreds of other public companies, referred to here as the Issuers. In the consolidated amended complaint, the plaintiffs allege that the Company, certain of its officers and directors and the underwriters of the Company’s initial public offering, or IPO, violated Section 11 of the Securities Act of 1933 based on allegations that our IPO registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The complaint also contains a claim for violation of Section 10(b) of the Securities

Exchange Act of 1934 based on allegations that this omission constituted a deceit on investors. The plaintiffs seek unspecified monetary damages and other relief.

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

In July 2002, the Company joined in a global motion to dismiss the IPO Lawsuits filed by all of the Issuers (among others). In October 2002, the parties agreed to toll the statute of limitations with respect to certain of the named officers and directors until September 30, 2003 and on the basis of this agreement, our officers and directors were dismissed from the lawsuit without prejudice. In February 2003, the court issued a decision denying the motion to dismiss the Section 11 claims against the Company and almost all of the Issuers and denying the motion to dismiss the Section 10(b) claims against the Company and many of the other Issuers.

During the summer of 2003, the Company, along with a substantial majority of Issuers, indirectly participated in discussions with the plaintiffs and the Issuers’ respective insurers regarding a tentative settlement of the IPO Lawsuits. The terms of the tentative settlement would provide for, among other things, a release of the Issuers and their officers and directors from all further liability resulting from plaintiffs’ claims, and the assignment to plaintiffs of certain potential claims that the Issuers may have against their IPO underwriters. The tentative settlement also provides that, in the event that plaintiffs ultimately recover less than a guaranteed sum of $1 billion from the IPO underwriters, plaintiffs would be entitled to payment by each participating Issuer’s insurer of a pro rata share of any shortfall in the plaintiffs’ guaranteed recovery. In June 2003, pursuant to the authorization of a special litigation committee of the Company’s board of directors, the Company entered into a non-binding memorandum of understanding reflecting the settlement terms described above. In September 2003, in connection with the possible settlement, the Company’s officers and directors who had entered tolling agreements with plaintiffs (described above) agreed to extend those agreements so that they would not expire prior to any settlement being finalized. Although the Company has approved this settlement proposal in principle, it remains subject to a number of procedural conditions, as well as formal approval by the Court. Pending definitive settlement, the Company continues to believe that  the claims against the Company, its officers and directors are without merit and intends to defend against it vigorously.

In August 2001, an action was brought against the Company and other defendants in the U.S. District Court in the District of Columbia alleging infringement of United States Patent No. 6,014,651 owned by Christopher M. Crawford of Washington, D.C. Crawford alleges that we directly infringe the patent by the provision of online software purchase and delivery services, that we actively induce infringement of the patent by supporting and otherwise promoting our electronic software delivery services to others and that we contributorily infringed the patent by making, using, selling and offering to sell components of our electronic software delivery services. No substantive actions have taken place in this case. The court has delayed substantive discovery in this case, pending a preliminary determination of the legal scope of Crawford’s claim. Discovery reopened in February 2004, and is ongoing. The Company has been in the process of preparing materials regarding claim interpretation to present to the court, and the Company expects to do so at an appropriate point in the case. Although a number of co-defendants have settled with plaintiff Crawford, at this time, Crawford has declined to make a definitive demand for the resolution of this case. The Company believes that this lawsuit is without merit and intends to defend against it vigorously.

Employee Benefit Plan

The Company has a defined contribution 401(k) retirement plan for eligible employees. Employees may contribute up to 15% of their pretax compensation to the plan, with the Company providing a discretionary match of up to 50% of the total employee contribution. Amounts charged to expense related to the Company’s matching contributions for the years ended December 31, 2003, 2002 and 2001 totaled $660,000, $706,000 and $559,000, respectively.

6. Stockholders’ Equity:

Warrants

Warrants to purchase 101,667 shares of Common Stock issued principally in conjunction with sales of Common Stock at an exercise price of $3.00 per share were outstanding as of December 31, 2002. The warrants expired at various dates between February and August 2003. There were no warrants outstanding as of December 31, 2003.

Share Repurchase Program

In April 2001, the Company announced a share repurchase program of up to $5,000,000 of its outstanding shares of Common Stock. Repurchases are at the Company’s discretion based on ongoing assessments of the capital needs of the business and the market price of its shares. No shares were repurchased under this program during 2003 or 2002. Shares repurchased under the program totaled 57,000 for total consideration of $267,000 in 2001.

7. Stock Options:

The Company’s 1998 Stock Option Plan (the “SOP”) provides for the granting of incentive or nonqualified stock options to purchase up to 5,983,333 shares of Common Stock. Options granted to employees typically expire no later than ten years after the date of grant. Incentive stock option grants must have an exercise price of at least 100% of the fair market value of a share of common stock on the grant date. Incentive stock options granted to employees who, immediately before such grant, owned stock directly or indirectly representing more than 10% of the voting power of the stock of the Company will have an exercise price of 110% of the fair market value of a share of common stock on the grant date and will expire no later than five years from the date of grant.

The Company’s 1999 Non-Officer Stock Option Plan (the “NOP”) provides for the granting of nonqualified stock options to purchase up to 8,450,000 shares of Common Stock and has terms similar to those of the SOP.

A summary of the change in outstanding options under the SOP and NOP is as follows:

	Options Outstanding	Option Price Per Share
Balance, December 31, 2000	4,612,585	$1.13 – $31.13
Grants	3,631,533	.01 – 6.74
Exercised	(679,336)	.01 – 11.75
Cancelled	(1,736,608)	.01 – 31.13
Balance, December 31, 2001	5,828,174	1.69 – 31.13
Grants	2,305,850	4.65 – 16.54
Exercised	(836,878)	1.69 – 11.75
Cancelled	(1,242,863)	1.69 – 31.13
Balance, December 31, 2002	6,054,283	1.69 – 31.13
Grants	2,858,651	8.98 – 27.40
Exercised	(1,678,761)	1.69 – 26.88
Cancelled	(568,027)	2.59 – 31.13
Balance, December 31, 2003	6,666,146	$1.69 – $31.13

A summary of information about total stock options outstanding at December 31, 2003 is as follows:

	Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Life Remaining	Number Exercisable	Weighted Average Price
$ 1.69 – $ 3.88	477,699	5.6 years	285,396	$2.98
4.56 – 7.55	2,931,138	7.4 years	1,427,564	5.49
8.50 – 13.92	1,664,387	8.7 years	298,438	12.33
16.54 – 31.13	1,592,922	8.6 years	402,870	22.56
$ 1.69 – $31.13	6,666,146	7.9 years	2,414,268	$8.89

The Company recorded compensation expense for the difference between the grant price and the fair market value of the Company’s Common Stock on options to purchase 30,533 shares at an exercise price of $.01 issued in January 2001.

The Company also sponsors an employee stock purchase plan under which 1,200,000 shares have been reserved for purchase by employees. The purchase price of the shares under the plan is the lesser of 85% of the fair market value on the first or last day of the offering period. Offering periods currently are each six months ending on June 30 and December 31. Employees may designate up to ten percent of their compensation for the purchase of shares under the plan. Total shares purchased by employees under the plan were 93,000, 49,000, 182,000 in the years ended December 31, 2003, 2002 and 2001, respectively.

8. Segment Information:

Sales to foreign customers accounted for 24%, 22% and 22% of revenue for 2003, 2002 and 2001, respectively. In addition, revenue derived from sales of product from one software publisher, Symantec Corporation, accounted for approximately 27%, 23%, and 15% of total Company revenue in 2003, 2002 and 2001, respectively.

Through December 31, 2003, the Company maintained two operating segments, Software and Digital Commerce Services and E-Business Services, which were identified as components of the Company that were reviewed regularly by management to determine resource allocation and assess performance. Unallocated corporate items consisted of depreciation, goodwill and other intangibles amortization, acquisition-related costs and interest income for operational results and consisted of certain cash, investments and goodwill for total assets, as well as the $2.5 million litigation and other charges in 2002. Segment information for 2003, 2002 and 2001 was as follows:

	Software and Digital Commerce Services Division	E-Business Services Division	Unallocated Corporate Items	Consolidated
Year ended December 31, 2003:
Revenue	$86,318,000	$14,883,000	$—	$101,201,000
Gross profit (excludes depreciation and amortization expense)	74,480,000	10,883,000	—	85,363,000
Income from operations	28,838,000	115,000	(12,655,000)	16,298,000
Net income	28,838,000	115,000	(11,817,000)	17,136,000
Total assets at December 31, 2003	77,133,000	13,500,000	99,025,000	189,658,000
Year ended December 31, 2002:
Revenue	$63,195,000	$14,588,000	$—	$77,783,000
Gross profit (excludes depreciation and amortization expense)	53,482,000	10,539,000	—	64,021,000
Income (loss) from operations	21,427,000	(8,097,000)	(14,246,000)	(916,000)
Net income (loss)	21,427,000	(8,097,000)	(13,840,000)	(510,000)
Total assets at December 31, 2002	42,184,000	15,623,000	38,727,000	96,534,000
Year ended December 31, 2001:
Revenue	$44,914,000	$12,911,000	$—	$57,825,000
Gross profit (excludes depreciation and amortization expense)	36,214,000	8,701,000	—	44,915,000
Income (loss) from operations	10,672,000	(9,139,000)	(21,636,000)	(20,103,000)
Net income (loss)	10,672,000	(9,139,000)	(20,755,000)	(19,222,000)
Total assets at December 31, 2001	21,412,000	9,159,000	48,209,000	78,780,000

Digital River, Inc.
Schedule II
For Years Ended December 31, 2003, 2002 & 2001

2003	Balance at Beginning of Year	Charges to Costs and Expenses	Deductions	Balance at End of Year
Allowance for doubtful accounts	$905,000	$820,000	$(1,406,000)	$319,000
Accrued chargeback reserve	841,000	3,005,000	(2,072,000)	1,774,000
Litigation settlement reserve	1,675,000	—	—	1,675,000

2002	Balance at Beginning of Year	Charges to Costs and Expenses	Deductions	Balance at End of Year
Allowance for doubtful accounts	$286,000	$1,897,000	$(1,278,000)	$905,000
Accrued chargeback reserve	553,000	1,498,000	(1,210,000)	841,000
Litigation settlement reserve	—	2,300,000	(625,000)	1,675,000

2001	Balance at Beginning of Year	Charges to Costs and Expenses	Deductions	Balance at End of Year
Allowance for doubtful accounts	$523,000	$950,000	$(1,187,000)	$286,000
Accrued chargeback reserve	452,000	1,551,000	(1,450,000)	553,000
Litigation settlement reserve	—	—	—	—

INDEX TO EXHIBITS

Exhibit Number	Description Of Document
2.1(1)	Asset Purchase Agreement dated as of March 20, 2001, by and between the Registrant, Calico Commerce, Inc. and ConnectInc.com, Co., a wholly-owned subsidiary of Calico Commerce, Inc.
2.2(2)	Amended and Restated Asset Purchase Agreement dated February 9, 2002 by and between the Registrant and Beyond.com.
2.3(3)	First Amendment to the Amended and Restated Asset Purchase Agreement dated as of March 15, 2002 by and between the Registrant and Beyond.com.
2.4(3)	Post-Closing Amendment to the Amended and Restated Asset Purchase Agreement dated as of March 31, 2002 by and between the Registrant and Beyond.com.
3.1(4)	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.
3.2(6)	Amended and Restated Bylaws of the Registrant, as currently in effect.
3.3(4)	Certificate of Amendment of Amended and Restated Certificate of Incorporation (amending Exhibit 3.1).
4.1(7)	Specimen Stock Certificate.
4.2(4)	Form of Senior Debt Indenture.
4.3(4)	Form of Subordinated Debt Indenture.
4.4	References are hereby made to Exhibits 3.1, 3.2 and 3.3.
10.1(7)	Form of Indemnity Agreement between Registrant and each of its directors and executive officers.
10.2(7)	Employment and Non-Competition Agreement effective May 25, 1998 by and between Joel A. Ronning and the Registrant.
10.3(7)	Consent to Assignment and Assumption of Lease dated April 22, 1998 by and between CSM Investors, Inc., IntraNet Integration Group, Inc. and Registrant.
10.4(5)	Assignment of Lease dated April 21, 1998 by and between Intranet Integration Group, Inc. and Registrant.
10.5(5)	Lease Agreement dated January 18, 2000 between Property Reserve, Inc. and Registrant.
10.6(6)	First Amendment of Lease dated January 31, 2001 to that certain Lease dated April 24, 1996 between CSM Investors, Inc. and Registrant (as assignee of Intranet Integration Group, Inc.).
10.7(8)	1998 Stock Option Plan, as amended.
10.8(9)	1999 Stock Option Plan, formerly known as the 1999 Non-Officer Stock Option Plan, as amended.
10.9(8)	2000 Employee Stock Purchase Plan, as amended, and offering.
10.10(2)	Voting Agreement, dated March 20, 2001, by and between the Registrant, Calico Commerce, Inc. and ConnectInc.com, Co.
10.11(10)	Second Amendment of Lease dated April 22, 2002 to that certain Lease dated April 24, 1996 between CSM Investors, Inc. and Registrant (as assignee of Intranet Integration Group, Inc.) as amended.
10.12(10)	Second Amendment of Lease dated April 28, 2003 to that certain Lease dated January 18, 2000 between Property Reserve Inc. and Registrant.
10.13(11)	Employment Agreement with Jay Kerutis.
10.14	Employment Agreement with Gary Howorka.
21.1	Subsidiaries of Digital River, Inc.
23.1	Consent of Independent Auditors, dated March 9, 2004.
24.1	Power of Attorney, pursuant to which amendments to this Annual Report on Form 10-K may be filed, is included on the signature pages of this Annual Report on Form 10-K.

31.1	Certification of Digital River, Inc.’s Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Digital River, Inc.’s Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Digital River, Inc.’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Digital River, Inc.’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (1)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 26, 2001.

  (2)    Incorporated by reference from the Company’s Current Report on Form 8-K filed February 11, 2002.

  (3)    Incorporated by reference from the Company’s Current Report on Form 8-K filed April 15, 2002.

  (4)    Incorporated by reference from the Company’s Registration Statement on Form S-3 (File No. 333-81626), declared effective on February 12, 2002.

  (5)    Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 30, 2000.

  (6)    Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 27, 2001.

  (7)    Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 333-56787), declared effective on August 11, 1998.

  (8)    Incorporated by reference from the Company’s Registration Statement on Form S-8 (File No. 333-105864) filed on June 5, 2003.

  (9)    Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003.

(10)   Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.

(11)   Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 13, 2003.