Form 10-Q
period 2004-03-31
DIGITAL RIVER INC /DE
filed 2004-05-10
CIK 1062530

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

COMMON STOCK, $0.01 PAR VALUE	31,871,036 SHARES
(Class)	Outstanding as of April 30, 2004

DIGITAL RIVER, INC.

 Form 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

DIGITAL RIVER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$105,503	$101,878
Short-term investments	45,016	30,044
Accounts receivable, net of allowance of $386 and $319	9,158	9,306
Prepaid expenses and other	1,620	1,589

Total current assets	161,297	142,817

PROPERTY AND EQUIPMENT:
Property and equipment	34,558	32,433
Less accumulated depreciation	(19,410)	(17,799)

Net property and equipment	15,148	14,634
GOODWILL	23,921	23,921
INTANGIBLE ASSETS, net of accumulated amortization of $21,555 and $19,976	7,493	8,172
OTHER ASSETS	113	114
	$207,972	$189,658

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$49,717	$41,814
Accrued payroll	2,218	2,825
Deferred revenue	3,581	3,572
Other accrued liabilities	11,120	9,595

Total current liabilities	66,636	57,806

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $.01 par value; 60,000,000 shares authorized; 31,714,597 and 31,497,719 shares issued and outstanding	317	315
Additional paid-in capital	219,876	217,981
Accumulated deficit	(78,873)	(86,488)
Accumulated other comprehensive income	16	44
Total stockholders’ equity	141,336	131,852

	$207,972	$189,658

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data; unaudited)

	Three Months Ended March 31,
	2004	2003

REVENUE	$31,855	$24,600
COST OF REVENUE:
Direct cost of services	618	942
Network and infrastructure	3,300	2,946
GROSS MARGIN	27,937	20,712

OPERATING EXPENSES:
Sales and Marketing	11,468	9,272
Product Research and Development	2,924	2,388
General and administrative	2,837	2,291
Depreciation and amortization	1,611	1,588
Amortization of acquisition related costs	1,579	1,221

Total operating expenses	20,419	16,760

INCOME FROM OPERATIONS	7,518	3,952
INTEREST INCOME	97	70

NET INCOME	$7,615	$4,022

NET INCOME PER SHARE
BASIC	$0.24	$0.15
DILUTED	$0.22	$0.13

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	31,620	27,609
DILUTED	35,059	30,410

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Three Months Ended March 31,
	2004	2003
OPERATING ACTIVITES:
Net income	$7,615	$4,022
Adjustments to reconcile net income to net cash provided by operating activities:
Other intangibles amortization and earn-out charges	1,579	1,221
Depreciation and amortization	1,611	1,588
Change in operating assets and liabilities:
Accounts receivable	147	(291)
Prepaid and other assets	(931)	101
Accounts payable	7,904	4,040
Deferred revenue	8	(473)
Accrued payroll and other accrued liabilities	1,213	797
Net cash provided by operating activities	19,146	11,005

INVESTING ACTIVITIES:
Purchases of investments	(15,000)	—
Cash paid for acquisitions, net of cash received	(294)	(2,267)
Purchases of equipment	(2,124)	(1,103)
Net cash used in investing activities	(17,418)	(3,370)

FINANCING ACTIVITIES:
Exercise of stock options and warrants	1,470	359
Sales of common stock under employee stock purchase plan	427	394
Net cash provided by financing activities	1,897	753

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,625	8,388
CASH AND CASH EQUIVALENTS, beginning of period	101,878	40,801

CASH AND CASH EQUIVALENTS, end of period	$105,503	$49,189

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

1. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein reflect all adjustments,  including normal recurring adjustments, which in our opinion are necessary to fairly state our consolidated financial position, results of operations and cash flows for the periods presented.  These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2004.  The December 31, 2003 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

2. PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Digital River, Inc. and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

3. NET INCOME PER SHARE

The table below sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
	2004	2003
Numerator:
Net income	$7,615	$4,022

Denominator:
Basic — weighted average shares outstanding	31,620	27,609
Effect of dilutive securities:
Employee stock options and warrants	3,439	2,801
Diluted — weighted average shares outstanding	35,059	30,410

Basic — net income per share	$0.24	$0.15

Diluted — net income per share	$0.22	$0.13

4. GOODWILL AND INTANGIBLE ASSETS

We account for our goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 precludes the amortization of goodwill and intangible assets with indefinite lives, but these assets are reviewed annually (or more frequently if impairment indicators arise) for impairment.

We complete our annual impairment test, in the fourth quarter of each fiscal year, using a two-step approach and reassess any intangible assets, including goodwill, recorded in connection with earlier acquisitions.

Information regarding our other intangible assets is as follows:

	As of March 31, 2004
	Carrying amount Gross	Accumulated amortization	Net

Customer relationships	$17,388	$12,353	$5,035
Non-compete agreements	3,850	3,167	683
Technology/tradename	7,810	6,035	1,775
Total	$29,048	$21,555	$7,493

	As of December 31, 2003
	Carrying amount Gross	Accumulated amortization	Net

Customer relationships	$16,488	$11,405	$5,083
Non-compete agreements	3,850	2,992	858
Technology/tradename	7,810	5,579	2,231
Total	$28,148	$19,976	$8,172

Amortization expense for the three months ended March 31, 2004 and 2003 was $1,579 and $1,221, respectively.  Estimated amortization expense for the remaining life of the intangible assets, based on intangible assets as of March 31, 2004, is as follows:

Year
2004	$3,572
2005	2,464
2006	1,382
2007	75
Total	$7,493

5.  STOCK BASED COMPENSATION

At March 31, 2004, we had two stock-based employee compensation plans, which are described more fully in our 2003 Annual Report Note 7.  We account for these plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

We have elected to apply the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148. Accordingly, we account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Compensation cost for stock options is measured as the excess, if any, of the fair value of our common stock at the date of grant over the stock option exercise price.

The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provision of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months Ended March 31,
	2004	2003
Net income, as reported	$7,615	$4,022
Add: Stock-based compensation, as reported	—	—
Deduct: Total stock-based compensation determined under fair value based method for all awards	(5,974)	(2,762)

Adjusted net income, fair value method for all stock-based awards	$1,641	$1,260

Basic income per share — as reported	$0.24	$0.15
Diluted income per share — as reported	$0.22	$0.13
Basic income per share – SFAS No. 123 adjusted	$0.05	$0.05
Diluted income per share - SFAS No. 123 adjusted	$0.05	$0.04

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Three Months Ended March 31,
	2004	2003
Risk-free interest rate	4%	3%
Expected life (years)	1-3	5
Volatility factor	1.3	1.4
Expected dividends	—	—

6. ACQUISITIONS AND EARN-OUT ARRANGEMENTS

During the three months ended March 31, 2003, we acquired certain assets and liabilities of Metatec International, Inc. and Hartsell Holdings, Inc., d/b/a/ Infocon America Corporation.

The following unaudited pro forma condensed results of operations for the three months ended March 31, 2004 and 2003 have been prepared as if each of the acquisitions from the three months ended March 31, 2003 had occurred on January 1, 2003.

	Three Months Ended March 31,
	2004	2003

Revenue	$31,855	$24,736
Income from operations	7,518	3,867
Net income	7,615	3,937

Basic net income per share	$0.24	$0.14
Diluted net income per share	$0.22	$0.13

This financial information does not purport to represent results that would actually have been obtained if the transactions had been completed on January 1, 2003 or any future results that may be realized.

7.   SUBSEQUENT EVENTS

On April 19, 2004, we announced that we signed a definitive agreement to acquire element 5 AG, a privately held company based in Germany.  Under the terms of the agreement, we paid $120 million in cash to acquire all of the outstanding shares of capital stock of element 5.  We also may pay up to an additional $2.5 million in cash based on element 5’s operating performance over the first twenty-four months subsequent to the acquisition.   In connection with the acquisition of element 5, we established a $45 million secured revolving credit facility with Harris Trust and Savings Bank.  We may terminate the facility at any time prior to the scheduled maturity date of July 15, 2005 without penalty.  We may borrow at various rates, including prime or LIBOR plus 2.5%.  The facility includes various covenants, including limits on our ability to incur debt and grant liens on our assets, and financial covenants regarding EBITDA, leverage ratios and capital expenditures.  Amounts outstanding under the facility in excess of $30 million must be cash collateralized.  The facility is also secured by a pledge of certain investment accounts, receivables and other assets.  As of May 4, 2004, the principal amount of outstanding loans under the facility was approximately $5 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We note that, except for the historical information contained herein, the matters discussed below contain forward-looking statements that involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  We expressly disclaim any obligation to update this information or publicly release any revision or reflect events or circumstances after the date of this report.  Such factors include, among others: our limited operating history and variability of operating results, possibility of future losses, risks associated with electronic software delivery, dependence on the Internet and growth in electronic commerce and Internet infrastructure development, dependence on software publishers, dependence on online retailers, system development and electronic commerce security risks, rapid technological changes, competition in the electronic commerce industry, the importance of attracting and retaining personnel, management of our growth, integration of acquired companies, dependence on key employees and other risk factors referenced in our Form 10-K for the year ended December 31, 2003.

Overview

We are a provider of comprehensive electronic commerce outsourcing solutions. We were incorporated in February 1994 and commenced offering products for sale through our clients’ Web stores in August 1996. From inception through August 1996, we had no sales, and our activities related primarily to the development of our proprietary technology platform, known as CNS. In 1996, we began to focus our business development efforts on the software industry, building our inventory of software products through contracts with software publishers. In 1997, we began to develop software distribution relationships through contracts with online retailers. As of March 31, 2004, we had more than 23,000 software publisher clients and online channel partners. In late 1998, we began to offer our comprehensive electronic commerce outsourcing services in the form of a transaction fee-based e-commerce service to clients outside of the software industry. As of March 31, 2004, we were providing electronic commerce services such as Web commerce development and hosting, transaction processing, fraud screening, digital delivery, integration to physical fulfillment, merchandising services, analytical marketing and customer service to over 140 physical goods clients, as well as operating nearly 12,000 small business physical goods sites.

Prior to January 1, 2004, we managed our physical goods clients through a division (formerly our E-Business Services Division) that was separate from our Software and Digital Commerce Services Division.  Beginning January 1, 2004, this divisional structure was consolidated, and we announced that we will no longer report our activities as separate business segments.  Nonetheless, we remain committed to serving existing and new clients in the important vertical market of physical goods.

We have approximately seven years of operating history upon which investors may evaluate our business and prospects. Until 2003, we incurred significant operating losses, and as of March 31, 2004, we had an accumulated deficit of $78.9 million. We intend to expend financial and management resources on the development of additional services, sales and marketing, technology and operations to support larger-scale operations and greater service offerings. Although we expect to generate positive cash flow from operations in 2004, there can be no assurance that our revenue will increase or even continue at its current level or that we will maintain profitability or generate cash from operations in future periods.

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

Results of Operations

The following table sets forth certain items from our condensed consolidated statements of operations as a percentage of total revenue for the periods indicated.

	Three Months Ended March 31,
	2004	2003
Revenue	100.0%	100.0%
Cost of Revenue:
Direct cost of services	1.9	3.8
Network and infrastructure	10.4	12.0
Gross Margin	87.7	84.2
Operating Expenses:
Sales and marketing	36.0	37.7
Product research and development	9.2	9.7
General and administrative	8.9	9.3
Depreciation and amortization	5.0	6.5
Amortization of acquisition-related costs	5.0	5.0
Total operating expenses	64.1	68.2
Income from operations	23.6	16.0
Interest income	0.3	0.3
Net income	23.9%	16.3%

REVENUE. Revenue increased to $31.9 million for the three months ended March 31, 2004 from $24.6 million for the same period in the prior year, an increase of $7.3 million or 29.5%.  The increase was primarily attributable to higher virus-related software sales, strong tax-related software sales, growth in the number of software publishers and online retailer clients, and heavier e-marketing activities.

International sales represented approximately 27% and 21% of total revenue in the three-month periods ended March 31, 2004 and 2003, respectively.  We expect that as a result of our acquisition of element 5, this percentage will continue to increase.

GROSS MARGIN. Cost of revenue, which consists of direct cost of services and network and infrastructure costs (both shown in this paragraph and table above exclusive of depreciation and amortization expense), was $3.9 million for the three months ended March 31, 2004 and March 31, 2003.  The gross profit margin increased in the three months ended March 31, 2004 to 87.7% from 84.2% for the same period in the prior year.  The increase in gross margin was primarily due to leveraging our infrastructure over significantly more revenue and clients and a reduction in customization labor costs.  We believe that electronic commerce and related services are becoming more competitive.  Accordingly, we may have to reduce our pricing or alter our pricing structure and policies in the future and any such change could reduce gross margins.

SALES AND MARKETING. Sales and marketing expense consists primarily of personnel and related expenses, advertising and promotional expenses, credit card chargebacks and bad debt expense, and credit card transaction fees.  Sales and marketing expense increased to $11.5 million for the three months ended March 31, 2004 from $9.3 million for the same period in the prior year, an increase of $2.2 million or 23.7%.  The increase primarily resulted from credit card fees and chargeback costs directly associated with the increase in revenue, additional sales and marketing personnel and related expenses and marketing and promotional programs for the recent launch of our SoftwarePassport product.  As a percentage of revenue, sales and marketing expense were 36.0% in the three months ended March 31, 2004, compared to 37.7% for the same period in the prior year, primarily reflecting our increased revenue.  As a percentage of revenue, sales and marketing expense is expected to decline over time.

PRODUCT RESEARCH AND DEVELOPMENT.  Product research and development expense consists primarily of personnel and related expenses and consulting costs associated with developing and enhancing our CNS platform and related internal systems.  Product research and development expense increased to $2.9 million for the three months ended March 31, 2004 from $2.4 million for the same period in the prior year, an increase of $0.5 million or 22.4%.   The increase was primarily driven by increases in personnel-related expenses, partially offset by reductions in outside consulting fees, as we continue to build out our international features and functionality for several of our top-tier clients.  As a percentage of revenue, product research and development expense was 9.2% in the three months ended March 31, 2004, compared to 9.7% for the same period in the prior year.  We expect product research and development costs to increase in absolute dollars and range between 9 and 11 percent of revenue as we continue to develop the CNS and other related internal systems.

GENERAL AND ADMINISTRATIVE. General and administrative expense consists primarily of executive, accounting and administrative personnel and related expenses, including professional fees and investor relations expenses.  General and administrative expenses increased to $2.8 million for the three months ended March 31, 2004 from $2.3 million for the same period in the prior year, an increase of $0.5 million or 23.8%.  The increase resulted primarily from professional and legal fees and audit and tax services associated with compliance with the Sarbanes-Oxley Act and related rules and regulations, foreign governance compliance, and ongoing litigation expenses.  As a percentage of revenue, general and administrative expense was 8.9% for the three-month period ended March 31, 2004, compared to 9.3% for the same period in the prior year.  We expect general and administrative expense will increase in absolute dollars over time as we continue to build infrastructure to support our business and comply with new governmental regulations.  As a percentage of revenue, general and administrative expense is expected to decline over time.

AMORTIZATION OF INTANGIBLE ASSETS AND ACQUISITION-RELATED COSTS. Amortization of intangible assets and acquisition-related costs was $1.6 million for the three months ended March 31, 2004 compared to $1.2 million for the same period in the prior year.  The increase was due to additional amortizable assets acquired throughout 2003.

INTEREST INCOME.  Interest income consists of earnings on our cash and cash equivalents and short-term investments.

INCOME TAXES.  We paid no income taxes in any reported period.  We had net operating loss carryforwards of approximately $88.4 million as of March 31, 2004. Included in this amount is approximately $50.1 million of deductions resulting from disqualifying dispositions of stock options. When these deductions relating to disqualifying dispositions are realized for financial statement purposes they will not result in a reduction in income tax expense, rather the benefit will be recorded as additional paid-in-capital. These income tax net operating loss carryforwards expire beginning in the year 2009. Deductions from disqualifying dispositions of stock options are included in net operating loss carryforwards with a corresponding valuation allowance.  Because of the uncertainty of future realization, a valuation allowance equal to the deferred tax asset has been recorded.  Ownership changes resulting from the issuance of additional equity will limit future annual realization of the tax net operating loss carryforwards to a specified percentage of our value under Section 382 of the Internal Revenue Code.

Liquidity and Capital Resources

As of March 31, 2004, we had $105.5 million of cash and cash equivalents, $45.0 million of short-term investments and working capital of approximately $94.7 million. Our primary source of internal liquidity is our operating activities.  During the three months ended March 31, 2004, our operations generated $19.1 million of cash compared to $11.0 million for the same period of the prior year.  The improvement was mainly due to an increase in net income, collection of accounts receivable and an increase in accounts payable.  Net cash used in investing activities during the three months ended March 31, 2004 totaled $17.4 million.  This was comprised of purchases of investments of $15.0 million, investments in equipment of $2.1 million and net investments in acquisitions of $0.3 million.  Net cash provided by financing activities during the three months ended March 31, 2004 totaled $1.9 million, comprised of the sale of stock through the exercise of stock options and purchases through the employee stock purchase plan.

On April 19, 2004, we announced that we signed a definitive agreement to acquire element 5 AG, a privately held company based in Germany.  Under the terms of the agreement, we paid $120 million in cash to acquire all of the outstanding shares of capital stock of element 5.  We also may pay up to an additional $2.5 million in cash based on element 5’s operating performance over the first twenty-four months subsequent to the acquisition.

Our principal commitments consisted of long-term obligations outstanding under operating leases, which in future periods will also include the obligation under leases we assumed in connection with our recent acquisition of element 5.  Although we have no material commitments for capital expenditures, we anticipate continued capital expenditures consistent with our anticipated growth in operations, infrastructure, and personnel as well as those which may arise in connection with our acquisition and integration of element 5.    We further anticipate that our expenditures on product development will be consistent with our anticipated growth in operations as well as any requirements which may arise in connection with our acquisition and integration of element 5.  We also anticipate that we will continue to experience growth in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources.

We expect to continue to evaluate and consider a wide array of potential strategic transactions, including business combinations and acquisitions of businesses, products, services and other assets as well as licenses of technology related to our current business.  At any given time, we may be engaged in discussions or negotiations with respect to one or more such transactions.  Any such transactions could have a material impact on our financial position, results of operations, or cash flows.  There is no assurance that any such discussions or negotiations will result in the consummation of any transaction.  The process of integrating any acquisition may create unforeseen challenges for our operational, financial and management information systems, as well as unforeseen expenditures and other risks, including diversion of management’s attention from other business concerns, the potential loss of key customers, employees and business partners, difficulties in managing facilities and employees in different geographic areas, and difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions.  In addition, an acquisition may cause us to assume liabilities or become subject to litigation.  Further, there can be no assurance that we will realize a positive return on any acquisition or that future acquisitions will not be dilutive to our current shareholders’ percentage ownership or to earnings.  We have allocated significant valuation in the form of goodwill and intangibles for the companies we acquired in the past, which is subject to impairment testing on a regular basis.  If the individual businesses do not perform as expected at the acquisition dates, we may incur impairment charges for goodwill, accelerated amortization of definite-lived intangible assets due to shortened expected lives of those assets, immediate write-offs and restructuring or other related expenses.

In connection with the acquisition of element 5, we established a $45 million secured revolving credit facility with Harris Trust and Savings Bank.  We may terminate the facility at any time prior to the scheduled maturity date of July 15, 2005 without penalty.  We may borrow at various rates, including prime or LIBOR plus 2.5%.  The facility includes various covenants, including limits on our ability to incur debt and grant liens on our assets, and financial covenants regarding EBITDA, leverage ratios and capital expenditures.  Amounts outstanding under the facility in excess of $30 million must be cash collateralized.  The facility is also secured by a pledge of certain investment accounts, receivables and other assets.  As of May 4, 2004, the principal amount of outstanding loans under the facility was approximately $5 million.

We believe that existing sources of liquidity and the results of our operations will provide adequate cash to fund our operations, although we may seek to raise additional capital. In January 2002, we filed a universal shelf registration statement with the SEC pursuant to which we could issue up to $100 million in common stock, preferred stock, debt securities and/or warrants.   Of this amount, approximately $45 million was utilized to issue common stock in our July 2003 public offering leaving approximately $55 million available for future use.   The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. There can be no assurances that financing will be available in amounts or on terms acceptable to us, if at all.

Item 3.  Qualitative and Quantitative Disclosure About Market Risk

Interest Rate Risk

We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including government obligations and money market funds. In connection with our acquisition of element 5, we established a $45 million secured revolving credit facility with Harris Trust and Savings Bank.  A sharp rise in interest rates could have a material adverse impact on interest expense associated with our credit facility with Harris Trust and Savings Bank.  We do not currently hedge our interest rate exposure and do not enter into financial instruments for trading or speculative purposes or utilize derivative financial instruments.

Foreign Currency Risk

Our operations have been conducted primarily in the United States currency and as such have not been subject to material foreign currency exchange rate risk.   However, the growth in our international operations is increasing our exposure to foreign currency fluctuations as well as other risks typical of international operations, including, but not limited to differing economic conditions, changes in political climate, differing tax structures and other regulations and restrictions. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.  For example, approximately one half of our recently acquired element 5’s revenue is in euros and currencies other than U.S. dollars.  As a result, a greater proportion of our revenues and earnings will now be subject to currency fluctuations.  We translate income statement amounts that are denominated in foreign currency into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased net revenues, operating expenses and net income. Conversely, our net revenues, operating expenses and net income will decrease when the U.S. dollar strengthens against foreign currencies. We do not currently have a currency hedging program to mitigate the effect of fluctuations of currency prices on our financial results.

Item 4.  Controls and Procedures

(a)           Based on their evaluation of our disclosure controls and procedures conducted as of March 31, 2004, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) are effective.

(b)           This evaluation did not identify any change in our internal controls over financial reporting that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Beginning in August 2001, we and certain of our officers and directors were named as defendants in several class action shareholder complaints filed in the United States District Court for the Southern District of New York, now consolidated as In re Digital River, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-7355.  Similar complaints, referred to here as the IPO Lawsuits, were filed in the same court against hundreds of other public companies, referred to here as the Issuers.  In the consolidated amended complaint against us, the plaintiffs allege that we, certain of our officers and directors and the underwriters of our initial public offering, or IPO, violated Section 11 of the Securities Act of 1933 based on allegations that our IPO registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters.  The complaint also contains a claim for violation of Section 10(b) of the Securities Exchange Act of 1934 based on allegations that this omission constituted a deceit on investors.  The plaintiffs seek unspecified monetary damages and other relief.

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

During the summer of 2003, we, along with a substantial majority of Issuers, indirectly participated in discussions with the plaintiffs and the Issuers’ respective insurers regarding a tentative settlement of the IPO Lawsuits. The terms of the tentative settlement would provide for, among other things, a release of the Issuers and their officers and directors from all further liability resulting from plaintiffs’ claims, and the assignment to plaintiffs of certain potential claims that the Issuers may have against their IPO underwriters. The tentative settlement also provides that, in the event that plaintiffs ultimately recover less than a guaranteed sum of $1 billion from the IPO underwriters, plaintiffs would be entitled to payment by each participating Issuer’s insurer of a pro rata share of any shortfall in the plaintiffs’ guaranteed recovery.  In June 2003, pursuant to the authorization of a special litigation committee of our board of directors, we entered into a non-binding memorandum of understanding reflecting the settlement terms described above. In September 2003, in connection with the possible settlement, our officers and directors who had entered tolling agreements with plaintiffs (described above) agreed to extend those agreements so that they would not expire prior to any settlement being finalized. Although we have approved this settlement proposal in principle, it remains subject to a number of procedural conditions, as well as formal approval by the Court. Pending definitive settlement, we continue to believe that the claims against us, our officers and directors are without merit and intend to defend against them vigorously.

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

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In April 2001, the Board of Directors authorized a share repurchase program of up to $5.0 million of our outstanding shares of common stock. Repurchases are at our discretion based on ongoing assessments of the capital needs of the business and the market price of our shares. No time limit was set for the completion of the repurchase program.  In 2001, we expended $267,000 to repurchase our shares. During the year ended December 31, 2003 and the quarter ended March 31, 2004, no shares were repurchased under the repurchase program.

Item 5. Other Information

On April 19, 2004, we announced that we signed a definitive agreement to acquire element 5 AG, a privately held company based in Germany.  Under the terms of the agreement, we paid $120 million in cash to acquire all of the outstanding shares of capital stock of element 5.  We also may pay up to an additional $2.5 million in cash based on element 5’s operating performance over the first twenty-four months subsequent to the acquisition.   In connection with the acquisition of element 5, we established a $45 million secured revolving credit facility with Harris Trust and Savings Bank.  We may terminate the facility at any time prior to the scheduled maturity date of July 15, 2005 without penalty.  We may borrow at various rates, including prime or LIBOR plus 2.5%.  The facility includes various covenants, including limits on our ability to incur debt and grant liens on our assets, and financial covenants regarding EBITDA, leverage ratios and capital expenditures.  Amounts outstanding under the facility in excess of $30 million must be cash collateralized.  The facility is also secured by a pledge of certain investment accounts, receivables and other assets.  As of May 4, 2004, the principal amount of outstanding loans under the facility was approximately $5 million.

Item 6.  Exhibits and Reports on Form 8-K

(A) Exhibits

EXHIBIT NUMBER		DESCRIPTION OF DOCUMENTS

2.1	(4)

Stock Purchase Agreement, dated as of April 17, 2004 by and among Digital River, Inc., Blitz F03-1424 GmbH, a company organized under the laws of Germany and a wholly owned subsidiary of Digital River, and the selling shareholders of element 5 Informationstechnologien und –dienstleistungen Aktiengesellschaft, a company organized under the laws of Germany.

3.1	(1)	Amended and Restated Certificate of Incorporation, as amended, as currently in effect.
3.2	(2)	Amended and Restated Bylaws, as currently in effect.
4.1	(3)	Specimen of Common Stock Certificate.
10.15	(4)	Line of Credit Agreement, dated April 16, 2004, between Digital River, Inc. and Harris Trust and Savings Bank.
10.16	(4)	Security Agreement Re: Receivables, dated April 16, 2004, between Digital River, Inc. and Harris Trust and Savings Bank.
10.17	(4)	First Amendment to Line of Credit Agreement and Promissory Note, dated April 30, 2004, between Digital River, Inc. and Harris Trust and Savings Bank.
10.18	(4)	First Amendment to Security Agreement Re: Receivables, dated April 30, 2004, between Digital River, Inc. and Harris Trust and Savings Bank.
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as Exhibits 3.1 and 3.3 to our Registration Statement on Form S-3, File No. 333-81626, filed on January 29, 2002, declared effective on February 12, 2002, and incorporated herein by reference.
(2)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001, and incorporated herein by reference.
(3)	Filed as an exhibit to our Registration Statement on Form S-1, File No. 333-56787, declared effective on August 11, 1998, and incorporated herein by reference.
(4)	Filed as an exhibit to our Current Report on Form 8-K, filed on May 4, 2004, and incorporated herein by reference.

(B) Reports on Form 8-K.

 On January 28, 2004, we furnished a current report on Form 8-K announcing under Item 12 the financial results for the quarter and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 7, 2004	DIGITAL RIVER, INC.

	By:	/s/ CARTER D. HICKS

Carter D. Hicks
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER		DESCRIPTION OF DOCUMENTS

2.1	(4)

Stock Purchase Agreement, dated as of April 17, 2004 by and among Digital River, Inc., Blitz F03-1424 GmbH, a company organized under the laws of Germany and a wholly owned subsidiary of Digital River, and the selling shareholders of element 5 Informationstechnologien und —dienstleistungen Aktiengesellschaft, a company organized under the laws of Germany.

3.1	(1)	Amended and Restated Certificate of Incorporation, as amended, as currently in effect.
3.2	(2)	Amended and Restated Bylaws, as currently in effect.
4.1	(3)	Specimen of Common Stock Certificate.
10.15	(4)	Line of Credit Agreement, dated April 16, 2004, between Digital River, Inc. and Harris Trust and Savings Bank.
10.16	(4)	Security Agreement Re: Receivables, dated April 16, 2004, between Digital River, Inc. and Harris Trust and Savings Bank.
10.17	(4)	First Amendment to Line of Credit Agreement and Promissory Note, dated April 30, 2004, between Digital River, Inc. and Harris Trust and Savings Bank.
10.18	(4)	First Amendment to Security Agreement Re: Receivables, dated April 30, 2004, between Digital River, Inc. and Harris Trust and Savings Bank.
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as Exhibits 3.1 and 3.3 to our Registration Statement on Form S-3, File No. 333-81626, filed on January 29, 2002, declared effective on February 12, 2002, and incorporated herein by reference.
(2)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001, and incorporated herein by reference.
(3)	Filed as an exhibit to our Registration Statement on Form S-1, File No. 333-56787, declared effective on August 11, 1998, and incorporated herein by reference.
(4)	Filed as an exhibit to our Current Report on Form 8-K, filed on May 4, 2004, and incorporated herein by reference.