Form 10-Q
period 2004-06-30
DIGITAL RIVER INC /DE
filed 2004-08-06
CIK 1062530

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

COMMON STOCK, $0.01 PAR VALUE	32,428,842 SHARES
(Class)	Outstanding as of July 31, 2004

DIGITAL RIVER, INC.

 Form 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

DIGITAL RIVER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$176,180	$101,878
Short-term investments	29,207	30,044
Accounts receivable, net of allowance of $693 and $319	13,770	9,306
Prepaid expenses and other	1,877	1,589
Total current assets	221,034	142,817

PROPERTY AND EQUIPMENT:
Property and equipment	40,264	32,433
Less accumulated depreciation	(23,340)	(17,799)
Net property and equipment	16,924	14,634
GOODWILL	140,260	23,921
INTANGIBLE ASSETS, net of accumulated amortization of $23,822 and $19,976	20,097	8,172
OTHER ASSETS	5,918	114
	$404,233	$189,658
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$56,299	$41,814
Accrued payroll	2,636	2,825
Deferred revenue	4,047	3,572
Other accrued liabilities	11,672	9,595
Total current liabilities	74,654	57,806

NON-CURRENT LIABILITIES:
Convertible senior notes	175,000	—
Total non-current liabilities	175,000	—

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $.01 par value; 60,000,000 shares authorized; 32,394,116 and 31,497,719 shares issued and outstanding	324	315
Additional paid-in capital	226,405	217,981
Accumulated deficit	(72,118)	(86,488)
Accumulated other comprehensive income (loss)	(32)	44
Total stockholders’ equity	154,579	131,852
	$404,233	$189,658

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

REVENUE	$34,877	$22,764	$66,732	$47,364
COST OF REVENUE:
Direct cost of services	1,449	939	2,067	1,881
Network and infrastructure	3,506	2,857	6,806	5,803
GROSS MARGIN	29,922	18,968	57,859	39,680

OPERATING EXPENSES:
Sales and Marketing	11,407	8,978	22,875	18,250
Product Research and Development	3,645	2,594	6,569	4,982
General and administrative	3,856	1,978	6,693	4,269
Depreciation and amortization	1,859	1,652	3,470	3,240
Amortization of acquisition related costs	2,267	1,246	3,846	2,467

Total operating expenses	23,034	16,448	43,453	33,208

INCOME FROM OPERATIONS	6,888	2,520	14,406	6,472
OTHER INCOME/(EXPENSE), NET	(132)	247	(35)	317
NET INCOME	$6,756	$2,767	$14,371	$6,789

NET INCOME PER SHARE
BASIC	$0.21	$0.10	$0.45	$0.24
DILUTED	$0.19	$0.09	$0.40	$0.22

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	32,064	28,195	31,842	27,903
DILUTED	35,981	31,790	35,515	31,101

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Six Months Ended June 30,
	2004	2003
OPERATING ACTIVITES:
Net income	$14,371	$6,789
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of acquisition related costs	3,846	2,467
Change in accounts receivable allowance	175	1,074
Depreciation and amortization	3,453	3,240
Change in operating assets and liabilities:
Accounts receivable	(1,026)	2,320
Prepaid and other assets	587	69
Accounts payable	4,934	(266)
Deferred revenue	41	179
Accrued payroll and other accrued liabilities	(1,423)	1,664
Net cash provided by operating activities	24,958	17,536

INVESTING ACTIVITIES:
Purchases of investments	(44,207)	—
Sales of investments	44,982	—
Cash paid for acquisitions, net of cash received	(124,714)	(2,442)
Purchases of equipment	(4,409)	(3,127)
Net cash used in investing activities	(128,348)	(5,569)

FINANCING ACTIVITIES:
Principal amount on line of credit	45,000	—
Repayment of principal on line of credit	(45,000)	—
Net proceeds on issuance of 1.25% convertible senior notes due 1/1/2024	169,201	—
Exercise of stock options and warrants	8,007	4,327
Sales of common stock under employee stock purchase plan	427	800
Net cash provided by financing activities	177,635	5,127
EFFECT OF EXCHANGE RATE CHANGES ON CASH	57	—
NET INCREASE IN CASH AND CASH EQUIVALENTS	74,302	17,094
CASH AND CASH EQUIVALENTS, beginning of period	101,878	40,801
CASH AND CASH EQUIVALENTS, end of period	$176,180	$57,895
NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in acquisitions and earn-outs	$—	$1,025

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

1. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein reflect all adjustments,  including normal recurring adjustments, which in our opinion are necessary to fairly state our consolidated financial position, results of operations and cash flows for the periods presented.  These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2004.  The December 31, 2003 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

Summary of Significant Accounting Policies.  A detailed description of our significant accounting policies can be found in our most recent Annual Report filed on Form 10-K for the fiscal year ended December 31, 2003.

Foreign Currency Translation

The financial position and results of operations of certain foreign subsidiaries are measured using local currency as the functional currency.  Assets and liabilities are translated to their U.S. dollar equivalents at rates in effect at the respective balance sheet dates and statements of operations are translated using average exchange rates for the fiscal period.  The resulting translation adjustments are recorded as a component of stockholders’ equity.

Research and Development and Software Development

Research and development expenses consist primarily of development personnel and external contractor costs related to the development of new products and services, enhancement of existing products and services, quality assurance and testing.  We follow AICPA Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” in accounting for internally developed software.  Prior to the second quarter of 2004, capitalized software development costs were immaterial.  During the second quarter of 2004, we expanded and redeployed our R&D team to advance our new self-service, remote-control technology, as well as develop the international and e-marketing capabilities on our next-generation e-commerce platform and, consistent with SOP 98-1, capitalized approximately $0.9 million of software development costs related to those efforts.

2. NET INCOME PER SHARE

The table below sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Numerator:
Net income	$6,756	$2,767	$14,371	$6,789

Denominator:
Basic — weighted average shares outstanding	32,064	28,195	31,842	27,903
Effect of dilutive securities:
Employee stock options and warrants	3,917	3,595	3,673	3,198
Diluted — weighted average shares outstanding	35,981	31,790	35,515	31,101

Basic — net income per share	$0.21	$0.10	$0.45	$0.24

Diluted — net income per share	$0.19	$0.09	$0.40	$0.22

In the periods presented, we did not include the potentially dilutive effect of the assumed conversion of the $175 million in principal of 1.25% convertible senior notes in the computation of dilutive earnings per share for the three and six month periods ended June 30, 2004, because the conditions for conversion had not been met. The notes are contingently convertible into approximately 4.0 million shares of common stock at an initial conversion price of $44.063 per share.

3. GOODWILL AND INTANGIBLE ASSETS

We account for our goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Asset.”  SFAS No. 142 precludes the amortization of goodwill and intangible assets with indefinite lives, but these assets are reviewed annually (or more frequently if impairment indicators arise) for impairment.

We complete our annual impairment test, in the fourth quarter of each fiscal year, using a two-step approach and reassess any intangible assets, including goodwill, recorded in connection with earlier acquisitions.

Information regarding our other intangible assets is as follows:

	As of June 30, 2004
	Carrying Amount Gross	Accumulated Amortization	Net

Customer relationships	$16,488	$13,271	$3,217
Non-compete agreements	4,100	3,312	788
Technology/tradename	23,331	7,239	16,092
Total	$43,919	$23,822	$20,097

	As of December 31, 2003
	Carrying Amount Gross	Accumulated Amortization	Net

Customer relationships	$16,488	$11,405	$5,083
Non-compete agreements	3,850	2,992	858
Technology/tradename	7,810	5,579	2,231
Total	$28,148	$19,976	$8,172

Amortization expense for the three months ended June 30, 2004 and 2003 was $2,267 and $1,246, respectively and $3,846 and $2,467 for the six months ended June 30, 2004 and 2003, respectively.  Estimated amortization expense for the remaining life of the intangible assets, based on intangible assets as of June 30, 2004, is as follows:

Year
2004	$4,685
2005	7,421
2006	6,339
2007	1,652
Total	$20,097

4.  STOCK BASED COMPENSATION

At June 30, 2004, we had two stock-based employee compensation plans, which are described more fully in our 2003 Annual Report Note 7.  We account for these plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$6,756	$2,767	$14,371	$6,789
Deduct: Total stock-based compensation determined under fair value based method for all awards	(7,511)	(2,943)	(13,540)	(5,705)
Adjusted net income (loss), fair value method for all stock-based awards	$(755)	$(176)	$831	$1,084

Basic income per share — as reported	$0.21	$0.10	$0.45	$0.24
Diluted income per share — as reported	$0.19	$0.09	$0.40	$0.22

Basic income (loss) per share – SFAS No. 123 adjusted	$(0.02)	$(0.01)	$0.03	$0.04

Diluted income (loss) per share – SFAS No. 123 adjusted	$(0.02)	$(0.01)	$0.02	$0.04

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Six Months Ended June 30,
	2004	2003
Risk-free interest rate	4%	3%
Expected life (years)	1-3	5
Volatility factor	1.3	1.4
Expected dividends	—	—

5. ACQUISITIONS AND EARN-OUT ARRANGEMENTS

On April 19, 2004 we announced that we signed a definitive agreement to acquire element 5 AG, a privately held company based in Germany.  Under the terms of the agreement, we paid $120 million in cash to acquire all of the outstanding shares of capital stock of element 5.  We also may pay up to an additional $2.5 million in cash based on element 5’s operating performance over the first 24 months subsequent to the acquisition.  Such earn-out amounts, if paid, will be recorded as goodwill as they are considered incremental to the purchase price.

In the second quarter of 2004, in connection with our acquisition of element 5, we began implementation of a plan intended to eliminate duplication of resources within the consolidated company.  The plan includes the elimination of customer service positions at element 5’s Greenburg, Pennsylvania customer service center and the termination of the Greenburg facility lease by the end of third quarter 2004.  As of June 30, 2004, we have included $0.9 million towards the acquisition cost of element 5 related to this plan.

On June 1, 2004, we announced that we acquired substantially all of the assets and assumed certain liabilities of Fireclick, Inc., a leading provider of Web-analysis solutions for online retailers.  Under the terms of the agreement, we paid $7.5 million in cash.  The agreement also provides Fireclick the opportunity for an earn-out based on our achieving certain revenue and profitability targets attributable to Fireclick over the course of the three years following the closing of the acquisition.  Such earn-out amounts, if paid, will be recorded as goodwill as they are considered incremental to the purchase price.

During the six months ended June 30, 2003, we acquired certain assets and liabilities of Metatec International, Inc. and Hartsell Holdings, Inc., d/b/a/ Infocon America Corporation.

The Condensed Consolidated Financial Statements include the operating results of each business from the date of acquisition.  The following unaudited pro forma condensed results of operations for the three and six months ended June 30, 2004 and 2003 have been prepared as if each of the acquisitions from the six months ended June 30, 2004 and 2003 had occurred on January 1, 2003.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenue	$37,159	$26,888	$75,161	55,363
Income from operations	5,662	205	12,510	1,814
Net income	5,477	314	12,103	1,860

Basic net income per share	$0.17	$0.01	$0.38	$0.07
Diluted net income per share	$0.15	$0.01	$0.34	$0.06

This financial information does not purport to represent results that would actually have been obtained if the transactions had been completed on January 1, 2003 or any future results that may be realized.

6. LONG-TERM DEBT

On April 16, 2004, in connection with our acquisition of element 5, we established a $45 million secured revolving credit facility with Harris Trust and Savings Bank.  This facility was repaid in full and terminated in connection with the sale and issuance of our convertible senior notes on June 1, 2004.

On June 1, 2004 we sold and issued $175 million in aggregate principal amount of convertible senior notes due January 1, 2024, in a private, unregistered offering. The notes were sold at 100 percent of their principal amount.  The initial purchasers exercised in full their option to purchase up to an additional $20 million in aggregate principal amount of the notes on June 30, 2004, which purchase transaction closed on July 6, 2004.

We are required to pay interest on January 1 and July 1 of each year beginning January 1, 2005.  The notes bear interest at a rate of 1.25 percent and, if specified conditions are met, are convertible into Digital River common stock at a conversion price of $44.063 per share.  The conversion price is subject to adjustments in certain circumstances.  These conditions include the satisfaction of a market price condition, such that the price of our common stock reaches a specified threshold; the satisfaction of a trading price condition, such that the trading price of the notes falls below a specified level; the redemption of the notes by us, in which event holders will have the option to convert their notes prior to redemption; the occurrence of specified corporate transactions, as defined in the related indenture; and the occurrence of a fundamental change, as defined in the related indenture. The initial conversion price is equivalent to a conversion rate of approximately 22.6948 shares per $1,000 of principal amount of the notes.  We will adjust the conversion price if certain events occur, as specified in the related indenture, such as the issuance of our common stock as a dividend or distribution or the occurrence of a stock subdivision or combination. In addition, contingent interest is required to be paid to holders if certain conditions are met. If a fundamental change, such as a change in our control, as defined in the related indenture, occurs on or before January 1, 2009, we may also be required to purchase the notes for cash and pay an additional make whole premium payable in our common stock upon the repurchase or conversion of the notes in connection with the fundamental change. Holders of the notes have the right to require us to repurchase their notes prior to maturity on January 1, 2009, 2014 and 2019. We have the right to redeem the notes, under certain circumstances, on or after July 1, 2007 and prior to January 1, 2009, and we may redeem the notes at anytime on or after January 1, 2009.

A portion of the net proceeds of the offering was used to repay our senior secured revolving credit facility with Harris Trust and Savings Bank.  The balance will be used for general corporate purposes, including working capital, capital expenditures, potential future acquisitions, investments, and the potential repurchase of shares of our common stock.

7. SUBSEQUENT EVENT

The initial purchasers of our convertible senior notes due January 1, 2024 exercised in full their option to purchase up to an additional $20 million in aggregate principal amount of the notes on June 30, 2004, which purchase transaction closed on July 6, 2004.

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

Overview

We are a provider of comprehensive electronic commerce outsourcing solutions. We were incorporated in February 1994 and commenced offering products for sale through our clients’ Web stores in August 1996. From inception through August 1996, we had no sales, and our activities related primarily to the development of our proprietary technology platform, known as CNS. In 1996, we began to focus our business development efforts on the software industry, building our inventory of software products through contracts with software publishers. In 1997, we began to develop software distribution relationships through contracts with online retailers. As of June 30, 2004, we had more than 23,000 software publisher clients and online channel partners. In late 1998, we began to offer our comprehensive electronic commerce outsourcing services in the form of a transaction fee-based e-commerce service to clients outside of the software industry. As of June 30, 2004, we were providing electronic commerce services such as Web commerce development and hosting, transaction processing, fraud screening, digital delivery, integration to physical fulfillment, merchandising services, analytical marketing and customer service to over 140 physical goods clients, as well as operating nearly 12,000 small business physical goods sites.

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

We have approximately eight years of operating history upon which investors may evaluate our business and prospects. Until 2003, we incurred significant operating losses, and as of June 30, 2004, we had an accumulated deficit of $72.1 million. We intend to expend financial and management resources on the development of additional services, sales and marketing, technology and operations to support larger-scale operations and greater service offerings. Although we expect to generate positive cash flow from operations in 2004, there can be no assurance that our revenue will increase or even continue at its current level or that we will maintain profitability or generate cash from operations in future periods.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of Revenue:
Direct cost of services	4.1	4.1	3.1	4.0
Network and infrastructure	10.1	12.6	10.2	12.3
Gross Margin	85.8	83.3	86.7	83.7
Operating Expenses:
Sales and marketing	32.7	39.4	34.3	38.5
Product research and development	10.5	11.4	9.8	10.5
General and administrative	11.0	8.7	10.0	9.0
Depreciation and amortization	5.3	7.3	5.2	6.8
Amortization of acquisition related costs	6.5	5.4	5.8	5.2
Total operating expenses	66.0	72.2	65.1	70.0
Income from operations	19.8	11.1	21.6	13.7
Other income/(expense), net	(0.4)	1.1	—	0.6
Net income	19.4%	12.2%	21.6%	14.3%

REVENUE. Revenue increased to $34.9 million for the three months ended June 30, 2004 from $22.8 million for the same period in the prior year, an increase of $12.1 million or 53.2%.  For the six months ended June 30, 2004 revenue totaled $66.7 million, an increase of $19.4 million or 40.9% from revenue of $47.4 million recorded in the same period of the prior year.  The increase was primarily attributable to higher online activity across our client base, growth in the number of software publishers and online retailer clients, increased international sites, and accretive acquisitions.

International sales represented approximately 31% and 24% of total revenue in the three-month periods ended June 30, 2004 and 2003, respectively, and approximately 29% and 23% of total revenue for the six month period ended June 30, 2004 and 2003, respectively.  We expect that this percentage will continue to increase.

GROSS MARGIN. Cost of revenue, which consists of direct cost of services and network and infrastructure costs (both shown in this paragraph and table above exclusive of depreciation and amortization expense), increased to $5.0 million and $8.9 million, respectively, for the three and six months ended June 30, 2004 from $3.8 million and $7.7 million for the same periods in the prior year.  The gross profit margin increased in the three months ended June 30, 2004 to 85.8% from 83.3% for the same period in the prior year, but decreased 191 basis points sequentially from the first quarter of 2004’s profit margin of 87.7%.  The higher margin in the first quarter was driven by the network and infrastructure leverage we experienced during the higher virus and seasonal activity.  For the six months ended June 30, 2004 gross profit margin increased to 86.7% from 83.8% for the same period in the prior year.  The increase in gross margin was primarily due to leveraging our infrastructure over significantly more revenue and clients.  We believe that electronic commerce and related services are becoming more competitive.  Accordingly, we may have to reduce our pricing or alter our pricing structure and policies in the future and any such change could reduce our gross margins.

SALES AND MARKETING. Sales and marketing expense consists primarily of personnel and related expenses, advertising and promotional expenses, credit card chargebacks and bad debt expense, and credit card transaction fees.

Sales and marketing expense increased to $11.4 million and $22.9 million, respectively, for the three and six months ended June 30, 2004 from $9.0 million and $18.3 million for the same periods in the prior year, an increase of $2.4 million or 27.1% and $4.6 million or 25.3%, respectively.  The increase primarily resulted from credit card fees and chargeback costs directly associated with the increase in revenue and additional sales and marketing personnel and related expenses.  As a percentage of revenue, sales and marketing expense were 32.7% and 34.3%, respectively, in the three and six months ended June 30, 2004, compared to 39.4% and 38.5%, respectively, for the same periods in the prior year, primarily reflecting our increased revenue.  We expect sales and marketing expenses to increase in absolute terms and decline as a percentage of revenue over time.

PRODUCT RESEARCH AND DEVELOPMENT.  Product research and development expense consists primarily of personnel and related expenses and consulting costs associated with developing and enhancing our CNS platform and related internal systems.  Product research and development expense increased to $3.6 million and $6.6 million, respectively, for the three and six months ended June 30, 2004 from $2.6 million and $5.0 million for the same periods in the prior year, an increase of $1.0 million or 40.5%, and $1.6 million or 31.9%, respectively.   The increase was primarily driven by increases in personnel-related expenses, partially offset by reductions in outside consulting fees.  During the second quarter of 2004, we expanded and redeployed our R&D team to advance our new self-service, remote-control technology, as well as the international and e-marketing capabilities on our next-generation e-commerce platform.  In accordance with GAAP, we capitalized approximately $0.9 million of software development costs related to these efforts.  As a percentage of revenue, product research and development expense was 10.5% and 9.8% in the three and six months ended June 30, 2004, compared to 11.4% and 10.5%, respectively, for the same periods in the prior year.  We expect product research and development costs to increase in absolute dollars and range between 9 and 11 percent of revenue on a quarterly basis.

GENERAL AND ADMINISTRATIVE. General and administrative expense consists primarily of executive, accounting and administrative personnel and related expenses, including professional fees and investor relations expenses.  General and administrative expenses increased to $3.9 million and $6.7 million, respectively, for the three and six months ended June 30, 2004 from $2.0 million and $4.3 million for the same periods in the prior year, an increase of $1.9 million or 94.9%, and $2.4 million or 56.8%, respectively.  The increase resulted primarily from professional and legal fees and audit and tax services associated with compliance with the Sarbanes-Oxley Act and related rules and regulations, foreign governance compliance, and ongoing litigation expenses.  As a percentage of revenue, general and administrative expense was 11.0% and 10.0% for the three and six months ended June 30, 2004, compared to 8.7% and 9.0%, respectively,  for the same periods in the prior year.  We expect general and administrative expense will increase in absolute dollars over time as we continue to build infrastructure to support our business and comply with new governmental regulations.  As a percentage of revenue, general and administrative expense is expected  to decline over time.

AMORTIZATION OF ACQUISITION-RELATED COSTS. Amortization of acquisition related costs consists of amortization of other intangible assets recorded from our acquisitions over the last three years.  Amortization of intangible assets was $2.3 million and $3.8 million, respectively, for the three and six months ended June 30, 2004 compared to $1.2 million and $2.5 million for the same periods in the prior year.  The increase was due to additional amortizable assets acquired throughout 2003 and the second quarter of 2004.

OTHER INCOME/(EXPENSE), NET.  Other income/(expense), net consists of interest income on our cash and cash equivalents and short-term investments, interest expense on debt financing obligations, currency gain or loss from remeasured foreign transactions or assets from their native currency to U.S. dollars, as well as gain or loss on the sale of investments.

INCOME TAXES.  We paid no income taxes in any reported period due to utilization of net operating losses and recognized no income tax expense because we have fully reserved for deferred tax assets related to the net operating losses.  We had net operating loss carryforwards of approximately $94.7 million as of June 30, 2004. Included in this amount is approximately $63.1 million of deductions resulting from disqualifying dispositions of stock options. When these deductions relating to disqualifying dispositions are realized for financial statement purposes they will not result in a reduction in income tax expense, rather the benefit will be recorded as additional paid-in-capital. These income tax net operating loss carryforwards expire beginning in the year 2009. Deductions from disqualifying dispositions of stock options are included in net operating loss carryforwards with a corresponding valuation allowance.  Because of the uncertainty of future realization, a valuation allowance equal to the deferred tax asset has been recorded.

Liquidity and Capital Resources

As of June 30, 2004, we had $176.2 million of cash and cash equivalents, $29.2 million of short-term investments and working capital of approximately $146.4 million. Our primary source of internal liquidity is our operating activities.  During the six months ended June 30, 2004, our operations generated $25.0 million of cash compared to $17.5 million for the same period of the prior year.  The improvement was mainly due to an increase in net income and an increase in accounts payable, offset by an increase in accounts receivable and a decrease in non-acquisition related accrued liabilities.  Net cash used in investing activities during the six months ended June 30, 2004 totaled $128.3 million.  This was comprised of net investments in acquisitions of  $124.7 million, investments in equipment of $4.4 million offset by the net sale of investments of $0.8 million.  On April 19, 2004, we announced a definitive agreement to acquire element 5 AG, a privately held company based in Germany.  Under the terms of the agreement, we paid $120 million in cash to acquire all of the outstanding shares of capital stock of element 5.  On June 1, 2004, we announced that we acquired substantially all of the assets and assumed certain liabilities of Fireclick, Inc.  Under the terms of the agreement, we paid $7.5 million in cash.  Net cash provided by financing activities during the six months ended June 30, 2004 totaled $177.6 million.  This was comprised of $169.2 million from the sale of convertible senior notes and $8.4 million from the sale of stock through the exercise of stock options and purchases through the employee stock purchase plan.

Our principal commitments consist of interest and principal on our convertible senior notes and long-term obligations outstanding under operating leases.  Although we have no material commitments for capital expenditures, we anticipate continued capital expenditures consistent with our anticipated growth in operations, infrastructure, and personnel as well as those which may arise in connection with our integration of element 5 and Fireclick, Inc.    We further anticipate that our expenditures on product development will be consistent with our anticipated growth in operations as well as any requirements which may arise in connection with our integration of element 5 and Fireclick, Inc.  We also anticipate that we will continue to experience growth in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources.

Contractual  Commitments

	Payment due by period (in thousands)
Contractual Obligations	Total Amount Committed	Jul-Dec 2004	2005-2006	2007-2008	2009 and Thereafter
Operating Lease Obligations	$5,923	$1,008	$2,720	$1,322	$873
Convertible Senior Notes	$242,714	$1,401	$4,875	$4,875	$231,563
Total	$248,637	$2,409	$7,595	$6,197	$232,436

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

On April 16, 2004, in connection with our acquisition of element 5, we established a $45 million secured revolving credit facility with Harris Trust and Savings Bank.  This facility was repaid in full and terminated in connection with the sale and issuance of our convertible senior notes on June 1, 2004.

On June 1, 2004 we sold and issued $175 million in aggregate principal amount of convertible senior notes due January 1, 2024, in a private, unregistered offering. The notes were sold at 100 percent of their principal amount.  The initial purchasers exercised in full their option to purchase up to an additional $20 million in aggregate principal amount of the Notes on June 30, 2004, which purchase transaction closed on July 6, 2004.

We are required to pay interest on January 1 and July 1 of each year beginning January 1, 2005.  The notes bear interest at a rate of 1.25 percent and, if specified conditions are met, are convertible into Digital River common stock at a conversion price of $44.063 per share.  The conversion price is subject to adjustments in certain circumstances. These conditions include the satisfaction of a market price condition, such that the price of our common stock reaches a specified threshold; the satisfaction of a trading price condition, such that the trading price of the notes falls below a specified level; the redemption of the notes by us, in which event holders will have the option to convert their notes prior to redemption; the occurrence of specified corporate transactions, as defined in the related indenture; and the occurrence of a fundamental change, as defined in the related indenture.  The initial conversion price is equivalent to a conversion rate of approximately 22.6948 shares per $1,000 of principal amount of the notes.  We will adjust the conversion price if certain events occur, as specified in the related indenture, such as the issuance of our common stock as a dividend or distribution or the occurrence of a stock subdivision or combination. In addition, contingent interest is required to be paid to holders if certain conditions are met. If a fundamental change, such as a change in our control, as defined in the related indenture, occurs on or before January 1, 2009, we may also be required to purchase the notes for cash and pay an additional make whole premium payable in our common stock upon the repurchase or conversion of the notes in connection with the fundamental change. Holders of the notes have the right to require us to repurchase their notes prior to maturity on January 1, 2009, 2014 and 2019. We have the right to redeem the notes, under certain circumstances, on or after July 1, 2007 and prior to January 1, 2009, and we may redeem the notes at anytime on or after January 1, 2009.

A portion of the net proceeds of the offering was used to repay our senior secured revolving credit facility with Harris Trust and Savings Bank.  The balance will be used for general corporate purposes, including working capital, capital expenditures, potential future acquisitions, investments, and the potential repurchase of shares of our common stock.

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

Item 3.  Qualitative and Quantitative Disclosure About Market Risk

 Interest Rate Risk

We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including government obligations and money market funds. Investments are classified as available for sale securities and carried at their market value with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive income/(loss) within stockholders’ equity.  As of June 30, 2004, all securities held had maturities of less than two years.  A sharp rise in interest rates could have an adverse impact on the market value of certain securities in our portfolio.  We do not currently hedge our interest rate exposure and do not enter into financial instruments for trading or speculative purposes or utilize derivative financial instruments.

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

Item 4.  Controls and Procedures

(a)           Based on their evaluation of our disclosure controls and procedures conducted as of June 30, 2004, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) are effective.

(b)           This evaluation did not identify any change in our internal controls over financial reporting that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

During the summer of 2003, we, along with a substantial majority of Issuers, indirectly participated in discussions with the plaintiffs and the Issuers’ respective insurers regarding a tentative settlement of the IPO Lawsuits. The terms of the tentative settlement would provide for, among other things, a release of the Issuers and their officers and directors from all further liability resulting from plaintiffs’ claims, and the assignment to plaintiffs of certain potential claims that the Issuers may have against their IPO underwriters. The tentative settlement also provides that, in the event that plaintiffs ultimately recover less than a guaranteed sum of $1 billion from the IPO underwriters, plaintiffs would be entitled to payment by each participating Issuer’s insurer of a pro rata share of any shortfall in the plaintiffs’ guaranteed recovery.  In June 2003, pursuant to the authorization of a special litigation committee of our board of directors, we entered into a non-binding memorandum of understanding reflecting the settlement terms described above. In September 2003, in connection with the possible settlement, our officers and directors who had entered tolling agreements with plaintiffs (described above) agreed to extend those agreements so that they would not expire prior to any settlement being finalized. In June 2004, we executed a final settlement agreement with the plaintiffs consistent with the terms of the memorandum of understanding.  The settlement is still subject to a number of conditions, including action by the Court certifying a class action for settlement purposes and formally approving the settlement.  The underwriters have opposed both the certification of the class and the judicial approval of the settlement.  Pending definitive settlement, we continue to believe that the claims against us, our officers and directors are without merit and intend to defend against them vigorously.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In April 2001, the Board of Directors authorized a share repurchase program of up to $5.0 million of our outstanding shares of common stock. Repurchases are at our discretion based on ongoing assessments of the capital needs of the business and the market price of our shares. No time limit was set for the completion of the repurchase program.  In 2001, we expended $267,000 to repurchase our shares. During the year ended December 31, 2003 and the six months ended June 30, 2004, no shares were repurchased under the repurchase program.

On June 1, 2004 we sold and issued $175 million in aggregate principal amount of convertible senior notes due January 1, 2024, in a private, unregistered offering. The initial purchasers of the notes were Credit Suisse First Boston, Harris Nesbitt and RBC Capital Markets. The sale of the notes to the initial purchasers was exempt from registration under the Securities Act of 1933, as amended, under Section 4(2) thereof, as a transaction not involving a public offering. The notes were reoffered in the United States to qualified institutional buyers in reliance on Rule 144A under the Securities Act.  The notes were sold at 100 percent of their principal amount.  The initial purchasers exercised in full their option to purchase up to an additional $20 million in aggregate principal amount of the Notes on June 30, 2004, which purchase transaction closed on July 6, 2004.  We received aggregate net proceeds of approximately $188 million from this offering.

We are required to pay interest on January 1 and July 1 of each year beginning January 1, 2005.  The notes bear interest at a rate of 1.25 percent and, if specified conditions are met, are convertible into Digital River common stock at a conversion price of $44.063 per share.  The conversion price is subject to adjustments in certain circumstances. These conditions include the satisfaction of a market price condition, such that the price of our common stock reaches a specified threshold; the satisfaction of a trading price condition, such that the trading price of the notes falls below a specified level; the redemption of the notes by us, in which event holders will have the option to convert their notes prior to redemption; the occurrence of specified corporate transactions, as defined in the related indenture; and the occurrence of a fundamental change, as defined in the related indenture.  The initial conversion price is equivalent to a conversion rate of approximately 22.6948 shares per $1,000 of principal amount of the notes.  We will adjust the conversion price if certain events occur, as specified in the related indenture, such as the issuance of our common stock as a dividend or distribution or the occurrence of a stock subdivision or combination. In addition, contingent interest is required to be paid to holders if certain conditions are met. If a fundamental change, such as a change in our control, as defined in the related indenture, occurs on or before January 1, 2009, we may also be required to purchase the notes for cash and pay an additional make whole premium payable in our common stock upon the repurchase or conversion of the notes in connection with the fundamental change. Holders of the notes have the right to require us to repurchase their notes prior to maturity on January 1, 2009, 2014 and 2019. We have the right to redeem the notes, under certain circumstances, on or after July 1, 2007 and prior to January 1, 2009, and we may redeem the notes at anytime on or after January 1, 2009.

Item 4.  Submission of matters to a vote of security holders

Our annual meeting of stockholders was held on  May  24, 2004 (the “Annual Meeting”).  The following matters were considered and voted upon at the Annual Meeting:

The first matter was the election of three director nominees, Joel A. Ronning, Perry W. Steiner and J. Paul Thorin, as directors to serve until the 2007 annual meeting of the stockholders.  The votes cast for and withheld for such nominees were as follows:

Name	For	Withhold

Joel A. Ronning	27,588,327	1,445,629

Perry W. Steiner	17,955,960	11,077,996

J. Paul Thorin	27,487,095	1,546,861

The second matter was to approve an amendment and restatement of our 1998 Stock Option Plan (the “1998 Plan”) that would give us the flexibility to grant stock appreciation rights, restricted stock units, stock purchase rights and stock bonuses, in addition to incentive and non-statutory stock options, to our directors, officers, employees and consultants and certain other eligible recipients, and would extend the term of the 1998 Plan from June 2008 to March 2014.  There were 5,751,774 votes cast for the approval, and there were 14,659,148 votes cast against the approval.  There were 168,957 abstentions and 8,454,077 broker non-votes.

The third matter was to approve an amendment and restatement of our 1999 Stock Option Plan (the “1999 Plan”) that would give us the flexibility to grant incentive stock options, stock appreciation rights, restricted stock units, stock purchase rights and stock bonuses, in addition to non-statutory stock options, to our directors, officers, employees and consultants and certain other eligible recipients, and would fix the term of the 1999 Plan from unspecified to March 2014.  There were 5,641,607 votes cast for the approval, and there were 14,763,522 votes cast against the approval.  There were 174,750 abstentions and 8,454,077 broker non-votes.

The fourth matter was to ratify the Audit Committee of the Board of  Director’s selection of Ernst & Young LLP as independent auditors of our financial statements for our fiscal year ending December 31, 2004.  There were 28,564,118 votes cast for approval, and there were 453,186 cast against the approval.  There were 16,652 abstentions and no broker non-votes.

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

3.1	(1)	Amended and Restated Certificate of Incorporation, as amended, as currently in effect.
3.2	(2)	Amended and Restated Bylaws, as currently in effect.
4.1	(3)	Specimen of Common Stock Certificate.
4.2	(5)	Indenture dated as of June 1, 2004 between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the Note.
10.15	(4)	Line of Credit Agreement, dated April 16, 2004, between Digital River, Inc. and Harris Trust and Savings Bank.
10.16	(4)	Security Agreement Re: Receivables, dated April 16, 2004, between Digital River, Inc. and Harris Trust and Savings Bank.
10.17	(4)	First Amendment to Line of Credit Agreement and Promissory Note, dated April 30, 2004, between Digital River, Inc. and Harris Trust and Savings Bank.
10.18	(4)	First Amendment to Security Agreement Re: Receivables, dated April 30, 2004, between Digital River, Inc. and Harris Trust and Savings Bank.
10.19	(5)	Registration Rights Agreement dated as of June 1, 2004 between Digital River, Inc. and the initial purchasers of Senior Convertible Notes due January 1, 2024.
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as Exhibits 3.1 and 3.3 to our Registration Statement on Form S-3, File No. 333-81626, filed on January 29, 2002, declared effective on February 12, 2002, and incorporated herein by reference.
(2)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001, and incorporated herein by reference.
(3)	Filed as an exhibit to our Registration Statement on Form S-1, File No. 333-56787, declared effective on August 11, 1998, and incorporated herein by reference.
(4)	Filed as an exhibit to our Current Report on Form 8-K, filed on May 4, 2004, and incorporated herein by reference.
(5)	Filed as an exhibit to our Current Report on Form 8-K, filed on July 13, 2004, and incorporated herein by reference.

(b) Reports on Form 8-K.

On April 19, 2004, we furnished a current report on Form 8-K announcing under Item 12 the financial results for the quarter ended March 31, 2004.

On April 22, 2004, we furnished a current report on Form 8-K announcing under Item 12 the financial results for the quarter ended March 31, 2004.

On May 4, 2004, we filed a current report on Form 8-K announcing under Item 2 and Item 7 the acquisition of element 5 AG and a line of credit agreement with Harris Trust and Savings Bank.

On May 24, 2004, we filed an amended current report on Form 8-K/A providing under Item 7 the financial results for element 5 AG for the years ended 2002 and 2003 and quarter ended March 31, 2004 along with pro forma financial results for Digital River, Inc. and element 5 AG.

On May 26, 2004, we filed a current report on Form 8-K announcing under Item 5 our intention to sell $175 million of Convertible Senior Notes due 2024 in a private unregistered offering.

On May 26, 2004, we filed a current report on Form 8-K announcing under Item 5 our entrance into a definitive  agreement for the sale of $175 million of Convertible Senior Notes due 2024 in a private unregistered offering.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 6, 2004	DIGITAL RIVER, INC.

	By:	/s/ CARTER D. HICKS

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

3.1	(1)	Amended and Restated Certificate of Incorporation, as amended, as currently in effect.
3.2	(2)	Amended and Restated Bylaws, as currently in effect.
4.1	(3)	Specimen of Common Stock Certificate.
4.2	(5)	Indenture dated as of June 1, 2004 between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the Note.
10.15	(4)	Line of Credit Agreement, dated April 16, 2004, between Digital River, Inc. and Harris Trust and Savings Bank.
10.16	(4)	Security Agreement Re: Receivables, dated April 16, 2004, between Digital River, Inc. and Harris Trust and Savings Bank.
10.17	(4)	First Amendment to Line of Credit Agreement and Promissory Note, dated April 30, 2004, between Digital River, Inc. and Harris Trust and Savings Bank.
10.18	(4)	First Amendment to Security Agreement Re: Receivables, dated April 30, 2004, between Digital River, Inc. and Harris Trust and Savings Bank.
10.19	(5)	Registration Rights Agreement dated as of June 1, 2004 between Digital River, Inc. and the initial purchasers of Senior Convertible Notes due January 1, 2024.
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as Exhibits 3.1 and 3.3 to our Registration Statement on Form S-3, File No. 333-81626, filed on January 29, 2002, declared effective on February 12, 2002, and incorporated herein by reference.
(2)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001, and incorporated herein by reference.
(3)	Filed as an exhibit to our Registration Statement on Form S-1, File No. 333-56787, declared effective on August 11, 1998, and incorporated herein by reference.
(4)	Filed as an exhibit to our Current Report on Form 8-K, filed on May 4, 2004, and incorporated herein by reference.
(5)	Filed as an exhibit to our Current Report on Form 8-K, filed on July 13, 2004, and incorporated herein by reference.