Form 10-Q
period 2004-09-30
DIGITAL RIVER INC /DE
filed 2004-11-09
CIK 1062530

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

COMMON STOCK, $0.01 PAR VALUE	33,005,616 SHARES
(Class)	Outstanding as of October 29, 2004

DIGITAL RIVER, INC.

Form 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

DIGITAL RIVER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$191,378	$101,878
Short-term investments	66,134	30,044
Accounts receivable, net of allowance of $679 and $319	15,348	9,306
Prepaid expenses and other	2,234	1,589
Total current assets	275,094	142,817

PROPERTY AND EQUIPMENT:
Property and equipment	42,053	32,433
Less accumulated depreciation	(25,275)	(17,799)
Net property and equipment	16,778	14,634
GOODWILL	140,908	23,921
INTANGIBLE ASSETS, net of accumulated amortization of $26,255 and $19,976	17,663	8,172
OTHER ASSETS	6,427	114
	$456,870	$189,658
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$74,836	$41,814
Accrued payroll	3,811	2,825
Deferred revenue	3,854	3,572
Other accrued liabilities	13,978	9,595
Total current liabilities	96,479	57,806

NON-CURRENT LIABILITIES:
Convertible senior notes	195,000	—
Total non-current liabilities	195,000	—

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $.01 par value; 60,000,000 shares authorized; 32,548,486 and 31,497,719 shares issued and outstanding	325	315
Additional paid-in capital	228,979	217,981
Accumulated deficit	(63,992)	(86,488)
Accumulated other comprehensive income	79	44
Total stockholders’ equity	165,391	131,852
	$456,870	$189,658

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

REVENUE	$39,439	$26,748	$106,171	$74,112
COST OF REVENUE:
Direct cost of services	1,621	861	3,688	2,742
Network and infrastructure	4,253	3,286	11,059	9,089
GROSS MARGIN	33,565	22,601	91,424	62,281

OPERATING EXPENSES:
Sales and Marketing	13,338	9,895	36,213	28,145
Product Research and Development	3,732	2,447	10,301	7,429
General and administrative	4,045	2,472	10,738	6,741
Depreciation and amortization	2,207	1,899	5,677	5,139
Amortization of acquisition related costs	2,434	1,411	6,280	3,878

Total operating expenses	25,756	18,124	69,209	51,332

INCOME FROM OPERATIONS	7,809	4,477	22,215	10,949
OTHER INCOME/(EXPENSE), NET	317	264	281	581
NET INCOME	$8,126	$4,741	$22,496	$11,530

NET INCOME PER SHARE:
BASIC	$0.25	$0.16	$0.70	$0.40
DILUTED	$0.23	$0.14	$0.63	$0.36

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	32,459	30,392	32,049	28,742
DILUTED	35,807	34,608	35,614	32,279

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Nine Months Ended September 30,
	2004	2003
OPERATING ACTIVITES:
Net income	$22,496	$11,530
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of acquisition related costs	6,280	3,878
Change in accounts receivable allowance	360	1,516
Depreciation and amortization	5,634	5,139
Change in operating assets and liabilities:
Accounts receivable	(2,685)	1,969
Prepaid and other assets	246	(57)
Accounts payable	23,134	8,947
Deferred revenue	(164)	1,006
Accrued payroll and other accrued liabilities	2,506	4,290
Net cash provided by operating activities	57,807	38,218

INVESTING ACTIVITIES:
Purchases of investments	(95,389)	(15,000)
Sales of investments	59,328	—
Cash paid for acquisitions, net of cash received	(125,856)	(3,873)
Purchases of equipment	(6,125)	(4,675)
Net cash used in investing activities	(168,042)	(23,548)

FINANCING ACTIVITIES:
Principal amount on line of credit	45,000	—
Repayment of principal on line of credit	(45,000)	—
Net proceeds on issuance of 1.25% convertible senior notes due 1/1/2024	188,398	—
Proceeds from sales of common stock	—	43,380
Exercise of stock options and warrants	10,104	9,298
Sales of common stock under employee stock purchase plan	904	800
Net cash provided by financing activities	199,406	53,478
EFFECT OF EXCHANGE RATE CHANGES ON CASH	329	—
NET INCREASE IN CASH AND CASH EQUIVALENTS	89,500	68,148
CASH AND CASH EQUIVALENTS, beginning of period	101,878	40,801
CASH AND CASH EQUIVALENTS, end of period	$191,378	$108,949
NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in acquisitions and earn-outs	$—	$1,025

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein reflect all adjustments,  including normal recurring adjustments, which in our opinion are necessary to fairly state our consolidated financial position, results of operations and cash flows for the periods presented.  These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2004.  The December 31, 2003 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

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

Research and Development and Software Development

Research and development expenses consist primarily of development personnel and external contractor costs related to the development of new products and services, enhancement of existing products and services, quality assurance and testing.  We follow AICPA Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” in accounting for internally developed software.  Prior to the second quarter of 2004, capitalized software development costs were immaterial.  During the second quarter of 2004, we expanded and redeployed our R&D team to advance our new self-service, remote-control technology, as well as develop the international and e-marketing capabilities on our next-generation e-commerce platform and, consistent with SOP 98-1, we have capitalized approximately $1.6 million of software development costs related to those efforts.  These capitalized costs are included in purchases of equipment within investing activities on our Condensed Consolidated Statement of Cash Flows.

2. NET INCOME PER SHARE

The table below sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Numerator:
Net income	$8,126	$4,741	$22,496	$11,530

Denominator:
Basic — weighted average shares outstanding	32,459	30,392	32,049	28,742
Effect of dilutive securities:
Employee stock options and warrants	3,348	4,216	3,565	3,537
Diluted — weighted average shares outstanding	35,807	34,608	35,614	32,279

Basic — net income per share	$0.25	$0.16	$0.70	$0.40

Diluted — net income per share	$0.23	$0.14	$0.63	$0.36

DIGITAL RIVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In the periods presented, we did not include the potentially dilutive effect of the assumed conversion of the $195 million in principal of our 1.25% convertible senior notes in the computation of dilutive earnings per share for the three and nine month periods ended September 30, 2004, because the conditions for conversion had not been met. The notes are contingently convertible into approximately 4.4 million shares of common stock at an initial conversion price of $44.063 per share.

Subsequent to our issuance of 1.25% convertible senior notes on June 1, 2004, the Emerging Issues Task Force (EITF), Issue No. 04-08, proposed that the unissued shares underlying contingent convertible notes be treated as if such shares were issued and outstanding for the purposes of calculating GAAP earnings per share.  On October 13, 2004, the Financial Accounting Standards Board (FASB) ratified this new accounting treatment for periods ending after December 15, 2004.  Consequently, we will reflect the dilutive effect of our 1.25% convertible senior notes on earnings per share in the fourth quarter of 2004.

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

Information regarding our other intangible assets is as follows (in thousands):

	As of September 30, 2004
	Carrying Amount Gross	Accumulated Amortization	Net

Customer relationships	$16,488	$14,064	$2,424
Non-compete agreements	4,100	3,439	661
Technology/tradename	23,330	8,752	14,578
Total	$43,918	$26,255	$17,663

	As of December 31, 2003
	Carrying Amount Gross	Accumulated Amortization	Net
Customer relationships	$16,488	$11,405	$5,083
Non-compete agreements	3,850	2,992	858
Technology/tradename	7,810	5,579	2,231
Total	$28,148	$19,976	$8,172

Amortization expense for the three months ended September 30, 2004 and 2003 was $2.4 million and $1.4 million, respectively and $6.3 million and $3.9 million for the nine months ended September 30, 2004 and 2003, respectively.  Estimated amortization expense for the remaining life of the intangible assets, based on intangible assets as of September 30, 2004, is as follows (in thousands):

Year
2004	$2,251
2005	7,421
2006	6,339
2007	1,652
Total	$17,663

DIGITAL RIVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.  STOCK BASED COMPENSATION

At September 30, 2004, we had two stock-based employee compensation plans, which are described more fully in Note 7 of our 2003 Annual Report.  We account for these plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

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

The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provision of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$8,126	$4,741	$22,496	$11,530
Deduct: Total stock-based compensation determined under fair value based method for all awards	(6,369)	(3,335)	(19,909)	(9,040)
Adjusted net income fair value method for all stock-based awards	$1,757	$1,406	$2,587	$2,490

Basic income per share – as reported	$0.25	$0.16	$0.70	$0.40

Diluted income per share – as reported	$0.23	$0.14	$0.63	$0.36

Basic income per share – SFAS No. 123 adjusted	$0.05	$0.05	$0.08	$0.09

Diluted income per share – SFAS No. 123 adjusted	$0.05	$0.04	$0.07	$0.08

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Nine Months Ended September 30,
	2004	2003
Risk-free interest rate	4%	3%
Expected life (years)	1-3	5
Volatility factor	1.3	1.4
Expected dividends	—	—

DIGITAL RIVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. ACQUISITIONS AND EARN-OUT ARRANGEMENTS

In April 2004 we acquired element 5 AG, a privately held company based in Germany.  Under the terms of the acquisition, we paid $120 million in cash to acquire all of the outstanding shares of capital stock of element 5.  We also may pay up to an additional $2.5 million in cash based on element 5’s operating performance over the first 24 months subsequent to the acquisition.  Such earn-out amounts, if paid, will be recorded as goodwill as they are considered incremental to the purchase price.

The purchase price of $120 million has been preliminarily allocated to $1.1 million of tangible net assets acquired, with the remaining portion, including transaction costs incurred, to be allocated between goodwill and certain separable intangible assets. The allocation of the excess purchase price, over the fair value of the assets acquired and liabilities assumed, to goodwill is based upon a preliminary analysis. Upon completion of a final purchase price allocation, an additional portion of the excess purchase price may be allocated to certain intangibles that are separable from goodwill or arise from contractual or legal rights.

In the second quarter of 2004, in connection with our acquisition of element 5, we began implementation of a plan intended to eliminate duplication of resources within the consolidated company.  The plan includes the elimination of customer service positions at element 5’s Greenburg, Pennsylvania customer service center and the termination of the Greenburg facility lease by the end of the third quarter of 2004.  As of September 30, 2004, we had included $1.0 million as part of the acquisition cost of element 5 related to this plan.  The following table provides detail on the activity and our remaining accrual balance by category as of September 30, 2004 (in thousands):

	Accrual June 30, 2004	Net Additions	Charges	Accrual September 30, 2004
Employee severance costs	$700	$0	$(400)	$300
Facilities consolidation	200	100	(200)	100
Total	$900	$100	$(600)	$400

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

During the nine months ended September 30, 2003, we acquired certain assets and liabilities of Metatec International, Inc., Hartsell Holdings, Inc., d/b/a/ Infocon America Corporation, and The Registration Network, also known as Reg.Net.

The Condensed Consolidated Financial Statements include the operating results of each business from the date of acquisition.  The following unaudited pro forma condensed results of operations for the three and nine months ended September 30, 2004 and 2003 have been prepared as if each of the acquisitions from the nine months ended September 30, 2004 and 2003 had occurred on January 1, 2003 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenue	$39,439	$30,851	$114,600	86,213
Income from operations	7,809	2,291	20,319	4,104
Net income	8,126	2,420	20,228	4,279

Basic net income per share	$0.25	$0.08	$0.63	$0.15
Diluted net income per share	$0.23	$0.07	$0.57	$0.13

This financial information does not purport to represent results that would actually have been obtained if the transactions had been completed on January 1, 2003 or any future results that may be realized.

DIGITAL RIVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. LONG-TERM DEBT

On April 16, 2004, in connection with our acquisition of element 5, we established a $45 million secured revolving credit facility with Harris Trust and Savings Bank.  This facility was repaid in full and terminated in connection with the sale and issuance of our 1.25% convertible senior notes on June 1, 2004.

On June 1, 2004 we sold and issued $175 million in aggregate principal amount of 1.25% convertible senior notes due January 1, 2024, in a private, unregistered offering. The notes were sold at 100% of their principal amount.  The initial purchasers exercised in full their option to purchase up to an additional $20 million in aggregate principal amount of the notes on June 30, 2004, which purchase transaction closed on July 6, 2004.

We are required to pay interest on the notes on January 1 and July 1 of each year beginning January 1, 2005.  The notes bear interest at a rate of 1.25% and, if specified conditions are met, are convertible into our common stock at a conversion price of $44.063 per share.  The notes may be surrendered for conversion under certain circumstances, including the satisfaction of a market price condition, such that the price of our common stock reaches a specified threshold; the satisfaction of a trading price condition, such that the trading price of the notes falls below a specified level; the redemption of the notes by us, the occurrence of specified corporate transactions, as defined in the related indenture; and the occurrence of a fundamental change, as defined in the related indenture. The initial conversion price is equivalent to a conversion rate of approximately 22.6948 shares per $1,000 of principal amount of the notes.  We will adjust the conversion price if certain events occur, as specified in the related indenture, such as the issuance of our common stock as a dividend or distribution or the occurrence of a stock subdivision or combination. In addition, contingent interest is required to be paid to holders if certain conditions are met. If a fundamental change, such as a change in our control, as defined in the related indenture, occurs on or before January 1, 2009, we may also be required to purchase the notes for cash and pay an additional make whole premium payable in our common stock upon the repurchase or conversion of the notes in connection with the fundamental change. Holders of the notes have the right to require us to repurchase their notes prior to maturity on January 1, 2009, 2014 and 2019. We have the right to redeem the notes, under certain circumstances, on or after July 1, 2007 and prior to January 1, 2009, and we may redeem the notes at anytime on or after January 1, 2009.

A portion of the net proceeds of the offering was used to repay our senior secured revolving credit facility with Harris Trust and Savings Bank.  The balance will be used for general corporate purposes, including working capital, capital expenditures, potential future acquisitions, investments, and the potential repurchase of shares of our common stock.

7. SUBSEQUENT EVENT

On November 1, 2004, we acquired all of the outstanding stock of BlueHornet Networks, Inc., a leading e-mail marketing technology and service provider.  As consideration for the acquisition, we issued a total of 160,185 shares of our common stock to the BlueHornet shareholders and assumed debt obligations of BlueHornet totaling approximately $676,000.  In addition, the shareholders of BlueHornet may receive additional payments of cash or our common stock, at our discretion, based on BlueHornet’s operating performance over the first 36 months subsequent to the acquisition.

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

Overview

We are a provider of comprehensive electronic commerce outsourcing solutions. We were incorporated in February 1994 and commenced offering products for sale through our clients’ Web stores in August 1996. From inception through August 1996, we had no sales, and our activities related primarily to the development of our proprietary technology platform, known as CNS. In 1996, we began to focus our business development efforts on the software industry, building our inventory of software products through contracts with software publishers. In 1997, we began to develop software distribution relationships through contracts with online retailers. As of September 30, 2004, we had more than 36,000 software publisher clients and online channel partners. In late 1998, we began to offer our comprehensive electronic commerce outsourcing services in the form of a transaction fee-based e-commerce service to clients outside of the software industry. As of September 30, 2004, we were providing electronic commerce services such as Web commerce development and hosting, transaction processing, fraud screening, digital delivery, integration to physical fulfillment, merchandising services, analytical marketing and customer service to over 230 physical goods clients, as well as operating more than 14,000 small business physical goods sites.

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

We have approximately eight years of operating history upon which investors may evaluate our business and prospects. Until 2003, we incurred significant operating losses, and as of September 30, 2004, we had an accumulated deficit of $64.0 million. We intend to expend financial and management resources on the development of additional services, sales and marketing, technology and operations to support larger-scale operations and greater service offerings. Although we expect to generate positive cash flow from operations in 2004, there can be no assurance that our revenue will increase or even continue at its current level or that we will maintain profitability or generate cash from operations in future periods.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of Revenue:
Direct cost of services	4.1	3.2	3.5	3.7
Network and infrastructure	10.8	12.3	10.4	12.3
Gross Margin	85.1	84.5	86.1	84.0
Operating Expenses:
Sales and marketing	33.8	37.0	34.1	38.0
Product research and development	9.5	9.2	9.7	10.0
General and administrative	10.2	9.2	10.1	9.1
Depreciation and amortization	5.6	7.1	5.4	6.9
Amortization of acquisition related costs	6.2	5.3	5.9	5.2
Total operating expenses	65.3	67.8	65.2	69.2
Income from operations	19.8	16.7	20.9	14.8
Other income/(expense), net	0.8	1.0	0.3	0.8
Net income	20.6%	17.7%	21.2%	15.6%

REVENUE. Revenue increased to $39.4 million for the three months ended September 30, 2004 from $26.7 million for the same period in the prior year, an increase of $12.7 million, or 47.4%.  For the nine months ended September 30, 2004 revenue totaled $106.2 million, an increase of $32.1 million, or 43.3%, from revenue of $74.1 million recorded in the same period of the prior year.  The increase was primarily attributable to higher online activity across our client base, growth in the number of software publishers and online retailer clients, increased international sites, and accretive acquisitions.

International sales represented approximately 29% and 24% of total revenue in the three month periods ended September 30, 2004 and 2003, respectively, and approximately 29% and 23% of total revenue for the nine month periods ended September 30, 2004 and 2003, respectively.  We expect that this percentage will continue to increase on a year over year basis.

GROSS MARGIN. Cost of revenue, which consists of direct cost of services and network and infrastructure costs (both shown in this paragraph and table above exclusive of depreciation and amortization expense), increased to $5.9 million and $14.7 million, respectively, for the three and nine months ended September 30, 2004 from $4.1 million and $11.8 million for the same periods in the prior year.  The gross profit margin increased in the three months ended September 30, 2004 to 85.1% from 84.5% for the same period in the prior year, but decreased 69 basis points, a slight sequential decrease from the second quarter of 2004’s profit margin of 85.8%.  For the nine months ended September 30, 2004 gross profit margin increased to 86.1% from 84.0% for the same period in the prior year.  The quarter over quarter and year over year increases in gross margin were primarily due to leveraging our infrastructure over significantly more revenue and clients.  We believe that electronic commerce and related services are becoming more competitive.  Accordingly, we may have to reduce our pricing or alter our pricing structure and policies in the future and any such change could reduce our gross margins.

SALES AND MARKETING. Sales and marketing expense consists primarily of personnel and related expenses, advertising and promotional expenses, credit card chargebacks and bad debt expense, and credit card transaction fees.  Sales and marketing expense increased to $13.3 million and $36.2 million, respectively, for the three and nine months ended September 30, 2004 from $9.9 million and $28.1 million for the same periods in the prior year, an increase of $3.4 million, or 34.8%, and $8.1 million, or 28.7%, respectively.  The increase primarily resulted from credit card fees and chargeback costs directly associated with the increase in revenue and additional sales and marketing personnel and related expenses.  As a percentage of revenue, sales and marketing expense was 33.8% and 34.1%, respectively, in the three and nine months ended September 30, 2004, compared to 37.0% and 38.0%, respectively, for the same periods in the prior year, primarily reflecting our increased revenue.  We expect sales and marketing expenses to increase in absolute terms and decline as a percentage of revenue over time.

PRODUCT RESEARCH AND DEVELOPMENT.  Product research and development expense consists primarily of personnel and related expenses and consulting costs associated with developing and enhancing our CNS platform and related internal systems.  Product research and development expense increased to $3.7 million and $10.3 million, respectively, for the three and nine months ended September 30, 2004 from $2.4 million and $7.4 million for the same periods in the prior year, an increase of $1.3 million, or 52.5%, and $2.9 million, or 38.7%, respectively.   The increase was primarily driven by increases in personnel-related expenses, partially offset by reductions in outside consulting fees.  During the third quarter of 2004, we continued to advance our new self-service, remote-control technology, as well as the international and e-marketing capabilities on our next-generation e-commerce platform.  We capitalized approximately $0.7 million and $1.6 million of software development costs related to these efforts in the three and nine month periods ending September 30, 2004.  As a percentage of revenue, product research and development expense was 9.5% and 9.7% in the three and nine months ended September 30, 2004, compared to 9.2% and 10.0%, respectively, for the same periods in the prior year.  We expect product research and development costs to increase in absolute dollars but decline slightly on a percentage basis as revenues increase.

GENERAL AND ADMINISTRATIVE. General and administrative expense consists primarily of executive, accounting and administrative personnel and related expenses, including professional fees and investor relations expenses.  General and administrative expenses increased to $4.0 million and $10.7 million, respectively, for the three and nine months ended September 30, 2004 from $2.5 million and $6.7 million for the same periods in the prior year, an increase of $1.6 million, or 63.6%, and $4.0 million, or 59.3%, respectively.  The increase resulted primarily from professional and legal fees and audit and tax services associated with compliance with the Sarbanes-Oxley Act and related rules and regulations, foreign governance compliance, and ongoing litigation expenses.  As a percentage of revenue, general and administrative expense was 10.2% and 10.1% for the three and nine months ended September 30, 2004, compared to 9.2% and 9.1%, respectively, for the same periods in the prior year.  We expect general and administrative expense will increase in absolute dollars over time as we continue to build infrastructure to support our business and comply with new governmental regulations.  As a percentage of revenue, general and administrative expense is expected  to decline over time.

AMORTIZATION OF ACQUISITION-RELATED COSTS. Amortization of acquisition related costs consists of amortization of other intangible assets recorded from our acquisitions over the last three years.  Amortization of intangible assets was $2.4 million and $6.3 million, respectively, for the three and nine months ended September 30, 2004 compared to $1.4 million and $3.9 million for the same periods in the prior year.  The increase was due to additional amortizable assets acquired throughout 2003 and the second quarter of 2004.

OTHER INCOME/(EXPENSE), NET.  Other income/(expense), net consists of interest income on our cash and cash equivalents and short-term investments, interest expense on debt financing obligations, currency gain or loss from remeasured foreign transactions or assets from their native currency to their functional currency, as well as gain or loss on the sale of investments.

INCOME TAXES.  We paid no income taxes in any reported period due to utilization of net operating losses and recognized no income tax expense because we have fully reserved for deferred tax assets related to the net operating losses.  We had net operating loss carryforwards of approximately $88.0 million as of September 30, 2004. Included in this amount is approximately $64.5 million of deductions resulting from disqualifying dispositions of stock options. When these deductions relating to disqualifying dispositions are realized for financial statement purposes they will not result in a reduction in income tax expense, rather the benefit will be recorded as additional paid-in-capital. These income tax net operating loss carryforwards expire beginning in the year 2009. Deductions from disqualifying dispositions of stock options are included in net operating loss carryforwards with a corresponding valuation allowance.  Because of the uncertainty of future realization, a valuation allowance equal to the deferred tax asset has been recorded.

Liquidity and Capital Resources

As of September 30, 2004, we had $191.4 million of cash and cash equivalents, $66.1 million of short-term investments and working capital of approximately $178.6 million. Our primary source of internal liquidity is our operating activities.  During the nine months ended September 30, 2004, our operations generated $57.8 million of cash compared to $38.2 million for the same period of the prior year.  The improvement was mainly due to an increase in net income and an increase in accounts payable, offset by an increase in accounts receivable.  Net cash used in investing activities during the nine months ended September 30, 2004 totaled $168.0 million.  This was comprised of net investments in acquisitions of  $125.9 million, net purchases of investments of $36.1 million and investments in equipment of $6.1 million.  In April 2004, we acquired element 5 AG, a privately held company based in Germany.  Under the terms of the acquisition, we paid $120 million in cash to acquire all of the outstanding shares of capital stock of element 5.  On June 1, 2004, we announced that we acquired substantially all of the assets and assumed certain liabilities of Fireclick, Inc.  Under the terms of the agreement, we paid $7.5 million in cash.  Net cash provided by financing activities during the nine months ended September 30, 2004 totaled $199.4 million.  This was comprised of $188.4 million from the sale of our 1.25% convertible senior notes and $11.0 million from the sale of stock through the exercise of stock options and purchases through the employee stock purchase plan.

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

Contractual  Commitments

	Payment due by period (in thousands)
Contractual Obligations	Total Amount Committed	Oct-Dec 2004	2005-2006	2007-2008	2009 and Thereafter
Operating Lease Obligations	$5,474	$508	$2,739	$1,342	$885
Convertible Senior Notes	$242,714	$1,401	$4,875	$4,875	$231,563
Total	$248,188	$1,909	$7,614	$6,217	$232,448

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

On April 16, 2004, in connection with our acquisition of element 5, we established a $45 million secured revolving credit facility with Harris Trust and Savings Bank.  This facility was repaid in full and terminated in connection with the sale and issuance of our 1.25% convertible senior notes on June 1, 2004.

On June 1, 2004 we sold and issued $175 million in aggregate principal amount of 1.25% convertible senior notes due January 1, 2024, in a private, unregistered offering. The notes were sold at 100% of their principal amount.  The initial purchasers exercised in full their option to purchase up to an additional $20 million in aggregate principal amount of the notes on June 30, 2004, which purchase transaction closed on July 6, 2004.

We are required to pay interest on the notes on January 1 and July 1 of each year beginning January 1, 2005.  The notes bear interest at a rate of 1.25% and, if specified conditions are met, are convertible into our common stock at a conversion price of $44.063 per share.  The notes may be surrendered for conversion under certain circumstances, including the satisfaction of a market price condition, such that the price of our common stock reaches a specified threshold; the satisfaction of a trading price condition, such that the trading price of the notes falls below a specified level; the redemption of the notes by us, the occurrence of specified corporate transactions, as defined in the related indenture; and the occurrence of a fundamental change, as defined in the related indenture.  The initial conversion price is equivalent to a conversion rate of approximately 22.6948 shares per $1,000 of principal amount of the notes.  We will adjust the conversion price if certain events occur, as specified in the related indenture, such as the issuance of our common stock as a dividend or distribution or the occurrence of a stock subdivision or combination. In addition, contingent interest is required to be paid to holders if certain conditions are met. If a fundamental change, such as a change in our control, as defined in the related indenture, occurs on or before January 1, 2009, we may also be required to purchase the notes for cash and pay an additional make whole premium payable in our common stock upon the repurchase or conversion of the notes in connection with the fundamental change. Holders of the notes have the right to require us to repurchase their notes prior to maturity on January 1, 2009, 2014 and 2019. We have the right to redeem the notes, under certain circumstances, on or after July 1, 2007 and prior to January 1, 2009, and we may redeem the notes at anytime on or after January 1, 2009.

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

Item 3.  Qualitative and Quantitative Disclosure About Market Risk

 Interest Rate Risk

We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including government obligations and money market funds. Investments are classified as available for sale securities and carried at their market value with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive income/(loss) within stockholders’ equity.  As of September 30, 2004, all securities held had maturities of less than three years.  A sharp rise in interest rates could have an adverse impact on the market value of certain securities in our portfolio.  We do not currently hedge our interest rate exposure and do not enter into financial instruments for trading or speculative purposes or utilize derivative financial instruments.

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

Item 4.  Controls and Procedures

(a)                                  Based on their evaluation of our disclosure controls and procedures conducted as of September 30, 2004, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) are effective at the reasonable assurance level.

(b)                                 This evaluation did not identify any change in our internal controls over financial reporting that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Discovery reopened in February 2004, and is ongoing.  In September 2004, we filed a motion for summary judgment and a supporting brief.  This motion is not yet fully briefed.  Although a number of co-defendants have settled with plaintiff Crawford, at this time, Crawford has not made a definitive demand for the resolution of this case.  We believe that this lawsuit is without merit and intend to defend against it vigorously.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 2001, the Board of Directors authorized a share repurchase program of up to $5.0 million of our outstanding shares of common stock. Repurchases are at our discretion based on ongoing assessments of the capital needs of the business and the market price of our shares. No time limit was set for the completion of the repurchase program.  In 2001, we spent $267,000 to repurchase our shares. During the year ended December 31, 2003 and the nine months ended September 30, 2004, no shares were repurchased under the repurchase program.

On June 1, 2004 we sold and issued $175 million in aggregate principal amount of 1.25% convertible senior notes due January 1, 2024, in a private, unregistered offering. The initial purchasers of the notes were Credit Suisse First Boston, Harris Nesbitt and RBC Capital Markets. The sale of the notes to the initial purchasers was exempt from registration under the Securities Act of 1933, as amended, under Section 4(2) thereof, as a transaction not involving a public offering. The notes were reoffered in the United States to qualified institutional buyers in reliance on Rule 144A under the Securities Act.  The notes were sold at 100% of their principal amount.  The initial purchasers exercised in full their option to purchase up to an additional $20 million in aggregate principal amount of the notes on June 30, 2004, which purchase transaction closed on July 6, 2004.  We received aggregate net proceeds of approximately $188 million from this offering.

We are required to pay interest on the notes on January 1 and July 1 of each year beginning January 1, 2005.  The notes bear interest at a rate of 1.25% and, if specified conditions are met, are convertible into our common stock at a conversion price of $44.063 per share.  The notes may be surrendered for conversion under certain circumstances, including the satisfaction of a market price condition, such that the price of our common stock reaches a specified threshold; the satisfaction of a trading price condition, such that the trading price of the notes falls below a specified level; the redemption of the notes by us, the occurrence of specified corporate transactions, as defined in the related indenture; and the occurrence of a fundamental change, as defined in the related indenture.  The initial conversion price is equivalent to a conversion rate of approximately 22.6948 shares per $1,000 of principal amount of the notes.  We will adjust the conversion price if certain events occur, as specified in the related indenture, such as the issuance of our common stock as a dividend or distribution or the occurrence of a stock subdivision or combination. In addition, contingent interest is required to be paid to holders if certain conditions are met. If a fundamental change, such as a change in our control, as defined in the related indenture, occurs on or before January 1, 2009, we may also be required to purchase the notes for cash and pay an additional make whole premium payable in our common stock upon the repurchase or conversion of the notes in connection with the fundamental change. Holders of the notes have the right to require us to repurchase their notes prior to maturity on January 1, 2009, 2014 and 2019. We have the right to redeem the notes, under certain circumstances, on or after July 1, 2007 and prior to January 1, 2009, and we may redeem the notes at anytime on or after January 1, 2009.

Item 6.  Exhibits

(a)  Exhibits

EXHIBIT INDEX

EXHIBIT NUMBER		DESCRIPTION OF DOCUMENTS

3.1	(1)	Amended and Restated Certificate of Incorporation, as amended, as currently in effect.
3.2	(2)	Amended and Restated Bylaws, as currently in effect.
4.1	(3)	Specimen of Common Stock Certificate.
4.2	(4)	Indenture dated as of June 1, 2004 between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the Note.
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:	November 9, 2004	DIGITAL RIVER, INC.

	By:	/s/ CARTER D. HICKS

Carter D. Hicks
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER		DESCRIPTION OF DOCUMENTS

3.1	(1)	Amended and Restated Certificate of Incorporation, as amended, as currently in effect.
3.2	(2)	Amended and Restated Bylaws, as currently in effect.
4.1	(3)	Specimen of Common Stock Certificate.
4.2	(4)	Indenture dated as of June 1, 2004 between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the Note.
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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