Form 10-K
period 2004-12-31
DIGITAL RIVER INC /DE
filed 2005-03-16
CIK 1062530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒                              Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004.

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

As of June 30, 2004, there were 32,394,116 shares of Digital River, Inc. common stock, issued and outstanding. As of such date, based on the closing sales price as quoted by the Nasdaq, 31,298,984 shares of common stock, having an aggregate market value of approximately $1,021,286,000 were held by non-affiliates. For purposes of the above statement only, all directors and executive officers of the registrant are assumed to be affiliates.

The number of shares of common stock outstanding at March 1, 2005 was 34,179,543 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

PART I

ITEM 1.   BUSINESS.

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements set forth or incorporated by reference in this Form 10-K, as well as in our Annual Report to Stockholders for the year ended December 31, 2004, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “believes”, “anticipates”, “expects”, “intends”, “estimates” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements, or industry results, expressed or implied by such forward-looking statements. Such factors include, among others: our limited operating history and variability of operating results; risks associated with general economic uncertainty; our dependence on software and digital products publishers, manufacturers, online retailers and online channel partners; the integration of acquired companies; risks associated with electronic software delivery; our dependence on the Internet and the growth in e-commerce and Internet infrastructure development; competition in the e-commerce industry; our dependence on key customers; our dependence on key employees; system development and e- commerce security risks; changes in laws and regulations; and other risk factors set forth under “Risk Factors” and elsewhere in this Form 10-K. We expressly disclaim any obligation to update or publicly release any revision to these forward-looking statements after the date of this Form 10-K.

Overview

We are a provider of comprehensive e-commerce outsourcing solutions. We were incorporated in February 1994 and commenced offering products for sale through our clients’ e-commerce stores in August 1996. As a leading global e-commerce outsource provider, we have developed a proprietary technology platform that allows us to provide our clients with a suite of e-commerce services, including e-commerce site development and hosting, site merchandising, order management, fraud prevention, denied parties screening, export controls, tax management, digital and physical product fulfillment, multi-lingual customer service, email marketing and advanced reporting and web analytics.

Our solution allows our clients to promote and maintain their brands while leveraging our investment in infrastructure and technology. Our clients access our e-commerce platform over the Internet. From a shopper perspective, end-users enter the client site and are then seamlessly transferred to our e-commerce platform. End-users can then browse for products and make purchases online, and once purchases are made, we either deliver the products digitally to the end-user through the Internet or communicate the order through a third-party fulfillment agency for physical delivery.

We also offer a wide range of analytics-based, strategic marketing services to help our clients increase their customer acquisition, retention and lifetime value. These services include paid search advertising, search engine optimization, affiliate marketing, site/store optimization and email optimization to help our clients increase their customer acquisition, retention and lifetime value.

Some of our key clients include Allume Systems, Inc., Autodesk, Inc., CompUSA, DownloadSuperstore.com, eBay, Inc., H&R Block Inc., McAfee, Inc., Microsoft Corporation, OfficeMax Incorporated, PC Magazine, Scansoft, Inc., Software Oasis, Inc., Symantec Corporation, Targus Inc. and Trend Micro, Inc.

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

Industry Background

Growth of the Internet and E-Commerce.   E-commerce sales continue to grow at a rapid pace. On the consumer front, results published by the U.S. Department of Commerce, in November 2004, show quarterly U.S. e-commerce retail sales have grown 20 percent on a year over year basis since the first quarter of 2002. Many industry analysts predict strong e-commerce growth rates to continue in the U.S., with even higher expected growth rates in European and Asia-Pacific markets. There are a number of factors that are fueling the growth of e-commerce: (i) adoption of the Internet continues to rise, especially in international markets; (ii) broadband is becoming more widely available and adopted by Internet users, especially with lower-penetrated consumer and small to medium sized business markets, and according to recent studies, usage of consumer broadband has eclipsed the usage of dial-up within the U.S. for the first time; (iii) Internet users like the convenience of buying products online and they are becoming more familiar and comfortable with the online buying process; (iv) enhancements to online store functionality, such as new payment methods, browsing/search options, pricing models and delivery options are improving end-user acceptance; and (v) businesses are placing increased emphasis on their online business because they can reach a large group of end-users through personalized, low-cost interactions without having to bear the costs associated with maintaining a physical retail store infrastructure or the continuous printing and mailing costs of direct marketing. Because of these advantages, online businesses have the potential to build large, global customer bases quickly and to achieve potentially superior economic returns over the long term.

Shift From Physical to Electronic Delivery.   In addition to the trends that continue to drive the growth of e-commerce, the shift continues from physical to electronic delivery of digital products, including music, video and software. This shift is being driven by both buyers and sellers due to increased broadband adoption, increased consumer confidence with downloading digital files, enhancements in the protection of digital content, economic benefits derived from electronic delivery and increasing shelf-space pressures at physical retail outlets. According to a study conducted by a leading industry analyst firm, digital delivery of software is expected to grow by nearly 40 percent in North America and by nearly 60 percent outside of North America, per year, through 2006.

Advantages and Opportunities for E-Commerce Outsourcing.   There are a number of advantages to outsourcing e-commerce, including: (i) avoiding the large, upfront and ongoing investment required to purchase, implement and maintain software applications and computer hardware; (ii) shortening the time to market as compared to in-house development and maintenance; (iii) shifting the ongoing financial, technology and other risks to a proven service provider; (iv) leveraging the expertise of an outsource provider to accelerate growth of an online business; and (v) allowing businesses to focus on their specific core competency. Because of these advantages, we believe that an increasing number of businesses will outsource their e-commerce needs. These advantages are supported by industry trends. Some industry studies indicate outsourcing of customer relationship management applications, such as e-commerce, will rise from under 20 percent currently, to over 50 percent in the next three years.

We believe that the market for e-commerce outsourcing will continue to grow rapidly. We believe that providing an integrated, end-to-end service offering is complex and requires significant upfront and ongoing investments in robust, secure, reliable and scalable systems. Accordingly, we believe that a substantial market opportunity exists for a comprehensive, cost-effective, outsourced e-commerce solution that provides global support for software and digital products publishers, manufacturers and online retailers.

The Digital River Solution.   We have developed a robust e-commerce technology platform and suite of e-commerce services to help businesses worldwide grow their online revenues and avoid the costs and risks associated with running a global e-commerce operation in-house. We provide a complete, client-branded, e-commerce outsourcing solution that includes e-commerce site development and hosting, site merchandising, order management, fraud prevention, denied parties screening, export controls, tax management, digital and physical product fulfillment, multi-lingual customer service, email marketing, reporting and web analytics and strategic marketing services. We also provide our clients with increased product visibility and sales opportunities through our large network of online channel partners, including retailers, content sites and portals.

Benefits To Clients.

Reduced Total Cost of Ownership and Risk

Businesses can reduce the total cost of ownership of their e-commerce operation by leveraging our investment in technology, personnel and infrastructure. By reducing or eliminating the upfront and ongoing costs of hardware, software and personnel associated with developing, customizing, deploying, maintaining and upgrading an in-house e-commerce solution or software package, businesses can establish and maintain an e-commerce business at a lower total cost and with little financial risk. Additionally, our ongoing investment in the latest technologies and e-commerce functionality helps our clients ensure that they maintain pace with the newest industry advances.

Revenue Growth

Our e-commerce technology platform, marketing expertise and large network of clients and partners provide our clients with the potential to grow their online businesses by: (1) increasing the acquisition, retention and lifetime value of new customers; (2) extending their businesses into international markets; and (3) expanding the visibility and sales of their products through new online sales channels.

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

In addition, through our large sales network, we believe we are uniquely positioned to help our clients grow their online businesses by providing them with access to new online channels. Our software and digital products clients have the opportunity to increase availability and sales of their products by offering part or all of their entire online product catalog to our network of online channel partners, which includes online retailers, content sites and portals. This arrangement is beneficial to both our software and digital products clients and online channel partner clients because we eliminate the burden of developing and maintaining hundreds of relationships. The online channel partners also enjoy access to a much broader inventory of software products, and avoid the costs and risk of carrying physical inventory.

Deployment Speed

Companies can increase their speed to market by leveraging our outsourced business model, technology platform and remote control tools to establish their e-commerce business, typically in a matter of days or weeks. Once up and running, clients can use our remote control toolset to continue to make real-time changes to their e-commerce site, allowing them to address or respond to both opportunities and problems without technological assistance.

Focus on Core Competency

Companies can focus their efforts on developing, marketing and selling their products and services instead of deploying resources to develop and maintain an end-to-end e-commerce infrastructure. This helps minimize management distractions and ensure they have access to the latest technologies and tools to run a successful e-commerce business.

Benefits To End-Users.   Our solution emphasizes convenience by allowing end-users, both business and consumer, to purchase products online from their home or office. By supporting global markets, we can deliver an extremely broad selection of digital and physical products to end-users in remote locations that cannot support retail stores. In the case of software and digital products, users have the option to quickly and conveniently download and install products through electronic delivery. Using our sophisticated search engine technology, end-users visiting retailers’ e-commerce stores can access virtually our entire inventory of software and digital products. End-users also benefit from the protection of our download assurance service, through which we guarantee replacement of software in the event of accidental destruction through computer error or malfunction, and from our 24x7 customer service provided on behalf of our clients.

Strategy

Our objective is to be the global leader in e-commerce outsourcing for software and digital products publishers, manufacturers, online retailers and online channel partners.

We intend to achieve our objective through the following key strategies:

Attract New Clients and Expand Relationships With Existing Clients.   We intend to focus our efforts on securing new relationships and expanding our existing relationships with software publishers, manufacturers, online retailers and online channel partners. In 2004, we entered into contracts with Circuit City Stores, Inc., CompUSA, Computer Associates International, Inc., eBay, Inc., Microsoft Corporation, Newegg.com, PC Universe, Inc., and the Digital Products Division of Toshiba America Information Systems, Inc. By further increasing the range of products, services and pricing alternatives we offer, we intend to attract new clients and secure additional business from our existing clients. Furthermore, by increasing the size of our software and digital products catalog through new client relationships, we believe we will continue to attract new online retailers, content sites and portals. As of March 1, 2005, we were providing e-commerce services for more than 40,000 software and digital products publishers, manufacturers, online retailers and online channel partners.

Expand International Sales.   We believe that there is a substantial opportunity to grow our business by expanding existing and new client sales through international online stores. Internet adoption, broadband penetration and e-commerce sales growth continue to show rapid growth in the European and Asia-Pacific regions. We have seen significant growth in sales for those clients that have offered international stores and we intend to continue to enhance our technology platform and services to increase sales in these regions of the world. We plan to continue to expand our support for international stores with new payment methods, shipping options and on-the-ground operational support.

Leverage The Digital River Sales Network To Expand Sales Opportunities For Our Clients.   We believe we have amassed one of the largest catalogs of software and digital products in the industry as a result of our client relationships. By making this catalog available to our large network of online channel partners, which includes online retailers, content sites, portals and entrepreneurs, we believe we can further grow our clients’ sales by delivering a large, global network of buyers. We plan to continue to aggressively expand our catalog of products, pursue new online partners and expand our offering of programs and tools to allow our clients to sell their products through our vast partner network. We believe our network is unique in the marketplace, provides significant revenue opportunities and will help us build stronger relationships with our clients.

Drive Growth Through Aggressive Merchandising and Marketing.   We believe that we have developed technology, services, expertise and best practices in the areas of marketing and merchandising that can help our clients grow their online businesses by utilizing numerous proven tools and programs and our expanding data warehouse of end-user purchasing information to increase traffic, close ratios, average order sizes and repeat purchases. We will continue to develop and utilize a wide range of marketing and merchandising programs and our growing data warehouse of end-user purchasing information to help grow our clients’ businesses.

Provide Clients With Strategic Marketing Services.   We proactively develop and deliver new products and services designed to help our clients increase their customer acquisition and retention and maximize lifetime value. We have launched several strategic marketing services such as paid search advertising, search engine optimization, affiliate marketing, site/store optimization and email marketing/optimization. With these Digital River-managed programs, we have achieved significant improvements in revenue, return-on-investment or both, in comparison to what our clients accomplished on their own. We plan to continue to aggressively develop and offer new value-added strategic marketing services and supporting technologies to create additional sources of recurring revenue for our clients and for Digital River.

Expand the Breadth and Use of Our Remote Control Tool Set.   We will continue to expand our remote control tool set to give our clients more hands-on control over their site on a day-to-day basis and give us more time to help our clients launch more strategic revenue-generating programs.

Provide Clients With Flexible Solution Options.   We offer our clients a wide range of service options from a simple shopping cart solution to an end-to-end e-commerce store. This approach is designed to give our clients a variety of choices based upon their specific needs. We plan to continue expanding the solution choices we offer our clients to provide even more alternatives and the option to expand their services as their needs grow.

Maintain Technology Leadership.   We believe that our technology infrastructure and platform have given us a competitive advantage in the market for e-commerce outsourcing solutions. In 2004, we expanded our technology footprint to include advanced optimization, web analytics and email marketing capabilities designed to help our clients further attract, retain and maximize the lifetime value of their customers. We plan to continue to invest in and enhance our platform in order to increase functionality, reliability, scalability and performance and reduce costs. By leveraging our fixed-cost infrastructure, we will improve our ability to provide low cost, high value services to our clients while utilizing the latest technology. Additionally, we plan to continue to develop and enhance our technology to allow our clients to support new sales models, enhance their relationship with their customers and address new market segments through try-before-you-buy sales, subscription sales, volume licensing, digital rights management and license management, among others.

Services

We provide a broad range of services to our clients, including e-commerce site development and hosting, site merchandising, order management, fraud prevention, denied parties screening, export controls, tax management, digital and physical product fulfillment, multi-lingual customer service, email marketing, advanced reporting and analytics and a wide range of strategic marketing services. Management of most of these services is performed through a rich set of client-facing remote control tools designed for business users.

Web Site Development and Hosting.   We provide hosted e-commerce capabilities for our software and digital products publishers, manufacturers, online retailers and online channel partners. For many of these clients, this outsourcing solution is mission critical and therefore we operate data centers that perform and scale for continuous e-commerce in a high demand environment. Our multiple, global data centers feature fully redundant, high-speed connections to the Internet, server capacity to handle rapid spikes in traffic and transactions, 24x7 security and monitoring, back-up generators and dedicated power.

Our e-commerce capabilities are deployed quickly and efficiently for our clients, and can be implemented in many different ways, from hosted e-commerce links behind “buy buttons” through fully merchandised online stores. We match the branding and designs of our clients to provide a seamless experience for end-users navigating from our clients’ Web sites to their stores hosted on our technology platform. We fully manage orders placed by end-users for payment processing, fraud screening and fulfillment, either digitally or physically, as well as the end-user notifications that result from these processes. The transaction information is captured in our data warehouse and made available to our clients for reporting and analysis. This data warehouse is a powerful source for data analysis activities that result in highly targeted merchandising, e-mail marketing campaigns, product offers and test/control marketing efforts.

Site Merchandising.   Our technology platform supports a wide range of merchandising alternatives that allow our clients to feature, promote, up-sell and cross-sell specific products or services during any phase of the shopping process. From the store home page through the checkout pages and “thank you” page, our solution allows our clients to deliver targeted offers designed to increase close ratios and average order values.

Order Management and Fraud Screening.   We process payment transactions generated by end-users ordering products through our platform. We support payments made via credit cards, but also an expanding set of non-credit card payment methods such as wire transfers, purchase orders, money orders, direct debit checks and many other payment methods popular in the United States and worldwide. As part of the payment process, we also ensure that the appropriate taxes are displayed to the end-user, collected, remitted and reported.

The fraud-screening component of our platform uses both rules-based and heuristic scoring methods to make a determination regarding the validity of the order, end-user and payment information. As the end-user is entering the order, hundreds of data reviews can be processed in real-time. Depending on the contractual agreement, we can provide the use of our proprietary fraud screening technology to clients for their own processing or completely shift the fraud screening and risk responsibility to us. We also provide denied parties screening and export controls, ensuring persons and/or organizations appearing on government denied parties lists are blocked from making purchases through our system and providing tools and reporting that enable clients to set up and manage products for international commerce. When a transaction is approved, and the ordered product has been delivered, we process the order for payment.

Digital and Physical Fulfillment Services.   Digital delivery eliminates many of the costs that exist in the physical distribution supply chain, such as packaging, shipping, warehousing and inventory carrying and handling costs. We offer clients a sophisticated array of electronic software delivery capabilities to permit delivery of digital products to an end-user’s computer via the Internet. Delivery is fulfilled when a copy of the digital product is made from the master on our technology platform and then securely downloaded to the end-user. Optionally, end-users can create a CD on demand as a backup to their digital order. Our digital distribution model not only reduces costs, thereby increasing margins available to software and digital products publishers and online channel partners, but also solves the shelf space problem constraining product availability and sales at physical stores. While most software and digital products publishers use our e-commerce hosting services, certain software and digital products publishers use only our digital delivery services, which provide them with online distribution through our extensive network of online sales partners.

In addition to fulfillment through electronic delivery, we offer clients physical distribution services. We have contracted with third-party fulfillment agents globally that maintain inventories of physical products, generally on consignment from our clients that select this option, for shipment to end-users. We also communicate orders through integration into many client-specific third-party fulfillment agencies for physical fulfillment. In both cases, we provide notifications to end-users of shipments, shipment tracking information, inventory updates and order status. We believe physical fulfillment services are important to our ability to provide a complete e-commerce outsourcing solution.

Customer Service.   We offer both telephone and email customer support for products sold through our platform on behalf of our clients. We provide end-user assistance on order and delivery questions on a 24x7 basis and in more than a dozen different languages. We have invested, and continue to invest in, technology and infrastructure to provide fast, efficient responses to customer inquiries, and to provide self-help options to customers online. We also provide extended download services to the end-users that purchase digital products.

Advanced Reporting and Analytics.   We provide our clients with access to a large library of standard and customizable reports as well as our web analytics technology. This allows our clients to track and analyze sales, products, transactions, customer behavior and campaign results so they can maximize their marketing efforts to increase traffic, close ratios and average order values. This information is captured in our data warehouse and made available to our clients via our web-based, remote control toolset.

Strategic Marketing Services.   We offer a broad range of strategic marketing services designed to increase customer acquisition, retention and lifetime value. Through a combination of web analytics, statistical analytics-based testing, optimization and proven direct marketing practices, our team of strategic marketing experts delivers and manages programs such as paid search advertising, search engine optimization, affiliate marketing, site/store optimization and email optimization on behalf of our clients.

Clients

As a provider of comprehensive e-commerce outsourcing solutions, we are able to serve two distinctive client groups with one common infrastructure:  (1) software and digital products publishers, manufacturers and online retailers; and (2) online channel partners.

In a typical contract with a software and digital products publisher, manufacturer, online retailer or online channel partner, we are responsible for many or all of the following services: (i) initial e-commerce store design/setup, hosting and integration with their web site and order management system; (ii) fraud screening and the processing of payments made by end-users; (iii) management of denied parties screening and export compliance; (iv) collection, payment and filing of applicable taxes; (v) product delivery to the end-user in either electronic or physical form—for electronic delivery we maintain master copies of digital products in a secure format for distribution, and for physical delivery we communicate order information to our pre-integrated third-party fulfillment agencies or integrate with our clients’ fulfillment agencies; (vi) customer service via email and phone; (vii) returns management (viii) the distribution of a report to the client detailing related sales activity that we have processed during the period; and (ix) payment to the client for products that we sell and distribute through their store or online partner store, excluding our sales fee percentage. As of March 1, 2005, we had more than 40,000 contracts with software and digital products publishers, manufacturers, online retailers and online channel partners.

Certain of our software and digital products publishers, manufacturers, online retailers and online channel partners clients include:  Allume Systems, Inc., Autodesk, Inc., CompUSA, DownloadSuperstore.com, eBay, Inc., H&R Block Inc., McAfee, Inc., Microsoft Corporation, OfficeMax Incorporated, PC Magazine, Scansoft, Inc., Software Oasis, Inc., Symantec Corporation, Targus Inc. and Trend Micro, Inc.

Acquisitions

We have been an active acquirer of businesses over the past several years and expect to continue to actively pursue acquisitions that fit with our strategy. Important strategic factors that we consider when evaluating an acquisition opportunity include improving our catalog of content for our network partners, extending our service offerings, expanding our geographic reach and diversifying our revenue stream into adjacent market opportunities. Acquisitions of high-technology companies are inherently risky. No assurance can be given that our previous or future acquisitions will be successful or will not materially adversely affect our financial condition or operating results. The risks associated with acquisitions are more fully discussed in the section of this report entitled “Risk Factors.”

In April 2004, we acquired element 5 AG, a privately held company based in Germany and a leading European e-commerce solution provider for software publishers. Under the terms of the acquisition, we paid $120 million in cash to acquire all of the outstanding shares of capital stock of element 5. We also agreed to pay up to an additional $2.5 million in cash based on element 5’s operating performance over the first 24 months following the closing of the acquisition.

On January 18, 2005, we entered into an agreement with senior employees of element 5 AG, pursuant to which these employees agreed to cease providing services to element 5 sixty days after the date of the agreement. Pursuant to the agreement, we also agreed to resolve a $12 million escrow associated with our acquisition of element 5 by distributing $10 million to the former element 5 shareholders, and $2 million to us. Certain adjustments were also made to our earn-out obligations under the April 2004 acquisition agreement. Under the restructured earn-out, $2.5 million of cash will be paid to the former element 5 shareholders in equal increments of $1.25 million on March 1, 2005 and 2006. These earn-out amounts have been recorded as additional goodwill as they were incremental to the purchase price. Goodwill of  $110.8 million has been recorded related to this acquisition. We are amortizing other intangible assets acquired, consisting of technology/tradename, customer relationships and non-compete agreements, over a three-year period. The allocation of the purchase price of element 5 to amortizable costs and goodwill has not yet been finalized. The allocation will be finalized at a later date following analysis of the fair value of element 5’s assets. The result of the allocation of the purchase price between amortizable costs and goodwill could have an impact on our future operating results.

In June 2004, we announced that we acquired substantially all of the assets and assumed certain liabilities of Fireclick, Inc., a leading provider of Web-analysis solutions for online retailers, providing web site owners with the tools necessary to measure campaign ROI, track user path analysis and enhance web site user experience. Under the terms of the agreement, we paid $7.5 million in cash and an additional $0.3 million in cash upon the completion of certain integration milestones. Goodwill of  $7.5 million has been recorded as a result of this acquisition. We are amortizing other intangible assets acquired, consisting of non-compete agreements and technology/tradename, over a three-year period. The agreement also provides Fireclick the opportunity for an earn-out based on our achieving certain revenue and profitability targets attributable to Fireclick over the course of the 36 months following the closing of the acquisition. These earn-out amounts, if paid, will be recorded as goodwill as they are considered incremental to the purchase price.

In November 2004, we acquired all of the outstanding capital stock of BlueHornet Networks, Inc. BlueHornet is a leading provider of e-mail marketing campaign management services and related customer relationship management (CRM) tools. As consideration for the acquisition, we issued a total of 160 thousand shares of our common stock to the BlueHornet stockholders, valued at approximately $5.3 million, paid off $0.7 million of BlueHornet debt obligations at closing and agreed to pay an additional $0.5 million in cash to the former BlueHornet stockholders following the transition of certain BlueHornet assets to our facilities in Eden Prairie, Minnesota. Goodwill of  $4.3 million has been recorded as a result of this acquisition. We are amortizing other intangible assets acquired, consisting of technology/tradename, customer relationships and non-compete agreements, over a three-year period. In addition, the former BlueHornet stockholders may receive additional earn-out payments of cash or our common stock, at our discretion, based on BlueHornet’s operating performance over the first 36 months following the closing of the acquisition. These earn-out amounts, if paid, will be recorded as goodwill as they are considered incremental to the purchase price.

Sales and Marketing

We market our products and services directly to clients and prospective clients. We focus our efforts on generating awareness for our brand, establishing our position as a global leader of e-commerce outsourcing, generating leads in our target markets and providing sales tools for our direct sales force. We conduct a variety of highly integrated marketing programs to achieve these goals in an effective and efficient manner. We currently market our services to clients and prospects via direct marketing, print and electronic advertising, trade shows and events, public relations, media events and speaking engagements. We plan to increase our overall marketing expenditures on a dollar basis, but maintain the current level on a percentage basis.

We sell our e-commerce outsourcing services primarily through a global, direct sales force that is engaged in selling our services, which includes pre-sales, sales, sales support and staff located in offices in the United States, Europe and Taiwan. Our sales organization sells to top executives and vice-presidents within software and digital content publishers, manufacturers, online retailers and online channel partners looking to create or expand their e-commerce business. During the sales process, our sales staff delivers demonstrations, presentations, collateral, ROI analyses, proposals and contracts. We offer contract incentives on a case-by-case basis.

We also design, implement and manage marketing and merchandising programs to help our clients drive traffic to their online stores as well as increase close ratios, average order values and repeat purchases. Our strategic e-marketing team delivers a range of marketing and merchandising programs such as paid search advertising, search engine optimization, affiliate marketing, site/store optimization, email marketing/optimization and site merchandising, including promotions, cross-sells and up-sells. This team combines their marketing domain expertise with our entire suite of technology, including reporting, web analytics, optimization and email to drive increased sales.

As of March 1, 2005 we had 196 employees engaged in sales and marketing including personnel in sales offices in the United States, Europe and Taiwan.

Technology

We deliver our e-commerce outsourcing solution primarily using our Digital River CommerceSuite Technology platform, or CST. The following is a brief description of our CST platform.

Architecture.   Our scalable CST platform is designed to handle tens of thousands of individual e-commerce stores and millions of products. The CST platform consists of multiple pods of Sun Microsystems and Dell servers and a proprietary software application that serves dynamic Web pages using Oracle’s 8i and 9i database and 9iAS application server. Akamai’s worldwide caching technology enables our platform engine to serve pages with consistent page loadtimes across the world. Our CST platform was designed to scale to support growth by adding additional servers, CPUs, memory and bandwidth without substantial changes to the application. The CST platform software code is written in modular layers, enabling us to quickly adapt in response to industry changes, including bandwidth opportunities, payment processing changes, international requirements for taxes and export screening, technologies such as Web Caches, ML, DHTML, VRML, SET, banking procedures and encryption technologies. The CST product search system, based on Verity’s technology, allows end-users to search for items across millions of potential products and thousands of categories specific to various product specifications, while maintaining a fast page response that is acceptable to the end-user. We use sophisticated database indexing coupled with a dynamic cache system to provide flexibility and speed. These caches help increase the overall speed of each page and facilitate complex searches across our entire inventory of software products. The CST platform has also been designed to index, retrieve and manipulate all transactions that flow through the system, including detailed commerce transaction and end-user interaction data. This capability enables us to create proprietary market profiles of each end-user and groups of end-users that can then be used to create merchandising campaigns. Our CST platform is also used for internal purposes, including reporting and maintenance for fraud detection and prevention, physical shipping, return authorizations, back order processing and full transaction auditing and reporting capabilities for all commerce functions.

E-Commerce System Maintenance.   Our clients’ e-commerce systems are built and maintained using the CST centralized management system and remote control tools. Global changes that affect all e-commerce systems or groups of e-commerce systems can be made as easily as changes to an individual e-commerce system. Client e-commerce systems typically include a main store and may optionally include “channel sites” to which highly targeted traffic may be routed. Clients may also link specific locations on their e-commerce stores to detailed product or category areas of the stores in order to better target their end-users’ interests.

Security.   Our security systems control access to internal systems and commerce data via the Internet. Internally, log-ins and passwords are maintained for all systems, with additional log-ins, passwords and IP access control granted on an individual basis to only the required commerce areas for which the recipient is responsible. Multiple layers of firewalls prevent unauthorized access from outside or access to confidential data on the inside. We rely on certain encryption and authentication technology licensed from third parties to provide secure transmission of confidential information, such as end-user credit card numbers. Unix, Oracle and Web server security additionally restrict access from the outside to the appropriate transaction data. The CST security system is designed not to interfere with the end-user experience. We believe that clearing-house processing and additional password mechanisms that negatively impact digital delivery performance are not needed. The CST security system does not allow direct access to any client or customer data. It also ensures that all end-user requests for digital delivery of product are through a valid CST page and that the customer has purchased the product.

Data Center Operations.   Continuous data center operations are crucial to our success. Our primary data center (DC1) is located in our main facility in Eden Prairie, Minnesota.  We also operate two additional data centers in Minneapolis, Minnesota (DC2) and in London, England (DC3). All Data center locations are currently processing transactions and downloads.  All transaction data is replicated from DC1 to DC2 and DC3 in less than ten seconds. Our network software constantly monitors clients’ e-commerce sites and internal system functions and notifies systems engineers if any unexpected conditions arise. We currently lease five OC3 data lines and two Gigabit Ethernet lines from multiple vendors and maintain a policy of adding additional lines if more than 50 percent of our bandwidth capacity is consistently utilized. Accordingly, if one line fails, the other lines are able to assume the capacity of the failed line. In 2004, we completed vendor qualification process to supply downloads to our customers via distributed caching servers. Currently, 20 percent of our downloads are served via the Mirror Image server network. In the event of electrical power failure, we have three redundant diesel generators and two redundant UPS power supplies that protect the entire facility. We have also installed a FM-200 automatic fire suppression system in the primary data center. All data centers currently utilize multiple levels of redundant systems including load balancers, Web servers, application servers and disk arrays. We currently have automatic failover processes in place in case of equipment or software failure. When a fault is detected on a server, a process automatically de-configures that node from the production POD and processing continues on the redundant nodes of the POD.

Product Research and Development

Our product research and development strategy is to enhance the technology and features of our CST platform. To this end, we have numerous development projects in process, including ongoing development of our CST platform, further advancements in our remote control technologies, enhanced international support, business-to-business related technologies and advanced product distribution and marketing technologies. Product research and development expenses were $14.1 million, $10.0 million and $11.5 million in 2004, 2003 and 2002, respectively. In addition, we expanded and redeployed our R&D team in 2004 to advance our new self-service, remote control technology, and to develop the international and e-marketing capabilities of our next-generation e-commerce platform, and capitalized approximately $2.7 million of software development costs related to those efforts. As of March 1, 2005, we employed 179 persons in product research and development.

To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of the CST platform and the underlying network infrastructure. If we incur significant costs without adequate results, or are unable to adapt rapidly to technological changes, we may fail to achieve our business plan. The Internet and the e-commerce industry are characterized by rapid technological change, changes in user and client requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render our technology and systems obsolete. To be successful, we must adapt to rapid technological change by licensing and internally developing leading technologies to enhance our existing services, developing new products, services and technologies that address the increasingly sophisticated and varied needs of our clients, and responding to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of our CST platform and other proprietary technologies involves significant technical and business risks. We may fail to use new technologies effectively or fail to adapt our proprietary technologies and systems to client requirements or emerging industry standards.

Competition

The market for e-commerce solutions is extremely competitive and we may find ourselves unable to compete effectively. Because there are relatively low barriers to entry in the e-commerce market, we expect competition to intensify as current competitors expand their product offerings and new competitors enter the market. In addition, our clients may become competitors in the future. Increased competition is likely to result in price reductions, lower average sales prices, reduced margins, longer sales cycles and a decrease or loss of our market share, any of which could negatively impact our revenue and earnings. We face competition from the following sources:

•       in-house development of e-commerce capabilities using tools or applications from companies such as BroadVision, Inc. and ATG, Inc.;

•       other providers of outsourced e-commerce solutions, such as GSI Commerce, Inc. and eSellerate;

•       system integrators and application service providers that offer tools and services for e-commerce, including companies that provide a broad range of Internet and server solutions, such as Electronic Data Systems Corporation and IBM Global Services;

•       companies that provide technologies, services or products that support a portion of the e-commerce value chain, such as payment processing, including CyberSource Corporation;

•       companies that offer a range of online marketing services, technology and programs such as DoubleClick, Inc. and ValueClick, Inc.; and

•       high-traffic, branded Web sites that derive a substantial portion of their revenues from e-commerce and may themselves offer, or provide means for others to offer their products for sale, such as Amazon.com, Inc.

We believe that the principal competitive factors in our market are breadth of products and services, number of clients and online channel partnerships, brand recognition, system reliability and scalability, price, customer service, speed and accessibility and ease of use, speed to market, convenience and quality of delivery. The online channel partners and the other companies described above may compete directly with us by adopting a similar business model. Moreover, while some of these companies are also clients or potential clients of ours, they may compete with our e-commerce outsourcing solution to the extent that they develop e-commerce systems or acquire such systems from other software vendors or service providers.

Many of our competitors have, and new potential competitors may have, more experience developing Internet-based software services and e-commerce solutions, larger technical staffs, larger customer bases, more established distribution channels and customer relationships, greater brand recognition and greater financial, marketing and other resources than us. In addition, competitors may be able to develop services that are superior to our services, achieve greater customer acceptance or have significantly improved functionality as compared to our existing and future products and services. Our competitors may be able to respond more quickly to technological developments and changes in customers’ needs. Our inability to compete successfully against current and future competitors could cause our revenue and earnings to decline.

Intellectual Property

We regard the protection of our trademarks, copyrights, trade secrets and other intellectual property as critical to our success. We rely on a combination of patent, copyright, trademark, service mark and trade secret laws and contractual restrictions to protect our proprietary rights. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with parties with whom we conduct business, in order to limit access to and disclosure of our proprietary information. These contractual arrangements and the other steps taken by us to protect our intellectual property may not prevent misappropriation of our technology or deter independent third-party development of similar technologies. Thus, we also seek to protect our proprietary position by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. Proprietary rights relating to our technologies will be protected from unauthorized use by third parties only to the extent they are covered by valid and enforceable patents or are effectively maintained as trade secrets. We currently have seven U.S. patents issued with ten to eleven years remaining prior to expiration and several patent applications pending. We pursue the registration of our trademarks and service marks in the U.S. and internationally. We currently have 22 U.S. registered trademarks and 15 registered trademarks in the European Union and other countries. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are made available online.

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

Employees

As of March 1, 2005, we employed 727 people. We also employ independent contractors and other temporary employees. None of our employees are represented by a labor union, and we consider our employee relations to be good. Competition for qualified personnel in our industry is intense, particularly among software development and other technical staff. We believe that our future success will continue to depend, in part, on our continued ability to attract, hire and retain qualified personnel.

Executive Officers

The following table sets forth information regarding our executive officers during 2004:

Name	Age	Position
Joel A. Ronning	48	Chief Executive Officer
Carter D. Hicks	58	Chief Financial Officer

Mr. Ronning founded Digital River in February 1994 and has been our Chief Executive Officer and a director since that time. From February 2001 through February 2004, Mr. Ronning was also a member of the Office of the President. From February 1994 to July 1998, Mr. Ronning was also President of Digital River. From May 1995 to December 1999, Mr. Ronning served as Chairman of the Board of Directors of Tech Squared, Inc., a direct catalog marketer of software and hardware products. From May 1995 to July 1998, Mr. Ronning served as Chief Executive Officer, Chief Financial Officer and Secretary of Tech Squared. From May 1995 to August 1996, Mr. Ronning also served as President of Tech Squared. Mr. Ronning founded MacUSA, Inc., formerly a wholly-owned subsidiary of Tech Squared, and served as a director of MacUSA, Inc. from April 1990 to December 1999. From April 1990 to July 1998, Mr. Ronning also served as the Chief Executive Officer of MacUSA, Inc.

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

RISK FACTORS

The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. Our business, financial condition or results of operations could be materially adversely affected by any of these risks and the value of our common stock could decline due to any of these risks. This annual report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this report.

We have a history of losses.

We were incorporated in February 1994 and conducted our first online sale through a client’s Web store in August 1996. We have been in business for approximately 44 quarters, but have only sustained profitability for the last ten quarters through December 31, 2004, and have incurred significant losses since we were formed. As of December 31, 2004, we had an accumulated deficit of approximately $51.2 million. Our limited profitable operating history makes it difficult to evaluate our ability to sustain profitability in the future.

The success of our business model depends upon our success in generating sufficient transaction and service fees from the use of our e-commerce solutions by existing and future clients. Accordingly, we must maintain our existing relationships and develop new relationships with software publishers, online retailers and physical goods clients. To achieve this goal, we intend to continue to expend significant financial and management resources on the development of additional services, sales and marketing, improved technology and expanded operations. If we are unable to maintain existing, and develop new, client relationships, we will not generate a profitable return on our investments and we will be unable to gain meaningful market share to justify those investments. Further, we may be unable to sustain profitability if our revenues decrease or increase at a slower rate than expected, or if operating expenses exceed our expectations and cannot be adjusted to compensate for lower than expected revenues.

Our operating results are subject to fluctuations in demand for products and services offered by us or our clients.

Our quarterly and annual operating results are subject to fluctuations in demand for the products or services offered by us or our clients, such as anti-virus software, anti-spyware software, and tax preparation software.  In particular, sales of anti-virus software represented a significant portion of our revenues in recent years, and continue to be very important to our business. In February 2005, Microsoft Corporation announced plans to acquire Sybari Software Inc., a producer of commercial anti-virus products. Microsoft simultaneously announced plans to introduce products to protect businesses and consumers from computer viruses and other security risks. To the extent that Microsoft or others successfully introduce products or services not sold through our platform that are competitive with products and services sold by current Digital River clients (including anti-virus products and services), our revenues could be materially adversely affected.  If, as a result, our annual or quarterly revenues or operating profits fail to meet the guidance we provide to securities analysts and investors, or we otherwise fail to meet their expectations, the trading price of our common stock will likely decline.

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

•       our ability to attract and retain software and digital products publishers, manufacturers, online retailers and online channel partners as clients;

•       the introduction by us of new Web sites, Web stores or services that may require a substantial investment of our resources;

•       the introduction by others of competitive Web sites, Web stores or services or products;

•       our ability to continue to upgrade and develop our systems and infrastructure to meet emerging market needs and remain competitive in our service offerings;

•       economic conditions, particularly those affecting Internet-based e-commerce;

•       client decisions to delay new product launches or to invest in e-commerce initiatives;

•       national and international political unrest in connection with the continued military responses to the terrorist attacks on the United States, possible future terrorist attacks and the possibility of future armed conflicts;

•       the performance of our newly acquired assets or companies, particularly element 5;

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

In addition, revenue generated by our software and digital commerce services is likely to fluctuate on a seasonal basis that is typical for the software publishing market in general. We believe that our first and fourth quarters are generally seasonally stronger than our second and third quarters due to the timing of demand of tax preparation software, the holiday selling period, and the post-holiday retail season. We also believe that software publishers avoid new product releases in the summer months.

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

Sales of products for one software publisher client, Symantec Corporation, accounted for approximately 27% of our revenue in 2004. In addition, Digital River independently sells proprietary Digital River services directly to customers as they purchase Symantec products. These services include product recovery services provided by Digital River for which separate fees are charged to end-users. In addition, Digital River derives revenues from e-commerce retailers and dealers who sell Symantec products or related Digital River services. In 2004, revenues derived from proprietary Digital River services sold to Symantec end-users and dealer network sales of Symantec products together amounted to approximately $16.6 million, or approximately 10.8 % of total Digital River revenue. In addition, a limited number of other software and physical goods clients contribute a large portion of our annual revenue. Contracts with our clients are generally one or two years in length. If any one of these key contracts is not renewed or otherwise terminates,  or if revenues from these clients decline for any other reason (such as competitive developments), our revenue would decline and our ability to sustain profitability would be impaired. It is important to our ongoing success that we maintain these key client relationships and, at the same time, develop new client relationships.

Our sales cycle is lengthy, which may cause us to incur substantial expenses and expend management time without generating corresponding revenue, which would impair our cash flow.

We market our services directly to software publishers, online retailers and other prospective customers outside of the software industry. These relationships are typically complex and take time to finalize. Due to operating procedures in many organizations, a significant amount of time may pass between selection of our products and services by key decision-makers and the signing of a contract. The period between the initial sales call and the signing of a contract with significant sales potential is difficult to predict and typically ranges from six to twelve months. If at the end of a sales effort a prospective client does not purchase our products or services, we may have incurred substantial expenses and expended management time that cannot be recovered and that will not generate corresponding revenue. As a result, our cash flow and our ability to fund expenditures incurred during the sales cycle may be impaired.

General economic uncertainty may reduce our revenue and operating profits.

The revenue growth and profitability of our business depends significantly on the overall demand for e-commerce solutions. We believe that the market for these solutions may be adversely affected by a number of factors, including reductions in capital expenditures by clients and potential weakening of the U.S. and foreign economies. The continued military responses to the 2001 terrorist attacks on the United States, the ongoing possibility of future terrorist attacks and the possibility of future armed conflicts may create adverse economic conditions and lead to weakening in the economy.

These factors may, in turn, give rise to a number of market trends that may slow our revenue growth, including:

•       longer sales cycles;

•       deferral or delay of e-commerce projects and generally reduced expenditures for e-commerce solutions and related services; and

•       increased price competition.

Our failure to attract and retain software and digital products publishers, manufacturers, online retailers and online channel partners as clients would cause our revenue and operating profits to decline.

We generate revenue by providing outsourced services to software and digital products publishers, manufacturers, online retailers and online channel partners. If we cannot develop and maintain satisfactory relationships with software and digital products publishers, manufacturers, online retailers and online channel partners on acceptable commercial terms, we will likely experience a decline in revenue and operating profit. We also depend on our software and digital publisher clients creating and supporting software and digital products that end-users will purchase. If we are unable to obtain sufficient quantities of software and digital products for any reason, or if the quality of service provided by these software and digital products publishers falls below a satisfactory level, we could also experience a decline in revenue, operating profit and end-user satisfaction, and our reputation could be harmed. Our contracts with our software and digital products publisher clients are generally one to two years in duration, with an automatic renewal provision for additional one-year periods, unless we are provided with a written notice at least 90 days before the end of the contract. As is common in our industry, we have no long-term or exclusive contracts or arrangements with any software or digital products publishers that guarantee the availability of software or digital products. Software and digital products publishers that currently supply software or digital products to us may not continue to do so and we may be unable to establish new relationships with software or digital product publishers to supplement or replace existing relationships.

Implementing our acquisition strategy could result in dilution and operating difficulties leading to a decline in revenue and operating profit.

We have acquired, and intend to continue engaging in strategic acquisitions of, businesses, technologies, services and products, such as businesses that provide outsourcing services to software publishers. For example, in April 2004, we acquired element 5, a provider of outsourced e-commerce solutions. The process of integrating an acquired business, technology, service or product into our business and operations may result in unforeseen operating difficulties and expenditures. Integration of an acquired business also may disrupt our ongoing business, distract management and make it difficult to maintain standards, controls and procedures. Moreover, the anticipated benefits of any acquisition may not be realized. If a significant number of clients of the acquired businesses cease doing business with us, we would experience lost revenue and operating profit, and any synergies from the acquisition may be lost. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities, amortization of intangible assets or impairment of goodwill.

Electronic software delivery, or ESD, is still an evolving and unproven technology and the industry may ultimately fail to accept ESD.

Our success will depend in large part on the continued growth in end-user acceptance of ESD as a method of distributing software products. ESD is a relatively new method of distributing software products to end-users, and unless ESD gains widespread market acceptance, we will be unable to achieve our business plan. Factors that are likely to influence the market acceptance of ESD include:

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

In January 2002, we adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). The statement generally establishes that goodwill and intangible assets with indefinite lives are not amortized but are to be tested on an annual basis for impairment and, if impaired, are recorded as an impairment charge in income from operations. As of December 31, 2004, we had unamortized goodwill with an indefinite life of $148.1 million, from our acquisitions made in 2004 and previous years. Our acquisition of element 5, for example, has resulted in a significant increase in unamortized goodwill. If a portion of our unamortized goodwill is determined for any reason to be impaired, the subsequent accounting of the impaired portion as an expense would lower our earnings and jeopardize our ability to demonstrate sustained profitability, which could cause our stock price to decline.

The Financial Accounting Standards Board also recently adopted a proposal to require that the fair value of stock options and other share based payments be reflected as an expense item in the financial statements of public companies for quarters beginning after June 15, 2005. As a result of the adoption of this proposal, our recorded non-cash expenses will significantly increase, which will impair our ability to maintain profitability.

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

Because the e-commerce industry is highly competitive and has low barriers to entry, we may be unable to compete effectively.

The market for e-commerce solutions is extremely competitive and we may find ourselves unable to compete effectively. Because there are relatively low barriers to entry in the e-commerce market, we expect competition to intensify as current competitors expand their product offerings and new competitors enter the market. In addition, our clients may become competitors in the future. Increased competition is likely to result in price reductions, lower average sales prices, reduced margins, longer sales cycles and a decrease or loss of our market share, any of which could negatively impact our revenue and earnings. We face competition from the following sources:

•       in-house development of e-commerce capabilities using tools or applications from companies such as BroadVision, Inc. and ATG, Inc.;

•       other providers of outsourced e-commerce solutions, such as GSI Commerce, Inc. and eSellerate;

•       system integrators and application service providers that offer tools and services for e-commerce, including companies that provide a broad range of Internet and server solutions, such as Electronic Data Systems Corporation and IBM Global Services;

•       companies that provide technologies, services or products that support a portion of the e-commerce value chain, such as payment processing, including CyberSource Corporation;

•       companies that offer a range of online marketing services, technology programs such as DoubleClick, Inc. and ValueClick, Inc.; and

•       high-traffic, branded Web sites that derive a substantial portion of their revenue from e-commerce and may themselves offer, or provide means for others to offer their products for sale, such as Amazon.com, Inc.

We believe that the principal competitive factors in our market are breadth of products and services, number of clients and online channel partnerships, brand recognition, system reliability and scalability, price, customer service, speed and accessibility and ease of use, speed to market, convenience and quality of delivery. The online channel partners and the other companies described above may compete directly with us by adopting a similar business model. Moreover, while some of these companies are also clients or potential clients of ours, they may compete with our e-commerce outsourcing solution to the extent that they develop e-commerce systems or acquire such systems from other software vendors or service providers.

Many of our competitors have, and new potential competitors may have, more experience developing Internet-based software and e-commerce solutions, larger technical staffs, larger customer bases, more established distribution channels and customer relationships, greater brand recognition and greater financial, marketing and other resources than us. In addition, competitors may be able to develop services that are superior to our services, achieve greater customer acceptance or have significantly improved functionality as compared to our existing and future products and services. Our competitors may be able to respond more quickly to technological developments and changes in customers’ needs. Our inability to compete successfully against current and future competitors could cause our revenue and earnings to decline.

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

To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our CST technology platform and the underlying network infrastructure. If we incur significant costs without adequate results, or are unable to adapt rapidly to technological changes, we may fail to achieve our business plan. The Internet and the e-commerce industry are characterized by rapid technological change, changes in user and client requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render our technology and systems obsolete. To be successful, we must adapt to rapid technological change by licensing and internally developing leading technologies to enhance our existing services, developing new products, services and technologies that address the increasingly sophisticated and varied needs of our clients, and responding to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of our CST platform and other proprietary technologies involves significant technical and business risks. We may fail to use new technologies effectively or fail to adapt our proprietary technology and systems to client requirements or emerging industry standards.

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

We design, develop, implement and manage e-commerce solutions that are crucial to the operation of our clients’ businesses. Defects in the solutions we develop could result in delayed or lost revenue, adverse end-user reaction, and/or negative publicity which could require expensive corrections. As a result, clients who experience these adverse consequences either directly or indirectly as a result of our services could bring claims against us for substantial damages. Any claims asserted could exceed the level of any insurance coverage that may be available to us. Moreover, the insurance we carry may not continue to be available on economically reasonable terms, or at all. The successful assertion of one or more large claims that are uninsured, that exceed insurance coverage or that result in changes to insurance policies (including premium increases) could adversely affect our operating results or financial condition.

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

Our future success depends on our ability to continue to identify, attract, hire, train, retain and motivate highly skilled technical, managerial, operations, merchandising, sales and marketing and client service personnel. Competition for these personnel is intense, particularly in the Internet industry. We may be unable to successfully attract, assimilate or retain sufficiently qualified personnel. Failure to do so could harm our business growth and profitability. In addition, the market price of our common stock has fluctuated substantially since our initial public offering in August 1998. Consequently, potential employees may perceive our equity incentives as less attractive and current employees whose equity incentives are no longer attractively priced may choose not to remain with our organization. In that case, our ability to attract employees will be adversely affected. Additionally, the Financial Accounting Standards Board recently adopted a proposal requiring that the fair value of stock options and other share based payments be reflected as an expense item in the financial statements of public companies for quarters beginning after June 15, 2005. As a result, our ability to use stock options as equity incentives will be adversely affected, which will make it more difficult to compete for and attract qualified personnel. Finally, should our stock price substantially decline, the retention value of stock options granted since our initial public offering will decline and employees who hold such options may choose not to remain with our organization.

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

Claims may be made against us for negligence, copyright or trademark infringement, products liability or other theories based on the nature and content of software products or tangible goods that we deliver electronically and physically. Because we did not create these products, we are generally not in a position to know the quality or nature of the content of these products. Although we carry general liability insurance and require that our customers indemnify us against end-user claims, our insurance and indemnification measures may not cover potential claims of this type, may not adequately cover all costs incurred in defense of potential claims, or may not reimburse us for all liability that may be imposed. Any costs or imposition of liability that are not covered by insurance or indemnification measures could be expensive and time-consuming to address, distract management and delay product deliveries, even if we are ultimately successful in the defense of these claims.

Security breaches could hinder our ability to securely transmit confidential information.

A significant barrier to e-commerce and communications is the secure transmission of confidential information over public networks. Any compromise or elimination of our security could be costly to remedy, damage our reputation and expose us to liability, and dissuade existing and new clients from using our services. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary for secure transmission of confidential information, such as end-user credit card numbers. A party who circumvents our security measures could misappropriate proprietary information or interrupt our operations.

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

We are subject to the same federal, state and local laws as other companies conducting business over the Internet. Today, there are relatively few laws specifically directed towards conducting business over the Internet. The adoption or modification of laws related to the Internet could harm our business, operating results and financial condition by increasing our costs and administrative burdens. Due to the increasing popularity and use of the Internet, many laws and regulations relating to the Internet are being debated at the international, federal and state levels. These laws and regulations could cover issues such as:

•       user privacy with respect to adults and minors;

•       our ability to collect necessary information that allows us to conduct business on the Internet;

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

The adoption and implementation of international laws and regulations applicable to e-commerce may impair our efforts to expand revenue from international transactions.

The European Union has adopted a privacy directive that regulates the collection and use of information that identifies an individual person. These regulations may inhibit or prohibit the collection and sharing of personal information in ways that could harm our clients or us. The globalization of Internet commerce may be harmed by these and similar regulations because the European Union privacy directive prohibits transmission of personal information outside the European Union. The United States and the European Union have negotiated an agreement providing a “safe harbor” for those companies who agree to comply with the principles set forth by the U.S. Department of Commerce and agreed to by the European Union. Failure to comply with these principles may result in fines, private lawsuits and enforcement actions. These enforcement actions can include interruption or shutdown of operations relating to the collection and sharing of information pertaining to citizens of the European Union. Certain countries in the Asia-Pacific region have also adopted, or are considering adopting, privacy laws similar to those of the European Union, which may impair our ability to expand our revenue from those countries.

In addition, in July 2003, the European Union implemented rules regarding the collection and payment of Value Added Tax, or VAT. These rules require VAT to be charged on supply delivered over electronic networks, including software and computer services, as well as information and cultural, artistic, sporting, scientific, educational, entertainment and similar services. These services are now being taxed in the country where the purchaser resides rather than where the supplier is located. Historically, suppliers of digital products that existed outside the European Union were not required to collect or remit VAT on digital orders made to purchasers in the European Union. With the implementation of these rules, we are required to collect and remit VAT on digital orders received from purchasers in the European Union which effectively raises the price for these goods by the VAT amount. This price increase could serve to discourage purchasing of our products and services which in turn could adversely affect our operating results and financial condition.

Compliance with future laws imposed on e-commerce may substantially increase our costs of doing business or otherwise adversely affect our ability to offer our services.

Because our services are accessible worldwide, and we facilitate sales of products to end-users worldwide, foreign jurisdictions may claim that we are required to comply with their laws. Laws regulating Internet companies outside of the United States may be less favorable than those in the United States, giving greater rights to consumers, content owners and users. Compliance may be more costly or may require us to change our business practices or restrict our service offerings relative to those provided in the United States. Any failure to comply with foreign laws could subject us to penalties ranging from fines to bans on our ability to offer our services.

As our services are available over the Internet in multiple states and foreign countries, these jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each state or foreign country. We and/or our subsidiaries are qualified to do business only in California, Colorado, Connecticut, Delaware, Georgia, Iowa, Michigan, Minnesota, New Jersey, New York, North Carolina, Ohio, Utah and Washington. Failure to qualify as a foreign corporation in a required jurisdiction could subject us to taxes and penalties and could result in our inability to enforce contracts in these jurisdictions.

In addition, we are subject to United States laws governing the conduct of business with other countries, such as export control laws, which prohibit or restrict the export of goods, services and technology to designated countries, denied persons or denied entities from the United States. Violation of these laws could result in fines or other actions by regulatory agencies and result in increased cost of doing business and reduced profits. In addition, any significant changes in these laws, particularly an expansion in the export control laws, will increase our costs of compliance and may further restrict our overseas client base.

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

•       the possibility of unionization of our workforce outside the United States, particularly in Europe; and

•       political or economic constraints on international trade or instability.

These risks have grown with the recent acquisition of element 5, which has substantial operations outside the U.S., and our expansion into the Asia-Pacific region.

We may be unable to successfully and cost-effectively market, sell and distribute our services in foreign markets. This may be more difficult or take longer than anticipated especially due to international challenges, such as language barriers, currency exchange issues and the fact that the Internet infrastructure in foreign countries may be less advanced than the U.S. Internet infrastructure. If we are unable to successfully expand our international operations, or manage this expansion, our operating results and financial condition could be harmed.

New obligations to collect or pay sales tax could substantially increase the cost to us of doing business.

Currently, we collect sales, use or other similar taxes with respect to electronic software download in states where we believe that we have nexus. The application of sales related taxes to interstate and international sales over the Internet is unclear and evolving. We are already required to collect and remit VAT in the European Union, for example. Local, state or foreign jurisdictions may seek to impose sales or use tax collection obligations on out-of-state companies like ours that engage in e-commerce. A successful assertion by one or more states or any foreign country that we should collect sales, use or other taxes on the sale of merchandise through our physical goods clients or on physical shipments of software could harm our results of operations. In addition, any failure by a physical goods client to collect obligatory sales or use taxes could cause the relevant jurisdiction to attempt imposing that obligation on us.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules, have required an increased amount of management attention and external resources. We intend to invest all reasonably necessary resources to comply with evolving corporate governance and public disclosure standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

We may need to raise additional capital to achieve our business objectives, which could result in dilution to existing investors or increase our debt obligations.

We require substantial working capital to fund our business. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. We have filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission to allow us to sell up to $255 million in equity or debt securities, and we have filed an acquisition shelf registration statement with the Securities and Exchange Commission that would allow us to issue up to 1,480,000 shares of common stock in acquisitions of other companies or businesses. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or these equity securities may have rights, preferences or privileges senior to those of our common stock. In June 2004, we issued 1.25% convertible notes which require us to make interest payments and will require us to pay principal when the notes become due in 2024 or in the event of acceleration under certain circumstances, unless the notes are converted into our common stock prior to that. We may not have sufficient capital to service this or any future debt securities that we may issue, and the conversion of the notes into our common stock may result in further dilution to our stockholders. Our capital requirements depend on several factors, including the rate of market acceptance of our products, the ability to expand our client base and the growth of sales and marketing. We have had significant operating losses and negative cash flow from operations since inception. Additional financing may not be available when needed, on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures, which would harm our operating results and adversely affect our ability to sustain profitability.

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

•       new products or services that we offer;

•       competitive developments including new products or services, or new relationships by our competitors;

•       changes that affect our clients or the viability of their product lines;

•       changes in financial estimates by securities analysts;

•       conditions or trends in the Internet and online commerce industries;

•       global unrest and terrorist activities;

•       changes in the economic performance and/or market valuations of other Internet or online e-commerce companies;

•       required changes in generally accepted accounting principles and disclosures;

•       our announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments or results of operations or other developments related to those acquisitions;

•       additions or departures of key personnel; and

•       sales or other transactions involving our common stock or our convertible notes.

In addition, our stock price may be impacted by the short sales and actions of other parties who may disseminate misleading information about us in an effort to profit from fluctuations in our stock price.

Our involvement in class-action litigation relating to our IPO may adversely affect our results of operations and distract management.

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

The IPO lawsuit, as well as any future allegations that we may have, in some way, violated securities laws could require us to expend significant financial and managerial resources and could result in further volatility of our stock price. The defense of any claims, with or without merit, could be time-consuming, result in costly litigation and divert technical and management personnel.

We may need to recognize and record income tax expense in the future while having no cash outlay for these taxes.

Because we have a substantial net operating loss carryforward, the related deferred tax asset is fully reserved on our balance sheet. At some future date when we meet the requirements, we may reflect the benefit of the deferred tax asset and taxation of our financial results in our financial statements. The recognition of taxes may adversely affect the trading price of our stock in the stock market. It is also possible under existing accounting rules that we may be required to record income tax expense although we may have no cash outlay for these taxes or the ability to recognize the deferred tax asset under current accounting rules. In addition, we may also be expected to pay alternative minimum tax or foreign taxes even though we have a net operation loss carryforward.

Provisions of our charter documents, other agreements and Delaware law may inhibit potential acquisition bids for us.

Certain provisions of our amended and restated certificate of incorporation, bylaws, other agreements and Delaware law could make it more difficult for a third party to acquire us, even if a change in control would be beneficial to our stockholders.

Risks Related to the Acquisition of Element 5 AG

element 5 has a history of losses and has yet to achieve sustained profitability.

element 5 has experienced significant losses since inception ($10.2 million through March 31, 2004) and has experienced significant negative cash flows from operations. To address these risks, we and element 5 must, among others things, maintain existing and develop new relationships with independent software publishers, online retailers and other companies outside of the software market, maintain and increase element 5’s client base, implement and successfully execute its business and marketing strategy, continue to develop and upgrade its technology and transaction-processing systems, provide superior customer service and order fulfillment, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurances that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business, financial condition and results of operations.

If we do not successfully integrate element 5, our business will be adversely affected.

Our acquisition of element 5 in April 2004 is recent. We therefore have a very limited operating history with element 5 and limited experience in managing its business. Integrating element 5 is a complex and time-consuming process. Prior to the acquisition, Digital River and element 5 operated independently, each with its own business, corporate culture, locations, employees and systems. Eventually, we intend to operate as a combined organization utilizing common technology, information and communication systems, operating procedures, financial controls, and human resource practices. There may be substantial difficulties, costs and delays involved in any integration of element 5 into Digital River. These may include:

•       distracting management from day-to-day operations;

•       potential incompatibility of corporate cultures;

•       potential difficulties in transitioning customers to new platforms;

•       an inability to achieve synergies as planned;

•       costs and delays in implementing common systems and procedures; and

•       increased difficulties in managing our business due to the addition of an international location and two locations in the U.S.

Many of these risks are accentuated because element 5’s operations, employees and customers are largely located outside of the U.S. Any one or all of these factors may increase operating costs or lower anticipated financial performance. Many of these factors are also outside of our control. Achieving anticipated synergies and the potential benefits underlying our reasons for the acquisition will depend on successful integration of the two businesses. The failure to integrate element 5 successfully would have a material adverse effect on our business, financial condition and results of operations.

We may be unable to retain element 5’s customers.

There can be no assurance that we will be able to retain element 5’s customers following the acquisition. A failure to retain element 5’s customers could have a material adverse effect on our financial condition and profitability.

As a result of the acquisition of element 5, we will be exposed to greater risk from currency fluctuations.

Approximately one half of element 5’s revenue and most of its costs are denominated in Euros and currencies other than U.S. dollars. As a result, a greater proportion of our revenues, earnings and costs will now be subject to currency fluctuations. We do not have, and we do not have plans to implement, a currency hedging program to mitigate the effect of fluctuations of currency prices on our financial results. As a result, our future operating results may be subject to fluctuations due to volatility in foreign currency exchange markets.

ITEM 2.   PROPERTIES.

We currently lease approximately 134,000 square feet of office and warehouse space in two facilities in Eden Prairie, Minnesota. The leases on both facilities expire in September 2005. We have the option of extending our headquarter building lease for an additional three years if we so choose. We lease approximately 27,000 square feet of office space in our facilities in Cologne, Germany, expiring in March 2010. We also lease approximately 6,200 square feet of office space in Chicago, Illinois, expiring in September 2010 and approximately 4,700 square feet of office space in suburban London, England, expiring in December 2006. In addition, we lease approximately 7,000 square feet of office space in Mountain View, California expiring in October 2006, and 2,600 square feet of office space in San Diego, California, expiring in October 2005.

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

During the summer of 2003, we, along with a substantial majority of Issuers, indirectly participated in discussions with the plaintiffs and the Issuers’ respective insurers regarding a tentative settlement of the IPO Lawsuits. The terms of the tentative settlement would provide for, among other things, a release of the Issuers and their officers and directors from all further liability resulting from plaintiffs’ claims, and the assignment to plaintiffs of certain potential claims that the Issuers may have against their IPO underwriters. The tentative settlement also provides that, in the event that plaintiffs ultimately recover less than a guaranteed sum of $1 billion from the IPO underwriters, plaintiffs would be entitled to payment by each participating Issuer’s insurer of a pro rata share of any shortfall in the plaintiffs’ guaranteed recovery. In June 2003, pursuant to the authorization of a special litigation committee of our board of directors, we entered into a non-binding memorandum of understanding reflecting the settlement terms described above. In September 2003, in connection with the possible settlement, our officers and directors who had entered tolling agreements with plaintiffs (described above) agreed to extend those agreements so that they would not expire prior to any settlement being finalized. In June 2004, we executed a final settlement agreement with the plaintiffs consistent with the terms of the memorandum of understanding. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement, subject to modification of certain bar orders contemplated by the settlement. In addition, the settlement is still subject to statutory notice requirements as well as final judicial approval. Pending final approval of the settlement, we continue to believe that the claims against us, our officers and directors are without merit and intend to defend against them vigorously.

On December 29, 2004, we announced that we had settled, for an undisclosed amount and terms, the action brought by Christopher M. Crawford against us which had alleged infringement of United States Patent No. 6,014,651. The amount of the settlement is not considered material to our operations or financial position.

In addition, we are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the final outcome of these matters is currently not determinable, we believe there is no litigation pending against us that could have, individually or in the aggregate, a material adverse effect on our consolidated financial position, results of operation or cash flows. As of December 31, 2004, we had $1.1 million accrued for various legal matters where it was estimable and probable that an unfavorable outcome will occur.

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

	HIGH	LOW
2003
First quarter	$14.57	$8.83
Second quarter	$20.10	$10.48
Third quarter	$31.50	$18.50
Fourth quarter	$34.30	$21.10

2004
First quarter	$27.11	$19.38
Second quarter	$34.83	$22.44
Third quarter	$33.55	$22.75
Fourth quarter	$44.51	$28.83

As of March 1, 2005, there were approximately 397 holders of record of our common stock. On March 1, 2005, the last sale price reported on the Nasdaq National Market for our common stock was $28.77 per share.

We have never declared or paid any cash dividends on our capital stock. We intend to retain any future earnings to support operations and to finance the growth and development of our business and do not anticipate paying cash dividends for the foreseeable future.

On November 1, 2004, we acquired all of the outstanding stock of BlueHornet Networks, Inc., a leading e-mail marketing technology and service provider. As partial consideration for the acquisition, we issued a total of 160,185 shares of our common stock to the BlueHornet shareholders. The sale and issuance of securities listed above were determined to be exempt from registration under Regulation D promulgated under the Securities Act as a transaction by an issuer not involving a public offering.

In April 2001, we announced a share repurchase program of up to $5.0 million of our outstanding shares of common stock. Repurchases are at our discretion based on ongoing assessments of the capital needs of the business and the market price of our shares. No shares were repurchased under this program during 2004, 2003 or 2002.

See Part III, Item 12 hereof with respect to securities authorized for issuance under equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA.

The following selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes.

	YEAR ENDED DECEMBER 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$154,130	$101,201	$77,783	$57,825	$31,181
Cost and expenses (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	5,013	3,585	2,357	2,710	1,477
Network and infrastructure	15,143	12,253	11,405	10,200	7,867
Sales and marketing	51,749	37,220	32,437	27,489	25,693
Product research and development	14,097	9,962	11,454	11,192	13,063
General and administrative	17,056	9,228	6,799	4,701	4,628
Litigation and other charges	(162)	—	2,500	—	—
Depreciation and amortization	8,203	7,275	6,009	4,627	3,178
Amortization of goodwill and other intangibles and acquisition related costs(a)	8,269	5,380	5,738	17,009	15,387
Total costs and expenses	119,368	84,903	78,699	77,928	71,293
Income (loss) from operations	34,762	16,298	(916)	(20,103)	(40,112)
Other income, net	1,641	838	406	881	1,996
Income before income tax expense	36,403	17,136	(510)	(19,222)	(38,116)
Income tax expense	(1,079)	—	—	—	—
Net income (loss)	$35,324	$17,136	$(510)	$(19,222)	$(38,116)
Net income (loss) per share—basic	$1.09	$0.58	$(0.02)	$(0.79)	$(1.78)
Net income (loss) per share—diluted	$0.96	$0.52	$(0.02)	$(0.79)	$(1.78)
Shares used in per-share calculation—basic	32,328	29,398	26,791	24,285	21,413
Shares used in per-share calculation—diluted	38,532	33,051	26,791	24,285	21,413

	DECEMBER 31,
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$127,734	$72,885	$40,801	$21,677	$16,920
Short-term investments	164,402	59,037	—	9,978	14,977
Working capital	198,747	85,011	14,498	14,024	17,038
Total assets	504,521	189,658	96,534	78,780	69,403
Long-term obligations	195,000	—	—	—	—
Accumulated deficit	(51,164)	(86,488)	(103,624)	(103,114)	(83,892)
Total stockholders’ equity	$192,769	$131,852	$57,186	$50,422	$48,518

(a)           In 2002, upon adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”, we discontinued the amortization of goodwill. We included $10.8 million and $7.6 million of goodwill amortization in 2001 and 2000, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

We are a provider of comprehensive e-commerce outsourcing solutions. We were incorporated in February 1994 and commenced offering products for sale through our clients’ e-commerce stores in August 1996. From inception through August 1996, we had no sales, and our activities related primarily to the development of our proprietary technology platform. In 1996, we began to focus our business development efforts on the software industry, building our catalog of software products through contracts with software publishers. In 1997, we began to develop software distribution relationships through contracts with online retailers. In late 1998, we began to offer our comprehensive e-commerce outsourcing services in the form of a transaction fee-based e-commerce service to clients outside of the software industry. As of March 1, 2005, we were providing e-commerce services for more than 40,000 software and digital products publishers, manufacturers, online retailers and online channel partners.

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

We have approximately eight years of operating history upon which investors may evaluate our business and prospects. Until 2003, we incurred significant losses, and as of December 31, 2004, had an accumulated deficit of approximately $51.2 million. We intend to expend financial and management resources on the development of additional services, sales and marketing, technology and operations to support larger-scale operations and greater service offerings. Although we expect to generate positive cash flow from operations in 2005, there can be no assurance that our revenue will increase or even continue at its current level or that we will maintain profitability or generate cash from operations in future periods.

Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new and rapidly evolving markets such as e-commerce. To address these risks, we must, among other things, attract and retain software publishers and online retailers as clients, attract and retain physical goods clients, introduce new Web sites, online stores or services, continue to upgrade and develop our systems and infrastructure to meet emerging market needs and remain competitive in our service offerings, and retain and attract personnel commensurate with our business needs. There can be no assurance that we will be successful in addressing these risks, and any failure to do so could have a material adverse effect on our business, financial condition and results of operations.

Our current and future expense levels are based largely on our planned operations and estimates of future revenue. Revenue and operating results generally depend on the volume and timing of orders received, which are difficult to forecast. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenue could have an immediate adverse effect on our business, financial condition and results of operations. Our quarterly and annual operating results are subject to fluctuations in demand for the products or services offered by us or our clients, such as anti-virus software and tax preparation software, among others.  In particular, sales of anti-virus software represented a significant portion of our revenues in recent years, and continue to be very important to our business. To the extent that our competitors successfully introduce products or services not sold through our platform that are competitive with products and services sold by current Digital River clients (including anti-virus products and services), our revenues will be adversely affected. We are also likely to continue to see revenue fluctuate on a seasonal basis, which is typical for the software publishing market in general and for our existing physical goods clients. We believe that our first and fourth quarters tend to be seasonally stronger than our second and third quarters due to the timing of demand for tax preparation software and the holiday season selling period. In addition, we believe that software publishers avoid new product releases in the summer months. In view of the rapidly evolving nature of our business, we are unable to accurately forecast our revenue and believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

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

Revenue Recognition.   We recognize revenue from services rendered once all the following criteria for revenue recognition have been met: (1) pervasive evidence of an agreement exists; (2) the services have been rendered; (3) the fee is fixed and determinable and not subject to refund or adjustment; and (4) collection of the amounts due is reasonably assured. We derive our revenue primarily from transaction fees based on a percentage of the products sale price and fees from services rendered associated with the e-commerce services provided to our clients and end customers. These services include e-commerce development and hosting, transaction processing, fraud screening, digital delivery, integration to physical fulfillment, merchandising services, analytical marketing, customer service and proprietary software backup services. We report our revenue on a net basis and therefore record only the net service fees and transaction fees as our revenue. We act as the merchant of record on most of the transactions processed and have contractual relationships with our clients, which obligate us to pay to the client a specified percentage of each sale. We retain our transaction fee and also charge fees for services rendered. Signed contracts are obtained from clients prior to recognition of these revenues. Clients do not have the right to take possession of the software applications used in the delivery of services. Payments received in advance of rendering the service, even if non-refundable, are recorded as deferred revenue until earned.

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

Goodwill, Intangibles And Other Long-Lived Assets.   We amortize property, plant and equipment, certain intangibles and certain other long-lived assets with definite lives over their useful lives. Useful lives are based on management’s estimates of the period that the assets will generate revenue. Assets with definite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Our evaluation considers nonfinancial data such as changes in the operating environment and business strategy, competitive information, market trends and operating performance. If indicators of impairment are present, we utilize an undiscounted cash flow analysis to determine the impairment amount, if any. Assets with indefinite lives are reviewed annually (or more frequently if impairment indicators are present) for impairment utilizing the two-step approach prescribed in Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Our assessment has indicated that there have been no impairments of goodwill for the years 2004, 2003 and 2002.

Income Taxes and Deferred Taxes.   We currently have significant U.S. tax loss carryforwards resulting primarily from the tax deduction for disqualifying disposition of stock options, and a lesser amount of acquired foreign operating tax loss carryforwards. The deferred tax benefit of the loss carryforwards has been fully reserved by a valuation allowance pursuant to GAAP. The benefit of the loss carryforwards from disqualifying disposition of stock options will be recognized as additional paid in capital when these deductions are utilized in future periods. The valuation reserve of the deferred tax asset will be removed if and when we have met the requirements under GAAP of more likely than not that we will realize the benefit of the deferred tax asset. Deferred tax assets are the tax value of temporary timing differences for financial reporting and tax basis of assets and liabilities.

Results Of Operations

The following table sets forth certain items from our consolidated statements of operations as a percentage of total revenue for the years indicated.

	2004	2003	2002
Revenue	100.0%	100.0%	100.0%
Costs and expenses (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	3.3	3.6	3.0
Network and infrastructure	9.8	12.1	14.7
Sales and marketing	33.6	36.8	41.7
Product research and development	9.1	9.8	14.7
General and administrative	11.1	9.1	8.8
Litigation and other charges	(0.1)	—	3.2
Depreciation and amortization	5.3	7.2	7.7
Amortization of acquisition related intangibles	5.4	5.3	7.4
Total costs and expenses	77.5	83.9	101.2
Income (loss) from operations	22.5	16.1	(1.2)
Other income/(expense), net	1.1	0.8	0.5
Income (loss) before income tax expense	23.6	16.9	(0.7)
Income tax expense	(0.7)	—	—
Net income (loss)	22.9%	16.9%	(0.7)%

REVENUE.   Our revenue increased to $154.1 million in 2004 from $101.2 million in 2003 and $77.8 million in 2002. The revenue increase in 2004 was primarily attributable to higher online activity across our client base, growth in the number of software publishers and online retailer clients, increased international sites, and accretive acquisitions. The revenue increase in 2003 as compared to 2002 resulted from further expansion of our key client relationships, increasing market acceptance of electronic software downloading, merchandising activities that increased the average sales generated by our software publisher clients, the acquisitions completed by us in 2003, and a full year of revenue for the acquisitions completed at various times during 2002. New acquisitions during each respective year generated approximately 16.1%, 1.5% and 9% of our total revenue during 2004, 2003 and 2002, respectively.

International sales represented approximately 31%, 24% and 22% of revenue in the years ended December 31, 2004, 2003 and 2002, respectively.

GROSS MARGIN (Exclusive of depreciation and amortization, consistent with our Consolidated Statement of Operations.)   Cost of revenue consists of direct cost of services and network and infrastructure costs and is composed of direct labor costs related to revenue and the costs to operate and maintain our technology platform, as well as customer service and operations functions. Such amounts are shown exclusive of any related depreciation and amortization expenses. Gross margin increased substantially in all years presented, reflecting our growth in revenue. Gross margin was $134.0 million in 2004, up from $85.4 million in 2003 and $64.0 million in 2002. Gross profit margins were 86.9%, 84.3% and 82.3% in the years ended December 31, 2004, 2003 and 2002, respectively. The gross profit margin increases in 2004, 2003 and 2002 were primarily due to leveraging our infrastructure over significantly more revenue and clients. We continue to believe that e-commerce and related services may become more competitive in the future. Accordingly, we may have to reduce our pricing or alter our pricing structure and policies in the future and any such change could negatively impact gross margins. We expect direct cost of services and network and infrastructure to increase in absolute dollars and remain relatively flat as a percent of revenue.

GROSS MARGIN (Inclusive of depreciation and amortization, an alternative to our Consolidated Statement of Operations presentation.).   Gross margin, inclusive of deprecation and amortization was $127.5 million in 2004, up from $79.6 million in 2003 and $59.2 million in 2002. Gross profit margins, inclusive of depreciation and amortization, were 82.7%, 78.6% and 76.2% in the years ended December 31, 2004, 2003 and 2002, respectively. This inclusive presentation is an allocation of depreciation and amortization costs from that line item in our Consolidated Statement of Operations. This inclusive allocation impacts neither net income (loss), nor net income (loss) per share as reported.

SALES AND MARKETING.   Sales and marketing expense consists primarily of personnel and related expenses, advertising and promotional expenses, credit card chargebacks and bad debt expense, and credit card transaction fees. Sales and marketing expense increased to $51.7 million in 2004, from $37.2 million and $32.4 million in 2003 and 2002, respectively. The increase in 2004 from 2003 resulted primarily from increases in credit card transaction fees of $8.0 million and personnel related expenses, including personnel of acquired businesses, of $4.8 million. The increase in 2003 from 2002 resulted primarily from increases in credit card transaction fees of $3.0 million, credit card chargeback expense of $1.5 million, and personnel related expenses of $0.3 million. As a percentage of revenue, sales and marketing expense decreased to 33.6% in 2004 from 36.8% in 2003 and 41.7% in 2002, primarily reflecting our increased revenue. We expect that sales and marketing expense will continue to increase in absolute dollars as we continue to build our sales and marketing infrastructure and develop marketing programs, and as volume-driven credit card expenses and chargebacks increase. As a percentage of revenue, these expenses are expected to continue to moderately decrease.

PRODUCT RESEARCH AND DEVELOPMENT.   Product research and development expense consists primarily of personnel and related expenses and consulting costs associated with developing and enhancing our technology platform and related internal systems. Product research and development expense was $14.1 million in 2004, compared to $10.0 million and $11.5 million in 2003 and 2002, respectively. The increase in 2004 from 2003 resulted primarily from increases in personnel related expenses, including personnel of acquired businesses, of $3.9 million offset by a decrease of $0.3 million in consulting related expenses. In addition, we expanded and redeployed our R&D team in 2004 to advance our new self-service, remote control technology, and to develop the international and e-marketing capabilities of our next-generation e-commerce platform, and capitalized approximately $2.7 million of software development costs related to those efforts. The amortization of capitalized development costs is included in our depreciation expense line shown separately on our statement of operations. The decrease in 2003 from 2002 resulted primarily from a decrease in consulting expenses of $1.2 million. As a percentage of revenue, product research and development expense decreased to 9.1% in 2004 from 9.8% in 2003 and 14.7% in 2002, primarily reflecting our increased revenue. We expect that product research and development expenses will increase in absolute dollars but decline slightly on a percentage basis as revenues increase.

GENERAL AND ADMINISTRATIVE.   General and administrative expense consists principally of executive, accounting and administrative personnel and related expenses, insurance expense, professional fees and investor relations’ expenses. General and administrative expense increased to $17.1 million in 2004 from $9.2 million in 2003 and $6.8 million in 2002. The increase in 2004 from 2003 resulted primarily from increases in personnel and consulting related expenses, including personnel and consulting expenses of acquired businesses, of approximately $2.6 million in support of our infrastructure, as well as increases of approximately $3.4 million in professional and legal fees and audit and tax services predominantly associated with compliance with the Sarbanes-Oxley Act and related rules and regulations, international tax planning, foreign governance compliance, and ongoing litigation expenses. The increase in 2003 from 2002 resulted primarily from increases in personnel related expenses of approximately $0.9 million, legal and professional fees of approximately $0.8 million and insurance charges of approximately $0.3 million. As a percentage of revenue, general and administrative expense increased to 11.1% in 2004 from 9.1% in 2003 and 8.8% in 2002, reflecting our increased revenue as well as our growth in the expense base from legal and professional services and infrastructure changes in 2004 and 2003. We expect general and administrative expense to increase in absolute dollars in the future and moderately decrease as a percentage of revenue.

LITIGATION AND OTHER CHARGES.   In December 2004, we announced that we had settled, for an undisclosed amount and terms, the action brought by Christopher M. Crawford against us which had alleged infringement of U.S. Patent No. 6,014,651. This amount was charged against the previously established litigation reserve. The balance of the litigation reserve was credited to litigation expense. In addition, various other legal matters, not previously reserved, were charged to litigation expense in 2004. In 2004, we also reviewed all outstanding legal matters and based on that review established a litigation reserve, and incurred litigation expense, of $1.1 million. The net result of these actions resulted in a credit to litigation expense of $0.2 million in 2004. During 2003, no charges were recorded for settlement of litigation and other charges. During March 2002, we recorded a charge for pending litigation of $2.3 million. This reserve was established based upon developments in new and existing litigation for which we determined, in the first quarter of 2002, that payment was both probable and estimable. In the fourth quarter of 2002, our ongoing contractual dispute with ePedas Sdn Bhd was settled with no admission of liability by either party and our agreement to pay $0.6 million to ePedas. This amount was charged against the litigation reserve. Each party released the other from all claims related to the dispute and dismissed their respective claims with prejudice.

DEPRECIATION AND AMORTIZATION.   Depreciation and amortization expense consists primarily of depreciation of computer equipment, office furniture and amortization of purchased and internally developed software as well as leasehold improvements made to our leased facilities as well as amortization of debt financing costs. Computer equipment, software and furniture are depreciated under the straight-line method using lives of three to seven years, and leasehold improvements are amortized over the shorter of the asset life or remaining length of the lease. Depreciation and amortization expense increased to $8.2 million in 2004 from $7.3 million in 2004 and $6.0 million in 2002. The increased expenses in 2004 and 2003 resulted primarily from increases in our assets as gross capitalized property and equipment increased to

$41.1 million by December 31, 2004 from $32.4 million on December 31, 2003 and $29.0 million on December 31, 2002.

AMORTIZATION OF ACQUISITION RELATED INTANGIBLES.   Amortization of acquisition related intangibles consists of the amortization of other intangible assets recorded from our 17 acquisitions in the past four years. Amortization of acquisition related intangibles increased to $8.3 million in 2004 from  $5.4 million in 2003 and $5.7 million in 2002. The increase in 2004 from 2003 reflects the increased amortization of 2004 acquisitions only partially offset by full amortization of certain past acquisitions. The decrease in 2003 from 2002 reflects the full amortization of certain past acquisition costs which reduced expense in amounts greater than the amortization expense added by new acquisitions in 2003. We complete our annual goodwill impairment test using a two-step approach in the fourth quarter of each year. Our assessment has indicated that there is no impairment of goodwill for the years ended December 31, 2004, 2003 and 2002.

INCOME (LOSS) FROM OPERATIONS.   Our income from operations in 2004 was $34.8 million, up from $16.3 million in 2003 and a loss of $0.9 million in 2002. As a percentage of revenue, income from operations was 22.5% in 2004, 16.1% in 2003 and a loss of 1.2% in 2002. The increase in income from operations in 2004 and 2003 resulted primarily from increased revenue without corresponding increases in operating expenses.

OTHER INCOME/(EXPENSE), NET.   Other income/(expense), net consists of interest income on our cash and cash equivalents and short-term investments, interest expense on debt financing obligations, currency gain or loss from remeasured foreign transactions or assets from their native currency to their functional currency, as well as gain or loss on the sale of investments. Interest income was $3.2 million, $0.8 million and $0.4 million in 2004, 2003 and 2002, respectively. Interest expense was $1.5 million in 2004 with no corresponding interest expense in 2003 or 2002. Gains or losses from currency re-measurement and the sale of investments were immaterial in 2004, 2003, and 2002.

INCOME TAXES.   In 2004, we had tax expense of $1.1 million primarily related to corporate tax expense in Germany. U.S. net income was almost fully offset by net operating loss carryforwards. As of December 31, 2004, we had net U.S. operating loss carryforwards of approximately $96.7 million, and foreign tax loss carryforwards of $7.8 million. Included in this amount are approximately $88.3 million of deductions resulting from disqualifying dispositions of stock options. When these disqualifying disposition deductions are realized for financial statement purposes they will not result in a reduction in income tax expense, rather the benefit will be recorded as additional paid-in-capital. These income tax net operating loss carryforwards expire in the years 2012 through 2024. Additionally, we have made a Section 338 election allowing us to deduct the step up basis in acquisitions of approximately $100 million over 15 years. Deductions from disqualifying dispositions of stock options are included in net operating loss carryforwards with a corresponding valuation allowance. Because of the uncertainty of future realization, a valuation allowance equal to the deferred tax asset has been recorded. Ownership changes resulting from the issuance of additional equity may limit future annual realization of the tax net operating loss carryforwards to a specified percentage of our value under Section 382 of the Internal Revenue Code.

Liquidity and Capital Resources

As of December 31, 2004, we had $127.7 million of cash and cash equivalents, $164.4 million of short-term investments and working capital of approximately $198.7 million. Significant components of our working capital are cash and cash equivalents, short-term investments and short-term receivables net of client and merchant payables. Our primary source of internal liquidity is our operating activities. Net cash generated by operating activities in 2004, 2003 and 2002 was $85.1 million, $47.8 million and $17.6 million, respectively. Net cash generated by operating activities in 2004 was the result of net income, increases in accounts payable and other accrued liabilities offset by increases in accounts receivable. Net cash generated by operating activities in 2003 was the result of net income, decreases in accounts receivable, and increases in accounts payable, deferred revenue and other accrued liabilities. Net cash generated by operating activities in 2002 was primarily due to declining net losses and growing accounts payable balances.

Net cash used in investing activities was $241.4 million in 2004 and was the result of net purchases of investments of $105.6 million, cash paid for acquisitions, net of cash received, of $126.5 million and purchases of capital equipment of $6.6 million and capitalized internal-use software of $2.7 million. Net cash used in investing activities was $72.2 million in 2003 and was the result of purchases of investments of $59.0 million, purchases of capital equipment of $6.3 million and cash paid for acquisitions, net of cash received, of $6.9 million. Net cash used in investing activities was $0.6 million in 2002 and was the result of purchases of equipment of $5.2 million and cash paid for acquisitions, net of cash received, of $5.4 million offset by $10.0 million in investment sales. In April 2004, we acquired element 5 AG, a privately held company based in Germany. Under the terms of the acquisition, we paid $120 million in cash to acquire all of the outstanding shares of capital stock of element 5. In June 2004, we announced that we acquired substantially all of the assets and assumed certain liabilities of Fireclick, Inc. Under the terms of the agreement, we paid $7.5 million in cash. In November 2004, we acquired all of the outstanding stock of BlueHornet Networks, Inc. Under the terms of the agreement we issued 160,185 shares of common stock to BlueHornet shareholders and assumed debt obligations of BlueHornet totaling approximately $0.7 million.

In June 2004 we sold and issued $175 million in aggregate principal amount of 1.25% convertible senior notes due January 1, 2024, in a private, unregistered offering. The notes were sold at 100% of their principal amount. The initial purchasers exercised in full their option to purchase up to an additional $20 million in aggregate principal amount of the notes, closing on July 6, 2004. Our primary other source of external liquidity has been issuances of our stock, either through public offerings or by exercise of stock options and through purchases under our employee stock purchase plan. Net cash provided by financing activities in 2004, 2003 and 2002 was $209.0 million, $56.5 million and $2.2 million, respectively. Cash provided from the issuance of convertible senior notes in 2004 totaled $188.4 million, net of financing expense. Cash provided from a follow-on offering of our common stock in 2003 totaled $43.4 million. Proceeds from the exercise of stock options and warrants provided cash totaling $19.7 million, $12.3 million and $4.3 million in 2004, 2003 and 2002, respectively. In 2002, we repaid the $2.5 million in notes payable related to our August 2001 acquisition of RegSoft which caused a decrease in net cash provided by financing activities.

Contractual Obligations

At December 31, 2004, our principal commitments consisted of interest and principal on our convertible senior notes and long-term obligations outstanding under operating leases. Although we have no material commitments for capital expenditures, we anticipate continued capital expenditures consistent with our anticipated growth in operations, infrastructure and personnel as well as those that may arise in connection with our integration of element 5, Fireclick, Inc. and BlueHornet Networks. We also anticipate that we will continue to experience growth in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources.

	Payment due by period (in thousands)
Contractual Obligations	Total Amount Committed	2005	2006-2007	2008-2009	2010 and Thereafter
Operating Lease Obligations	$5,465	$1,921	$1,896	$1,405	$243
Convertible Senior Notes	$241,313	$2,438	$4,875	$4,875	$229,125
Total	$246,778	$4,359	$6,771	$6,280	$229,368

We expect to continue to evaluate and consider potential strategic transactions, including business combinations and acquisitions of businesses, products, services and other assets as well as licenses of technology related to our current business. At any given time, we may be engaged in discussions or negotiations with respect to one or more such transactions. Any such transactions could have a material impact on our financial position, results of operations, and cash flows. There is no assurance that any such discussions or negotiations will result in the consummation of any transaction. The process of integrating any acquisition may create unforeseen challenges for our operational, financial and management information systems, as well as unforeseen expenditures and other risks, including diversion of management’s attention from other business concerns, the potential loss of key customers, employees and business partners, difficulties in managing facilities and employees in different geographic areas, and difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions. In addition, an acquisition may cause us to assume liabilities or become subject to litigation. Further, there can be no assurance that we will realize a positive return on any acquisition or that future acquisitions will not be dilutive to our current shareholders’ percentage ownership or to earnings. We have allocated significant value in the form of goodwill and intangibles for the companies we acquired in the past, which is subject to impairment testing on a regular basis. If the individual businesses do not perform as expected at the acquisition dates, we may incur impairment charges for goodwill, accelerated amortization of definite-lived intangibles due to shortened expected lives of these assets, immediate write-offs and restructuring or other related expenses.

In April 2004, in connection with our acquisition of element 5, we established a $45 million secured revolving credit facility with Harris Trust and Savings Bank. This facility was repaid in full and terminated in connection with the sale and issuance of our 1.25% convertible senior notes in June 2004.

With respect to our convertible senior notes, we are required to pay interest on the notes on January 1 and July 1 of each year beginning January 1, 2005. The notes bear interest at a rate of 1.25% and, if specified conditions are met, are convertible into our common stock at a conversion price of $44.063 per share. The notes may be surrendered for conversion under certain circumstances, including the satisfaction of a market price condition, such that the price of our common stock reaches a specified threshold; the satisfaction of a trading price condition, such that the trading price of the notes falls below a specified level; the redemption of the notes by us, the occurrence of specified corporate transactions, as defined in the related indenture; and the occurrence of a fundamental change, as defined in the related indenture. The initial conversion price is equivalent to a conversion rate of approximately 22.6948 shares per $1,000 of principal amount of the notes. We will adjust the conversion price if certain events occur, as specified in the related indenture, such as the issuance of our common stock as a dividend or distribution or the occurrence of a stock subdivision or combination. If a fundamental change, such as a change in our control, as defined in the related indenture, occurs on or before January 1, 2009, we may also be required to purchase the notes for cash and pay an additional make whole premium payable in our common stock upon the repurchase or conversion of the notes in connection with the fundamental change. Holders of the notes have the right to require us to repurchase their notes prior to maturity on January 1, 2009, 2014 and 2019. We have the right to redeem the notes, under certain circumstances, on or after July 1, 2007 and prior to January 1, 2009, and we may redeem the notes at anytime on or after January 1, 2009.

Liquidity and Capital Resource Requirements

We believe that existing sources of liquidity and the results of our operations will provide adequate cash to fund our on-going operations for the foreseeable future, although we may seek to raise additional capital during that period. In January 2002, we filed a universal shelf registration statement with the SEC pursuant to which we could issue up to $100 million in common stock, preferred stock, debt securities and/or warrants.  Of this amount, approximately $45 million was utilized to issue common stock in our July 2003 public offering leaving approximately $55 million available for future use.  In January 2005, we filed a registration statement to increase our available shelf registration amount from approximately $55 million to $255 million. In addition, we filed an acquisition shelf for up to approximately 1.5 million shares. These filings were made to provide future flexibility for acquisition and financing purposes. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. There can be no assurances that financing will be available in amounts or on terms acceptable to us, if at all.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS 123 (R), “Share-Based Payment.”  This Statement is a revision to SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. No compensation cost is recognized for equity instruments for which employees do not render service. We will adopt SFAS 123(R) effective on July 1, 2005, requiring compensation cost to be recognized as expense for the portion of outstanding unvested awards, and any new awards made thereafter, based on the grant-date fair value of those awards.

ITEM 7a. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK.

Interest Rate Risk

We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including government obligations and money market funds. Investments are classified as available-for-sale securities and carried at their market value with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive income/(loss) within stockholders’ equity. As of December 31, 2004, all securities held had maturities of less than three years. A sharp rise in interest rates could have an adverse impact on the market value of certain securities in our portfolio. We do not currently hedge our interest rate exposure and do not enter into financial instruments for trading or speculative purposes or utilize derivative financial instruments. A hypothetical and immediate 1 percent increase in interest rates would decrease the fair value in our investment portfolio held at December 31, 2004 by $0.3 million. A hypothetical and immediate 1 percent decrease in interest rates would increase the fair value in our investment portfolio held at December 31, 2004 by $0.4 million. Such hypothetical changes in interest rates would not materially impact our investment portfolio held at December 31, 2003. The approximate gains or losses in earnings are estimates, and actual results could vary due to the assumptions used. We currently have $195 million of 1.25% fixed rate continent convertible debt outstanding. We believe there is minimal risk that market interest rates will drop significantly below 1.25%.

Foreign Currency Risk

Our operations have historically been conducted primarily in the United States currency and as such have not been subject to material foreign currency exchange rate risk.  However, the growth in our international operations is increasing our exposure to foreign currency fluctuations as well as other risks typical of international operations, including, but not limited to differing economic conditions, changes in political climate, differing tax structures and other regulations and restrictions. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. For example, approximately half of our recently acquired subsidiary element 5’s revenue is denominated in euros or currencies other than the U.S. dollar. As a result, a greater proportion of our revenues and earnings are now subject to currency fluctuations. We translate statement of operations amounts that are denominated in foreign currency into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased net revenues, operating expenses and net income. Conversely, our net revenues, operating expenses and net income will decrease when the U.S. dollar strengthens against foreign currencies. We do not currently have a currency hedging program to mitigate the effect of fluctuations of currency prices on our financial results. Were the foreign currency exchange rates to depreciate immediately and uniformly against the U.S. dollar by 10 percent from levels at December 31, 2004 and 2003, our reported cash balances would decrease $2.1 million and $0.8 million, or 1.6 and 1.1 percent, respectively, and net investment in foreign operations would decrease by $0.1 million. The approximate gain or losses in earnings or foreign investment are estimates, and actual results could vary due to the assumptions used.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our Financial Statements and Notes thereto appear beginning at page 52 of this report.

QUARTERLY FINANCIAL DATA (UNAUDITED)

	QUARTER ENDED
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
2004
Revenue	$31,855	$34,877	$39,439	$47,959
Income from operations(a)	7,518	6,888	7,809	12,547
Net income	7,615	6,756	8,126	12,828
Net income per share—basic	0.24	0.21	0.25	0.39
Net income per share—diluted(b)	$0.22	$0.19	$0.22	$0.33

	QUARTER ENDED
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
2003
Revenue	$24,600	$22,764	$26,748	$27,089
Income from operations(a)	3,952	2,520	4,477	5,349
Net income	4,022	2,767	4,741	5,606
Net income per share—basic	0.15	0.10	0.16	0.18
Net income per share—diluted	$0.13	$0.09	$0.14	$0.16

(a)           Income from operations includes amortization of acquisition related intangibles of $1,579, $2,267, $2,434 and $1,989 in the quarters ended March 31, June 30, September 30 and December 31, 2004, respectively, and $1,221, $1,246, $1,411, and $1,502 in the quarters ended March 31, June 30, September 30 and December 31, 2003, respectively.

(b)          Subsequent to our issuance of 1.25% convertible senior notes on June 1, 2004, the Emerging Issues Task Force (EITF), Issue No. 04-08, proposed that the unissued shares underlying contingent convertible notes be treated as if such shares were issued and outstanding for the purposes of calculating GAAP diluted earnings per share. On October 13, 2004, the Financial Accounting Standards Board (FASB) ratified this new accounting treatment for periods ending after December 15, 2004 and is retroactive for all period reported. As a result, the dilutive effect of our 1.25% convertible senior notes is now reflected in our quarterly diluted earnings per share numbers in 2004.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Based on their evaluation of our disclosure controls and procedures conducted as of December 31, 2004, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) are effective at the reasonable assurance level. This evaluation did not identify any change in our internal control over financial reporting that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining an adequate system of internal control over financial reporting. This system of internal accounting controls is designed to provide reasonable assurance that assets are safeguarded, transactions are properly recorded and executed in accordance with management’s authorization and financial statements are prepared in accordance with generally accepted accounting principles. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2004 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management’s assessment of the effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report in which they expressed an unqualified opinion, which is included herein.

/s/ JOEL A. RONNING
Joel A. Ronning
Chief Executive Officer
March 14, 2005
/s/ CARTER D. HICKS
Carter D. Hicks
Chief Financial Officer
March 14, 2005

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Digital River, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Digital River, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Digital River, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Digital River, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Digital River, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Digital River, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 of Digital River, Inc. and our report dated March 14, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Minneapolis, Minnesota
March 14, 2005

ITEM 9B.       OTHER INFORMATION.

None.

PART III

Certain information required in Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2005 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Other than the identification of executive officers, which is set forth in Part I, Item 1 hereof, the information required in Item 10 of Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2005 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

We have adopted a Code of Conduct and Ethics, a copy of which we undertake to provide to any person, without charge, upon request. Such requests can be made in writing to the attention of Corporate Secretary at our principal executive offices address. To the extent permitted by the rules promulgated by the NASD, we intend to disclose any amendments to, or waivers from, the Code provisions applicable to our principal executive officer or senior financial officers, including our chief financial officer and controller, or with respect to the required elements of the Code, on our website, www.digitalriver.com under the “Investor Relations” link.

ITEM 11.         EXECUTIVE COMPENSATION.

The information required in Item 11 of Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2005 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required in Item 12 of Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2005 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required in Item 13 of Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2005 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required in Item 14 of Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2005 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)           The following documents are filed as part of this report:

(1)         Financial Statements.

The consolidated financial statements required by this item are submitted in a separate section beginning on page 52 of this report.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity

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

2.2(2)	Amended and Restated Asset Purchase Agreement dated February 9, 2002 by and between the Registrant and Beyond.com.
2.3(3)	First Amendment to the Amended and Restated Asset Purchase Agreement dated as of March 15, 2002 by and between the Registrant and Beyond.com.
2.4(3)	Post-Closing Amendment to the Amended and Restated Asset Purchase Agreement dated as of March 31, 2002 by and between the Registrant and Beyond.com.
3.1(4)	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.
3.2(6)	Amended and Restated Bylaws of the Registrant, as currently in effect.
3.3(4)	Certificate of Amendment of Amended and Restated Certificate of Incorporation (amending Exhibit 3.1).
4.1(7)	Specimen Stock Certificate.
4.2(4)	Form of Senior Debt Indenture.
4.3(4)	Form of Subordinated Debt Indenture.
4.4	References are hereby made to Exhibits 3.1, 3.2 and 3.3.

4.5(13)	Indenture dated as of June 1, 2004 between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the Note.
10.1(7)	Form of Indemnity Agreement between Registrant and each of its directors and executive officers.
10.2(7)	Employment and Non-Competition Agreement effective May 25, 1998 by and between Joel A. Ronning and the Registrant. *
10.3(7)	Consent to Assignment and Assumption of Lease dated April 22, 1998 by and between CSM Investors, Inc., IntraNet Integration Group, Inc. and Registrant.
10.4(5)	Assignment of Lease dated April 21, 1998 by and between Intranet Integration Group, Inc. and Registrant.
10.5(5)	Lease Agreement dated January 18, 2000 between Property Reserve, Inc. and Registrant.
10.6(6)	First Amendment of Lease dated January 31, 2001 to that certain Lease dated April 24, 1996 between CSM Investors, Inc. and Registrant (as assignee of Intranet Integration Group, Inc.).
10.7(8)	1998 Stock Option Plan, as amended. *
10.8(9)	1999 Stock Option Plan, formerly known as the 1999 Non-Officer Stock Option Plan, as amended. *
10.9(8)	2000 Employee Stock Purchase Plan, as amended, and offering. *
10.11(10)	Second Amendment of Lease dated April 22, 2002 to that certain Lease dated April 24, 1996 between CSM Investors, Inc. and Registrant (as assignee of Intranet Integration Group, Inc.) as amended.
10.12(10)	Second Amendment of Lease dated April 28, 2003 to that certain Lease dated January 18, 2000 between Property Reserve Inc. and Registrant.
10.13(11)	Employment Agreement with Jay Kerutis. *
10.14(12)	Employment Agreement with Gary Howorka. *
10.15(13)	Registration Rights Agreement dated as of June 1, 2004 between Digital River, Inc. and the initial purchasers of Senior Convertible Notes due January 1, 2024.
12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of Digital River, Inc.
23.1	Consent of Independent Registered Public Accounting Firm, dated March 14, 2005.
24.1	Power of Attorney, pursuant to which amendments to this Annual Report on Form 10-K may be filed, is included on the signature pages of this Annual Report on Form 10-K.
31.1	Certification of Digital River, Inc.’s Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Digital River, Inc.’s Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Digital River, Inc.’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Digital River, Inc.’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Management contract or compensatory plan.

  (1)    Incorporated by reference from the Company’s Current Report on Form 8-K filed May 4, 2004.

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

  (8)    Incorporated by reference from the Company’s Registration Statement on Form S-8 (File No. 333-105864) filed on June 5, 2003.

  (9)    Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003.

(10)   Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.

(11)   Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 13, 2003.

(12)   Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 15, 2004.

(13)   Incorporated by reference from the Company’s Current Report on Form 8-K filed July 13, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Eden Prairie, State of Minnesota, on the 15th of March 2005.

DIGITAL RIVER, INC.
By:	/s/ JOEL A. RONNING
Joel A. Ronning
CHIEF EXECUTIVE OFFICER AND DIRECTOR

e

We, the undersigned, directors and officers of Digital River, Inc., do hereby severally constitute and appoint Joel A. Ronning and Carter D. Hicks and each or any of them, our true and lawful attorneys and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE
/s/ JOEL A. RONNING	Chief Executive Officer and Director (Principal	March 15, 2005
Joel A. Ronning	Executive Officer)
/s/ CARTER D. HICKS	Chief Financial Officer and Treasurer (Principal	March 15, 2005
Carter D. Hicks	Accounting Officer)
/s/ PERRY W. STEINER	Director	March 15, 2005
Perry W. Steiner
/s/ WILLIAM LANSING	Director	March 15, 2005
William Lansing
/s/ THOMAS F. MADISON	Director	March 15, 2005
Thomas F. Madison
/s/ J. PAUL THORIN	Director	March 15, 2005
J. Paul Thorin
/s/ FREDERIC SEEGAL	Director	March 15, 2005
Frederic Seegal

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Digital River, Inc.

We have audited the accompanying consolidated balance sheets of Digital River, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digital River, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Digital River, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Minneapolis, Minnesota March 14, 2005

DIGITAL RIVER, INC.
Consolidated Balance Sheets as of December 31
(in thousands, except share data)

	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$127,734	$72,885
Short-term investments	164,402	59,037
Accounts receivable, net of allowance of $1,146 and $319	21,520	9,306
Prepaid expenses and other	1,843	1,589
Total current assets	315,499	142,817
PROPERTY AND EQUIPMENT, NET	17,367	14,634
GOODWILL	148,086	23,921
INTANGIBLE ASSETS, net of accumulated amortization of $28,245 and $19,976	17,297	8,172
OTHER ASSETS	6,272	114
	$504,521	$189,658
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$88,052	$41,814
Accrued payroll	5,332	2,825
Deferred revenue	3,901	3,572
Accrued acquisitions expenses	6,720	1,333
Other accrued liabilities	12,747	8,262
Total current liabilities	116,752	57,806
NON-CURRENT LIABILITIES:
Convertible senior notes	195,000	—
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS’ EQUITY:
Preferred Stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $.01 par value; 60,000,000 shares authorized; 33,652,149 and 31,497,719 shares issued and outstanding	337	315
Additional paid-in capital	243,926	217,981
Accumulated deficit	(51,164)	(86,488)
Accumulated other comprehensive income (loss)	(330)	44
Total stockholders’ equity	192,769	131,852
	$504,521	$189,658

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL RIVER, INC.
Consolidated Statements of Operations for the Years Ended December 31
(in thousands, except per share data)

	2004	2003	2002
REVENUE	$154,130	$101,201	$77,783
COSTS AND EXPENSES (exclusive of depreciation and
amortization expense shown separately below):
Direct cost of services	5,013	3,585	2,357
Network and infrastructure	15,143	12,253	11,405
Sales and marketing	51,749	37,220	32,437
Product research and development	14,097	9,962	11,454
General and administrative	17,056	9,228	6,799
Litigation and other charges	(162)	—	2,500
Depreciation and amortization	8,203	7,275	6,009
Amortization of acquisition related intangibles	8,269	5,380	5,738
Total cost and expenses	119,368	84,903	78,699
INCOME (LOSS) FROM OPERATIONS	34,762	16,298	(916)
OTHER INCOME/(EXPENSE), NET	1,641	838	406
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	36,403	17,136	(510)
INCOME TAX EXPENSE	(1,079)	—	—
NET INCOME (LOSS)	$35,324	$17,136	$(510)
NET INCOME (LOSS) PER SHARE:
BASIC	$1.09	$0.58	$(0.02)
DILUTED	$0.96	$0.52	$(0.02)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	32,328	29,398	26,791
DILUTED	38,532	33,051	26,791

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL RIVER, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands)

			Additional		Other		Total
	Common Stock		Paid-In	Deferred	Comprehensive	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Equity	Income (Loss)
BALANCE, December 31, 2001	26,463	$265	$153,308	$(37)	$—	$(103,114)	$50,422	$(19,200)
Net loss	—	—	—	—	—	(510)	(510)	(510)
Common stock issued for acquisitions and earn-out arrangements	171	2	2,553	—	—	—	2,555
Exercise of stock options	854	8	4,294	—	—	—	4,302
Common stock issued under the Employee Stock Purchase Plan	49	—	380	—	—	—	380
Deferred compensation expense	—	—	—	37	—	—	37
BALANCE, December 31, 2002	27,537	275	160,535	—	—	(103,624)	57,186	(510)
Net income	—	—	—	—	—	17,136	17,136	17,136
Unrealized gain on investments	—	—	—	—	44	—	44	44
Sales of common stock	2,100	21	43,385	—	—	—	43,406
Common stock issued for acquisitions and earn-out arrangements	88	1	1,024	—	—	—	1,025
Exercise of stock options	1,680	17	12,238	—	—	—	12,255
Common stock issued under the Employee Stock Purchase Plan	93	1	799	—	—	—	800
BALANCE, December 31, 2003	31,498	315	217,981	—	44	(86,488)	131,852	17,180
Net income	—	—	—	—	—	35,324	35,324	35,324
Unrealized loss on investments	—	—	—	—	(275)	—	(275)	(275)
Foreign currency translation	—	—	—	—	(99)	—	(99)	(99)
Common stock issued for acquisitions	160	2	5,342	—	—	—	5,344
Exercise of stock options	1,943	19	19,700	—	—	—	19,719
Common stock issued under the Employee Stock Purchase Plan	51	1	903	—	—	—	904
BALANCE, December 31, 2004	33,652	$337	$243,926	$—	$(330)	$(51,164)	$192,769	$34,950

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL RIVER, INC.
Consolidated Statements of Cash Flows For the Years Ended December 31,
(in thousands)

	2004	2003	2002
OPERATING ACTIVITES:
Net income (loss)	$35,324	$17,136	$(510)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of acquisition related intangibles	8,269	5,380	5,738
Change in accounts receivable allowance (net of acquisitions)	709	(1,247)	908
Depreciation and amortization	8,203	7,275	6,009
Deferred compensation expense	—	—	37
Litigation and other charges	1,090	—	1,675
Change in operating assets and liabilities (net of acquisitions):
Accounts receivable	(8,223)	3,558	(3,138)
Prepaid and other assets	1,037	132	(432)
Accounts payable	34,433	9,210	8,025
Deferred revenue	(230)	1,671	759
Accrued payroll and other accrued liabilities	4,523	4,716	(1,488)
Net cash provided by operating activities	85,135	47,831	17,583
INVESTING ACTIVITIES:
Purchases of investments	(199,699)	(58,993)	—
Sales of investments	94,059	—	9,978
Cash paid for acquisitions, net of cash received	(126,457)	(6,944)	(5,383)
Purchases of equipment and capitalized software	(9,255)	(6,271)	(5,236)
Net cash used in investing activities	(241,352)	(72,208)	(641)
FINANCING ACTIVITIES:
Principal amount on line of credit	45,000	—	—
Repayment of principal on line of credit	(45,000)	—	—
Net proceeds on issuance of 1.25% convertible senior notes due 1/1/2024	188,371	—	—
Proceeds from sales of common stock	—	43,406	—
Exercise of stock options and warrants	19,719	12,255	4,302
Sales of common stock under employee stock purchase plan	904	800	380
Repayment of notes payable	—	—	(2,500)
Net cash provided by financing activities	208,994	56,461	2,182
EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,072	—	—
NET INCREASE IN CASH AND CASH EQUIVALENTS	54,849	32,084	19,124
CASH AND CASH EQUIVALENTS, beginning of period	72,885	40,801	21,677
CASH AND CASH EQUIVALENTS, end of period	$127,734	$72,885	$40,801
NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in acquisitions and earn-outs	$5,344	$1,025	$2,555

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL RIVER, INC.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

1.   Nature of Operations and Summary of Significant Accounting Policies:

We provide e-commerce services to our clients, including online store development and hosting, transaction processing, electronic software delivery, fraud screening, customer service and analytical marketing. Through contractual relationships with software publishers and online retailers, we offer software products for sale via the Internet. Beginning in late 1998, we also began to offer e-commerce services to companies outside of the software vertical market. We were incorporated in 1994 and conducted our first online sale through a client’s Web store in August 1996.

We have experienced significant losses since inception ($51.2 million through December 31, 2004) and have, until the later stages of 2001, experienced significant negative cash flows from operations. Our prospects must be considered in light of the risks frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as e-commerce. To address these risks, we must, among others things, maintain existing and develop new relationships with independent software publishers, online retailers and other companies outside of the software market, maintain and increase our client base, implement and successfully execute our business and marketing strategy, continue to develop and upgrade our technology and transaction-processing systems, provide superior customer service and order fulfillment, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurances that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business, financial condition and results of operations.

Principles of Consolidation and Classification

The consolidated financial statements include the accounts of Digital River, Inc. and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year balances in order to conform to the current year’s presentation, including certain cash equivalents and short-term investments.

Foreign Currency Translation

Foreign currency denominated revenue and expense transactions are remeasured to our functional currency using average exchange rates for the fiscal period. Foreign currency denominated assets and liabilities are remeasured to our functional currency using exchange rate in effect at the respective balance sheet dates. Any gains or losses are included in the consolidated statement of operations within other income (expense), net. The financial position and results of operations of our foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities are translated to their U.S. dollar equivalents at rates in effect at the respective balance sheet dates and statements of operations and cash flows are translated using average exchange rates for the fiscal period. The resulting translation adjustments are recorded as a component of stockholders’ equity.

Cash and Cash Equivalents

We consider all short-term, highly liquid investments, primarily high grade commercial paper and money market accounts, that are readily convertible into known amounts of cash and that have original or remaining maturities of three months or less at the date of purchase to be cash equivalents. As of

December 31, 2004 and 2003, cash balances of $2.8 million and $3.1 million, respectively, were held by a credit card processor to secure potential future credit card fees and chargebacks.

Short-Term Investments

Our short-term investments consist of debt securities that are classified as available-for-sale and are carried on our balance sheet at their market value with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive income/(loss) within stockholders’ equity. As of December 31, 2004, all securities had dates to maturity of less than three years. We classify all of our available-for-sale securities as current assets, as these securities represent investments available for current corporate purposes.

Property and Equipment

Property and equipment is stated at historical cost. Computer equipment, software and furniture are depreciated under the straight-line method using estimated useful lives of three to seven years and leasehold improvements are amortized over the shorter of the asset life or remaining length of the lease. Property and equipment at December 31 consisted of the following (in thousands):

	2004	2003
Computer hardware and software	$35,292	$27,947
Furniture, fixtures and leasehold improvements	5,847	4,486
Total property and equipment	$41,139	$32,433
Accumulated depreciation	(23,772)	(17,799)
Net property and equipment	$17,367	$14,634

Purchased Intangible Assets

Purchased intangible assets are carried at cost less accumulated amortization. Amortization is recorded over the estimated useful lives of the respective assets, generally three years.

Long-Lived Assets

We review all long-lived assets, including definite-lived intangible assets, for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Under SFAS 144, impairment losses are recorded whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. As part of our evaluation, we consider certain non-financial data as indicators of impairment such as changes in the operating environment and business strategy, competitive information, market trends and operating performance. When an impairment loss is identified, the carrying amount of the asset is reduced to its estimated fair value. There were no significant impairments of long-lived assets, including definite-lived intangible assets, recorded in 2004, 2003 or 2002.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, notes payable and accounts payable approximates fair value because of the short maturity of these instruments. As of December 31, 2004, the fair value of our $195 million 1.25% fixed rate convertible senior notes was valued at $229.5 million on the open market.

Other Assets

At December 31, 2004, other assets included $6.3 million of unamortized debt financing costs related to the 1.25% convertible senior notes that were issued in 2004.

Revenue Recognition

We recognize revenue from services rendered once all the following criteria for revenue recognition have been met: (1) pervasive evidence of an agreement exists; (2) the services have been rendered; (3) the fee is fixed and determinable and not subject to refund or adjustment; and (4) collection of the amounts due is reasonably assured. We derive our revenue primarily from transaction fees based on a percentage of the products sale price and fees from services rendered associated with the e-commerce services provided to our clients and end customers. These services include e-commerce development and hosting, transaction processing, fraud screening, digital delivery, integration to physical fulfillment, merchandising services, analytical marketing, customer service and proprietary software backup services. We report our revenue on a net basis and therefore record only the net service fees and transaction fees as our revenue. We act as the merchant of record on most of the transactions processed and have contractual relationships with our clients, which obligate us to pay to the client a specified percentage of each sale. We retain our transaction fee and also charge fees for services rendered. Signed contracts are obtained from clients prior to recognition of these revenues. Clients do not have the right to take possession of the software applications used in the delivery of services. Payments received in advance of rendering the service, even if non-refundable, are recorded as deferred revenue until earned.

Advertising Costs

The costs of advertising are charged to sales and marketing expense as incurred. We incurred advertising expense of $1.0 million, $0.6 million and $0.4 million in 2004, 2003 and 2002, respectively.

Income Taxes

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using currently enacted tax rates. We currently have significant U.S. tax loss carryforwards resulting primarily from the tax deduction for disqualifying disposition of stock options, and a lesser amount of acquired foreign operating tax loss carryforwards. The deferred tax benefit of the loss carryforwards has been fully reserved by a valuation allowance pursuant to GAAP. The benefit of the loss carryforwards from disqualifying disposition of stock options will be recognized as additional paid in capital when these deductions are utilized in future periods. The valuation reserve of the deferred tax asset will be removed if and when we have met the requirements under GAAP of more likely than not that we will realize the benefit of the deferred tax asset. Deferred tax assets are the tax value of temporary timing differences for financial reporting and tax basis of assets and liabilities.

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

Research and Development and Software Development

Research and development expenses consist primarily of development personnel and external contractor costs related to the development of new products and services, enhancement of existing products and services, quality assurance and testing. We follow AICPA Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, in accounting for internally developed software. Prior to the second quarter of 2004, capitalizable software development costs were immaterial. During the second quarter of 2004, we expanded and redeployed our R&D team to advance our new self-service, remote control technology, as well as develop the international and e-marketing capabilities on our next-generation e-commerce platform and, consistent with the requirements of SOP 98-1, we have capitalized approximately $2.7 million of software development costs related to those efforts. These capitalized costs are included in purchases of equipment and capitalized software within investing activities on our consolidated statement of cash flows.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS 123 (R), “Share-Based Payment.” This Statement is a revision to SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. No compensation cost is recognized for equity instruments for which employees do not render service. We will adopt SFAS 123(R) effective on July 1, 2005, requiring compensation cost to be recognized as expense for the portion of outstanding unvested awards, and any new awards made thereafter, based on the grant-date fair value of those awards.

2.   Net Income (Loss) per Share:

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is calculated by dividing net income (loss), adjusted to exclude interest expense and financing cost amortization related to potentially dilutive securities, by the weighted average number of common shares outstanding during the period, plus any additional common shares that would have been outstanding if potentially dilutive common shares had been issued during the period. In 2002, the dilutive impact of approximately 2.5 million options outstanding was not included in the diluted loss per share calculation because any potentially dilutive securities would have reduced the loss per share.

The following table summarizes the computation of basic and diluted earnings per share (in thousands, except per share data):

	For the Years Ended December 31,
	2004	2003	2002
Earnings (loss) per share—basic
Net income (loss)—basic	$35,324	$17,136	$(510)
Weighted average shares outstanding—basic	32,328	29,398	26,791
Earnings (loss) per share—basic	$1.09	$0.58	$(0.02)
Earnings (loss) per share—diluted
Net income (loss)—basic	$35,324	$17,136	$(510)
Exclude: Interest expense and amortized financing cost of convertible senior notes	1,772	—	—
Net income (loss)—diluted	$37,096	$17,136	$(510)
Weighted average shares outstanding—basic	32,328	29,398	26,791
Dilutive impact of options outstanding	3,626	3,653	—
Dilutive impact of convertible senior notes	2,578	—	—
Weighted average shares outstanding—diluted	38,532	33,051	26,791
Earnings (loss) per share—diluted	$0.96	$0.52	$(0.02)

Subsequent to our issuance of 1.25% convertible senior notes on June 1, 2004, the Emerging Issues Task Force (EITF), Issue No. 04-08, proposed that the unissued shares underlying contingent convertible notes be treated as if such shares were issued and outstanding for the purposes of calculating GAAP diluted earnings per share. On October 13, 2004, the Financial Accounting Standards Board (FASB) ratified this new accounting treatment for periods ending after December 15, 2004. Consequently, we reflect the dilutive effect of our 1.25% convertible senior notes on diluted earnings per share in 2004. The notes are contingently convertible into approximately 4.4 million shares of common stock at an initial conversion price of $44.063 per share, which have been included in our weighted average shares outstanding calculation since the date of issuance.

3.   Short-Term Investments:

As of December 31, 2004 and 2003, our available-for-sale securities consisted of the following (in thousands):

				Maturities
2004	Cost	Unrealized Gain/(Loss)	Fair Value	Less Than 12 Months	1 to 3 Years
U.S. government agencies	$164,633	$(231)	$164,402	$90,163	$74,239
2003
U.S. government agencies	$58,993	$44	$59,037	$28,993	$30,044

Realized gains or losses on investments are recorded on our statement of operations within other income /(expense), net. Realized losses on sales of investments were immaterial in 2004, 2003 and 2002. Interest income of $3.2 million, $0.8 million and $0.4 million was recorded in 2004, 2003 and 2002, respectively.

4.   Goodwill and Intangible Assets:

We account for our goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”       SFAS No. 142 precludes the amortization of goodwill and intangible assets with indefinite lives, but these assets are reviewed annually (or more frequently if impairment indicators arise) for impairment.

We complete our annual impairment test using a two-step approach based in the fourth quarter of each fiscal year and reassesses any intangible assets, including goodwill, recorded in connection with earlier acquisitions. Our assessment has indicated that there is no impairment of goodwill for the years ended December 31, 2004, 2003 and 2002.

The changes in the net carrying amount of goodwill for the years ended December 31, 2004 and 2003 are as follows (in thousands):

Total
Balance as of December 31, 2002	$18,698
Goodwill from acquisitions and earn-outs	5,223
Balance as of December 31, 2003	$23,921
Goodwill from acquisitions and earn-outs	124,165
Balance as of December 31, 2004	$148,086

Information regarding our other intangible assets is as follows (in thousands):

	December 31, 2004
	Carrying Amount Gross	Accumulated Amortization	Carrying Amount Net
Customer relationships	$25,406	$14,784	$10,622
Non-compete agreements	5,134	3,549	1,585
Technology/tradename	15,002	9,912	5,090
Total	$45,542	$28,245	$17,297

	December 31, 2003
	Carrying Amount Gross	Accumulated Amortization	Carrying Amount Net
Customer relationships	$16,488	$11,405	$5,083
Non-compete agreements	3,850	2,992	858
Technology/tradename	7,810	5,579	2,231
Total	$28,148	$19,976	$8,172

Estimated amortization expense for the remaining life of the intangible assets, based on intangible assets as of December 31, 2004 is as follows (in thousands):

Year	Amount
2005	$8,116
2006	7,033
2007	2,148
Total	$17,297

5.   Stock-Based Compensation:

At December 31, 2004, we had two stock-based employee compensation plans, which are described more fully in Note 11. We account for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

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

The following table illustrates the effect on net income (loss) and net income (loss) per share if we had applied the fair value recognition provision of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts):

	For the Years Ended December 31,
	2004	2003	2002
Net income (loss), as reported	$35,324	$17,136	$(510)
Add: Stock-based compensation, as reported	—	—	37
Deduct: Total stock-based compensation determined under fair value based method for all awards	(26,426)	(14,540)	(8,668)
Adjusted net income (loss), fair value method for all stock-based awards	$8,898	$2,596	$(9,141)
Basic income (loss) per share—as reported	$1.09	$0.58	$(0.02)
Diluted income (loss) per share—as reported	$0.96	$0.52	$(0.02)
Basic income (loss) per share—SFAS No. 123 adjusted	$0.28	$0.09	$(0.34)
Diluted income (loss) per share—SFAS No. 123 adjusted	$0.29	$0.08	$(0.34)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2003	2002
Risk-free interest rate	4%	4%	3%
Expected life (years)	1 - 4	4	5
Volatility factor	1.3	1.3	1.4
Expected dividends	—	—	—
Weighted average fair value of options granted	$13.14	$13.46	$7.16

In December 2004, the Financial Accounting Standards Board issued SFAS 123 (R), “Share-Based Payment.” This Statement is a revision to SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. No compensation cost is recognized for equity instruments for which employees do not render service. We will adopt SFAS 123(R) effective on July 1, 2005, requiring compensation cost to be recognized as expense for the portion of outstanding unvested awards, and any new awards made thereafter, based on the grant-date fair value of those awards.

6.   Acquisitions and Earn-Out Arrangements:

In April 2004, we acquired element 5 AG, a privately held company based in Germany and a leading European e-commerce solution provider for software publishers. Under the terms of the acquisition, we paid $120 million in cash to acquire all of the outstanding shares of capital stock of element 5. We also agreed to pay up to an additional $2.5 million in cash based on element 5’s operating performance over the first 24 months following the closing of the acquisition.

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

On January 18, 2005, we entered into an agreement with senior employees of element 5 AG, pursuant to which these employees agreed to cease providing services to element 5 sixty days after the date of the agreement. Pursuant to the agreement, we also agreed to resolve a $12 million escrow associated with our acquisition of element 5 by distributing $10 million to the former element 5 shareholders, and $2 million to us. Certain adjustments were also made to our earn-out obligations under the April 2004 acquisition agreement. Under the restructured earn-out, $2.5 million of cash will be paid to the former element 5 shareholders in equal increments of $1.25 million on March 1, 2005 and 2006. These earn-out amounts have been recorded as additional goodwill as they were incremental to the purchase price. Goodwill of $110.8 million was recorded as a result of this acquisition. We are amortizing other intangible assets acquired, consisting of technology/tradename, customer relationships and non-compete agreements, over a three-year period. The allocation of the purchase price of element 5 to amortizable costs and goodwill has not yet been finalized. The allocation will be finalized at a later date following analysis of the fair value of element 5’s assets. The result of the allocation of the purchase price between amortizable costs and goodwill could have an impact on our future operating results.

As of December 31, 2004, we had included $4.9 million as part of the acquisition cost of element 5 related to these acquisition restructuring plans. The following table provides detail on the activity and our remaining accrual balance by category as of December 31, 2004 (in thousands):

	Accrual June 30, 2004	Net Additions	Charges	Accrual December 31, 2004
Employee severance costs	$700	$4,600	$(400)	$4,900
Facilities consolidation	200	100	(300)	—
Total	$900	$4,700	$(700)	$4,900

In June 2004, we announced that we acquired substantially all of the assets and assumed certain liabilities of Fireclick, Inc., a leading provider of Web-analysis solutions for online retailers, providing web site owners with the tools necessary to measure campaign ROI, track user path analysis and enhance web site user experience. Under the terms of the agreement, we paid $7.5 million in cash and an additional $0.3 million in cash upon the completion of certain integration milestones. Goodwill of  $7.5 million has been recorded as a result of this acquisition. We are amortizing other intangible assets acquired, consisting of non-compete agreements and technology/tradename, over a three-year period. The agreement also provides Fireclick the opportunity for an earn-out based on our achieving certain revenue and profitability targets attributable to Fireclick over the course of the 36 months following the closing of the acquisition. These earn-out amounts, if paid, will be recorded as goodwill as they are considered incremental to the purchase price.

In November 2004, we acquired all of the outstanding capital stock of BlueHornet Networks, Inc. BlueHornet is a leading provider of e-mail marketing campaign management services and related customer relationship management (CRM) tools. As consideration for the acquisition, we issued a total of 160 thousand shares of our common stock to the BlueHornet stockholders, valued at approximately $5.3 million, paid off $0.7 million of BlueHornet debt obligations at closing and agreed to pay an additional $0.5 million in cash to the former BlueHornet stockholders following the transition of certain BlueHornet assets to our facilities in Eden Prairie, Minnesota. Goodwill of  $4.3 million was recorded as a result of this acquisition. We are amortizing other intangible assets acquired, consisting of technology/tradename, customer relationships and non-compete agreements, over a three-year period. In addition, the former BlueHornet stockholders may receive additional earn-out payments of cash or our common stock, at our discretion, based on BlueHornet’s operating performance over the first 36 months following the closing of the acquisition. These earn-out amounts, if paid, will be recorded as goodwill as they are considered incremental to the purchase price.

In January 2003, we acquired certain assets and assumed certain liabilities of Metatec International, Inc.’s electronic software distribution (“ESD”) business in exchange for approximately $1.3 million in cash.  Goodwill of  $0.8 million was recorded as a result of this agreement. We are amortizing intangible assets acquired, consisting of a non-compete agreement and technology/tradename, over a three-year period.

In March 2003,we acquired substantially all of the assets and assumed certain liabilities of Hartsell Holdings, Inc., (“Hartsell”) d/b/a Infocon America Corporation in connection with its business of providing Web services for business-to-business publishers in exchange for approximately $1.1 million in cash. Goodwill of $1.0 million was recorded as a result of this agreement. We are amortizing other intangible assets acquired, consisting of non-compete agreements and technology/tradename, over a three-year period.

In August 2003, we acquired substantially all of the assets and certain liabilities of The Registration Network, or Reg.Net, a provider of e-commerce services for authors and vendors of try-before-you-buy software for the purchase price of $2.5 million in cash. Additional goodwill of $0.9 was recorded as a result of this acquisition. We are amortizing other intangible assets acquired, consisting of non-compete agreements, customer base and technology/tradename, over a three-year period. The agreement also provides Reg.Net the opportunity for an additional cash earn-out based on our achieving certain revenue metrics related to the e-commerce services for authors and vendors of try-before-you-buy software over the course of the twelve months following the closing of the acquisition. Earn-outs totaling $0.4 million were recorded as goodwill in 2004 as it was incremental to the purchase price.

In November 2003, we acquired substantially all of the assets and assumed certain liabilities of Emetrix, Inc., a provider of e-commerce services for authors and vendors of software for the purchase price of $2.6 million in cash.   Additional goodwill of $0.6 million was recorded as a result of this acquisition. We are amortizing other intangible assets acquired, consisting of non-compete agreements, customer base and technology/tradename, over a three-year period. The agreement also provides Emetrix the opportunity for additional cash or stock earn-outs based on our achieving certain revenue metrics related to the e-commerce services for authors and vendors of software over the course of the thirty-six months and, at our sole discretion, the sixty months following the closing of the acquisition. Such earn-out amounts, if paid, will be recorded as goodwill as they are considered incremental to the purchase price.

In November 2003, we acquired substantially all of the assets and assumed certain liabilities of GameZone, Inc., a provider of computer gaming resources and download destination sites on the Web, for the purchase price of $1.1 million in cash. Additional goodwill of $0.8 million was recorded as a result of this acquisition. We will amortize other intangible assets acquired, consisting of non-compete agreements and technology/tradename, over a three-year period. The agreement also provides GameZone the opportunity for additional cash or stock earn-outs based on our achieving certain revenue metrics related to computer gaming resources and download destination sites on the Web over the course of the thirty-six months and, at our sole discretion, the sixty months following the closing of the acquisition. Earn-outs totaling $1.0 million were recorded as goodwill in 2004 as they are considered incremental to the purchase price.

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

In April 2003, Beyond.com, the Committee and us entered into a Settlement Agreement (the “Settlement Agreement”) pursuant to which we agreed to transfer an additional 50,919 shares (in addition to the 222,842 shares previously agreed to) to Beyond.com, in exchange for the release by Beyond.com and the Committee of their claims against us. The parties also agreed to resolve certain claims by us against the 70,000 shares in the Escrow by transferring 55,123 of such shares to Beyond.com and returning 14,877 of such shares to us. In May and June 2003, the Settlement Agreement and the Post-Closing Amendment were approved by the Bankruptcy Court and subsequently consummated.

As of December 31, 2004, there was a maximum potential for future earn-outs of approximately $3.0 million related to all prior acquisitions.

Following is an allocation of the net assets acquired from the acquisitions consummated and amounts paid under earn-out arrangements in 2004 and 2003 (in thousands):

	2004	2003
Tangible assets	$15,869	$402
Liabilities assumed	(17,064)	(2,862)
Customer relationships	8,918	2,371
Non-compete agreements	1,284	700
Technology/tradename	7,192	2,135
Goodwill	124,165	5,223
Net assets acquired	$140,364	$7,969

The consolidated financial statements include the operating results of each business acquired from the date of acquisition. The following unaudited pro forma condensed results of operations for 2004, 2003, and 2002 have been prepared as if each of the acquisitions in 2004 had occurred on January 1, 2003 and as if each of the 2003 acquisitions had occurred on January 1, 2002 (in thousands except per share data):

	2004	2003	2002
Revenue	$162,465	$121,025	$83,855
Income (loss) from operations	33,037	6,488	(4,623)
Net income (loss)	33,227	6,786	(5,051)
Diluted income (loss) per share	$0.86	$0.21	$(0.19)

This pro forma financial information does not purport to represent results that would actually have been obtained if the transactions had been in effect on January 1, 2004, 2003, 2002 as applicable, or any future results that may be realized.

7.   Income Taxes:

The reconciliation of the reported income tax expense to the amount the would result from applying the U.S. federal statutory rate of 35% to the net loss is as follows (in thousands):

	Year ended December 31,
	2004	2003	2002
Tax expense (benefit) at statutory rate	$12,740	$5,998	$(179)
International provision in excess of U.S. tax rate	128	—	—
State taxes, net of federal benefit	1,484	725	63
Stock compensation deductions	—	—	—
Non-deductible goodwill and earn-out compensation	183	314	712
Non-deductible expense and other	1,012	35	23
Change in valuation allowance	(14,468)	(7,072)	(619)
Total	$1,079	$—	$—

As of December 31, 2004, we had net U.S. operating loss carryforwards of approximately $96.7 million, and foreign tax loss carryforwards of $7.8 million. Included in the U.S. amount are approximately $88.3 million of deductions resulting from disqualifying dispositions of stock options. When these deductions from disqualifying dispositions are realized for financial statement purposes they will not result in a reduction in income tax expense, rather the benefit will be recorded as additional paid-in-capital. These income tax net operating loss carryforwards expire in the years 2012 through 2024. Additionally, we have made a Section 338 election allowing us to deduct the step up basis in acquisitions of approximately $100 million over 15 years. Deductions from disqualifying dispositions of stock options are included in net operating loss carryforwards with a corresponding valuation allowance. Because of the uncertainty of future realization, a valuation allowance equal to the deferred tax asset has been recorded.

Taxable income, net of tax strategies, before provision for the income taxes is as follows (in thousands):

	Year ended December 31,
	2004	2003	2002
United States	$33,778	$17,136	$(510)
International	2,625	—	—
Total	$36,403	$—	$—

The components of deferred income taxes are as follows (in thousands):

	2004	2003
Net operating loss carryforwards	$40,809	$36,357
Nondeductible reserves and accruals	1,761	1,796
Depreciation and amortization	5,718	4,791
Valuation allowance	(48,288)	(42,944)
Total	$—	$—

Ownership changes resulting from the issuance of additional equity may limit future annual realization of the tax net operating loss carryforwards to a specified percentage of our value under Section 382 of the Internal Revenue Code.

8.   Commitments and Contingencies:

Leases

We currently have eleven facility leases in addition to leasing certain computer equipment under non-cancelable operating leases. Total rent expense, including common area maintenance charges, recognized under all leases was $2.4 million, $1.9 million and $1.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. The minimum annual rents under long-term leases at December 31, 2004 were as follows (in thousands):

Year ending December 31,	Lease Obligations
2005	$1,921
2006	1,154
2007	742
2008	701
2009-2010	947
Total future minimum obligations	$5,465

Litigation

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

During the summer of 2003, we, along with a substantial majority of Issuers, indirectly participated in discussions with the plaintiffs and the Issuers’ respective insurers regarding a tentative settlement of the IPO Lawsuits. The terms of the tentative settlement would provide for, among other things, a release of the Issuers and their officers and directors from all further liability resulting from plaintiffs’ claims, and the assignment to plaintiffs of certain potential claims that the Issuers may have against their IPO underwriters. The tentative settlement also provides that, in the event that plaintiffs ultimately recover less than a guaranteed sum of $1 billion from the IPO underwriters, plaintiffs would be entitled to payment by each participating Issuer’s insurer of a pro rata share of any shortfall in the plaintiffs’ guaranteed recovery. In June 2003, pursuant to the authorization of a special litigation committee of our board of directors, we entered into a non-binding memorandum of understanding reflecting the settlement terms described above. In September 2003, in connection with the possible settlement, our officers and directors who had entered tolling agreements with plaintiffs (described above) agreed to extend those agreements so that they would not expire prior to any settlement being finalized. In June 2004, we executed a final settlement agreement with the plaintiffs consistent with the terms of the memorandum of understanding. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement, subject to modification of certain bar orders contemplated by the settlement. In addition, the settlement is still subject to statutory notice requirements as well as final judicial approval. Pending final approval of the settlement, we continue to believe that the claims against us, our officers and directors are without merit and intend to defend against them vigorously.

On December 29, 2004, we announced that we had settled, for an undisclosed amount and terms, the action brought by Christopher M. Crawford against us which had alleged infringement of United States Patent No. 6,014,651. The amount of the settlement is not considered material to our operations or financial position.

In addition, we are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the final outcome of these matters is currently not determinable, we believe there is no litigation pending against us that could have, individually or in the aggregate, a material adverse effect on our consolidated financial position, results of operation or cash flows. As of December 31, 2004, we had $1.1 million accrued for various legal matters where it was estimable and probable that an unfavorable outcome will occur.

Employee Benefit Plan

We have a defined contribution 401(k) retirement plan for eligible employees. Employees may contribute up to 15% of their pretax compensation to the plan, with us providing a discretionary match of up to 50% of the total employee contribution. Amounts charged to expense related to our matching contributions were $0.7 million for the all years, 2002 through 2004.

9.   Long-Term Debt:

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

We incurred interest expense of $1.5 million in 2004 and made interest payments of $0.1 million. No interest expense was incurred in 2003 or 2002.

10.   Stockholders’ Equity:

Warrants

Warrants to purchase 101,667 shares of common stock issued principally in conjunction with sales of common stock at an exercise price of $3.00 per share were outstanding as of December 31, 2002. The warrants expired at various dates between February and August 2003. There were no warrants outstanding as of December 31, 2004.

Share Repurchase Program

In April 2001, we announced a share repurchase program of up to $5.0 million of our outstanding shares of common stock. Repurchases are at our discretion based on ongoing assessments of the capital needs of the business and the market price of our shares. No shares were repurchased under this program during 2004, 2003 or 2002.

11.   Stock Options:

Our 1998 Stock Option Plan (the “SOP”) provides for the granting of incentive or nonqualified stock options to purchase up to 5,983,333 shares of common stock. Options granted to employees typically expire no later than ten years after the date of grant. Incentive stock option grants must have an exercise price of at least 100% of the fair market value of a share of common stock on the grant date. Incentive stock options granted to employees who, immediately before such grant, owned stock directly or indirectly representing more than 10% of the voting power of our stock will have an exercise price of 110% of the fair market value of a share of common stock on the grant date and will expire no later than five years from the date of grant.

Our 1999 Non-Officer Stock Option Plan (the “NOP”) provides for the granting of nonqualified stock options to purchase up to 8,450,000 shares of common stock and has terms similar to those of the SOP.

A summary of the change in outstanding options under the SOP and NOP is as follows:

	Options Outstanding	Option Price Per Share
Balance, December 31, 2001	5,828,174	$1.69 – $31.13
Grants	2,305,850	4.65 – 16.54
Exercised	(836,878)	1.69 – 11.75
Cancelled	(1,242,863)	1.69 – 31.13
Balance, December 31, 2002	6,054,283	1.69 – 31.13
Grants	2,858,651	8.98 – 27.40
Exercised	(1,678,761)	1.69 – 26.88
Cancelled	(568,027)	2.59 – 31.13
Balance, December 31, 2003	6,666,146	1.69 – 31.13
Grants	1,603,600	20.60 – 24.86
Exercised	(1,942,212)	2.59 – 31.13
Cancelled	(612,794)	2.59 – 31.13
Balance, December 31, 2004	5,714,740	$1.69 – $31.13

A summary of information about total stock options outstanding at December 31, 2004 is as follows:

	Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Life Remaining	Number Exercisable	Weighted Average Price
$1.69 – $3.88	188,205	4.4 years	147,187	$2.91
4.56 – 7.55	1,830,232	6.4 years	1,316,287	5.36
9.13 – 13.92	1,336,865	6.8 years	477,826	12.23
16.72 – 22.98	1,753,961	8.8 years	1,069,575	22.68
23.01 – 31.13	605,477	8.6 years	120,636	25.29
$1.69 – $31.13	5,714,740	7.4 years	3,131,511	$12.97

We also sponsor an employee stock purchase plan under which 1,200,000 shares have been reserved for purchase by employees. The purchase price of the shares under the plan is the lesser of 85% of the fair market value on the first or last day of the offering period. Offering periods are currently every six months ending on June 30 and December 31. Employees may designate up to ten percent of their compensation for the purchase of shares under the plan. Total shares purchased by employees under the plan were 51,000, 93,000 and 49,000 in the years ended December 31, 2004, 2003 and 2002, respectively.

12.   Segment Information:

Prior to January 1, 2004, we managed our physical goods clients through a division (formerly our E-Business Services Division) that was separate from our Software and Digital Commerce Services Division. Beginning in January 2004, this divisional structure was consolidated, and we announced that we would no longer report our activities as separate business segments.

Sales to foreign customers accounted for 31%, 24% and 22% of revenue for 2004, 2003, and 2002, respectively.   Revenue is attributed to a geographic region based on the ordering location of the customer. Summarized revenue information by region for fiscal 2004, 2003 and 2002 is as follows (dollars in thousands):

	2004	2003	2002
United States	$106,350	$76,913	$60,671
Europe	35,450	16,192	10,890
Other	12,330	8,096	6,222
Total	$154,130	$101,201	$77,783

In addition, revenue derived from sales of product from one software publisher, Symantec Corporation, accounted for approximately 27%, 27%, and 23% of our total revenue in 2004, 2003 and 2002, respectively.

The majority of our assets, as of December 31, 2004 and 2003, were attributable to our U.S. operations. Property and equipment information is based on the physical location of the assets. The following table presents property and equipment information by geographic area (in thousands):

	2004		2003
	United States	Europe	United States	Europe
Total property and equipment	$37,588	$3,551	$31,934	$499
Accumulated depreciation	(21,406)	(2,366)	(17,620)	(179)
Net property and equipment	$16,182	$1,185	$14,314	$320

13.   Subsequent Events:

In March 2005, we acquired certain assets and assumed certain liabilities, vendor contracts and intellectual property of SWReg, an operating business of Atlantic Coast plc, a private limited UK company for $8.8 million in cash. SWReg is a provider of e-commerce services for software authors. We may also make additional earn-out payments of cash based on achieving specific revenue and development goals over the first 12 months following the closing of the acquisition.

Digital River, Inc.
Schedule II
For Years Ended December 31, 2004, 2003 & 2002
In thousands

2004	Balance at Beginning of Year	Charges to Costs and Expenses	Deductions	Balance at End of Year
Allowance for doubtful accounts	$319	$1,061	$(234)	$1,146
Accrued chargeback reserve	1,774	3,008	(2,536)	2,246
Litigation settlement reserve	1,675	1,090	(1,675)	1,090

2003	Balance at Beginning of Year	Charges to Costs and Expenses	Deductions	Balance at End of Year
Allowance for doubtful accounts	$905	$820	$(1,406)	$319
Accrued chargeback reserve	841	3,005	(2,072)	1,774
Litigation settlement reserve	1,675	—	—	1,675

2002	Balance at Beginning of Year	Charges to Costs and Expenses	Deductions	Balance at End of Year
Allowance for doubtful accounts	$286	$1,897	$(1,278)	$905
Accrued chargeback reserve	553	1,498	(1,210)	841
Litigation settlement reserve	—	2,300	(625)	1,675

INDEX TO EXHIBITS

Exhibit Number	Description Of Document

2.1(1)

Stock Purchase Agreement, dated as of April 17, 2004 by and among Digital River, Inc., Blitz F03-1424 GmbH, a company organized under the laws of Germany and a wholly owned subsidiary of Digital River, and the selling shareholders of element 5 Informationstechnologien und —dienstleistungen Aktiengesellschaft, a company organized under the laws of Germany.

2.2(2)	Amended and Restated Asset Purchase Agreement dated February 9, 2002 by and between the Registrant and Beyond.com.
2.3(3)	First Amendment to the Amended and Restated Asset Purchase Agreement dated as of March 15, 2002 by and between the Registrant and Beyond.com.
2.4(3)	Post-Closing Amendment to the Amended and Restated Asset Purchase Agreement dated as of March 31, 2002 by and between the Registrant and Beyond.com.
3.1(4)	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.
3.2(6)	Amended and Restated Bylaws of the Registrant, as currently in effect.
3.3(4)	Certificate of Amendment of Amended and Restated Certificate of Incorporation (amending Exhibit 3.1).
4.1(7)	Specimen Stock Certificate.
4.2(4)	Form of Senior Debt Indenture.
4.3(4)	Form of Subordinated Debt Indenture.
4.4	References are hereby made to Exhibits 3.1, 3.2 and 3.3.
4.5(13)	Indenture dated as of June 1, 2004 between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the Note.
10.1(7)	Form of Indemnity Agreement between Registrant and each of its directors and executive officers.
10.2(7)	Employment and Non-Competition Agreement effective May 25, 1998 by and between Joel A. Ronning and the Registrant.*
10.3(7)	Consent to Assignment and Assumption of Lease dated April 22, 1998 by and between CSM Investors, Inc., IntraNet Integration Group, Inc. and Registrant.
10.4(5)	Assignment of Lease dated April 21, 1998 by and between Intranet Integration Group, Inc. and Registrant.
10.5(5)	Lease Agreement dated January 18, 2000 between Property Reserve, Inc. and Registrant.
10.6(6)	First Amendment of Lease dated January 31, 2001 to that certain Lease dated April 24, 1996 between CSM Investors, Inc. and Registrant (as assignee of Intranet Integration Group, Inc.).
10.7(8)	1998 Stock Option Plan, as amended.*
10.8(9)	1999 Stock Option Plan, formerly known as the 1999 Non-Officer Stock Option Plan, as amended.*
10.9(8)	2000 Employee Stock Purchase Plan, as amended, and offering.*

10.11(10)	Second Amendment of Lease dated April 22, 2002 to that certain Lease dated April 24, 1996 between CSM Investors, Inc. and Registrant (as assignee of Intranet Integration Group, Inc.) as amended.
10.12(10)	Second Amendment of Lease dated April 28, 2003 to that certain Lease dated January 18, 2000 between Property Reserve Inc. and Registrant.
10.13(11)	Employment Agreement with Jay Kerutis.*
10.14(12)	Employment Agreement with Gary Howorka.*
10.15(13)	Registration Rights Agreement dated as of June 1, 2004 between Digital River, Inc. and the initial purchasers of Senior Convertible Notes due January 1, 2024.
12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of Digital River, Inc.

23.1	Consent of Independent Registered Public Accounting Firm, dated March 14, 2005.
24.1	Power of Attorney, pursuant to which amendments to this Annual Report on Form 10-K may be filed, is included on the signature pages of this Annual Report on Form 10-K.
31.1	Certification of Digital River, Inc.’s Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Digital River, Inc.’s Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Digital River, Inc.’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Digital River, Inc.’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Management contract or compensatory plan.

(1)          Incorporated by reference from the Company’s Current Report on Form 8-K filed May 4, 2004.

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

(8)          Incorporated by reference from the Company’s Registration Statement on Form S-8 (File No. 333-105864) filed on June 5, 2003.

(9)          Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003.

(10)   Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.

(11)   Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 13, 2003.

(12)   Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 15, 2004.

(13)   Incorporated by reference from the Company’s Current Report on Form 8-K filed July 13, 2004.