Form 10-Q
period 2005-03-31
DIGITAL RIVER INC /DE
filed 2005-05-10
CIK 1062530

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

COMMON STOCK, $0.01 PAR VALUE	34,205,564 SHARES
(Class)	Outstanding as of April 29, 2005

DIGITAL RIVER, INC.

 Form 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

DIGITAL RIVER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$142,786	$127,734
Short-term investments	172,826	164,402
Accounts receivable, net of allowance of $843 and $1,146	22,580	21,520
Prepaid expenses and other	6,215	1,843
Total current assets	344,407	315,499

PROPERTY AND EQUIPMENT, NET	18,999	17,367
GOODWILL	154,330	148,086
INTANGIBLE ASSETS, net of accumulated amortization of $30,641 and $28,245	17,144	17,297
OTHER ASSETS	6,218	6,272
	$541,098	$504,521

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$97,549	$88,052
Accrued payroll	3,842	5,332
Deferred revenue	4,702	3,901
Accrued acquisitions expenses	3,643	6,720
Other accrued liabilities	18,502	12,747
Total current liabilities	128,238	116,752

NON-CURRENT LIABILITIES:
Convertible senior notes	195,000	195,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $.01 par value; 60,000,000 shares authorized; 34,199,880 and 33,652,149 shares issued and outstanding	342	337
Additional paid-in capital	256,091	243,926
Accumulated deficit	(37,127)	(51,164)
Accumulated other comprehensive loss	(1,446)	(330)
Total stockholders’ equity	217,860	192,769
	$541,098	$504,521

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data; unaudited)

	Three Months Ended March 31,
	2005	2004

REVENUE	$54,529	$31,855
COSTS AND EXPENSES (exclusive of depreciation and amortization expense shown separately below)
Direct cost of services	1,301	618
Network and infrastructure	4,479	3,300
Sales and marketing	16,376	11,468
Product research and development	4,458	2,924
General and administrative	5,615	2,837
Depreciation and amortization	2,122	1,611
Amortization of acquisition related intangibles	2,396	1,579
Total costs and expenses	36,747	24,337

INCOME FROM OPERATIONS	17,782	7,518
OTHER INCOME/(EXPENSE), NET	1,155	97
INCOME BEFORE INCOME TAX EXPENSE	$18,937	$7,615
Income tax expense	4,900	—
NET INCOME	$14,037	$7,615

NET INCOME PER SHARE:
BASIC	$0.41	$0.24
DILUTED	$0.35	$0.22

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	33,932	31,620
DILUTED	41,454	35,059

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Three Months Ended March 31,
	2005	2004
OPERATING ACTIVITES:
Net income	$14,037	$7,615
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of acquisition related costs	2,396	1,579
Change in accounts receivable allowance	6	66
Depreciation and amortization	2,122	1,611
Tax benefit of stock based compensation	2,600	—
Change in operating assets and liabilities:
Accounts receivable	831	81
Prepaid and other assets	(4,408)	(931)
Accounts payable	4,086	7,904
Litigation reserve	(620)	—
Deferred revenue	851	8
Accrued payroll and other accrued liabilities	5,360	1,213
Net cash provided by operating activities	27,261	19,146

INVESTING ACTIVITIES:
Purchases of investments	(36,485)	(15,000)
Sales of investments	27,277	—
Cash paid for acquisitions, net of cash received	(7,306)	(294)
Purchases of equipment	(3,680)	(2,124)
Net cash used in investing activities	(20,194)	(17,418)

FINANCING ACTIVITIES:
Proceeds from sales of common stock	—	—
Exercise of stock options	8,801	1,470
Sales of common stock under employee stock purchase plan	771	427
Net cash provided by financing activities	9,572	1,897
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,587)	—
NET INCREASE IN CASH AND CASH EQUIVALENTS	15,052	3,625
CASH AND CASH EQUIVALENTS, beginning of period	127,734	101,878
CASH AND CASH EQUIVALENTS, end of period	$142,786	$105,503
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$1,401	$—

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which in our opinion are necessary to fairly state our consolidated financial position, results of operations and cash flows for the periods presented.  These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2005. The December 31, 2004 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

Summary of Significant Accounting Policies

A detailed description of our significant accounting policies can be found in our most recent Annual Report filed on Form 10-K for the fiscal year ended December 31, 2004.

Foreign Currency Translation

Foreign currency denominated revenue and expense transactions are remeasured to our functional currency using average exchange rates for the fiscal period.  Foreign currency denominated assets and liabilities are remeasured to our functional currency using exchange rate in effect at the respective balance sheet dates.  Any gains or losses are included in the consolidated statement of operations within “other income (expense), net.”  The financial position and results of operations of our foreign subsidiaries are measured using local currency as the functional currency.  Assets and liabilities are translated to their U.S. dollar equivalents at rates in effect at the respective balance sheet dates and statements of operations and cash flows are translated using average exchange rates for the fiscal period.  The resulting translation adjustments are recorded as a component of stockholders’ equity.

Research and Development and Software Development

Research and development expenses consist primarily of development personnel and external contractor costs related to the development of new products and services, enhancement of existing products and services, quality assurance and testing.  We follow AICPA Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” in accounting for internally developed software.  Consistent with SOP 98-1, we capitalized approximately $2.7 million and $0.4 million of software development costs related to those efforts for the year 2004 and the three months ended March 31, 2005, respectively. These capitalized costs are included in purchases of equipment within investing activities on our Consolidated Statement of Cash Flows.

2. NET INCOME PER SHARE

The table below sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Earnings per share - basic
Net income - basic	$14,037	$7,615
Weighted average shares outstanding - basic	33,932	31,620
Earning per share - basic	$0.41	$0.24
Earnings per share - diluted
Net income - basic	14,037	7,615
Exclude: Interest expense and amortized financing cost of convertible senior notes, net of tax benefit	511	—
Net income - diluted	$14,548	$7,615
Weighted average shares outstanding - basic	33,932	31,620
Dilutive impact of options outstanding	3,097	3,439
Dilutive impact of convertible senior notes	4,425	—
Diluted — weighted average shares outstanding	41,454	35,059
Diluted — net income per share	$0.35	$0.22

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

We complete our annual impairment test in the fourth quarter of each fiscal year, and reassess any intangible assets, including goodwill, recorded in connection with earlier acquisitions.  There was no impairment of goodwill in the three months ended March 31, 2005 and 2004.

Information regarding our other intangible assets is as follows (in thousands):

	As of March 31, 2005
	Carrying Amount Gross	Accumulated Amortization	Net

Customer relationships	$27,154	$15,511	$11,643
Non-compete agreements	5,134	3,657	1,477
Technology/tradename	15,497	11,473	4,024
Total	$47,785	$30,641	$17,144

	As of December 31, 2004
	Carrying Amount Gross	Accumulated Amortization	Net

Customer relationships	$25,406	$14,784	$10,622
Non-compete agreements	5,134	3,549	1,585
Technology/tradename	15,002	9,912	5,090
Total	$45,542	$28,245	$17,297

Amortization expense for the three months ended March 31, 2005 and 2004 was $ 2.4 million and $1.6 million, respectively.  Estimated amortization expense for the remaining life of the intangible assets, based on intangible assets as of March 31, 2005, is as follows (in thousands):

Year
2005	4,229
2006	5,644
2007	3,857
2008	2,751
2009	660
2010	3
Total	$17,144

4.  STOCK BASED COMPENSATION

At March 31, 2005, we had two stock-based employee compensation plans, which are described more fully in Note 11 of our 2004 Annual Report on Form 10-K.  We account for these plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

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

The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provision of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Net income, as reported	$14,037	$7,615
Deduct: Total stock-based compensation determined under fair value based method for all awards	(3,234)	(5,974)
Adjusted net income, fair value method for all stock-based awards	$10,803	$1,641

Basic income per share — as reported	$0.41	$0.24
Diluted income per share — as reported	$0.35	$0.22
Basic income per share – SFAS No. 123 adjusted	$0.32	$0.05
Diluted income per share – SFAS No. 123 adjusted	$0.27	$0.05

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Three Months Ended March 31,
	2005	2004
Risk-free interest rate	4%	4%
Expected life (years)	4	1-3
Volatility factor	0.93	1.3
Expected dividends	—	—

In December 2004, the Financial Accounting Standards Board issued SFAS 123 (R), “Share-Based Payment.”  This Statement is a revision to SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  No compensation cost is recognized for equity instruments for which employees do not render service.  We will adopt SFAS 123(R) effective on January 1, 2006, requiring compensation cost to be recognized as expense for the portion of outstanding unvested awards, and any new awards made thereafter, based on the grant-date fair value of those awards.

5. ACQUISITIONS AND EARN-OUT ARRANGEMENTS

In March 2005, we acquired certain assets and assumed certain liabilities, vendor contracts and intellectual property of

SWReg, an operating business of Atlantic Coast plc, a private limited UK company for $8.8 million in cash. SWReg is a provider of e-commerce services for software authors. We may also make additional earn-out payments in cash based on achieving specific revenue and development goals over the first 12 months following the closing of the acquisition.  Such earn-out amounts, if paid, will be recorded as goodwill as they are considered incremental to the purchase price.

In November 2004, we acquired all of the outstanding capital stock of BlueHornet Networks, Inc.  BlueHornet is a leading provider of e-mail marketing campaign management services and related customer relationship management (CRM) tools.  As consideration for the acquisition, we issued a total of 160 thousand shares of our common stock to the BlueHornet stockholders, valued at approximately $5.3 million, paid off $0.7 million of BlueHornet debt obligations at closing and agreed to pay an additional $0.5 million in cash to the former BlueHornet stockholders following the transition of certain BlueHornet assets to our facilities in Eden Prairie, Minnesota.  Goodwill of $4.3 million was recorded as a result of this acquisition. We are amortizing other intangible assets acquired, consisting of technology/tradename, customer relationships and non-compete agreements, over a three-year period.  In addition, the former BlueHornet stockholders may receive additional earn-out payments in cash or our common stock, at our discretion, based on BlueHornet’s operating performance over the first 36 months following the closing of the acquisition.  These earn-out amounts, if paid, will be recorded as goodwill as they are considered incremental to the purchase price.

In June 2004, we acquired substantially all of the assets and assumed certain liabilities of Fireclick, Inc., a leading provider of Web-analysis solutions for online retailers, providing web site owners with the tools necessary to measure campaign ROI, track user path analysis and enhance web site user experience.  Under the terms of the agreement, we paid $7.5 million in cash and an additional $0.3 million in cash upon the completion of certain integration milestones.  Goodwill of $7.5 million has been recorded as a result of this acquisition. We are amortizing other intangible assets acquired, consisting of non-compete agreements and technology/tradename, over a three-year period. The agreement also provides Fireclick the opportunity for an earn-out based on our achieving certain revenue and profitability targets attributable to Fireclick over the first 36 months following the closing of the acquisition.  These earn-out amounts, if paid, will be recorded as goodwill as they are considered incremental to the purchase price.

In April 2004 we acquired element 5 AG, a privately held company based in Germany and a leading European e-commerce solution provider for software publishers.  Under the terms of the acquisition, we paid $120 million in cash to acquire all of the outstanding shares of capital stock of element 5.  We also agreed to pay up to an additional $2.5 million in cash based on element 5’s operating performance over the first 24 months following the closing of the acquisition.

In the second quarter of 2004, in connection with our acquisition of element 5, we began implementation of a plan intended to eliminate duplication of resources within the consolidated company.  The plan included the elimination of customer service positions at element 5’s Greenburg, Pennsylvania customer service center and the termination of the Greenburg facility lease by the end of the third quarter of 2004.

On January 18, 2005, we entered into an agreement with senior employees of element 5 AG, pursuant to which these employees agreed to cease providing services to element 5 sixty days after the date of the agreement. Pursuant to the agreement, we also agreed to resolve a $12 million escrow associated with our acquisition of element 5 by distributing $10 million to the former element 5 shareholders, and $2 million to us.  Certain adjustments were also made to our earn-out obligations under the April 2004 acquisition agreement.  Under the restructured earn-out, the former element 5 shareholders were paid $1.25 million on March 1, 2005 and will be paid an additional $1.25 million on March 1, 2006.  These earn-out amounts have been recorded as additional goodwill as they were incremental to the purchase price.  Goodwill of $110.8 million was recorded as a result of this acquisition. We are amortizing other intangible assets acquired, consisting of technology/tradename, customer relationships and non-compete agreements, over a three-year period.

As of March 31, 2005, we had included $4.9 million as part of the acquisition cost of element 5 related to these acquisition restructuring plans.  The following table provides detail on the activity and our remaining accrual balance by category as of March 31, 2005 (in thousands):

	Accrual December 31, 2004	Net Additions	Payments	Accrual March 31, 2005
Employee severance costs	$4,900	$0	$(1,600)	$3,300
Facilities consolidation	0	0	$0	$0
Total	$4,900	$0	$(1,600)	$3,300

As of March 31, 2005, we believe that the maximum potential for future earn-out payments for all prior acquisitions is approximately $3.0 million.

The Condensed Consolidated Financial Statements include the operating results of each business from the date of acquisition.  The following unaudited pro forma condensed results of operations for the three months ended March 31, 2005 and 2004 have been prepared as if each of the acquisitions from the three months ended March 31, 2005 and 2004 had occurred on January 1, 2004 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004

Revenue	$55,130	$39,973
Income from operations	18,076	6,804
Net income	14,395	6,693

Basic net income per share	$0.42	$0.21
Diluted net income per share	$0.36	$0.19

This financial information does not purport to represent results that would actually have been obtained if the transactions had been completed on January 1, 2004 or any future results that may be realized.

6. LONG-TERM DEBT

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

We incurred interest expense of $0.6 million and made interest payments of $1.4 million in the first quarter of 2005.

7. SUBSEQUENT EVENT

On April 19, 2005, we authorized a new share repurchase program of up to $50.0 million of our outstanding common shares that superseded and replaced the $5.0 million share repurchase program that was adopted in 2001. The shares may be repurchased in open market or in privately negotiated transactions. Repurchases would be from time to time at our discretion, based on ongoing assessments of the capital needs of the business, the market price of our common stock and general market conditions. No time limit has been set for the completion of this program.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We note that, except for the historical information contained herein, the matters discussed below contain forward-looking statements that involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  We  expressly disclaim any obligation to update this information or publicly release any revision or reflect events or circumstances after the date of this report.  Such factors include, among others: our limited operating history and variability of operating results, possibility of future losses, risks associated with electronic software delivery, dependence on the Internet and growth in electronic commerce and Internet infrastructure development, dependence on software publishers, dependence on online retailers, system development and electronic commerce security risks, rapid technological changes, competition in the electronic commerce industry, the importance of attracting and retaining personnel, management of our growth, integration of acquired companies, dependence on key employees and other risk factors referenced in our Form 10-K  for the year ended December 31, 2004.

Overview

We are a provider of comprehensive e-commerce outsourcing solutions. We were incorporated in February 1994 and commenced offering products for sale through our clients’ e-commerce stores in August 1996. From inception through August 1996, we had no sales, and our activities related primarily to the development of our proprietary technology platform.  In 1996, we began to focus our business development efforts on the software industry, building our catalog of software products through contracts with software publishers.  In 1997, we began to develop software distribution relationships through contracts with online retailers. In late 1998, we began to offer our comprehensive e-commerce outsourcing services in the form of a transaction fee-based e-commerce service to clients outside of the software industry.  As of March 31, 2005, we were providing e-commerce services for more than 40,000 software and digital products publishers, manufacturers, online retailers and online channel partners.

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

We have approximately eight years of operating history upon which investors may evaluate our business and prospects. Until 2003, we incurred significant operating losses, and as of March 31, 2005, we had an accumulated deficit of $37.1 million. We intend to expend financial and management resources on the development of additional services, sales and marketing, technology and operations to support larger-scale operations and greater service offerings. Although we expect to generate positive cash flow from operations in 2005, there can be no assurance that our revenue will increase or even continue at its current level or that we will maintain profitability or generate cash from operations in future periods.

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

	Three Months Ended March 31,
	2005	2004
Revenue	100.0%	100.0%
Cost of Revenue (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	2.4	1.9
Network and infrastructure	8.2	10.4
Sales and marketing	30.0	36.0
Product research and development	8.2	9.2
General and administrative	10.3	8.9
Depreciation and amortization	3.9	5.0
Amortization of acquisition related costs	4.4	5.0
Total costs and expenses	67.4	76.4
Income from operations	32.6	23.6
Other income/(expense), net	2.1	0.3
Income before income tax expense	34.7	23.9
Income tax expense	(9.0)	—
Net income	25.7%	23.9%

During 2004, we acquired element 5 AG in April; Fireclick, Inc. in June; and BlueHornet Networks, Inc. in November.  Accordingly, our operations in the first quarter of 2005 include the revenue and expenses of these acquired operations, with no corresponding expenses in the first quarter of 2004.  As a result, while absolute dollars have increased in the first quarter of 2005 compared to 2004, our total costs and expenses declined as a percent of revenue from 76.4% in the first quarter of 2004 to 67.4% in the first quarter of 2005.

REVENUE. Revenue increased to $54.5 million for the three months ended March 31, 2005 from $31.9 million for the same period in the prior year, an increase of $22.7 million or 71.2%. The increase was primarily attributable to higher online activity across our client base and growth in the number of software publishers, online retailers and international sites.

International sales represented approximately 36 % and 27 % of total revenue in the three month period ended March 31, 2005 and 2004, respectively.  We expect that this percentage will continue to increase on a year over year basis.

GROSS MARGIN (Exclusive of depreciation and amortization, consistent with our Consolidated Statement of operations.)  Cost of revenue consists of direct cost of services and network and infrastructure costs and is composed of direct labor costs related to revenue and the costs to operate and maintain our technology platform, as well as customer service and operations functions.  Such amounts are shown exclusive of any related depreciation and amortization expenses.  Gross margin was $48.7 million for the three months ended March 31, 2005, up from $27.9 million for the same period in the prior year.  Gross profit margins were 89.4% for the three months ended March 31, 2005 versus 87.7% for the same period in the prior year due to greater leveraging of our infrastructure over more revenue and clients.  We continue to believe that e-commerce and related services may become more competitive in the future.  Accordingly, we may have to reduce our pricing or alter our pricing structure and policies in the future and any such change could negatively impact gross margins.  We expect direct cost of services and network and infrastructure to increase in absolute dollars and remain relatively flat as a percent of revenue.

GROSS MARGIN (Inclusive of depreciation and amortization, an alternative to our Consolidated Statement of operations.)  Gross margin, inclusive of depreciation and amortization was $47.1 million for the three months ended March 31, 2005, up from $26.7 million for the same period in the prior year.  Gross profit margins, inclusive of depreciation and amortization were 86.3% and 83.7% for the three months ended March 31, 2005 and 2004, respectively.  This inclusive presentation is an allocation of depreciation and amortization costs from that line item in our Consolidated Statement of Operations.  This inclusive allocation presentation impacts neither net income, nor net income per share as reported.

SALES AND MARKETING. Sales and marketing expense consists primarily of personnel and related expenses, advertising and promotional expenses, credit card chargebacks and bad debt expense, and credit card transaction fees.  Sales and marketing expense increased to $16.4 million, for the three months ended March 31, 2005 from $11.5 million for the same period in the prior year, an increase of $4.9 million, or 42.8%. The increase primarily resulted from credit card fees and chargeback costs directly associated with the increase in revenue and additional sales and marketing personnel and related expenses, partially offset by lower bad debt expense and lower advertising expenses.  As a percentage of revenue, sales and marketing expense was 30% in the three months ended March 31, 2005, compared to 36% for the same period in the prior year, primarily reflecting our increased revenue.  We expect sales and marketing expenses to increase in absolute terms and decline slightly as a percentage of revenue over time.

PRODUCT RESEARCH AND DEVELOPMENT.  Product research and development expense consists primarily of personnel and related expenses and consulting costs associated with developing and enhancing our technology platform and related internal systems.  Product research and development expense increased to $4.5 million for the three months ended March 31, 2005 from $2.9 million for the same period in the prior year, an increase of $1.5 million, or 52.5%.   The increase was primarily driven by increases in personnel-related expenses and outside consulting fees.  During the first quarter of 2005, we continued to advance our new self-service, remote-control technology, as well as the international and e-marketing capabilities on our next-generation e-commerce platform.  We capitalized approximately $0.4 million of software development costs related to these efforts in the three months ended March 31, 2005.  As a percentage of revenue, product research and development expense was 8.2% in the three month ended March 31, 2005, compared to 9.2% for the same period in the prior year.  We expect product research and development costs to increase in absolute dollars but decline slightly on a percentage basis as revenues increase.

GENERAL AND ADMINISTRATIVE. General and administrative expense consists primarily of executive, accounting and administrative personnel and related expenses, including professional fees and investor relations expenses.  General and administrative expenses increased to $5.6 million for the three months ended March 31, 2005 from $2.8 million for the same period in the prior year, an increase of $2.8 million, or 97.9%.  The increase resulted primarily from professional and legal fees and audit and tax services associated with compliance with the Sarbanes-Oxley Act and related rules and regulations, foreign governance compliance, and ongoing litigation expenses.  As a percentage of revenue, general and administrative expense was 10.3% for the three months ended March 31, 2005, compared to 8.9% for the same period in the prior year.  We expect general and administrative expense will increase in absolute dollars over time as we continue to build infrastructure to support our business and comply with new governmental regulations.  As a percentage of revenue, general and administrative expense is expected to decline slightly over time.

AMORTIZATION OF ACQUISITION-RELATED INTANGIBLES. Amortization of acquisition related intangibles consists of amortization of other intangible assets recorded from our acquisitions over the last three years.  Amortization of intangible assets was $2.4 million for the three months ended March 31, 2005 compared to $1.6 million for the same period in the prior year.  The increase was due to additional amortizable assets acquired throughout 2004 and the first quarter of 2005.

OTHER INCOME/(EXPENSE), NET.  Other income/(expense), net consists of interest income on our cash and cash equivalents and short-term investments, interest expense on debt financing obligations, currency gain or loss from remeasured foreign transactions or assets from their native currency to their functional currency, as well as gain or loss on the sale of investments.  Interest income was $1.8 million and $0.4 million for the three months ended March 31, 2005 and 2004, respectively.  Interest expense was $0.6 million for the three months ended March 31, 2005 with no corresponding interest expense for the three months ended March 31, 2004.  Gains or losses from currency remeasurement and the sale of investments were immaterial.

INCOME TAXES.  For the three months ended March 31, 2005, we had tax expense of $4.9 million of which $3.7 million related to domestic and $1.2 million to foreign operations.  U.S. net income was almost fully offset by net operating loss carryforwards of approximately $8.4 million resulting in a 25.9% effective income tax rate for the quarter and an anticipated annual effective rate of 40% for the remainder of the year.  As of March 31, 2005, we had net U.S. operating loss carryforwards of approximately $100 million resulting from disqualifying dispositions of stock options and foreign tax loss carryforwards of $8 million related to preacquisition losses.  When these disqualifying disposition deductions and preacquisition loss deductions are realized for financial statement purposes, they will not result in a reduction in income tax expense, rather the benefit will be recorded as additional paid-in-capital or a reduction of goodwill. These income tax net operating loss carryforwards expire beginning in the year 2012. No income tax expense was recorded for the three month period ended March 31, 2004, as we utilized prior operating loss carryforwards and related valuation allowance resulting in a full offset of income tax expense for the quarter.  Deductions from disqualifying dispositions of stock options are included in net operating loss carryforwards with a corresponding valuation allowance.  Because of the uncertainty of future realization, a valuation allowance equal to the deferred tax asset has been recorded.  Ownership changes resulting from the issuance of additional equity may limit future annual realization of the tax net operating loss carryforwards to a specified percentage of our value under Section 382 of the Internal Revenue Code.

Liquidity and Capital Resources

As of March 31, 2005, we had $142.8 million of cash and cash equivalents, $172.8 million of short-term investments and working capital of approximately $216.2 million. Significant components of our working capital are cash and cash equivalents, short term investments and short term receivables net of client and merchant payables. Our primary source of internal liquidity is our operating activities.  During the three months ended March 31, 2005, our operations generated $27.3 million of cash compared to $19.1 million for the same period of the prior year.  The improvement was mainly due to an increase in net income and an increase in accounts payable.  Net cash used in investing activities during the three months ended March 31, 2005 totaled $20.2 million.  This was comprised of cash paid for acquisitions, net of cash received of $7.3 million, net purchases of investments of $9.2 million and investments in equipment of $3.7 million.  In March 2005, we acquired SWReg, an operating business of Atlantic Coast plc, a private limited UK company, for $8.8 million in cash.  Net cash provided by financing activities during the three months ended March 31, 2005 totaled $9.6 million.  This was comprised of the sale of stock through the exercise of stock options and purchases through the employee stock purchase plan.

Our principal commitments consist of interest and principal on our convertible senior notes and long-term obligations outstanding under operating leases.  Although we have no material commitments for capital expenditures, we anticipate continued capital expenditures consistent with our anticipated growth in operations, infrastructure, and personnel.  We further anticipate that our expenditures on product development will be consistent with our anticipated growth in operations. We also anticipate that we will continue to experience growth in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources.

Contractual Commitments

	Payment due by period (in thousands)
Contractual Obligations	Total Amount Committed	Apr-Dec 2005	2006-2007	2008-2009	2010 and Thereafter
Operating Lease Obligations	$4,925	$1,381	$1,896	$1,405	$243
Convertible Senior Notes	$240,703	$1,828	$4,875	$4,875	$229,125
Total	$245,628	$3,209	$6,771	$6,280	$229,368

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

With respect to our convertible senior notes, we are required to pay interest on the notes on January 1 and July 1 of each year beginning January 1, 2005.  On January 3, 2005 we paid $1.4 million in interest for the period June 1 through December 31, 2004.  The notes bear interest at a rate of 1.25% and, if specified conditions are met, are convertible into our common stock at a conversion price of $44.063 per share.  The notes may be surrendered for conversion under certain circumstances, including the satisfaction of a market price condition, such that the price of our common stock reaches a specified threshold; the satisfaction of a trading price condition, such that the trading price of the notes falls below a specified level; the redemption of the notes by us, the occurrence of specified corporate transactions, as defined in the related indenture; and the occurrence of a fundamental change, as defined in the related indenture.  The initial conversion price is equivalent to a conversion rate of approximately 22.6948 shares per $1,000 of principal amount of the notes.  We will adjust the conversion price if certain events occur, as specified in the related indenture, such as the issuance of our common stock as a dividend or distribution or the occurrence of a stock subdivision or combination. In addition, contingent interest is required to be paid to holders if certain conditions are met. If a fundamental change, such as a change in our control, as defined in the related indenture, occurs on or before January 1, 2009, we may also be required to purchase the notes for cash and pay an additional make whole premium payable in our common stock upon the repurchase or conversion of the notes in connection with the fundamental change. Holders of the notes have the right to require us to repurchase their notes prior to maturity on January 1, 2009, 2014 and 2019. We have the right to redeem the notes, under certain circumstances, on or after July 1, 2007 and prior to January 1, 2009, and we may redeem the notes at anytime on or after January 1, 2009.

We believe that existing sources of liquidity and the results of our operations will provide adequate cash to fund our operations, although we may seek to raise additional capital. In January 2002, we filed a universal shelf registration statement with the SEC pursuant to which we could issue up to $100 million in common stock, preferred stock, debt securities and/or warrants.   Of this amount, approximately $45 million was utilized to issue common stock in our July 2003 public offering leaving approximately $55 million available for future use.   In January 2005, we filed a registration statement to increase our available shelf registration amount from approximately $55 million to $255 million.  In addition, we filed an acquisition shelf registration statement for up to approximately 1.5 million shares. Both registration statements were declared effective by the SEC in April 2005.  These filings were made to provide future flexibility for acquisition and financing purposes.  The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. There can be no assurances that financing will be available in amounts or on terms acceptable to us, if at all.

Item 3.  Qualitative and Quantitative Disclosure About Market Risk

Interest Rate Risk

We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including government obligations and money market funds. Investments are classified as available-for-sale securities and carried at their market value with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive income/(loss) within stockholders’ equity.  As of March 31, 2005, all securities held had maturities of less than three years.  A sharp rise in interest rates could have an adverse impact on the market value of certain securities in our portfolio.  We do not currently hedge our interest rate exposure and do not enter into financial instruments for trading or speculative purposes or utilize derivative financial instruments.  There have been no significant changes to our investment portfolio that would alter our interest rate risk for the three months ended March 31, 2005.

Foreign Currency Risk

Our operations have historically been conducted primarily in the United States currency and as such have not been subject to material foreign currency exchange rate risk.   However, the growth in our international operations is increasing our exposure to foreign currency fluctuations as well as other risks typical of international operations, including, but not limited to differing economic conditions, changes in political climate, differing tax structures and other regulations and restrictions. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.  For example, approximately half of our subsidiary element 5’s revenue is denominated in euros or currencies other than the U.S. dollar.  As a result, a greater proportion of our revenues and earnings are now subject to currency fluctuations.  We translate statement of operations amounts that are denominated in foreign currency into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased net revenues, operating expenses and net income. Conversely, our net revenues, operating expenses and net income will decrease when the U.S. dollar strengthens against foreign currencies. We do not currently have a currency hedging program to mitigate the effect of fluctuations of currency prices on our financial results.

Item 4.  Controls and Procedures

(a)           Based on their evaluation of our disclosure controls and procedures conducted as of March 31, 2005, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934) are effective at the reasonable assurance level.

(b)           This evaluation did not identify any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

In June 2003, pursuant to the authorization of a special litigation committee of our board of directors, we and a substantial majority of Issuers entered into a non-binding memorandum of understanding reflecting a tentative settlement of the IPO Lawsuits. The terms of the tentative settlement provide for, among other things, a release of the Issuers and their officers and directors from all further liability resulting from plaintiffs’ claims, and the assignment to plaintiffs of certain potential claims that the Issuers may have against their IPO underwriters. The tentative settlement also provides that, in the event that plaintiffs ultimately recover less than a guaranteed sum of $1 billion from the IPO underwriters, plaintiffs would be entitled to payment by each participating Issuer’s insurer of a pro rata share of any shortfall in the plaintiffs’ guaranteed recovery.  In September 2003, in connection with the tentative settlement, our officers and directors who had entered tolling agreements with plaintiffs (described above) agreed to extend those agreements so that they would not expire prior to any settlement being finalized. In June 2004, we executed a final settlement agreement with the plaintiffs consistent with the terms of the memorandum of understanding.  On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement, subject to modification of certain bar orders contemplated by the settlement.  In addition, the settlement is still subject to statutory notice requirements as well as final judicial approval. Pending final approval of the settlement, we continue to believe that the claims against us, our officers and directors are without merit and intend to defend against them vigorously.

In addition, we are subject to legal proceedings, claims, and litigation arising in the ordinary course of business.  While the final outcome of these matters is currently not determinable, we believe there is no litigation pending against us that could have, individually or in the aggregate, a material adverse effect on our consolidated financial position, results of operation or cash flows.  As of March 31, 2005, we had $470 thousand accrued for various legal matters where it was estimable and probable that an unfavorable outcome will occur.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 2005, the Board of Directors authorized a new share repurchase program of up to $50.0 million of our outstanding shares of common stock. This new program superseded and replaced the $5.0 million share repurchase program adopted in 2001. In 2001, we spent $267,000 to repurchase our shares.  Under the new program, the shares may be repurchased in the open market or in privately negotiated transactions. Repurchases are at our discretion based on ongoing assessments of the capital needs of the business, the market price of our common stock and general market conditions. No time limit was set for the completion of the repurchase program.

During the three months ended March 31, 2005, no shares were repurchased under the 2001 repurchase program.

Item 6.  Exhibits

(a) Exhibits

EXHIBIT NUMBER		DESCRIPTION OF DOCUMENTS

3.1	(1)	Amended and Restated Certificate of Incorporation, as amended, as currently in effect.
3.2	(2)	Amended and Restated Bylaws, as currently in effect.
4.1	(3)	Specimen of Common Stock Certificate.
4.2	(1)	Form of Senior Debt Indenture.
4.3	(1)	Form of Subordinated Debt Indenture.
4.4		References are made to Exhibits 3.1 and 3.2.
4.5	(4)	Indenture dated as of June 1, 2004 between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the Note.
10.16	(5)

Supplemental Agreement and Settlement Agreement, by and among Digital River, Inc., Digital River GmbH, element 5 AG, Messrs. Clemens Roth, Christopher Reimold, Gerrit Schumann, Stephan Naujoks and various other former element 5 shareholders, dated as of January 18, 2005.

10.17	(6)	Summary of Compensation Program for Non-Employee Directors.
12.1		Computation of Ratio of Earnings to Fixed Charges.
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)

Filed as Exhibits 3.1 and 3.3 and Exhibits 4.5 and 4.6 to our Registration Statement on Form S-3, File No. 333-81626, filed on January 29, 2002, declared effective on February 12, 2002, and incorporated herein by reference.

(2)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001, and incorporated herein by reference.
(3)	Filed as an exhibit to our Registration Statement on Form S-1, File No. 333-56787, declared effective on August 11, 1998, and incorporated herein by reference.
(4)	Filed as an exhibit to our Current Report on Form 8-K, filed on July 13, 2004, and incorporated herein by reference.
(5)	Filed as an exhibit to our Current Report on Form 8-K, filed on January 20, 2005, and incorporated herein by reference.
(6)	Filed as an exhibit to our Current Report on Form 8-K, filed on February 15, 2005, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 9, 2005		DIGITAL RIVER, INC.

		By:	/s/ CARTER D. HICKS

Carter D. Hicks
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER		DESCRIPTION OF DOCUMENTS

3.1	(1)	Amended and Restated Certificate of Incorporation, as amended, as currently in effect.
3.2	(2)	Amended and Restated Bylaws, as currently in effect.
4.1	(3)	Specimen of Common Stock Certificate.
4.2	(1)	Form of Senior Debt Indenture.
4.3	(1)	Form of Subordinated Debt Indenture.
4.4		References are made to Exhibits 3.1 and 3.2.
4.5	(4)	Indenture dated as of June 1, 2004 between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the Note.
10.16	(5)

Supplemental Agreement and Settlement Agreement, by and among Digital River, Inc., Digital River GmbH, element 5 AG, Messrs. Clemens Roth, Christopher Reimold, Gerrit Schumann, Stephan Naujoks and various other former element 5 shareholders, dated as of January 18, 2005.

10.17	(6)	Summary of Compensation Program for Non-Employee Directors.
12.1		Computation of Ratio of Earnings to Fixed Charges.
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)

Filed as Exhibits 3.1 and 3.3 and Exhibits 4.5 and 4.6 to our Registration Statement on Form S-3, File No. 333-81626, filed on January 29, 2002, declared effective on February 12, 2002, and incorporated herein by reference.

(2)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001, and incorporated herein by reference.
(3)	Filed as an exhibit to our Registration Statement on Form S-1, File No. 333-56787, declared effective on August 11, 1998, and incorporated herein by reference.
(4)	Filed as an exhibit to our Current Report on Form 8-K, filed on July 13, 2004, and incorporated herein by reference.
(5)	Filed as an exhibit to our Current Report on Form 8-K, filed on January 20, 2005, and incorporated herein by reference.
(6)	Filed as an exhibit to our Current Report on Form 8-K, filed on February 15, 2005, and incorporated herein by reference.