Form 10-Q
period 2005-06-30
DIGITAL RIVER INC /DE
filed 2005-08-09
CIK 1062530

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

COMMON STOCK, $0.01 PAR VALUE	34,301,597 SHARES
(Class)	Outstanding as of July 29, 2005

DIGITAL RIVER, INC.

Form 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

DIGITAL RIVER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$142,221	$127,734
Short-term investments	179,824	164,402
Accounts receivable, net of allowance of $653 and $1,146	21,903	21,520
Other current assets	3,109	3,317
Total current assets	347,057	316,973

PROPERTY AND EQUIPMENT, NET	19,314	17,367
GOODWILL	156,279	148,086
INTANGIBLE ASSETS, net of accumulated amortization of $32,758 and $28,245	15,194	17,297
OTHER ASSETS	9,566	10,113
TOTAL ASSETS	$547,410	$509,836

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$84,879	$88,052
Accrued payroll	4,254	5,332
Deferred revenue	4,419	3,901
Accrued acquisitions expenses	6,588	6,720
Other accrued liabilities	16,987	14,221
Total current liabilities	117,127	118,226

NON-CURRENT LIABILITIES:
Convertible senior notes	195,000	195,000
Deferred tax liability	3,245	3,841
Total non current liabilities	198,245	198,841
Total liabilities	315,372	317,067

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $.01 par value; 60,000,000 shares authorized; 34,208,165 and 33,652,149 shares issued and outstanding	342	337
Additional paid-in capital	261,103	243,926
Accumulated deficit	(29,079)	(51,164)
Accumulated other comprehensive loss	(328)	(330)
Total stockholders’ equity	232,038	192,769
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$547,410	$509,836

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

REVENUE	$51,143	$34,877	$105,672	$66,732
COSTS AND EXPENSES (exclusive of depreciation and amortization expense shown separately below)
Direct cost of services	1,187	1,449	2,488	2,067
Network and infrastructure	4,738	3,506	9,216	6,806
Sales and marketing	15,740	11,407	32,116	22,875
Product research and development	5,127	3,645	9,585	6,569
General and administrative	5,301	3,856	10,917	6,693
Depreciation and amortization	2,375	1,859	4,497	3,470
Amortization of acquisition related intangibles	2,110	2,267	4,506	3,846
Total costs and expenses	36,578	27,989	73,325	52,326

INCOME FROM OPERATIONS	14,565	6,888	32,347	14,406
OTHER INCOME/(EXPENSE), NET	891	(132)	2,046	(35)
INCOME BEFORE INCOME TAX EXPENSE	$15,456	$6,756	$34,393	$14,371
Income tax expense	5,230	—	10,130	—
NET INCOME	$10,226	$6,756	$24,263	$14,371

NET INCOME PER SHARE:
BASIC	$0.30	$0.21	$0.71	$0.45
DILUTED	$0.26	$0.19	$0.61	$0.40

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	34,176	32,064	34,097	31,842
DILUTED	41,154	37,440	41,347	36,244

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Six Months Ended June 30,
	2005	2004
OPERATING ACTIVITES:
Net income	$24,263	$14,371
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of acquisition related costs	4,506	3,846
Change in accounts receivable allowance	(390)	175
Depreciation and amortization	4,497	3,453
Tax benefit of stock based compensation	6,269	—
Deferred and other income taxes	3,870	—
Change in operating assets and liabilities:
Accounts receivable	1,392	(1,026)
Prepaid and other assets	(475)	587
Accounts payable	(6,705)	4,934
Deferred revenue	633	41
Accrued payroll and other accrued liabilities	595	(1,423)
Net cash provided by operating activities	38,455	24,958

INVESTING ACTIVITIES:
Purchases of investments	(69,089)	(44,207)
Sales of investments	53,227	44,982
Cash paid for acquisitions, net of cash received	(7,825)	(124,714)
Purchases of property, equipment and capitalized software	(6,021)	(4,409)
Net cash used in investing activities	(29,708)	(128,348)

FINANCING ACTIVITIES:
Principal amount on line of credit	—	45,000
Repayment of principal on line of credit	—	(45,000)
Net proceeds on issuance of 1.25% convertible senior notes due 1/1/2024	—	169,201
Exercise of stock options	10,453	8,007
Sales of common stock under employee stock purchase plan	1,488	427
Repurchase of common stock	(3,205)	—
Net cash provided by financing activities	8,736	177,635
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,996)	57
NET INCREASE IN CASH AND CASH EQUIVALENTS	14,487	74,302
CASH AND CASH EQUIVALENTS, beginning of period	127,734	101,878
CASH AND CASH EQUIVALENTS, end of period	$142,221	$176,180
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest on Convertible Senior Notes	$1,422	$—

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which in our opinion are necessary to fairly state our consolidated financial position, results of operations and cash flows for the periods presented.  These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2005. The December 31, 2004 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

Summary of Significant Accounting Policies

A detailed description of our significant accounting policies can be found in our most recent Annual Report filed on Form 10-K for the fiscal year ended December 31, 2004.

Foreign Currency Translation

Foreign currency denominated revenue and expense transactions are remeasured to our functional currency using average exchange rates for the fiscal period.  Foreign currency denominated assets and liabilities are remeasured to our functional currency using the exchange rate in effect at the respective balance sheet dates.  Any gains or losses are included in the consolidated statement of operations within “other income (expense), net.”  The financial position and results of operations of our foreign subsidiaries are measured using local currency as the functional currency.  Assets and liabilities are translated to their U.S. dollar equivalents at rates in effect at the respective balance sheet dates and statements of operations and cash flows are translated using average exchange rates for the fiscal period.  The resulting translation adjustments are recorded as a component of stockholders’ equity.

Research and Development and Software Development

Research and development expenses consist primarily of development personnel and external contractor costs related to the development of new products and services, enhancement of existing products and services, quality assurance and testing.  We follow AICPA Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” in accounting for internally developed software.  Consistent with SOP 98-1, we capitalized approximately, $0 million and $0.4 million of software development costs related to those efforts for the three and six months ended June 30, 2005, respectively. We did not capitalize any costs related to software development during the three months ended June 30, 2005 and do not expect to capitalize any such costs for the balance of 2005.  These capitalized costs are included in purchases of equipment within investing activities on our Consolidated Statement of Cash Flows.

2. NET INCOME PER SHARE

The table below sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
EARNINGS PER SHARE - BASIC
Net income - basic	$10,226	$6,756	$24,263	$14,371
Weighted average shares outstanding - basic	34,176	32,064	34,097	31,842
Earning per share - basic	$0.30	$0.21	0.71	0.45

EARNINGS PER SHARE - DILUTED
Net income - basic	10,226	6,756	24,263	14,371
Exclude: Interest expense and amortized financing cost of convertible senior notes, net of tax benefit	457	236	969	236
Net income - diluted	$10,683	$6,992	25,232	14,607
Weighted average shares outstanding - basic	34,176	32,064	34,097	31,842
Dilutive impact of options outstanding	2,553	3,917	2,825	3,673
Dilutive impact of convertible senior notes	4,425	1,459	4,425	729
Diluted — weighted average shares outstanding	41,154	37,440	41,347	36,244
Diluted — net income per share	$0.26	$0.19	$0.61	$0.40

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

We complete our annual impairment test in the fourth quarter of each fiscal year, and reassess any intangible assets, including goodwill, recorded in connection with earlier acquisitions.  There was no impairment of goodwill in the three and six months ended June 30, 2005 and 2004.

Information regarding our other intangible assets is as follows (in thousands):

	As of June 30, 2005
	Carrying Amount Gross	Accumulated Amortization	Net

Customer relationships	$27,217	$19,001	$8,216
Non-compete agreements	5,141	3,933	1,208
Technology/tradename	15,594	9,824	5,770
Total	$47,952	$32,758	$15,194

	As of December 31, 2004
	Carrying Amount Gross	Accumulated Amortization	Net

Customer relationships	$25,406	$14,784	$10,622
Non-compete agreements	5,134	3,549	1,585
Technology/tradename	15,002	9,912	5,090
Total	$45,542	$28,245	$17,297

Amortization expense for the three months ended June 30, 2005 and 2004 was $2.1 million and $2.3 million, respectively and $4.5 million and $3.8 million for the six months ended June 30, 2005 and 2004 respectively.  Estimated amortization expense for the remaining life of the intangible assets, based on intangible assets as of June 30, 2005, is as follows (in thousands):

Year	As of June 30, 2005
2005	4,160
2006	7,667
2007	2,770
2008	491
2009	102
2010	4
Total	$15,194

4.  STOCK BASED COMPENSATION

Prior to the annual stockholders’ meeting held in May 2005, we had two stock-based employee compensation plans, which are described more fully in Note 11 of our 2004 Annual Report on Form 10-K.  At the annual stockholders’ meeting held in May 2005, stockholders approved an amendment and restatement of our 1998 Stock Option Plan that combined the 1998 plan with our 1999 Stock Option Plan and gave us the flexibility to grant restricted stock awards, restricted stock unit awards and performance shares, in addition to incentive and nonstatutory stock options, to our directors, employees, and consultants under the combined plan. We account for these plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

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

The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provision of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$10,226	$6,756	$24,263		$14,371
Deduct: Total stock-based compensation determined under fair value based method for all awards	(3,347)	(7,511)	(6,581)	#	(13,540)
Adjusted net income, fair value method for all stock-based awards	$6,879	$(755)	$17,682		$831

Basic income per share — as reported	$0.30	$0.21	$0.71		$0.45
Diluted income per share — as reported	$0.26	$0.19	$0.61		$0.40
Basic income per share – SFAS No. 123 adjusted	$0.20	$(0.02)	$0.52		$0.03
Diluted income per share – SFAS No. 123 adjusted	$0.18	$(0.02)	$0.45		$0.02

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Six Months Ended June 30,
	2005	2004
Risk-free interest rate	4%	4%
Expected life (years)	4	1–3
Volatility factor	0.93	1.3
Expected dividends	—	—

In December 2004, the Financial Accounting Standards Board issued SFAS 123 (R), “Share-Based Payment.”  This Statement is a revision to SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  No compensation cost is recognized for equity instruments for which employees do not render service.  We expect to adopt SFAS 123(R) effective on January 1, 2006, requiring compensation cost to be recognized as expense for the portion of outstanding unvested awards, and any new awards made thereafter, based on the grant-date fair value of those awards.

5. ACQUISITIONS AND EARN-OUT ARRANGEMENTS

In March 2005, we acquired certain assets and assumed certain liabilities, vendor contracts and intellectual property of SWReg, an operating business of Atlantic Coast plc, a private limited UK company for $8.8 million in cash. SWReg is a provider of e-commerce services for software authors. Goodwill of $8.8 million was recorded as a result of this acquisition.  We are amortizing other intangibles assets acquired as follows; technology over three years, tradename over five years, and customer relationships over a four-year period.  We may also make additional earn-out payments in cash based on achieving specific revenue and development goals over the first 12 months following the closing of the acquisition.  Such earn-out amounts, if paid, will be recorded as goodwill as they are considered incremental to the purchase price.

In November 2004, we acquired all of the outstanding capital stock of BlueHornet Networks, Inc.  BlueHornet is a leading provider of e-mail marketing campaign management services and related customer relationship management (CRM) tools.  As consideration for the acquisition, we issued a total of 160 thousand shares of our common stock to the BlueHornet stockholders, valued at approximately $5.3 million, paid off $0.7 million of BlueHornet debt obligations at closing and agreed to pay an additional $0.5 million in cash to the former BlueHornet stockholders following the transition of certain BlueHornet assets to our facilities in Eden Prairie, Minnesota.  Goodwill of $4.8 million was recorded as a result of this acquisition. We are amortizing other intangible assets acquired, consisting of technology/tradename, customer relationships and non-compete agreements, over a three-year period.  In addition, the former BlueHornet stockholders may receive additional earn-out payments in cash or our common stock, at our discretion, based on BlueHornet’s operating performance over the first 36 months following the closing of the acquisition.  These earn-out amounts, if paid, will be recorded as goodwill as they are considered incremental to the purchase price.

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

As of June 30, 2005, our accrued acquisition cost related to the element 5 restructuring plan was $2.9 million.  The following table provides detail on the activity and our remaining accrual balance as of June 30, 2005 (in thousands):

	Accrual March 31, 2004	Net Additions	Payments	Accrual June 30, 2005
Employee severance costs	$3,300	$0	$(400)	$2,900
Total	$3,300	$0	$(400)	$2,900

As of June 30, 2005, we believe that the maximum potential for future earn-out payments for all prior acquisitions is approximately $2.8 million.  This amount has not yet been recorded as goodwill.

The Condensed Consolidated Financial Statements include the operating results of each business from the date of acquisition.  The following unaudited pro forma condensed results of operations for the three and six months ended June 30, 2005 and 2004 have been prepared as if each of the acquisitions had occurred on January 1, 2004 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenue	$51,143	$37,684	$106,273	77,582
Income from operations	14,565	6,520	32,641	13,023
Net income	10,226	6,444	24,621	12,836

Basic net income per share	$0.30	$0.20	$0.72	$0.40
Diluted net income per share	$0.26	$0.18	$0.62	$0.36

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

We are required to pay interest on the notes on January 1 and July 1.  The notes bear interest at a rate of 1.25% and, if specified conditions are met, are convertible into our common stock at a conversion price of $44.063 per share.  The notes may be surrendered for conversion under certain circumstances, including the satisfaction of a market price condition, such that the price of our common stock reaches a specified threshold; the satisfaction of a trading price condition, such that the trading price of the notes falls below a specified level; the redemption of the notes by us, the occurrence of specified corporate transactions, as defined in the related indenture; and the occurrence of a fundamental change, as defined in the related indenture. The initial conversion price is equivalent to a conversion rate of approximately 22.6948 shares per $1,000 of principal amount of the notes.  We will adjust the conversion price if certain events occur, as specified in the related indenture, such as the issuance of our common stock as a dividend or distribution or the occurrence of a stock subdivision or combination. If a fundamental change, such as a change in our control, as defined in the related indenture, occurs on or before January 1, 2009, we may also be required to purchase the notes for cash and pay an additional make whole premium payable in our common stock upon the repurchase or conversion of the notes in connection with the fundamental change. Holders of the notes have the right to require us to repurchase their notes prior to maturity on January 1, 2009, 2014 and 2019. We have the right to redeem the notes, under certain circumstances, on or after July 1, 2007 and prior to January 1, 2009, and we may redeem the notes at anytime on or after January 1, 2009.

A portion of the net proceeds of the offering was used to repay our senior secured revolving credit facility with Harris Trust and Savings Bank.  The balance will be used for general corporate purposes, including working capital, capital expenditures, potential future acquisitions, investments, and the potential repurchase of shares of our common stock.

In the second quarter of 2005 and 2004, we incurred interest expense of $0.6 million and $0.2 million, respectively, on the convertible senior notes and made no interest payments.  Interest expense on the convertible senior notes for six months ended June 30, 2005 and June 30, 2004 was $1.2 million and $0.2 million, respectively.

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

Overview

We are a provider of comprehensive e-commerce outsourcing solutions. We were incorporated in February 1994 and commenced offering products for sale through our clients’ e-commerce stores in August 1996. From inception through August 1996, we had no sales, and our activities related primarily to the development of our proprietary technology platform.  In 1996, we began to focus our business development efforts on the software industry, building our catalog of software products through contracts with software publishers.  In 1997, we began to develop software distribution relationships through contracts with online retailers. In late 1998, we began to offer our comprehensive e-commerce outsourcing services in the form of a transaction fee-based e-commerce service to clients outside of the software industry.  As of June 30, 2005, we were providing e-commerce services for more than 40,000 software and digital products publishers, manufacturers, online retailers and online channel partners.

Prior to January 1, 2004, we managed our physical goods clients through a division (formerly our E-Business Services Division) that was separate from our Software and Digital Commerce Services Division.  Beginning January 1, 2004, this divisional structure was consolidated, and we announced that we will no longer report our activities as separate business segments.  Nonetheless, we remain committed to serving existing and new physical goods clients.

We have approximately nine years of operating history upon which investors may evaluate our business and prospects. Until 2003, we incurred significant operating losses, and as of June 30, 2005, we had an accumulated deficit of $29.1 million. We intend to expend financial and management resources on the development of additional services, sales and marketing, technology and operations to support larger-scale operations and greater service offerings. Although we expect to generate positive cash flow from operations in 2005, there can be no assurance that our revenue will increase or even continue at its current level or that we will maintain profitability or generate cash from operations in future periods.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of Revenue (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	2.3	4.1	2.3	3.1
Network and infrastructure	9.3	10.1	8.7	10.2
Sales and marketing	30.8	32.7	30.4	34.3
Product research and development	10.0	10.5	9.1	9.8
General and administrative	10.4	11.0	10.3	10.0
Depreciation and amortization	4.6	5.3	4.3	5.2
Amortization of acquisition related costs	4.1	6.5	4.3	5.8
Total costs and expenses	71.5	80.2	69.4	78.4
Income from operations	28.5	19.8	30.6	21.6
Other income/(expense), net	1.7	(0.4)	1.9	—
Income before income tax expense	30.2	19.4	32.5	21.6
Income tax expense	(10.2)	—	(9.6)	—
Net income	20.0%	19.4%	22.9%	21.6%

We acquired element 5 AG in April 2004, Fireclick, Inc. in June 2004, BlueHornet Networks, Inc. in November 2004 and SWReg in March 2005.  Accordingly, our operations in the second quarter of 2005 include the revenue and expenses of these acquired operations, with no corresponding expenses in the second quarter of 2004.  As a result, while absolute dollars have increased in the second quarter of 2005 compared to 2004, our total costs and expenses declined as a percent of revenue from 80.2% for the three months ended June 30, 2004 to 71.5% for the three months ended June 30, 2005 and from 78.4% for the six months ended June 30, 2004 to 69.4% for the six months ended June 30, 2005.

REVENUE. Revenue increased to $51.1 million for the three months ended June 30, 2005 from $34.9 million for the same period in the prior year, an increase of $16.3, million or 46.6%. For the six months ended June 30, 2005, revenue totaled $105.7 million, an increase of $38.9 million, or 58.4%, from revenue of $66.7 million in the same period of the prior year. The increase was primarily attributable to higher online activity across our client base and growth in the number of software publishers, online retailers and international sites.

International sales represented approximately 39% and 31% of total revenue in the three month period ended June 30, 2005 and 2004, respectively, and approximately 38% and 29% of total revenue for the six month period ended June 30, 2005 and 2004, respectively.  We expect that this percentage will continue to increase on a year over year basis.

GROSS MARGIN (Exclusive of depreciation and amortization, consistent with our Condensed Consolidated Statement of Operations.)  Cost of revenue consists of direct cost of services and network and infrastructure costs and is composed of direct labor costs related to revenue and the costs to operate and maintain our technology platform, as well as customer service, site design, customer specific development and operations functions.  Such amounts are shown exclusive of any related depreciation and amortization expenses.  Gross margin was $45.2 million and $94.0 million for the three and six months ended June 30, 2005, up from $29.9 and $57.9 million for the same periods in the prior year.  Gross profit margins were 88.4% and 88.9% for the three and six months ended June 30, 2005 versus 85.8% and 86.7% for the same periods in the prior year due to greater leveraging of our infrastructure over more revenue and clients.  We continue to believe that e-commerce and related services may become more competitive in the future.  Accordingly, we may have to reduce our pricing or alter our pricing structure and policies in the future and any such change could negatively impact gross margins.  We expect direct cost of services and network and infrastructure to increase in absolute dollars and remain relatively flat as a percent of revenue.

GROSS MARGIN (Inclusive of depreciation and amortization, an alternative to our Condensed Consolidated Statement of Operations.)  Gross margin, inclusive of depreciation and amortization, was $42.8 million and $89.5 million for the three and six months ended June 30, 2005, up from $28.1 and $54.4 million for the same periods in the prior year.  Gross profit margins, inclusive of depreciation and amortization, were 83.8% and 84.7% for the three and six months ended June 30, 2005 and 80.5% and 81.5% for the same periods of prior year.  This inclusive presentation is an allocation of depreciation and amortization costs from that line item in our Consolidated Statement of Operations.  This inclusive allocation presentation impacts neither net income, nor net income per share as reported.

SALES AND MARKETING. Sales and marketing expense consists primarily of personnel and related expenses, advertising and promotional expenses, credit card chargebacks and bad debt expense, and credit card transaction and other payment processing fees.  Sales and marketing expense increased to $15.7 million and $32.1 million, respectively, for the three and six months ended June 30, 2005 from $11.4 million and $22.9 million for the same periods in the prior year, an increase of $4.3 million, or 38.0%, and $9.2 million, or 40.4%, respectively. The increase primarily resulted from credit card fees directly associated with the increase in revenue and additional sales and marketing personnel and related expenses, partially offset by lower bad debt expense and lower advertising expenses.  As a percentage of revenue, sales and marketing expense was 30.8% and 30.4%, respectively, in the three and six months ended June 30, 2005, compared to 32.7% and 34.3%, respectively, for the same periods in the prior year, primarily reflecting our increased revenue.  We expect sales and marketing expenses to increase in absolute dollars and decline slightly as a percentage of revenue over time.

PRODUCT RESEARCH AND DEVELOPMENT.  Product research and development expense consists primarily of personnel and related expenses and consulting costs associated with developing and enhancing our technology platform and related internal systems.  Product research and development expense increased to $5.1 million and $9.6 million, respectively, for the three and six months ended June 30, 2005 from $3.6 million and $6.6 million for the same periods in the prior year, an increase of $1.5 million, or 40.7%, and $3.0 million, or 45.9%, respectively.   The increase was primarily driven by increases in personnel-related expenses and outside consulting fees.  During the second quarter of 2005, we continued to advance our new self-service, remote-control technology, as well as the international and e-marketing capabilities on our next-generation e-commerce platform.  We capitalized approximately $0.0 million and $0.4 million of software development costs related to these efforts in the three and six months ended June 30, 2005, respectively.  We did not capitalize any costs related to software development during the three months ended June 30, 2005 and do not expect to capitalize any such costs for the balance of 2005.  As a percentage of revenue, product research and development expense was 10.0% and 9.1% in the three and six months ended June 30, 2005, compared to 10.5% and 9.8% for the same periods in the prior year.  We expect product research and development costs to increase in absolute dollars and remain relatively flat on a percentage basis as revenues increase.

GENERAL AND ADMINISTRATIVE. General and administrative expense consists primarily of executive, accounting and administrative personnel and related expenses, including professional fees and investor relations expenses.  General and administrative expenses increased to $5.3 million and $10.9 million, respectively, for the three and six months ended June 30, 2005 from $3.9 million and $6.7 million for the same periods in the prior year, an increase of $1.4 million, or 37.5%, and $4.2 million, or 63.1%, respectively.  The increase resulted primarily from wages and professional service expenses.  As a percentage of revenue, general and administrative expense was 10.4% and 10.3% for the three and six months ended June 30, 2005, compared to 11.0% and 10.0% for the same periods in the prior year.  We expect general and administrative expense will increase in absolute dollars over time as we continue to build infrastructure to support our business and comply with new governmental regulations.  As a percentage of revenue, general and administrative expense is expected to decline slightly over time.

AMORTIZATION OF ACQUISITION-RELATED INTANGIBLES. Amortization of acquisition related intangibles consists of amortization of other intangible assets recorded from our acquisitions over the last three years.  Amortization of intangible assets was $2.1 million and $4.5 million, respectively, for the three and six months ended June 30, 2005 compared to $2.3 million and $3.8 million for the same periods in the prior year. The increase was due to additional amortizable assets acquired throughout 2004 and the first quarter of 2005.

OTHER INCOME/(EXPENSE), NET.  Other income/(expense), net consists of interest income on our cash and cash equivalents and short-term investments, interest expense on debt financing obligations, currency gain or loss from remeasured foreign transactions or assets from their native currency to their functional currency, as well as gain or loss on the sale of investments.  Interest income was $2.3 million and $4.1 million, respectively, for the three and six months ended June 30, 2005 compared to $0.4 million and $0.8 million for the same periods in the prior year. Interest expense on long term debt and other interest expense was $0.6 million and $1.2 million, respectively, for the three and six months ended June 30, 2005 compared to $0.3 million and $0.3 million for the same periods in the prior year.  Losses from currency remeasurement were $0.7 million and $0.8 million, respectively, for the three and six months ended June 30, 2005. Gains and losses were $0.1 million and $0.5 million for the same periods in the prior year. Gains or losses from the sale of investments were immaterial.

INCOME TAXES.  For the three months ended June 30, 2005, we had tax expense of $5.2 million of which $4.3 million related to domestic operations and $0.9 million to foreign operations.  The effective tax rate for the three months ended June 30, 2005 was 34%.  The increase in the tax rate from the first quarter rate of 26% is because the net operating loss arising from continuing operations was fully utilized in the first quarter.  Subsequent net operating loss utilization is attributable to deductions arising from disqualifying non-qualifying stock option dispositions that do not affect tax rate.  We anticipate an annual effective rate of 34% for the remainder of the year.

As of June 30, 2005, we had net U.S. operating loss carryforwards of approximately $84.6 million resulting from disqualifying dispositions of stock options and foreign tax loss carryforwards of $8.4 million related to pre-acquisition losses.  When these disqualifying disposition deductions and pre-acquisition loss deductions are realized for financial statement purposes, they will not result in a reduction in income tax expense, rather the benefit will be recorded as additional paid-in-capital or a reduction of goodwill. The U.S. income tax net operating loss carryforwards expire beginning in the year 2012. Additionally, we have made a Section 338 election allowing us to deduct the step up basis in acquisitions of approximately $100 million over 15 years from 2005 to 2019.

No income tax expense was recorded for the three month period ended June 30, 2004, as we utilized prior operating loss carryforwards and related valuation allowance resulting in a full offset of income tax expense for the quarter.  Deductions from disqualifying dispositions of stock options are included in net operating loss carryforwards with a corresponding valuation allowance.

Because of the uncertainty of future realization, a valuation allowance equal to the net deferred tax asset has been recorded.  Ownership changes resulting from the issuance of additional equity may limit future annual realization of the tax net operating loss carryforwards to a specified percentage of our value under Section 382 of the Internal Revenue Code.

Off Balance Sheet Arrangements

None.

Liquidity and Capital Resources

As of June 30, 2005, we had $142.2 million of cash and cash equivalents, $179.8 million of short-term investments and working capital of approximately $229.9 million. Significant components of our working capital are cash and cash equivalents, short term investments and short term receivables net of client and merchant payables. Our primary source of internal liquidity is our operating activities.  During the six months ended June 30, 2005, our operations generated $38.5 million of cash compared to $25.0 million for the same period of the prior year.  The improvement was mainly due to an increase in net income and non-cash tax expense offset by a decrease in accounts payable.  Net cash used in investing activities during the six months ended June 30, 2005 totaled $29.7 million.  This was comprised of cash paid for acquisitions, net of cash received of $7.8 million, net purchases of investments of $15.9 million and investments in property, equipment and capitalized software of $6.0 million.  In March 2005, we acquired SWReg, an operating business of Atlantic Coast plc, a private limited UK company, for $8.8 million in cash.  Net cash provided by financing activities during the six months ended June 30, 2005 totaled $8.7 million.  This was comprised of the sale of stock through the exercise of stock options and purchases through the employee stock purchase plan totaling $11.9 million offset by $3.2 million repurchases of common stock.

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

Contractual Commitments

	Payment due by period (in thousands)
Contractual Obligations	Total Amount Committed	Jul-Dec 2005	2006-2007	2008-2009	2010 and Thereafter
Operating Lease Obligations	$7,225	$1,082	$3,916	$2,006	$221
Convertible Senior Notes	$240,094	$1,219	$4,875	$4,875	$229,125
Total	$247,319	$2,301	$8,791	$6,881	$229,346

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

With respect to our convertible senior notes, we are required to pay interest on the notes on January 1 and July 1 of each year.  On January 3, 2005 we paid $1.4 million in interest for the period June 1 through December 31, 2004.  The notes bear interest at a rate of 1.25% and, if specified conditions are met, are convertible into our common stock at a conversion price of $44.063 per share.  The notes may be surrendered for conversion under certain circumstances, including the satisfaction of a market price condition, such that the price of our common stock reaches a specified threshold; the satisfaction of a trading price condition, such that the trading price of the notes falls below a specified level; the redemption of the notes by us, the occurrence of specified corporate transactions, as defined in the related indenture; and the occurrence of a fundamental change, as defined in the related indenture.

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

We believe that existing sources of liquidity and the results of our operations will provide adequate cash to fund our operations, although we may seek to raise additional capital. In January 2002, we filed a universal shelf registration statement with the SEC pursuant to which we could issue up to $100 million in common stock, preferred stock, debt securities and/or warrants.   Of this amount, approximately $45 million was utilized to issue common stock in our July 2003 public offering, leaving approximately $55 million available for future use.   In January 2005, we filed a registration statement to increase our available shelf registration amount from approximately $55 million to $255 million.  In addition, we filed an acquisition shelf registration statement for up to approximately 1.5 million shares. Both registration statements were declared effective by the SEC in April 2005.  These filings were made to provide future flexibility for acquisition and financing purposes.  The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. There can be no assurances that financing will be available in amounts or on terms acceptable to us, if at all.

Item 3.  Qualitative and Quantitative Disclosure About Market Risk

Interest Rate Risk

We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including government obligations and money market funds. Investments are classified as available-for-sale securities and carried at their market value with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive income/(loss) within stockholders’ equity.  As of June 30, 2005, all securities held had maturities of less than three years.  A sharp rise in interest rates could have an adverse impact on the market value of certain securities in our portfolio.  We do not currently hedge our interest rate exposure and do not enter into financial instruments for trading or speculative purposes or utilize derivative financial instruments.  There have been no significant changes to our investment portfolio that would alter our interest rate risk for the three months ended June 30, 2005.

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

Item 4.  Controls and Procedures

(a)                      Based on their evaluation of our disclosure controls and procedures conducted as of June 30, 2005, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934) are effective at the reasonable assurance level.

(b)                     This evaluation did not identify any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the six months ended June 30, 2005, we repurchased a total of 136,000 shares at a weighted average price per share of $23.57.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan (in millions)
April 1 - April 30, 2005	—	—	—	$50.0
May 1 - May 31, 2005	136,000	$23.57	136,000	$46.5
June 1 - June 30, 2005	—	—	—	$46.5

Total	136,000		136,000

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on May 25, 2005 (the “Annual Meeting”).  The following matters were considered and voted upon at the Annual Meeting:

The first matter related to the election of the director nominee Thomas F. Madison as a director to serve until the 2008 annual meeting of the stockholders.  The votes cast for and against such nominee were as follows:

Name	For	Withheld

Thomas F. Madison	27,230,477	5,042,735

William J. Lansing, Frederick M. Seegal, Joel A. Ronning, Perry W. Steiner and J. Paul Thorin are our directors whose terms of office as directors continued after the Annual Meeting

The second matter related to an amendment and restatement of our 1998 Stock Option Plan that would combine the 1998 Plan with our 1999 Stock Option Plan and would give us the flexibility to grant restricted stock awards, restricted stock unit awards and performance shares, in addition to incentive and nonstatutory stock options, to our directors, employees, and consultants under the combined plan.  There were 17,565,886 votes cast for the approval, and there were 7,898,267 votes cast against the approval.  There were 58,451 abstentions and 6,750,608 broker non-votes.

The third matter related to the ratification of the appointment of Ernst & Young, LLP as our independent auditors for the fiscal year ending December 31, 2005.  There were 32,103,819 votes cast for approval, and there were 129,670 votes cast against the approval.  There were 39,723 abstentions and no broker non-votes.

Item 5. Other Information

In August 2005, the Compensation Committee of our Board of Directors approved an amendment and restatement of the employment agreement of our Chief Executive Officer, Joel A. Ronning. A copy of the agreement, as so amended and restated, is attached to this report as an exhibit and is incorporated herein by reference.

In addition, an amendment to the option agreements of our directors was also approved to allow acceleration of vesting in the event of a change of control. A form of the amendment is attached hereto as an exhibit and is incorporated herein by reference.

Item 6.  Exhibits

(a) Exhibits

EXHIBIT NUMBER		DESCRIPTION OF DOCUMENTS

3.1	(1)	Amended and Restated Certificate of Incorporation, as amended, as currently in effect.
3.2	(2)	Amended and Restated Bylaws, as currently in effect.
4.1	(3)	Specimen of Common Stock Certificate.
4.2	(1)	Form of Senior Debt Indenture.
4.3	(1)	Form of Subordinated Debt Indenture.
4.4		References are made to Exhibits 3.1 and 3.2.
4.5	(4)	Indenture dated as of June 1, 2004 between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the Note.
*10.18	(5)

Amended and Restated Authorized Symantec Electronic Reseller for Shop Symantec Agreement by and among Symantec Corporation, Symantec Limited and Digital River, Inc. dated as of July 1, 2003, including Amendments 2 through 10 thereto.

10.19	(6)	1998 Equity Incentive Plan (formerly known as 1998 Stock Option Plan).
10.20	(7)	Employment Agreement between Digital River, Inc. and Carter D. Hicks.
10.21	(8)	Employment Offer Letter between Digital River, Inc. and Thomas M. Donnelly.
*10.22

Amendment number 11 to the Amended and Restated Authorized Symantec Electronic Reseller for Shop Symantec Agreement by and among Symantec Corporation, Symantec Limited and Digital River, Inc. dated as of June 15, 2005.

10.23		Employment Agreement between Digital River, Inc. and Joel A. Ronning.
10.24		Form of Amendment to Non-Qualified Stock Option Agreement.
12.1		Computation of Ratio of Earnings to Fixed Charges.
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Confidential treatment has been requested for portions of this agreement, which portions have been filed separately with the SEC.

(1)

Filed as exhibits 3.1 and 3.3 and exhibits 4.5 and 4.6 to our Registration Statement on Form S-3, File No. 333-81626, filed on January 29, 2002, declared effective on February 12, 2002, and incorporated herein by reference.

(2)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001, and incorporated herein by reference.
(3)	Filed as an exhibit to our Registration Statement on Form S-1, File No. 333-56787, declared effective on August 11, 1998, and incorporated herein by reference.
(4)	Filed as exhibit 99.1 to our Current Report on Form 8-K, filed on July 13, 2004 and incorporated herein by reference.
(5)	Filed as exhibit 10.18 to our Current Report on Form 8-K, filed on June 15, 2005 and incorporated herein by reference.
(6)	Filed as exhibit 99.1 to our Current Report on Form 8-K, filed on May 31, 2005 and incorporated herein by reference.
(7)	Filed as exhibit 99.1 to our Current Report on Form 8-K, filed on July 5, 2005 and incorporated herein by reference.
(8)	Filed as exhibit 99.1 to our Current Report on Form 8-K, filed on July 5, 2005 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 9, 2005		DIGITAL RIVER, INC.

		By:	/s/ THOMAS M. DONNELLY

Thomas M. Donnelly
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER		DESCRIPTION OF DOCUMENTS

3.1	(1)	Amended and Restated Certificate of Incorporation, as amended, as currently in effect.
3.2	(2)	Amended and Restated Bylaws, as currently in effect.
4.1	(3)	Specimen of Common Stock Certificate.
4.2	(1)	Form of Senior Debt Indenture.
4.3	(1)	Form of Subordinated Debt Indenture.
4.4		References are made to Exhibits 3.1 and 3.2.
4.5	(4)	Indenture dated as of June 1, 2004 between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the Note.
*10.18	(5)

Amended and Restated Authorized Symantec Electronic Reseller for Shop Symantec Agreement by and among Symantec Corporation, Symantec Limited and Digital River, Inc. dated as of July 1, 2003, including Amendments 2 through 10 thereto.

10.19	(6)	1998 Equity Incentive Plan (formerly known as 1998 Stock Option Plan).
10.20	(7)	Employment Agreement between Digital River, Inc. and Carter D. Hicks.
10.21	(8)	Employment Offer Letter between Digital River, Inc. and Thomas M. Donnelly.
*10.22

Amendment number 11 to the Amended and Restated Authorized Symantec Electronic Reseller for Shop Symantec Agreement by and among Symantec Corporation, Symantec Limited and Digital River, Inc. dated as of June 15, 2005.

10.23		Employment Agreement between Digital River, Inc. and Joel A. Ronning.
10.24		Form of Amendment to Non-Qualified Stock Option Agreement.
12.1		Computation of Ratio of Earnings to Fixed Charges.
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Confidential treatment has been requested for portions of this agreement, which portions have been filed separately with the SEC.

(1)

Filed as Exhibits 3.1 and 3.3 and Exhibits 4.5 and 4.6 to our Registration Statement on Form S-3, File No. 333-81626, filed on January 29, 2002, declared effective on February 12, 2002, and incorporated herein by reference.

(2)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001, and incorporated herein by reference.
(3)	Filed as an exhibit to our Registration Statement on Form S-1, File No. 333-56787, declared effective on August 11, 1998, and incorporated herein by reference.
(4)	Filed as exhibit 99.1 to our Current Report on Form 8-K, filed on July 13, 2004 and incorporated herein by reference.
(5)	Filed as exhibit 10.18 to our Current Report on Form 8-K, filed on June 15, 2005 and incorporated herein by reference.
(6)	Filed as exhibit 99.1 to our Current Report on Form 8-K, filed on May 31, 2005 and incorporated herein by reference.
(7)	Filed as exhibit 99.1 to our Current Report on Form 8-K, filed on July 5, 2005 and incorporated herein by reference.
(8)	Filed as exhibit 99.1 to our Current Report on Form 8-K, filed on July 5, 2005 and incorporated herein by reference.