Form 10-Q
period 2005-09-30
DIGITAL RIVER INC /DE
filed 2005-11-09
CIK 1062530

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☒   No☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

COMMON STOCK, $0.01 PAR VALUE	35,208,759 SHARES
(Class)	Outstanding as of October 31, 2005

DIGITAL RIVER, INC.

 Form 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

DIGITAL RIVER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September, 30	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$145,068	$127,734
Short-term investments	210,217	164,402
Accounts receivable, net of allowance of $782 and $1,146	25,540	21,520
Other current assets	5,123	3,317
Total current assets	385,948	316,973

PROPERTY AND EQUIPMENT, NET	18,470	17,367
GOODWILL	156,515	148,086
INTANGIBLE ASSETS, net of accumulated amortization of $34,811 and $28,245	13,089	17,297
OTHER ASSETS	9,637	10,113
TOTAL ASSETS	$583,659	$509,836

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$91,983	$88,052
Accrued payroll	7,263	5,332
Deferred revenue	4,309	3,901
Accrued acquisitions expenses	5,297	6,720
Other accrued liabilities	16,903	14,221
Total current liabilities	125,755	118,226

NON-CURRENT LIABILITIES:
Convertible senior notes	195,000	195,000
Deferred tax liability	3,245	3,841
Total non current liabilities	198,245	198,841
Total liabilities	324,000	317,067

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred Stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $.01 par value; 60,000,000 shares authorized; 35,181,798 and 33,652,149 shares issued and outstanding	352	337
Additional paid-in capital	277,021	243,926
Accumulated deficit	(16,721)	(51,164)
Accumulated other comprehensive loss	(993)	(330)
Total stockholders’ equity	259,659	192,769
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$583,659	$509,836

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data; unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
REVENUE	$53,179	$39,439	$158,851	$106,171
COSTS AND EXPENSES (exclusive of depreciation and amortization expense shown separately below)
Direct cost of services	1,050	1,621	3,538	3,688
Network and infrastructure	4,983	4,253	14,199	11,059
Sales and marketing	16,713	13,338	48,829	36,213
Product research and development	5,210	3,732	14,796	10,301
General and administrative	5,294	4,045	16,210	10,738
Depreciation and amortization	2,308	2,207	6,805	5,677
Amortization of acquisition related intangibles	2,089	2,434	6,595	6,280
Total costs and expenses	37,647	31,630	110,972	83,956

INCOME FROM OPERATIONS	15,532	7,809	47,879	22,215
OTHER INCOME/(EXPENSE), NET	1,526	317	3,572	281
INCOME BEFORE INCOME TAX EXPENSE	$17,058	$8,126	$51,451	$22,496
Income tax expense	4,700	—	14,830	—
NET INCOME	$12,358	$8,126	$36,621	$22,496

NET INCOME PER SHARE:
BASIC	$0.35	$0.25	$1.07	$0.70
DILUTED	$0.31	$0.22	$0.92	$0.63

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	34,824	32,459	34,342	32,049
DILUTED	41,972	40,233	41,558	37,575

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Nine Months Ended
	September 30,
	2005	2004
OPERATING ACTIVITES:
Net income	$36,621	$22,496
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of acquisition related costs	6,595	6,280
Change in accounts receivable allowance	(257)	360
Depreciation and amortization	6,715	5,634
Tax benefit of stock based compensation	10,496	—
Deferred and other income taxes	3,030	—
Change in operating assets and liabilities:
Accounts receivable	(2,431)	(2,685)
Prepaid and other assets	(987)	246
Accounts payable	499	23,134
Deferred revenue	527	(164)
Accrued payroll and other accrued liabilities	3,495	2,506
Net cash provided by operating activities	64,303	57,807

INVESTING ACTIVITIES:
Purchases of investments	(144,509)	(95,389)
Sales of investments	97,427	59,328
Cash paid for acquisitions, net of cash received	(9,482)	(125,856)
Purchases of property, equipment and capitalized software	(7,318)	(6,125)
Net cash used in investing activities	(63,882)	(168,042)

FINANCING ACTIVITIES:
Principal amount on line of credit	—	45,000
Repayment of principal on line of credit	—	(45,000)
Net proceeds on issuance of 1.25% convertible senior notes due 1/1/2024	—	188,398
Exercise of stock options	22,154	10,104
Sales of common stock under employee stock purchase plan	1,488	904
Repurchase of common stock	(3,205)	—
Net cash provided by financing activities	20,437	199,406
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(3,524)	329
NET INCREASE IN CASH AND CASH EQUIVALENTS	17,334	89,500
CASH AND CASH EQUIVALENTS, beginning of period	127,734	101,878
CASH AND CASH EQUIVALENTS, end of period	$145,068	$191,378
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest on Convertible Senior Notes	$2,641	$—

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which in our opinion are necessary to fairly state our consolidated financial position, results of operations and cash flows for the periods presented.  These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2005. The December 31, 2004 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

Summary of Significant Accounting Policies

A detailed description of our significant accounting policies can be found in our most recent Annual Report filed on Form 10-K for the fiscal year ended December 31, 2004.

Foreign Currency Translation

Foreign currency denominated revenue and expense transactions are remeasured to our functional currency using average exchange rates for the fiscal period.  Foreign currency denominated assets and liabilities are remeasured to our functional currency using the exchange rate in effect at the respective balance sheet dates.  Any gains or losses are included in the consolidated statement of operations within “other income (expense), net.”  The financial position and results of operations of our foreign subsidiaries are currently measured using local currency as the functional currency.  Assets and liabilities are translated to their U.S. dollar equivalents at rates in effect at the respective balance sheet dates and statements of operations and cash flows are translated using average exchange rates for the fiscal period.  The resulting translation adjustments are recorded as a component of stockholders’ equity.

Research and Development and Software Development

Research and development expenses consist primarily of development personnel and external contractor costs related to the development of new products and services, enhancement of existing products and services, quality assurance and testing.  We follow AICPA Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” in accounting for internally developed software. Consistent with SOP 98-1, we capitalized approximately, $0 million and $0.4 million of software development costs related to those efforts for the three and nine months ended September 30, 2005, respectively. We did not capitalize any costs related to software development during the three months ended September 30, 2005 and do not expect to capitalize any such costs for the balance of 2005.  These capitalized costs are included in the investing activities section on our Consolidated Statement of Cash Flows.

2. NET INCOME PER SHARE

The table below sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
EARNINGS PER SHARE — BASIC
Net income — basic	$12,358	$8,126	$36,621	$22,496
Weighted average shares outstanding — basic	34,824	32,459	34,342	32,049
Earning per share — basic	$0.35	$0.25	1.07	0.70

EARNINGS PER SHARE — DILUTED
Net income — basic	12,358	8,126	36,621	22,496
Exclude: Interest expense and amortized financing cost of convertible senior notes, net of tax benefit	501	843	1,470	1,080
Net income — diluted	$12,859	$8,969	38,091	23,576
Weighted average shares outstanding — basic	34,824	32,459	34,342	32,049
Dilutive impact of options outstanding	2,723	3,349	2,791	3,565
Dilutive impact of convertible senior notes	4,425	4,425	4,425	1,961
Diluted — weighted average shares outstanding	41,972	40,233	41,558	37,575
Diluted — net income per share	$0.31	$0.22	$0.92	$0.63

Subsequent to our issuance of 1.25% convertible senior notes on June 1, 2004, the Emerging Issues Task Force (EITF), Issue No. 04-08, required that the unissued shares underlying contingent convertible notes be treated as if such shares were issued and outstanding for the purposes of calculating GAAP diluted earnings per share.  The notes are contingently convertible into approximately 4.4 million shares of common stock at an initial conversion price of $44.063 per share, which have been included in our weighted average shares outstanding calculation since the date of issuance.

3. GOODWILL AND INTANGIBLE ASSETS

We account for our goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Asset.”  SFAS No. 142 precludes the amortization of goodwill and intangible assets with indefinite lives, but these assets are reviewed annually (or more frequently if impairment indicators arise) for impairment.

We complete our annual impairment test in the fourth quarter of each fiscal year, and reassess any intangible assets, including goodwill, recorded in connection with earlier acquisitions.  There was no impairment of goodwill in the three and nine months ended September 30, 2005 and 2004.

Information regarding our other intangible assets is as follows (in thousands):

	As of September 30, 2005
	Carrying Amount	Accumulated
	Gross	Amortization	Net

Customer relationships	$27,189	$20,054	$7,135
Non-compete agreements	5,137	4,118	1,019
Technology/tradename	15,574	10,639	4,935
Total	$47,900	$34,811	$13,089

	As of December 31, 2004
	Carrying Amount	Accumulated
	Gross	Amortization	Net

Customer relationships	$25,406	$14,784	$10,622
Non-compete agreements	5,134	3,549	1,585
Technology/tradename	15,002	9,912	5,090
Total	$45,542	$28,245	$17,297

Amortization expense for the three months ended September 30, 2005 and 2004 was $2.1 million and $2.4 million, respectively, and $6.6 million and $6.3 million for the nine months ended September 30, 2005 and 2004, respectively.  Estimated amortization expense for the remaining life of the intangible assets, based on intangible assets as of September 30, 2005, is as follows (in thousands):

Year	As of September 30, 2005
2005	2,076
2006	7,650
2007	2,765
2008	491
2009	103
2010	4
Total	$13,089

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

The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provision of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income, as reported	$12,358	$8,126	$36,621	$22,496
Deduct: Total stock-based compensation determined under fair value based method for all awards	(3,519)	(6,369)	(10,100)	(19,909)
Adjusted net income, fair value method for all stock-based awards	$8,839	$1,757	$26,521	$2,587

Basic income per share — as reported	$0.35	$0.25	$1.07	$0.70
Diluted income per share — as reported	$0.31	$0.22	$0.92	$0.63
Basic income per share — SFAS No. 123 adjusted	$0.25	$0.05	$0.77	$0.08
Diluted income per share — SFAS No. 123 adjusted	$0.23	$0.06	$0.68	$0.10

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

We currently utilize the Black-Scholes option pricing model to measure the fair value of stock options granted to employees. While SFAS No. 123(R) permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. We have not yet determined which model we will use to measure the fair value of employee stock options upon the adoption of SFAS No. 123(R) effective January 1, 2006. In addition, we have not yet determined the financial impact of adopting SFAS No. 123(R) for 2006, which could be materially adverse.

5. ACQUISITIONS AND EARN-OUT ARRANGEMENTS

In March 2005, we acquired certain assets and assumed certain liabilities, vendor contracts and intellectual property of SWReg, an operating business of Atlantic Coast plc, a private limited UK company for $8.8 million in cash. SWReg is a provider of e-commerce services for software authors. Goodwill of $8.8 million was recorded as a result of this acquisition.  We are amortizing other intangibles assets acquired as follows: technology over three years, tradename over five years, and customer relationships over a four-year period.  We may also make additional earn-out payments in cash based on achieving specific revenue and development goals over the first 12 months following the closing of the acquisition.  Such earn-out amounts, if paid, will be recorded as goodwill as they are considered incremental to the purchase price.

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

In June 2004, we acquired substantially all of the assets and assumed certain liabilities of Fireclick, Inc., a leading provider of Web-analysis solutions for online retailers, providing web site owners with the tools necessary to measure campaign ROI, track user path analysis and enhance web site user experience.  Under the terms of the agreement, we paid $7.5 million in cash and an additional $0.3 million in cash upon the completion of certain integration milestones.  Goodwill of $8.0 million has been recorded as a result of this acquisition. We are amortizing other intangible assets acquired, consisting of non-compete agreements and technology/tradename, over a three-year period. The agreement also provides Fireclick the opportunity for an earn-out based on our achieving certain revenue and profitability targets attributable to Fireclick over the first 36 months following the closing of the acquisition.  These earn-out amounts, if paid, will be recorded as goodwill as they are considered incremental to the purchase price.

In April 2004, we acquired element 5 AG, a privately held company based in Germany and a leading European e-commerce solution provider for software publishers.  Under the terms of the acquisition, we paid $120 million in cash to acquire all of the outstanding shares of capital stock of element 5 AG.  We also agreed to pay up to an additional $2.5 million in cash based on element 5’s operating performance over the first 24 months following the closing of the acquisition. Goodwill of $110.8 million was recorded as a result of this acquisition. We are amortizing other intangible assets acquired, consisting of technology/tradename, customer relationships and non-compete agreements, over a three-year period.

On January 18, 2005, we entered into an agreement with senior employees of element 5 AG, pursuant to which these employees agreed to cease providing services to element 5 sixty days after the date of the agreement. We also agreed to resolve a $12 million escrow associated with our acquisition of element 5 AG by distributing $10 million to the former element 5 shareholders, and $2 million to us.  Certain adjustments were also made to our earn-out obligations under the April 2004 acquisition agreement.  Under the restructured earn-out, the former element 5 AG shareholders were paid $1.25 million on March 1, 2005 and will be paid an additional $1.25 million on March 1, 2006.  These earn-out amounts have been recorded as additional goodwill as they were incremental to the purchase price.  Element 5 AG was converted to Element 5 GmbH in September 2005.

As of September 30, 2005, our accrued acquisition cost related to the element 5 restructuring plan was $2.6 million.  The following table provides detail on the activity and our remaining accrual balance as of September 30, 2005 (in thousands):

	Accrual			Accrual
	June 30, 2004	Net Additions	Payments	September 30, 2005
e5 shareholder escrow	$0	$2,500	$(1,250)	$1,250
Employee severance costs	$700	$2,100	$(1,450)	$1,350
Facility consolidation costs	$200	$100	$(300)	$0
Total	$900	$4,700	$(3,000)	$2,600

As of September 30, 2005, we believe that the maximum potential for future earn-out payments for all prior acquisitions is approximately $2.3 million.  This amount has not yet been recorded as goodwill.

The Condensed Consolidated Financial Statements include the operating results of each business from the date of acquisition.  The following unaudited pro forma condensed results of operations for the three and nine months ended

September 30, 2005 and 2004 have been prepared as if each of the acquisitions had occurred on January 1, 2004 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue	$53,179	$40,899	$159,452	118,481
Income from operations	15,532	7,921	48,173	20,944
Net income	12,358	8,348	36,979	21,183

Basic net income per share	$0.35	$0.26	$1.08	$0.66
Diluted net income per share	$0.31	$0.23	$0.93	$0.59

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

We are required to pay interest on the notes on January 1 and July 1of each year so long as the notes are outstanding.  The notes bear interest at a rate of 1.25% and, if specified conditions are met, are convertible into our common stock at a conversion price of $44.063 per share.  The notes may be surrendered for conversion under certain circumstances, including the satisfaction of a market price condition, such that the price of our common stock reaches a specified threshold; the satisfaction of a trading price condition, such that the trading price of the notes falls below a specified level; the redemption of the notes by us, the occurrence of specified corporate transactions, as defined in the related indenture; and the occurrence of a fundamental change, as defined in the related indenture. The initial conversion price is equivalent to a conversion rate of approximately 22.6948 shares per $1,000 of principal amount of the notes.  We will adjust the conversion price if certain events occur, as specified in the related indenture, such as the issuance of our common stock as a dividend or distribution or the occurrence of a stock subdivision or combination. If a fundamental change, such as a change in our control, as defined in the related indenture, occurs on or before January 1, 2009, we may also be required to purchase the notes for cash and pay an additional make whole premium payable in our common stock upon the repurchase or conversion of the notes in connection with the fundamental change. Holders of the notes have the right to require us to repurchase their notes prior to maturity on January 1, 2009, 2014 and 2019. We have the right to redeem the notes, under certain circumstances, on or after July 1, 2007 and prior to January 1, 2009, and we may redeem the notes at anytime on or after January 1, 2009.

A portion of the net proceeds of the offering was used to repay our senior secured revolving credit facility with Harris Trust and Savings Bank.  The balance will be used for general corporate purposes, including working capital, capital expenditures, potential future acquisitions, investments, and the potential repurchase of shares of our common stock.

In the third quarter of 2005 and 2004, we incurred interest expense of $0.6 million and $0.6 million, respectively, on the convertible senior notes. Interest expense on the convertible senior notes for nine months ended September 30, 2005 and September 30, 2004 was $1.8 million and $0.8 million, respectively.  We made interest payments of $1.2 million and $0 million in the third quarter of 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004 we made interest payment of $2.6 million and $0.1 million, respectively.

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

Overview

We are a provider of comprehensive e-commerce outsourcing solutions. We were incorporated in February 1994 and commenced offering products for sale through our clients’ e-commerce stores in August 1996. From inception through August 1996, we had no sales, and our activities related primarily to the development of our proprietary technology platform.  In 1996, we began to focus our business development efforts on the software industry, building our catalog of software products through contracts with software publishers.  In 1997, we began to develop software distribution relationships through contracts with online retailers. In late 1998, we began to offer our comprehensive e-commerce outsourcing services in the form of a transaction fee-based e-commerce service to clients outside of the software industry.  As of September 30, 2005, we were providing e-commerce services for more than 40,000 software and digital products publishers, manufacturers, online retailers and online channel partners.  Our comprehensive platform offers site development and hosting, order management, fraud prevention, export controls, tax management, physical and digital product fulfillment, multi-lingual customer service, advanced reporting and strategic marketing services.

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

We have approximately nine years of operating history upon which investors may evaluate our business and prospects. Until 2003, we incurred significant operating losses, and as of September 30, 2005, we had an accumulated deficit of $16.7 million. We intend to expend financial and management resources on the development of additional services, sales and marketing, technology and operations to support larger-scale operations and greater service offerings. Although we expect to generate positive cash flow from operations in 2005, there can be no assurance that our revenue will increase or even continue at its current level or that we will maintain profitability or generate cash from operations in future periods.

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

Our current and future expense levels are based largely on our planned operations and estimates of future revenue. Revenue and operating results generally depend on the volume and timing of orders received, which are difficult to forecast. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.  Accordingly, any significant shortfall in revenue could have an immediate adverse effect on our business, financial condition and results of operations. Our quarterly and annual operating results are subject to fluctuations in demand for the products or services offered by us or our clients, such as anti-virus software and tax preparation software, among others.  In particular, sales of anti-virus software represented a significant portion of our revenues in recent years, and continue to be very important to our business.  To the extent that our competitors successfully introduce products or services not sold through our platform that are competitive with products and services sold by current Digital River clients (including anti-virus products and services), our revenues will be adversely affected.  We are also likely to continue to see revenue fluctuate on a seasonal basis, which is typical for the software publishing market in general and for our existing physical goods clients. We believe that our first and fourth quarters tend to be seasonally stronger than our second and third quarters due to the timing of demand for tax preparation software and the holiday season selling period. In addition, we believe that software publishers avoid new product releases in the summer months. In view of the rapidly evolving nature of our business, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as an indication of future revenue and financial performance.

Results of Operations

The following table sets forth certain items from our condensed consolidated statements of operations as a percentage of total revenue for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of Revenue (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	2.0	4.1	2.2	3.5
Network and infrastructure	9.4	10.8	8.9	10.4
Sales and marketing	31.4	33.8	30.7	34.1
Product research and development	9.8	9.5	9.3	9.7
General and administrative	10.0	10.2	10.3	10.1
Depreciation and amortization	4.3	5.6	4.3	5.4
Amortization of acquisition related costs	3.9	6.2	4.2	5.9
Total costs and expenses	70.8	80.2	69.9	79.1
Income from operations	29.2	19.8	30.1	20.9
Other income/(expense), net	2.9	0.8	2.3	0.3
Income before income tax expense	32.1	20.6	32.4	21.2
Income tax expense	(8.9)	—	(9.3)	—
Net income	23.2%	20.6%	23.1%	21.2%

We acquired BlueHornet Networks, Inc. in November 2004 and SWReg in March 2005.  Accordingly, our operations in the third quarter of 2005 include the revenue and expenses of these acquired operations, with no corresponding revenue and expenses in the third quarter of 2004.  As a result, while absolute dollars have increased in the third quarter of 2005 compared to 2004, our total costs and expenses declined as a percent of revenue from 80.2% for the three months ended September 30, 2004 to 70.8% for the three months ended September, 2005 and from 79.1% for the nine months ended September 30, 2004 to 69.9% for the nine months ended September 30, 2005.

REVENUE. Revenue increased to $53.2 million for the three months ended September 30, 2005 from $39.4 million for the same period in the prior year, an increase of $13.7 million, or 34.8%. For the nine months ended September 30, 2005, revenue totaled $158.9 million, an increase of $52.7 million, or 49.6%, from revenue of $106.2 million in the same period of the prior year. The increase was primarily attributable to higher online activity across our client base and growth in the number of software publishers, online retailers and international sites.

International sales represented approximately 39% and 29% of total revenue in the three month period ended September 30, 2005 and 2004, respectively, and approximately 38% and 29% of total revenue for the nine month period ended September 30, 2005 and 2004, respectively.  We expect that international sales as a percent of total sales will continue to increase on a year-over-year basis as we continue to expand our international operations.

GROSS MARGIN (Exclusive of depreciation and amortization.)  Cost of revenue consists of direct cost of services and network and infrastructure costs and is comprised of direct labor costs related to revenue and the costs to operate and maintain our technology platform, as well as customer service, site design, customer specific development and operations functions.  Such amounts are shown exclusive of any related depreciation and amortization expenses.  Gross margin was $47.1 million and $141.1 million for the three and nine months ended September 30, 2005, up from $33.6 and $91.4 million for the same periods in the prior year.  Gross profit margins were 88.7% and 88.8% for the three and nine months ended September 30, 2005 versus 85.1% and 86.1% for the same periods in the prior year due to greater leveraging of our infrastructure over more revenue and clients.  We continue to believe that e-commerce and related services may become more competitive in the future.  Accordingly, we may have to reduce our pricing or alter our pricing structure and policies in the future and any such change could negatively impact gross margins.  We expect direct cost of services and network and infrastructure to increase in absolute dollars and remain relatively flat as a percent of revenue.

GROSS MARGIN (Inclusive of depreciation and amortization.) Gross margin, inclusive of depreciation and amortization, was $45.3 million and $135.7 million for the three and nine months ended September 30, 2005, up from $31.8 and $86.9 million for the same periods in the prior year.  Gross profit margins, inclusive of depreciation and amortization, were 85.2% and 85.4% for the three and nine months ended September 30, 2005 and 80.7% and 81.9% for the same periods of prior year.  This inclusive presentation is an allocation of depreciation and amortization costs from that line item in our Consolidated Statement of Operations.  This inclusive allocation presentation impacts neither net income, nor net income per share as reported.

SALES AND MARKETING. Sales and marketing expense consists primarily of personnel and related expenses, advertising and promotional expenses, credit card chargebacks and bad debt expense, and credit card transaction and other payment processing fees.  Sales and marketing expense increased to $16.7 million and $48.8 million, respectively, for the three and nine months ended September 30, 2005 from $13.3 million and $36.2 million for the same periods in the prior year, an increase of $3.4 million, or 25.3%, and $12.6 million, or 34.8%, respectively. The increase primarily resulted from credit card fees directly associated with the increase in revenue and additional sales and marketing personnel and related expenses, partially offset by lower bad debt expense and lower advertising expenses.  As a percentage of revenue, sales and marketing expense was 31.4% and 30.7%, respectively, in the three and nine months ended September 30, 2005, compared to 33.8% and 34.1%, respectively, for the same periods in the prior year, primarily reflecting our increased revenue.  In the third quarter of 2005, we expanded the depth and breadth of our strategic marketing programs that we manage on behalf of our clients. These core programs include search engine optimization, affiliate and email marketing and site optimization. During the third quarter of 2005, we also increased our marketing efforts to expand our oneNetwork affiliate program. We expect sales and marketing expenses to increase in absolute dollars and decline slightly as a percentage of revenue over time.

PRODUCT RESEARCH AND DEVELOPMENT.  Product research and development expense consists primarily of personnel and related expenses and consulting costs associated with developing and enhancing our technology platform and related internal systems.  Product research and development expense increased to $5.2 million and $14.8 million, respectively, for the three and nine months ended September 30, 2005 from $3.7 million and $10.3 million for the same periods in the prior year, an increase of $1.5 million, or 39.6%, and $4.5 million, or 43.6%, respectively.   The increase was primarily driven by increases in personnel-related expenses and outside consulting fees.  During the third quarter of 2005, we continued to advance our new self-service, remote-control technology, as well as the international and e-marketing capabilities on our next-generation e-commerce platform.  We capitalized approximately $0.0 million and $0.4 million of software development costs related to these efforts in the three and nine months ended September 30, 2005, respectively.  We did not capitalize any costs related to software development during the three months ended September 30, 2005 and do not expect to capitalize any such costs for the balance of 2005.  As a percentage of revenue, product research and development expense was 9.8% and 9.3% in the three and nine months ended September 30, 2005, compared to 9.5% and 9.7% for the same periods in the prior year.  We expect product research and development costs to increase in absolute dollars and remain relatively flat as a percentage of revenues.

GENERAL AND ADMINISTRATIVE. General and administrative expense consists primarily of executive, accounting and administrative personnel and related expenses, including professional fees and investor relations expenses.  General and administrative expenses increased to $5.3 million and $16.2 million, respectively, for the three and nine months ended September 30, 2005 from $4.0 million and $10.7 million for the same periods in the prior year, an increase of $1.2 million, or 30.9%, and $5.5 million, or 51.0%, respectively.  The increase resulted primarily from wages and professional service expenses.  As a percentage of revenue, general and administrative expense was 10.0% and 10.3% for the three and nine months ended September 30, 2005, compared to 10.2% and 10.1% for the same periods in the prior year.  We expect general and administrative expense will increase in absolute dollars over time as we continue to build infrastructure to support our business and comply with new governmental regulations.  As a percentage of revenue, general and administrative expense is expected to decline slightly over time.

AMORTIZATION OF ACQUISITION-RELATED INTANGIBLES. Amortization of acquisition related intangibles consists of amortization of other intangible assets recorded from our acquisitions over the last three years.  Amortization of intangible assets was $2.1 million and $6.6 million, respectively, for the three and nine months ended September 30, 2005 compared to $2.4 million and $6.3 million for the same periods in the prior year. The increase was due to additional amortizable assets acquired throughout 2004 and the first quarter of 2005.

OTHER INCOME/(EXPENSE), NET.  Other income/(expense), net consists of interest income on our cash and cash equivalents and short-term investments, interest expense on debt financing obligations, currency gain or loss from remeasured foreign transactions or assets from their native currency to their functional currency, as well as gain or loss on the sale of investments.  Interest income was $2.7 million and $6.8 million, respectively, for the three and nine months ended September 30, 2005 compared to $1.0 million and $1.8 million for the same periods in the prior year. Interest expense on long term debt and other interest expense was $0.6 million and $1.8 million, respectively, for the three and nine months ended September 30, 2005 compared to $0.6 million and $0.9 million for the same periods in the prior year.  Losses from currency remeasurement were $0.6 million and $1.4 million, respectively, for the three and nine months ended September 30, 2005. Gains and losses from currency remeasurement were $0.1 million and $0.5 million for the same periods in the prior year. Gains or losses from the sale of investments were immaterial.

INCOME TAXES.  For the three months ended September 30, 2005, we incurred tax expense of $4.7 million of which $3.5 million related to utilization of stock option deduction for U.S. operations and $1.2 million to foreign operations.  The effective tax rate for the three months ended September 30, 2005 was 28%.  The effective tax rate for the quarter included a 6% benefit related to adjustments made to income taxes recorded in prior periods as a result of an analysis we performed in the third quarter. The impact primarily related to additional depreciation deductions recorded on the tax return based on tax planning opportunities.

For the nine months ended September 30, 2005, we incurred tax expense of $14.8 million of which $10.4 million related to the US operations and $4.3 million to foreign operations.  The effective tax rate for the nine months ended September 30, 2005, was 29% net of benefit of net operating loss carryforward.

As of September 30, 2005, we had a net U.S. operating loss carryforward of approximately $100.1 million resulting from disqualifying dispositions of stock options.  When the net operating loss deductions arising from disqualifying disposition deductions are realized for financial statement purposes, a reduction in income tax expense will not result, rather the benefit will be recorded as additional paid-in-capital.  The U.S. income tax net operating loss carryforward expires beginning in the year 2012.

As of September 30, 2005, we had foreign tax loss carryforwards of $8.1 million arising from pre-acquisition losses of German subsidiary.  When these pre-acquisition losses are realized for financial statement purposes, it will not result in a reduction in income tax expense, but rather the benefit will be recorded as a reduction of goodwill.

No income tax expense was recorded for the three and nine month period ended September 30, 2004, as we utilized prior operating loss carryforwards arising from operations and related valuation allowance resulting in a full offset of income tax expense for the quarter.  Deductions from disqualifying dispositions of stock options are included in net operating loss carryforwards with a corresponding valuation allowance.

Because of the uncertainty of future realization, a valuation allowance equal to the net deferred tax asset has been recorded.  Ownership changes resulting from the issuance of additional equity may limit future annual realization of the tax net operating loss carryforward to a specified percentage of our value under Section 382 of the Internal Revenue Code.

Off Balance Sheet Arrangements

None

Liquidity and Capital Resources

As of September 30, 2005, we had $145.1 million of cash and cash equivalents, $210.2 million of short-term investments and working capital of approximately $260.2 million. Significant components of our working capital are cash and cash equivalents, short term investments and short term receivables net of client and merchant payables. Our primary source of internal liquidity is our operating activities.  During the nine months ended September 30, 2005, our operations generated $64.3 million of cash compared to $57.8 million for the same period of the prior year.  The improvement was mainly due to an increase in net income and non-cash tax expense offset by a decrease in accounts payable.  Net cash used in investing activities during the nine months ended September 30, 2005 totaled $63.9 million.  This was comprised of net purchases of investments of $47.1 million, cash paid for acquisitions net of cash received of $9.5 million, and investments in property, equipment and capitalized software of $7.3 million.  In March 2005, we acquired SWReg, an operating business of Atlantic Coast plc, a private limited UK company, for $8.8 million in cash.  Net cash provided by financing activities during the nine months ended September 30, 2005 totaled $20.4 million.  This was comprised of the sale of stock through the exercise of stock options and purchases through the employee stock purchase plan totaling $23.6 million offset by $3.2 million repurchases of common stock.

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

Contractual Commitments

	Payment due by period (in thousands)
	Total Amount	Oct-Dec			2010 and
Contractual Obligations	Committed	2005	2006-2007	2008-2009	Thereafter
Operating Lease Obligations	$6,990	$554	$4,051	$2,164	$221
Convertible Senior Notes	$240,094	$0	$4,875	$4,875	$230,344
Total	$247,084	$554	$8,926	$7,039	$230,565

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

With respect to our convertible senior notes, we are required to pay interest on the notes on January 1 and July 1 of each year so long as the notes are outstanding.  On January 3, 2005 we paid $1.4 million in interest for the period June 1 through December 31, 2004 and on July 1, 2005, we paid $1.2 million in interest for the period January 1 through June 30, 2005.  The notes bear interest at a rate of 1.25% and, if specified conditions are met, are convertible into our common stock at a conversion price of $44.063 per share.  The notes may be surrendered for conversion under certain circumstances, including the satisfaction of a market price condition, such that the price of our common stock reaches a specified threshold; the satisfaction of a trading price condition, such that the trading price of the notes falls below a specified level; the redemption of the notes by us, the occurrence of specified corporate transactions, as defined in the related indenture; and the occurrence of a fundamental change, as defined in the related indenture.  The initial conversion price is equivalent to a conversion rate of approximately 22.6948 shares per $1,000 of principal amount of the notes.  We will adjust the conversion price if certain events occur, as specified in the related indenture, such as the issuance of our common stock as a dividend or distribution or the occurrence of a stock subdivision or combination. In addition, contingent interest is required to be paid to holders if certain conditions are met. If a fundamental change, such as a change in our control, as defined in the related indenture, occurs on or before January 1, 2009, we may also be required to purchase the notes for cash and pay an additional make whole premium payable in our common stock upon the repurchase or conversion of the notes in connection with the fundamental change. Holders of the notes have the right to require us to repurchase their notes prior to maturity on January 1, 2009, 2014 and 2019. We have the right to redeem the notes, under certain circumstances, on or after July 1, 2007 and prior to January 1, 2009, and we may redeem the notes at anytime on or after January 1, 2009.

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

Item 3.  Qualitative and Quantitative Disclosure About Market Risk

Interest Rate Risk

We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including government obligations and money market funds. Investments are classified as available-for-sale securities and carried at their market value with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive income/(loss) within stockholders’ equity.  As of September 30, 2005, all securities held had maturities of less than three years.  A sharp rise in interest rates could have an adverse impact on the market value of certain securities in our portfolio.  We do not currently hedge our interest rate exposure and do not enter into financial instruments for trading or speculative purposes or utilize derivative financial instruments.  There have been no significant changes to our investment portfolio that would alter our interest rate risk for the three months ended September 30, 2005.

Foreign Currency Risk

Our operations have historically been conducted primarily in the United States currency and as such have not been subject to material foreign currency exchange rate risk.   However, the growth in our international operations is increasing our exposure to foreign currency fluctuations as well as other risks typical of international operations, including, but not limited to differing economic conditions, changes in political climate, differing tax structures and other regulations and restrictions. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.  For example, approximately half of our subsidiary element 5’s transactions are denominated in euros or currencies other than the U.S. dollar.  As a result, a greater proportion of our revenues and earnings are now subject to currency fluctuations.  We translate statement of operations amounts that are denominated in foreign currency into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased net revenues, operating expenses and net income. Conversely, our net revenues, operating expenses and net income will decrease when the U.S. dollar strengthens against foreign currencies. We do not currently have a currency hedging program to mitigate the effect of fluctuations of currency prices on our financial results.

Item 4.  Controls and Procedures

(a)                      Based on their evaluation of our disclosure controls and procedures conducted as of September 30, 2005, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934) are effective at the reasonable assurance level.

(b)                     This evaluation did not identify any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2003, pursuant to the authorization of a special litigation committee of our board of directors, we and a substantial majority of Issuers entered into a non-binding memorandum of understanding reflecting a tentative settlement of the IPO Lawsuits. The terms of the tentative settlement provide for, among other things, a release of the Issuers and their officers and directors from all further liability resulting from plaintiffs’ claims, and the assignment to plaintiffs of certain potential claims that the Issuers may have against their IPO underwriters. The tentative settlement also provides that, in the event that plaintiffs ultimately recover less than a guaranteed sum of $1 billion from the IPO underwriters, plaintiffs would be entitled to payment by each participating Issuer’s insurer of a pro rata share of any shortfall in the plaintiffs’ guaranteed recovery.  In September 2003, in connection with the tentative settlement, our officers and directors who had entered tolling agreements with plaintiffs (described above) agreed to extend those agreements so that they would not expire prior to any settlement being finalized. In June 2004, we executed a final settlement agreement with the plaintiffs consistent with the terms of the memorandum of understanding.  On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement, subject to modification of certain bar orders contemplated by the settlement.  On August 31, 2005, the Court reaffirmed class certification and preliminary approval of the modified settlement in a comprehensive Order. In addition, the Court approved the form of Notice to be sent to members of the settlement classes, which will be published and mailed beginning November 15, 2005. The Court has scheduled a Final Settlement Fairness Hearing for April 24, 2006. The settlement is still subject to statutory notice requirements as well as final judicial approval. Pending final approval of the settlement, we continue to believe that the claims against us, our officers and directors are without merit and intend to defend against them vigorously.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 2005, the Board of Directors authorized a new share repurchase program of up to $50.0 million of our outstanding shares of common stock. This new program superseded and replaced the $5.0 million share repurchase program adopted in 2001. In 2001, we spent $0.3 million to repurchase our shares.  In May 2005 we spent $3.2 million to repurchase our shares. Under the new program, the shares may be repurchased in the open market or in privately negotiated transactions. Repurchases are at our discretion based on ongoing assessments of the capital needs of the business, the market price of our common stock and general market conditions. No time limit was set for the completion of the repurchase program.

During the nine months ended September 30, 2005, we repurchased a total of 136,000 shares at a weighted average price per share of $23.57.

	Total number of			Approximate dollar value
	Total number	Average	shares purchased	of shares that may yet be
	of shares	price paid	as part of publicly	purchased under the plan
Period	purchased	per share	announced plan	(in millions)
July 1 - July 31, 2005	—	—	—	$46.5
August 1 - August 31, 2005	—	—	—	$46.5
September 1 - September 30, 2005	—	—	—	$46.5
Total	—		—

Item 6.  Exhibits

(a) Exhibits

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENTS

3.1	(1)	Amended and Restated Certificate of Incorporation, as amended, as currently in effect.
3.2	(2)	Amended and Restated Bylaws, as currently in effect.
4.1	(3)	Specimen of Common Stock Certificate.
4.2	(1)	Form of Senior Debt Indenture.
4.3	(1)	Form of Subordinated Debt Indenture.
4.4		References are made to Exhibits 3.1 and 3.2.
4.5	(4)	Indenture dated as of June 1, 2004 between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the Note.
10.23	(5)	Employment Agreement between Digital River, Inc. and Joel A. Ronning.
10.24	(5)	Form of Amendment to Non-Qualified Stock Option Agreement.
12.1		Computation of Ratio of Earnings to Fixed Charges.
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)

Filed as exhibits 3.1 and 3.3 and exhibits 4.5 and 4.6 to our Registration Statement on Form S-3, File No. 333-81626, filed on January 29, 2002, declared effective on February 12, 2002, and incorporated herein by reference.

(2)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001, and incorporated herein by reference.
(3)	Filed as an exhibit to our Registration Statement on Form S-1, File No. 333-56787, declared effective on August 11, 1998, and incorporated herein by reference.
(4)	Filed as exhibit 99.1 to our Current Report on Form 8-K, filed on July 13, 2004 and incorporated herein by reference.
(5)	Filed as exhibits 10.23 and 10.24 to our Quarterly Report on Form 10Q, for the quarter ended June 30, 2005 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 9, 2005		DIGITAL RIVER, INC.

		By:	/s/ THOMAS M. DONNELLY

Thomas M. Donnelly
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENTS

3.1	(1)	Amended and Restated Certificate of Incorporation, as amended, as currently in effect.
3.2	(2)	Amended and Restated Bylaws, as currently in effect.
4.1	(3)	Specimen of Common Stock Certificate.
4.2	(1)	Form of Senior Debt Indenture.
4.3	(1)	Form of Subordinated Debt Indenture.
4.4		References are made to Exhibits 3.1 and 3.2.
4.5	(4)	Indenture dated as of June 1, 2004 between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the Note.
10.23	(5)	Employment Agreement between Digital River, Inc. and Joel A. Ronning.
10.24	(5)	Form of Amendment to Non-Qualified Stock Option Agreement.
12.1		Computation of Ratio of Earnings to Fixed Charges.
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)

Filed as exhibits 3.1 and 3.3 and exhibits 4.5 and 4.6 to our Registration Statement on Form S-3, File No. 333-81626, filed on January 29, 2002, declared effective on February 12, 2002, and incorporated herein by reference.

(2)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001, and incorporated herein by reference.
(3)	Filed as an exhibit to our Registration Statement on Form S-1, File No. 333-56787, declared effective on August 11, 1998, and incorporated herein by reference.
(4)	Filed as exhibit 99.1 to our Current Report on Form 8-K, filed on July 13, 2004 and incorporated herein by reference.
(5)	Filed as exhibits 10.23 and 10.24 to our Quarterly Report on Form 10Q, for the quarter ended June 30, 2005 and incorporated herein by reference.