Form 10-K
period 2005-12-31
DIGITAL RIVER INC /DE
filed 2006-03-16
CIK 1062530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
Commission File Number: 000-24643
DIGITAL RIVER, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of Incorporation or organization)	41-1901640 (I.R.S. Employer Identification No.)
9625 WEST 76TH STREET
EDEN PRAIRIE, MINNESOTA 55344
(Address of principal executive offices)
(952) 253-1234
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock $0.01 par value
      Indicate by checkmark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.     Yes ☑          No ☐
      Indicated by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Exchange Act Rule 12b-2)
Large accelerated filer ☑           Accelerated filer ☐          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      As of June 30, 2005, there were 34,208,165 shares of Digital River, Inc. common stock, issued and outstanding. As of such date, based on the closing sales price as quoted by The NASDAQ Stock Market, 33,235,033 shares of common stock, having an aggregate market value of approximately $1,055,212,000 were held by non-affiliates. For purposes of the above statement only, all directors and executive officers of the registrant are assumed to be affiliates.
      The number of shares of common stock outstanding at March 1, 2006 was 35,313,069 shares.
DOCUMENTS INCORPORATED BY REFERENCE
      Certain sections of the Registrant’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

PART I

ITEM 1.	BUSINESS.
CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
      Certain statements set forth or incorporated by reference in this Form 10-K, as well as in our Annual Report to Stockholders for the year ended December 31, 2005, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “anticipates,” “expects,” “intends,” “estimates,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements, or industry results, expressed or implied by such forward-looking statements. Such factors are set forth under “Risk Factors” under Item 1A in this Form 10-K. We expressly disclaim any obligation to update or publicly release any revision to these forward-looking statements after the date of this Form 10-K.
Overview
      We provide outsourced e-commerce solutions globally to a wide variety of companies primarily in the software and high-tech products markets. We were incorporated in 1994 and began building and operating online stores for our clients in 1996. We offer our clients a broad range of services that enable them to effectively build, manage, and grow online sales on a global basis. We focus on helping our clients mitigate risk and grow their revenues. Our services include online store design, development and hosting, store merchandising and optimization, order management, fraud prevention screening, export controls and management, tax management, digital product delivery via download, physical product fulfillment, multi-lingual customer service, e-mail marketing, website optimization, web analytics, and reporting.
      Our products and services allow our clients to focus on promoting and marketing their brands while leveraging the investments we have made in technology and infrastructure that facilitate the purchase of products from their online stores. When shoppers visit the store on one of our clients’ websites, they are seamlessly transferred to our e-commerce platform. Once on our platform, shoppers can browse for products and make purchases online. After a purchase is made, we either deliver the product digitally via download over the Internet or transmit the order to a third party for physical fulfillment. We also process the buyer’s payment, including collection and remittance of applicable taxes, and provide customer service in multiple languages to handle order-related questions.
      In addition to the services we provide that facilitate the completion of an online transaction, we also offer services designed to increase traffic to our clients’ online stores and to improve the sales effectiveness of those stores. Our services include paid search advertising, search engine optimization, affiliate marketing, store optimization, and e-mail optimization. All of our services are designed to help our clients acquire customers more effectively, sell to those customers more often and more efficiently, and increase the lifetime value of each customer.
      Our clients include many of the largest software and high-tech products companies and major retailers of these products, including Allume Systems, Inc., Autodesk, Inc., CompUSA, Inc., eBay, Inc., Hewlett Packard Company, Lexmark, Inc., McAfee, Inc., Microsoft Corporation, OfficeMax Incorporated., Nuance Communications Inc, Symantec Corporation, and Trend Micro, Inc.
      General information about us can be found at www.digitalriver.com under the “Company/ Investor Relations” link. Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments or exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with the Securities and Exchange Commission.

Industry Background
      Growth of the Internet and E-Commerce. E-Commerce sales continue to grow at a rapid rate. The U.S. Commerce Department reported that e-commerce sales in the fourth quarter of 2005 rose 23.4% compared to the fourth quarter of 2004, continuing a series of strong quarterly growth reports. We believe there are a number of factors that are contributing to the growth of e-commerce: (i) adoption of the Internet continues to increase globally; (ii) broadband technology is becoming more widely available and the adoption of broadband for Internet use is increasing at a rapid rate; (iii) Internet users are increasingly comfortable with the process of buying products online; (iv) the functionality of online stores continues to improve, a greater range of payment options are available, and special offers and shipping discounts are making online shopping more attractive; (v) businesses are placing more emphasis on their online stores as they can reach a larger audience at a comparatively lower cost than the methods used to drive traffic to traditional bricks-and-mortar retail stores; and (vi) concerns about conflicts between online and traditional sales channels are continuing to subside. As a result of these growth drivers, online businesses have begun to build large, global customer bases that can be reached cost-effectively, potentially resulting in higher sales and profitability.
      Opportunities for Outsourced E-Commerce. We believe there are advantages to outsourced e-commerce that will continue to make it an attractive alternative to building and maintaining this capability in-house. These advantages include: (i) eliminating the substantial up-front and ongoing costs of computer hardware, network infrastructure and specialized application software; (ii) reducing the time it takes to get online stores live and productive; (iii) shifting the ongoing technology, financial, regulatory and compliance risks to a proven service provider; (iv) leveraging the expertise of an e-commerce service provider to accelerate growth of an online business; and (v) allowing businesses to focus on their specific core competencies.
      We believe the market for outsourced e-commerce will continue to grow rapidly. The Internet is inherently global. Once an online store is established, it is immediately accessible to Internet users around the world. Web pages must be presented and customer service inquires handled in diverse languages, and a variety of currencies and payment options must be accepted. The appropriate taxes must be collected and paid, payment fraud risk mitigated, fulfillment provided, and assurances made that products are not shipped to banned locations. These and other requirements of a global e-commerce system make it a potentially expensive and risky undertaking for any business. They also make a comprehensive outsourced offering, such as that provided by Digital River, an attractive alternative.
      Shift from Physical to Electronic Delivery. Consumers have grown increasingly comfortable with the electronic delivery of digital products, such as music, video and software. This shift from physical to electronic delivery is being driven by benefits to both buyers and sellers of these products. For buyers, downloaded products are immediately available for use and a wider variety of products are available than can be found in most retail stores. For sellers, electronic delivery avoids inventory-stocking requirements and eliminates shipping, handling, storage and inventory-carrying costs as well as the risk of product obsolescence.
The Digital River Solution
      Our solution combines a robust e-commerce technology platform and a suite of services to help businesses worldwide grow their online revenues and avoid the costs and risks of running a global e-commerce operation in-house. We offer a comprehensive e-commerce solution that operates seamlessly as part of a client’s website. We provide services that facilitate e-commerce transactions and services that help drive traffic to our clients’ online stores and demand for their products. Our services include e-commerce store design and development, hosting, store merchandising, order management, fraud prevention, export controls, tax management, digital product delivery via download, physical product fulfillment, multi-lingual customer service, e-mail marketing, web analytics, strategic marketing services and reporting. We also provide our clients with increased product visibility and sales opportunities through our large network of online channel partners, including retailers and affiliates. We generate a substantial majority of our revenue on a revenue-share basis, meaning that we are paid a percentage of the selling price of each product sold at a Digital River-managed e-commerce store.

Benefits to Clients

Reduced Total Cost of Ownership and Risk
      Utilizing our solution, businesses can dramatically reduce or eliminate upfront and ongoing hardware, software, maintenance and support costs associated with developing, customizing, deploying and upgrading an in-house e-commerce solution. They can have a global e-commerce presence without assuming the costs and risks of developing it themselves and take immediate advantage of the investments we continually make in our e-commerce systems and associated services. In addition, we help mitigate the risks of doing e-commerce globally, including risks associated with payment fraud, tax compliance, export and denied parties compliance, among others. Our ongoing investment in the latest technologies and e-commerce functionality helps ensure that our clients maintain pace with industry advances.

Revenue Growth
      We can assist our clients in growing their businesses by (i) increasing the acquisition, retention and lifetime value of new customers; (ii) extending their businesses into international markets; and (iii) expanding the visibility and sales of their products through new online sales channels. We have developed substantial expertise in online marketing and merchandising, which we apply to help our clients increase traffic to their online stores, and improve order close ratios, average order sizes and repeat purchases, all of which result in higher revenues for our clients’ businesses and a greater revenue share for Digital River.
      We provide the technology and services necessary to establish, grow and support international sales. Our technology platform enables transactions to be completed in numerous currencies using a variety of payment options. In addition, we provide localized online content and offer customer service in a variety of languages, extending our clients’ reach beyond their home markets.
      Through our large online marketplace, which we call Digital River oneNetworktm (described in more detail in the section titled “Strategy”), we provide our clients access to new online sales channels, which can help grow their online businesses. Clients can offer any part of their product catalogs to our network of online channel partners, including online retailers and affiliates. This increases the exposure these products receive and can result in higher sales volumes. Our channel partners benefit because we eliminate the need for each of them to manage hundreds of relationships with product developers while increasing the depth and breadth of products they can sell, all without requiring the management of physical product inventory.

Deployment Speed
      Businesses can reduce the time required to develop an e-commerce presence by utilizing our outsourced business model. Typically, a new client can have an online store live in a matter of days or weeks compared with months or longer if they decide to build, test and deploy the e-commerce capability in-house. Once they are operational on our platform, most clients can utilize our remote control toolset to make real-time changes to their online store, allowing them to address issues and take advantage of opportunities without technical assistance.

Focus on Core Competency
      By utilizing our outsourced e-commerce services, businesses can focus on developing, marketing and selling their products rather than devoting time and resources to building and maintaining an e-commerce infrastructure. Management can focus their time on what they know best while ensuring they have access to the latest technologies, tools and expertise for running a successful e-commerce operation.

Benefits to Buyers
      Our solution emphasizes convenience as it enables products to be purchased online from home or office at any time. In the case of software and digital products, buyers can immediately download their purchase and begin using it in a matter of minutes. Sophisticated search technology allows shoppers to browse our entire catalog to find the products they are looking for quickly and easily. Our extended download service, which guarantees replacement of products accidentally destroyed through computer error or malfunction, and our 24/7 customer service provided on behalf of our clients, offer shoppers additional assurance that their e-commerce experience will be a positive one. Our CD2Go service gives buyers the ability to obtain, for a fee, a copy on CD of the product they have purchased and downloaded, providing additional assurances to buyers.
Strategy
      Our objective is to be the global leader in outsourced e-commerce services for software and digital products developers, high-tech products manufacturers and related online retailers. Our strategy for achieving this objective includes the following key components:
      Attract New Clients and Expand Relationships with Existing Clients. We have focused our efforts on securing new clients and expanding our relationships with existing clients primarily in the software, digital products, high-tech products, and consumer electronics markets. Our clients include software publishers, other digital content providers, high-tech product manufacturers, and online channel partners. In 2005, we entered into contracts with more than 220 new clients.
      We believe we can attract new clients and gain additional business with existing clients by expanding the range of services we offer, both in e-commerce transaction and marketing services. In addition, we believe that by expanding the size and breadth of the catalog of products we offer, we will attract additional online retailers and affiliates seeking to offer their customers a wide range of quality products. As of March 1, 2006, we were providing e-commerce services for more than 40,000 software and digital products publishers, high-tech products manufacturers, online retailers and affiliates.
      Expand the Digital River oneNetwork Marketplace. During the past two years, we have developed a global marketplace we call Digital River oneNetwork. It enables our clients to efficiently offer their products to a broad range of online retailers and affiliates. Affiliates are entities (individuals, organizations, companies, etc.) that generate visitor traffic to e-commerce websites. On those websites there are links, advertisements and other offers to sell various products and services. If a visitor elects to make a purchase, the affiliate generally receives a fixed fee or a percentage of the selling price of the products purchased. Affiliates are becoming an increasingly important source of website traffic as they can target specific types of Internet users.
      We believe we have amassed the largest catalog of digital software titles available anywhere online, and we offer these titles to online retailers and affiliates. We generate revenue when web traffic is directed to a site for which we provide e-commerce services and a purchase transaction occurs. We will continue to expand the content available in our catalog, which we believe will make that catalog increasingly attractive to online retailers, affiliates and other online channel partners. For example, the acquisition of Commerce5 in December 2005 will add approximately 100,000 new products to our catalog, bringing the total number of products in our catalog to more than 200,000. We believe Digital River oneNetwork is a unique marketplace and provides opportunities to grow our revenues and strengthen our relationships with clients and partners.
      Expand International Sales. We believe there is a substantial opportunity to grow our business by enabling our clients to expand their sales through international online stores. Internet adoption and broadband deployment continue to increase rapidly in the European and Asia Pacific regions. We have seen significant growth in sales for clients that have created international online stores and we intend to continue to enhance our technology platform, payment options and localized service offerings to increase sales in international markets.

      Provide Clients with Strategic Marketing Services. We proactively develop and deliver new products and services, called strategic marketing services, that are designed to help our clients improve customer acquisition and retention and maximize the lifetime value of customers. These services include paid search advertising, search engine optimization, affiliate marketing, store optimization, and e-mail marketing and optimization. In general, we manage these programs for our clients and have achieved significant increases in client revenue, return-on-investment or both, compared to what the client experienced when running these programs and supporting technologies in-house. We intend to continue to develop and/or acquire new value-added strategic marketing services to create additional sources of revenue for our clients and for Digital River.
      Maintain Technology Leadership. We believe our technology platform and infrastructure afford us a competitive advantage in the market for outsourced e-commerce solutions. We intend to continue to invest in and enhance our platform to improve scalability, reliability, security and performance as well as reduce costs. By leveraging our fixed cost structure, we can improve our ability to provide low-cost, high-value services while continuing to deploy the latest technologies. Additionally, we plan to continue investing to allow our clients to further penetrate international markets, enhance their relationships with their customers, better manage their return-on-investment across all online marketing activities, and address new selling models such as subscriptions, “software-as-a-service,” “try-before-you-buy” and volume licensing.
      Continue to Seek Strategic Acquisitions. Historically, we have been an active acquirer of businesses, and we expect to continue actively pursuing acquisitions that further our business strategy. Some of the strategic factors we consider when evaluating an acquisition opportunity include: expanding the base of clients, improving the breadth and depth of our product offering, improving the catalog of content for our Digital River oneNetwork partners, extending our strategic marketing and other services offerings, expanding our geographic reach and diversifying our revenue stream into complementary or adjacent market segments.
Services
      We provide a broad range of services to our clients, including online store development and hosting, merchandising, order management, fraud prevention screening, denied parties screening, export controls, tax management, digital and physical product fulfillment, multi-lingual customer service, email marketing, reporting and analytics, and a range of strategic marketing services. Most of these services can be managed through client-facing, remote control self-service tools designed for business users. Since our clients utilize our centralized system and processes, we can consistently offer best practices across our entire client base.
      Store Development and Hosting. We offer our clients design services that utilize our experience and expertise to create efficient and effective online stores. Our e-commerce solutions can be deployed quickly for our clients and implemented in a variety of ways from fully-functioning shopping carts through completely merchandised online stores. The online stores we operate for our clients match their branding and design to provide a seamless experience for shoppers. When a shopper navigates from any one of our clients’ websites to its store (hosted by us), it is a seamless transition to our technology platform. We fully manage the order process through payment processing, fraud screening, and fulfillment (either digital or physical). We also notify the buyer via e-mail once the transaction is completed. Transaction information is captured and stored in our data warehouse, an increasingly valuable source of information used to create highly targeted merchandising programs, e-mail marketing campaigns, product offers and test marketing programs.
      For many of our clients, the solution we provide is critical to their businesses and therefore we operate data centers that perform and scale for continuous e-commerce operation in a high-demand environment. We operate multiple data centers globally, which feature fully redundant high-speed connections to the Internet, server capacity to handle unpredictable spikes in traffic and transactions, 24/7 security and monitoring, back-up electric generators and dedicated power supplies.
      Store Merchandising. Our technology platforms support a wide range of merchandising activities. This enables our clients to effectively execute promotional activities, up-sell, cross-sell and feature specific products and services during any phase of the shopping process. From the home page of our clients’ online stores through the checkout and “thank you” pages, our solution allows clients to deliver targeted offers designed to increase close ratios and average order sizes.
      Order Management and Fraud Screening. We manage all phases of a shopper’s order on our clients’ e-commerce stores. We process payment transactions for orders placed through our technology platform and support a wide variety of payment types, including credit cards, wire transfers, purchase orders, money orders, direct debit cards and many other payment types popular both in the United States and around the world. As part of the payment process, we ensure that the correct taxes are displayed, collected, remitted and reported.
      The fraud screening component of our platform uses both rules-based and heuristic scoring methods (which use observations of known fraudulent activities) to make a determination regarding the validity of the order, buyer and payment information. As the order is entered, hundreds of data reviews can be processed in real time. We also provide denied-parties screening and export controls, which are designed to ensure persons and/or organizations appearing on government denied-parties lists are blocked from making purchases through our system. Once a transaction is approved and the physical product(s) ordered have been delivered or shipped, or digital product has been delivered, we process the order for payment.
      Digital and Physical Fulfillment Services. We provide both digital and physical fulfillment services to our clients. Digital delivery eliminates or reduces many of the costs associated with the distribution of physical products, including packaging, shipping, warehousing, handling, and inventory-carrying and management costs. We offer our clients a broad array of electronic delivery capabilities that enable delivery of digital products directly to customers’ computers via the Internet. Delivery is completed when a copy of the purchased digital product is made from a master stored on our technology platform and then securely downloaded to the purchaser. Optionally, buyers can, for an additional fee, request that a CD be created and shipped as a backup for their order. Our digital distribution model reduces costs, resulting in potentially higher margins for our software and digital products publishing clients. In addition, our model helps to address the shrinking supply of shelf space in retail stores, which limits the number of software titles available for sale. While the majority of our clients use our e-commerce hosting services, some publishers use only our digital delivery service, which gives them online distribution through our extensive network of online channel partners.
      In addition to electronic fulfillment via download, we offer our clients physical distribution services as well. We have contracted with third-party fulfillment agents that maintain inventories of physical products for shipment to buyers. These products are held by the fulfillment agent on consignment from our clients that make this option available to their customers. We provide notification to buyers of product shipment as well as shipment tracking, order status, and inventory information. We also provide a service called Physical on Demand, which utilizes robotic systems to create a client-branded product CD and packaging materials after an order has been placed. This eliminates the requirement for inventory to be stored in a warehouse as the physical product is created only when needed. We believe physical fulfillment services are important to providing a complete e-commerce solution to our clients, particularly in the high-tech physical markets where digital fulfillment is not possible.
      Customer Service. We offer telephone, online chat and e-mail customer support for products sold through our platforms on behalf of our clients. We provide assistance to buyers regarding ordering and delivery questions on a 24/7 basis and in more than ten different languages. We continue to invest in technology and infrastructure to provide fast and efficient responses to customer inquiries as well as provide online self-help options. We provide extended download services for digital products for an additional fee, which enables buyers to download the products they have purchased more than once in the event of a computer failure or other unexpected problem.
      Advanced Reporting and Analytics. We capture and store, in our data warehouse, detailed information about visitor traffic to and sales on the online stores we manage for our clients. We provide clients access to a large collection of standard and customizable reports as well as our web analytics technology. This enables our clients to track and analyze sales, products, transactions, customer behavior and the results of marketing campaigns so they can optimize their marketing efforts to increase traffic, close ratios and average order values.
      Strategic Marketing Services. We offer a wide range of strategic marketing services designed to increase customer acquisition, retention and lifetime value. Through a combination of web analytics, analytics-based statistical testing, optimization and proven direct marketing practices, our team of strategic marketing experts develops, delivers and manages programs such as paid search advertising, search engine optimization, affiliate marketing, store optimization and e-mail optimization on behalf of our clients. Depending on the client contract, we charge an incremental percentage of the selling price of merchandise for sales driven by our strategic marketing services activities. We believe our ability to capture and analyze integrated traffic and commerce data enhances the value of our strategic marketing services as we can precisely determine the effectiveness of specific marketing activities, website changes, and other actions taken by our clients.
Clients
      We serve two distinct groups of clients: (1) product developers and manufacturers; and (2) online retailers and affiliates. We believe that the breadth of our catalog of products is a competitive advantage in selling e-commerce services to online channel partners as they can access a huge volume of products to sell without negotiating contract terms with every product provider. At the same time, we believe the breadth of our channel partner group is attractive to product manufacturers as it gives them access to broad distribution through a single source.
Sales and Marketing
      We sell products and services to end consumers primarily through the Internet. We sell and market our services for clients through a direct sales force located in offices in the United States, Europe and Asia Pacific. These offices include staff dedicated to pre-sales, sales and sales support activities. Our client sales organization sells to senior executives within product, manufacturers and online retailers and online channel partners who are looking to create or expand their e-commerce businesses. During the client sales process, our sales staff delivers demonstrations, presentations, collateral material, return-on-investment analyses, proposals and contracts.
      We also design, implement and manage marketing and merchandising programs to help our clients drive traffic to their online stores and increase close ratios, average order values and repeat purchases at those stores. Our strategic e-marketing team delivers a range of marketing and merchandising programs such as paid search advertising, search engine optimization, affiliate marketing, site and store optimization, e-mail marketing and optimization and site merchandising, which includes promotions, cross-sells and up-sells. This team combines their marketing domain expertise with our suite of technology, including reporting, analytics, optimization and e-mail to drive increased sales for our clients.
      We market our products and services directly to clients and prospective clients. We focus our efforts on generating awareness of our brand and capabilities, establishing our position as a global leader in e-commerce outsourcing, generating leads in our target markets, and providing sales tools for our direct sales force. We conduct a variety of highly integrated marketing programs to achieve these objectives in an efficient and effective manner. We currently market our products and services to clients and prospects via direct marketing, print and electronic advertising, trade shows and events, public relations, media events and speaking engagements. We intend to increase our overall marketing expenditures on an absolute dollar basis, but maintain approximately the current level on a percentage of revenue basis.

Technology
      We deliver our outsourced e-commerce solutions on several platforms, each of which has been architected to solve our clients multi-faceted e-commerce needs. The following is a brief description of our technology standards utilized by the family of Digital River commerce platforms:
      Architecture. Our platforms are highly scalable and designed to handle tens of thousands of individual e-commerce stores and millions of products available for sale within those stores. These platforms consist of proprietary software applications running on multiple pods of Sun Microsystems and Dell servers that serve dynamic web pages using Oracle, SQL server and MySQL databases, and .net Microsoft IIS and Oracle 9iAS application servers. We use Akamai and Mirror Image’s worldwide caching technology to enable our platform engines to serve web pages with consistent load times around the world. Our platforms are designed to support growth by adding servers, CPUs, memory and bandwidth without substantial changes to the software applications. We believe this level of scalability is a competitive advantage. The application software is written in modular layers, enabling us to quickly respond to industry changes, payment processing changes, changes to international requirements for taxes and export screening, banking procedures, encryption technologies, and new and emerging web technologies, including DHTML, VRML, and web Caches.
      The platforms include search capabilities that allow shoppers to search for items across millions of products and thousands of categories based on specific product characteristics or specifications while maintaining page response times acceptable to the user. We use sophisticated database indexing combined with a dynamic cache system to provide flexibility and speed. The platforms have been designed to index, retrieve and manipulate all transaction data that flows through the system, including detailed commerce transactions and end-user interaction data. This enables us to create proprietary market profiles of each shopper and groups of shoppers that can then be used to create merchandising campaigns that are better targeted and more successful. We also use our platforms internally for fraud detection and prevention, management of physical shipping, return authorizations, backorder processing, and transaction auditing and reporting.
      E-Commerce System Maintenance. Our platforms have a centralized maintenance management system that we use to build and manage our clients’ e-commerce systems. Changes that affect all of our clients’ e-commerce sites or groups of e-commerce sites can be made centrally, dramatically reducing maintenance time and complexity. Most of our clients’ e-commerce sites include a central store and many also have additional web pages where highly targeted traffic is routed. Clients also may choose to link specific locations on their e-commerce stores to detailed product or category information within their stores to more effectively address their shoppers’ areas of interest.
      Security. Continuous data center operations are crucial to our success. We have security systems in place to control access to our internal systems and commerce data. Log-ins and passwords are required for all systems with additional levels of log-in, password and IP security in place to control access on an individual basis. Access only is granted to commerce areas for which an individual is responsible. Multiple levels of firewalls prevent unauthorized access from the outside or access to confidential data from the inside. Our security system does not allow direct access to any client or customer data. We license certain encryption and authentication technology from third parties to provide secure transmission of confidential information such as credit card data. The security system is designed not to interfere with the end-user’s experience on our clients’ e-commerce sites.
      Data Center Operations. Continuous data center operations are crucial to our success. We currently sustain major data center operations in six facilities in California and Minnesota, USA; and surrounding England; Germany; and Ireland. All major data center locations are currently processing transactions and serving downloads.
      All data centers currently utilize multiple levels of redundant systems, including load balancers fronting web and application server farms, database servers, and enterprise disk storage arrays. For the majority of these systems, we currently have automatic failover procedures in place such that when a fault is detected, a process automatically takes that portion of the system offline and processing continues on the remaining redundant portions of the system, or in an alternate datacenter. In the event of an electrical power failure, we have redundant power generators and uninterruptible power supplies that protect our facilities. Fire suppression systems are present in each data center.
      Our network software constantly monitors our clients’ e-commerce sites and internal system functions, and notifies systems engineers if any unexpected conditions arise. We lease multiple lines from diverse Internet service providers and maintain a policy of adding additional capacity if more than 40 percent of our capacity is consistently utilized. Accordingly, if one line fails, the other lines are able to assume the traffic load of the failed line. We also utilize content distribution networks operated by our vendors to serve appropriate types of traffic; currently, the majority of our image traffic and a substantial portion of our download traffic is served via the Akamai and Mirror Image networks.
Product Research and Development
      Our primary product research and development strategy is to continually enhance the technology and feature set of our commerce platforms and related technologies. To this end, we continually have numerous development projects in process, including ongoing enhancement of our commerce platforms, improvements in our remote control capabilities, enhanced international support, advanced product distribution capabilities, and new marketing technologies. Product research and development expenses were $20.6 million, $14.1 million, and $10.0 million in 2005, 2004, and 2003 respectively.
      We believe that the functionality and capabilities of our commerce platforms are a competitive advantage and that we must continue to invest in them to maintain our competitive position. The Internet and e-commerce, in particular, are subject to rapid technological change, changes in user and client requirements and expectations, new technologies and evolving industry standards. To remain successful, we must continually adapt to these and other changes. We rely on internally developed, acquired and licensed technologies to maintain the technological sufficiency of our commerce platforms.
Competition
      The market for e-commerce solutions is highly competitive. We compete with e-commerce solutions that our customers develop themselves or contract with third parties to develop. We also compete with other outsourced e-commerce providers. The competition we encounter includes:

•	In-house development of e-commerce capabilities using tools or applications from companies such as Art Technology Group, Inc. and IBM Corporation;

•	E-Commerce capabilities custom-developed by companies such as IBM Global Services, and Accenture, Inc.;

•	Other providers of outsourced e-commerce solutions, such as GSI Commerce, Inc., Macrovision Corporation, asknet Inc. and eSellerate, Inc.;

•	Companies that provide technologies, services or products that support a portion of the e-commerce process, such as payment processing, including CyberSource Corporation and PayPal Corp.;

•	Companies that offer various online marketing services, technologies and products, including ValueClick, Inc. and aQuantive, Inc.;

•	High-traffic branded websites that generate a substantial portion of their revenue from e-commerce and may offer or provide to others the means to offer their products for sale, such as Amazon.com, Inc.; and

•	Web hosting, web services and infrastructure companies that offer portions of our solution and are seeking to expand the range of their offering, such as Network Solutions, LLC, Akamai Technologies, Inc., Yahoo! Inc., eBay Inc. and Hostopia.com Inc.

      We believe that the principal competitive factors in our market are the breadth of consumer products and services offered, the number of clients and online channel partnerships, brand recognition, system reliability and scalability, price, customer service, ease of use, speed to market, convenience, and quality of delivery. Some of the companies described above are clients or potential clients, but they may choose to compete with us by adopting a similar business model.
Intellectual Property
      We believe the protection of our trademarks, copyrights, trade secrets and other intellectual property is critical to our success. We rely on patent, copyright and trademark enforcement, contractual restrictions, and service mark and trade secret laws to protect our proprietary rights. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with certain parties with whom we conduct business in order to limit access to and disclosure of our proprietary information. We also seek to protect our proprietary position by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to our business. We currently have nine U.S patents issued with nine to seventeen years remaining prior to expiration. We also have several patent applications pending. We pursue the registration of our trademarks and service marks in the U.S. and internationally. We have a number of registered trademarks in the U.S., European Union and other countries.
Employees
      As of March 3, 2006, we employed 948 people. We also employ independent contractors and other temporary employees. None of our employees are represented by a labor union, and we consider our employee relations to be good. Competition for qualified personnel in our industry is intense. We believe that our future success will continue to depend, in part, on our continued ability to attract, hire and retain qualified personnel.
Executive Officers
      The following table sets forth information regarding our executive officers at March 1, 2006:

Name	Age	Position

Joel A. Ronning	49	Chief Executive Officer
Thomas M. Donnelly	42	Chief Financial Officer
      Mr. Ronning founded Digital River in February 1994 and has been our Chief Executive Officer and a director since that time. From February 2001 through February 2004, Mr. Ronning also was a member of the Office of the President. From February 1994 to July 1998, Mr. Ronning served as President of Digital River. From May 1995 to December 1999, Mr. Ronning served as Chairman of the Board of Directors of Tech Squared, Inc., a direct catalog marketer of software and hardware products. From May 1995 to July 1998, Mr. Ronning served as Chief Executive Officer, Chief Financial Officer and Secretary of Tech Squared. From May 1995 to August 1996, Mr. Ronning also served as President of Tech Squared. Mr. Ronning founded MacUSA, Inc., formerly a wholly-owned subsidiary of Tech Squared, and served as a director of MacUSA, Inc. from April 1990 to December 1999. From April 1990 to July 1998, Mr. Ronning also served as the Chief Executive Officer of MacUSA, Inc.
      Mr. Donnelly joined Digital River in February 2005 as Vice President of Finance and Treasurer and was named Chief Financial Officer and Secretary in July 2005. From March 1997 to May 2004, he held various positions, including President, Chief Operating Officer and Chief Financial Officer with Net Perceptions, Inc., a developer of software systems used to improve the effectiveness of various customer interaction systems. From March 1995 to March 1997, Mr. Donnelly served as a financial and management consultant in the capacity of chief financial officer or corporate controller for various public and private companies and partnerships. Prior to 1995, Mr. Donnelly served as an investment analyst for Marshall Financial Group, a merchant banking company, Chief Financial Officer of Medical Documenta-

tion Systems, Inc., a medical software company, and Controller of Staats International, Inc., a defense subcontractor.

ITEM 1A.	RISK FACTORS
      The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we currently deem immaterial also may impair our business operations. Our business, financial condition or results of operations could be materially adversely affected by any of these risks and the value of our common stock could decline due to any of these risks. This annual report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this report.
We have a limited profitable operating history.
      Our limited profitable operating history, which we first achieved in the quarter ended September 30, 2002, makes it difficult to evaluate our ability to sustain profitability in the future. The success of our business model depends upon our success in generating sufficient transaction and service fees from the use of our e-commerce solutions by existing and future clients. Accordingly, we must maintain our existing relationships and develop new relationships with software publishers, online retailers and physical goods clients. To achieve this goal, we intend to continue to expend significant financial and management resources on the development of additional services, sales and marketing, improved technology and expanded operations. If we are unable to maintain existing, and develop new, client relationships, we will not generate a profitable return on our investments and we will be unable to gain meaningful market share to justify those investments. Further, we may be unable to sustain profitability if our revenues decrease or increase at a slower rate than expected, or if operating expenses exceed our expectations and cannot be adjusted to compensate for lower than expected revenues.
A loss of any client that accounts for a large portion of our revenue would cause our revenue to decline.
      Sales of products for one software publisher client, Symantec Corporation, accounted for approximately 29.7% of our revenue in 2005. In addition, in 2005, revenues derived from proprietary Digital River services sold to Symantec end-users and dealer network sales of Symantec products together amounted to approximately $31.8 million, or approximately 14.4% of total Digital River revenue. In addition, a limited number of other software and physical goods clients contribute a large portion of our annual revenue. Contracts with our clients are generally one or two years in length. If any one of these key contracts is not renewed or otherwise terminates, or if revenues from these clients decline for any other reason (such as competitive developments), our revenue would decline and our ability to sustain profitability would be impaired. If our contract with Symantec is not renewed or otherwise terminated, or if revenues from Symantec and Symantec-related services decline for any other reason, our revenue and our ability to sustain profitability could be materially adversely impaired. It is important to our ongoing success that we maintain our key client relationships and, at the same time, develop new client relationships.
Failure to properly manage and sustain our expansion efforts could strain our management and other resources.
      Through acquisitions and organic growth, we are rapidly and significantly expanding our operations, both domestically and internationally. We will continue to expand further to pursue growth of our service offerings and customer base. This expansion increases the complexity of our business and places a significant strain on our management, operations, technical performance, financial resources, and internal financial control and reporting functions, and there can be no assurance that we will be able to manage it effectively. Our personnel, systems, procedures and controls may not be adequate to effectively manage our future operations, especially as we employ personnel in multiple domestic and international locations. We may not be able to hire, train, retain and manage the personnel required to address our growth. Failure to effectively manage our growth opportunities could damage our reputation, limit our future growth, negatively affect our operating results and harm our business.
We intend to continue to expand our international operations and these efforts may not be successful in generating additional revenue.
      We sell products and services to end-users outside the United States and we intend to continue expanding our international presence. In 2005, our international revenues represented approximately 39% of our total revenues. Expansion into international markets, particularly the European and Asia-Pacific regions, requires significant resources that we may fail to recover by generating additional revenue. Conducting business outside of the United States is subject to risks, including:

•	Changes in regulatory requirements and tariffs;

•	Uncertainty of application of local commercial, tax, privacy and other laws and regulations;

•	Reduced protection of intellectual property rights;

•	Difficulties in physical distribution for international sales;

•	Higher incidences of credit card fraud and difficulties in accounts receivable collection;

•	The burden and cost of complying with a variety of foreign laws;

•	The possibility of unionization of our workforce outside the United States, particularly in Europe; and

•	Political or economic constraints on international trade or instability.
      These risks have grown with the acquisitions of element 5 and SWReg, which have substantial operations outside the U.S., and with our expansion into the Asia-Pacific region.
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
      Our quarterly and annual operating results are subject to fluctuations in demand for the products or services offered by us or our clients, such as anti-virus software and anti-spyware software. In particular, sales of anti-virus software represented a significant portion of our revenues in recent years, and continue to be very important to our business. Demand for anti-virus software is subject to the unpredictable introduction of significant computer viruses. In February 2006, Microsoft Corporation announced plans to introduce products to protect businesses and consumers from computer viruses and other security risks. To the extent that Microsoft or others successfully introduce products or services not sold through our platform that are competitive with products and services sold by current Digital River clients (including anti-virus products and services), our revenues could be materially adversely affected.
New obligations to collect or pay transaction taxes could substantially increase the cost to us of doing business.
      Currently, we collect sales, use, value added tax (VAT) or other similar transaction taxes with respect to electronic software download and physical delivery of products in tax jurisdictions where we believe we have taxable presences. The application of transaction taxes to interstate and international sales over the Internet is complex and evolving. We already are required to collect and remit VAT in the European

Union, for example. Local, state or international jurisdictions may seek to impose transaction tax collection obligations on companies like ours that engage in e-commerce, and they may seek to impose taxes retroactively on past transactions that we believed were exempt from transaction tax liability. A successful assertion by one or more tax jurisdictions that we should collect or were obligated to collect transaction taxes on the products we sell could harm our results of operations.
We could be liable for fraudulent, improper or illegal uses of our platforms.
      In recent years revenues from our “remote control” platforms have grown as a percentage of our overall business, and we plan to continue to emphasize our self service e-commerce solutions. These platforms typically have an automated structure that allows customers to use our e-commerce services without significant participation from Digital River personnel. Despite our efforts to detect and contractually prohibit the sale of inappropriate and illegal goods and services, the remote control nature of these platforms makes it more likely that transactions involving the sale of unlawful goods or services or the violation of the proprietary rights of others may occur before we become aware of them. Furthermore, unscrupulous individuals may offer illegal products for sale via such platforms under innocuous names, further frustrating attempts to prevent inappropriate use of our services. Failure to detect inappropriate or illegal uses of our platforms by third parties could expose us to a number of risks, including fines, increased fees or termination of services by payment processors or credit card associations, risks of lawsuits, and civil and criminal penalties.
Loss of our credit card acceptance privileges would seriously hamper our ability to process the sale of merchandise.
      The payment by end-users for the purchase of digital goods that we process is typically made by credit card or similar payment method. As a result, we must rely on banks or payment processors to process transactions, and must pay a fee for this service. From time to time, credit card associations may increase the interchange fees that they charge for each transaction using one of their cards. Any such increased fees will increase our operating costs and reduce our profit margins. We also are required by our processors to comply with credit card association operating rules, and we have agreed to reimburse our processors for any fines they are assessed by credit card associations as a result of processing payments for us. The credit card associations and their member banks set and interpret the credit card rules. Visa, MasterCard, American Express, or Discover could adopt new operating rules or re-interpret existing rules that we or our processors might find difficult to follow. We have had payment processing agreements with certain of our payment processors terminated due to violations of their rules, and although we have been able to successfully migrate to new processors, such migrations require significant attention from our personnel, and often result in higher fees and customer dissatisfaction. Any disputes or problems associated with our payment processors could impair our ability to give customers the option of using credit cards to fund their payments. If we were unable to accept credit cards, our business would be seriously damaged. We also could be subject to fines or increased fees from MasterCard and Visa if we fail to detect that merchants are engaging in activities that are illegal or activities that are considered “high risk,” primarily the sale of certain types of digital content. We may be required to expend significant capital and other resources to monitor these activities.
Our failure to attract and retain software and digital products publishers, manufacturers, online retailers and online channel partners as clients would cause our revenue and operating profits to decline.
      We generate revenue by providing outsourced services to a wide variety of companies, primarily in the software and high-tech products markets. If we cannot develop and maintain satisfactory relationships with software and digital products publishers, manufacturers, online retailers and online channel partners on acceptable commercial terms, we will likely experience a decline in revenue and operating profit. We also depend on our software and digital publisher clients creating and supporting software and digital products that end-users will purchase. If we are unable to obtain sufficient quantities of software and digital products for any reason, or if the quality of service provided by these software and digital products publishers falls below a satisfactory level, we could also experience a decline in revenue, operating profit and end-user satisfaction, and our reputation could be harmed. Our contracts with our software and digital products publisher clients are generally one to two years in duration, with an automatic renewal provision for additional one-year periods, unless we are provided with a written notice at least 90 days before the end of the contract. As is common in our industry, we have no material long-term or exclusive contracts or arrangements with any software or digital products publishers that guarantee the availability of software or digital products. Software and digital products publishers that currently supply software or digital products to us may not continue to do so and we may be unable to establish new relationships with software or digital product publishers to supplement or replace existing relationships.
Implementing our acquisition strategy could result in dilution and operating difficulties leading to a decline in revenue and operating profit.
      We have acquired, and intend to continue engaging in strategic acquisitions of businesses, technologies, services and products. For example, in April 2004, we acquired element 5, and in December 2005, we acquired Commerce5, each a provider of outsourced e-commerce solutions. The process of integrating an acquired business, technology, service or product into our business and operations may result in unforeseen operating difficulties and expenditures. Integration of an acquired business also may disrupt our ongoing business, distract management and make it difficult to maintain standards, controls and procedures. Moreover, the anticipated benefits of any acquisition may not be realized. If a significant number of clients of the acquired businesses cease doing business with us, we would experience lost revenue and operating profit, and any synergies from the acquisition may be lost. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities, amortization of intangible assets or impairment of goodwill.
We may need to raise additional capital to achieve our business objectives, which could result in dilution to existing investors or increase our debt obligations.
      We require substantial working capital to fund our business. In January 2005, we filed a registration statement to increase our available shelf registration amount from approximately $55 million to $255 million. In addition, we filed an acquisition shelf for up to approximately 1.5 million shares. In February 2006, we filed a shelf registration that would allow us to sell an undetermined amount of equity or debt securities in accordance with the recently approved rules applying to “well-known seasoned issuers.” If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced and these equity securities may have rights, preferences or privileges senior to those of our common stock. In June 2004, we issued 1.25% convertible notes which require us to make interest payments and will require us to pay principal when the notes become due in 2024 or in the event of acceleration under certain circumstances, unless the notes are converted into our common stock prior to that. We may not have sufficient capital to service this or any future debt securities that we may issue, and the conversion of the notes into our common stock may result in further dilution to our stockholders. Our capital requirements depend on several factors, including the rate of market acceptance of our products, the ability to expand our client base, the growth of sales and marketing, and opportunities for acquisitions of other businesses. We have had significant operating losses and negative cash flow from operations since inception. Additional financing may not be available when needed, on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures, which would harm our operating results and adversely affect our ability to sustain profitability.
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

•	The addition of new clients or loss of current clients;

•	The introduction by us of new websites, web stores or services that may require a substantial investment of our resources;

•	The introduction by others of competitive websites, web stores or services or products;

•	Our ability to continue to upgrade and develop our systems and infrastructure to meet emerging market needs and remain competitive in our service offerings;

•	Economic conditions, particularly those affecting e-commerce;

•	Client decisions to delay new product launches or to invest in e-commerce initiatives;

•	The performance of our newly acquired assets or companies;

•	Slower than anticipated growth of the online market as a vehicle for the purchase of software products;

•	The cost of compliance with U.S. and foreign regulations relating to our business; and

•	Our ability to retain and attract personnel commensurate with our business needs.
      In addition, revenue generated by our software and digital commerce services is likely to fluctuate on a seasonal basis that is typical for the software publishing market in general. We believe that our first and fourth quarters are generally seasonally stronger than our second and third quarters due to the timing of new product introductions, which generally do not occur in the summer months, the holiday selling period, and the post-holiday retail season.
      Our operating expenses are based on our expectations of future revenue. These expenses are relatively fixed in the short-term. If our revenue for a quarter falls below our expectations and we are unable to quickly reduce spending in response, our operating results for that quarter would be harmed. In addition, the operating results of companies in the electronic commerce industry have, in the past, experienced significant quarter-to-quarter fluctuations that may adversely affect our stock price.
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
      We may be required to expend significant capital and other resources to protect against security breaches or address problems caused by breaches. Concerns over the security of the Internet and other online transactions and the privacy of users could deter people from using the Internet to conduct transactions that involve transmitting confidential information, thereby inhibiting the growth of our business. To the extent that our activities or those of third-party contractors involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could damage our reputation and expose us to a risk of loss, fines or litigation and possible liability. Our security measures may not prevent security breaches, and failure to prevent security breaches could lead to a loss of existing clients and also deter potential clients away from our services.

Claims of infringement of other parties’ intellectual property rights could require us to expend significant resources, enter into unfavorable licenses or require us to change our business plans.
      From time-to-time we are named as a defendant in lawsuits claiming that we have, in some way, violated the intellectual property rights of others. Any assertions or prosecutions of claims like these, could require us to expend significant financial and managerial resources. The defense of any claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause product enhancement delays or require that we develop non-infringing technology or enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may be unavailable on terms acceptable to us or at all. In the event of a successful claim of infringement against us and our failure or inability to develop non-infringing technology or license the infringed or similar technology on a timely basis, we may be unable to pursue our current business plan. We expect that we will increasingly be subject to patent infringement claims as our services expand in scope and complexity, and our results of operation and financial condition could be materially adversely affected.
Claims against us related to the software products that we deliver electronically and the tangible goods that we deliver physically could require us to expend significant resources.
      We may become more vulnerable to third party claims as laws such as the Digital Millennium Copyright Act, the Lanham Act and the Communications Decency Act are interpreted by the courts. Claims may be made against us for negligence, copyright or trademark infringement, products liability or other theories based on the nature and content of software products or tangible goods that we deliver electronically and physically. Because we did not create these products, we are generally not in a position to know the quality or nature of the content of these products. Although we carry general liability insurance and require that our customers indemnify us against end-user claims, our insurance and indemnification measures may not cover potential claims of this type, may not adequately cover all costs incurred in defense of potential claims, or may not reimburse us for all liability that may be imposed. Any costs or imposition of liability that are not covered by insurance or indemnification measures could be expensive and time-consuming to address, distract management and delay product deliveries, even if we are ultimately successful in the defense of these claims.
The growth of the market for our services depends on the development and maintenance of the Internet infrastructure.
      Our business is based on highly reliable Internet delivery of services. The success of our business therefore depends on the development and maintenance of a sound Internet infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security, as well as timely development of complementary products, such as routers, for providing reliable Internet access and services. Our ability to increase the speed and scope of our services is limited by, and depends upon, the speed and reliability of both the Internet and our clients’ internal networks. Consequently, as Internet usage increases, the growth of the market for our services depends upon improvements made to the Internet as well as to individual clients’ networking infrastructures to alleviate overloading and congestion. In addition, any delays in the adoption of new standards and protocols required to govern increased levels of Internet activity or increased governmental regulation may have a detrimental effect on the Internet infrastructure.
Because the e-commerce industry is highly competitive and has low barriers to entry, we may be unable to compete effectively.
      The market for e-commerce solutions is extremely competitive and we may find ourselves unable to compete effectively. Because there are relatively low barriers to entry in the e-commerce market, we expect continued intense competition as current competitors expand their product offerings and new competitors enter the market. In addition, our clients may become competitors in the future. Increased competition is likely to result in price reductions, reduced margins, longer sales cycles and a decrease or loss of our market share, any of which could negatively impact our revenue and earnings. We face competition from the following sources:

•	In-house development of e-commerce capabilities using tools or applications from companies, such as Art Technology Group, Inc. and IBM Corporation;

•	E-Commerce capabilities custom-developed by companies, such as IBM Global Services and Accenture, Inc.;

•	Other providers of outsourced e-commerce solutions, such as GSI Commerce, Inc., Macrovision Corporation, asknet Inc. and eSellerate, Inc.;

•	Companies that provide technologies, services or products that support a portion of the e-commerce process, such as payment processing, including CyberSource Corporation and PayPal Corp.;

•	Companies that offer various online marketing services, technologies and products, including ValueClick, Inc. and aQuantive, Inc.;

•	High-traffic, branded websites that generate a substantial portion of their revenue from e-commerce and may offer or provide to others the means to offer their products for sale, such as Amazon.com, Inc.; and

•	Web hosting, web services and infrastructure companies that offer portions of our solution and are seeking to expand the range of their offering, such as Network Solutions, LLC, Akamai Technologies, Inc., Yahoo! Inc., eBay Inc. and Hostopia.com Inc.
      We believe that the principal competitive factors in our market are the breadth of products and services offered, the number of clients and online channel partnerships, brand recognition, system reliability and scalability, price, customer service, ease of use, speed to market, convenience and quality of delivery. The online channel partners and the other companies described above may compete directly with us by adopting a similar business model. Moreover, while some of these companies also are clients or potential clients of ours, they may compete with our e-commerce outsourcing solution to the extent that they develop e-commerce systems or acquire such systems from other software vendors or service providers.
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
      We are subject to the same international, federal, state and local laws as other companies conducting business over the Internet. Today, there are relatively few laws specifically directed towards conducting business over the Internet. The adoption or modification of laws related to the Internet could harm our business, operating results and financial condition by increasing our costs and administrative burdens. Due to the increasing popularity and use of the Internet, many laws and regulations relating to the Internet are being debated at the international, federal and state levels. These laws and regulations could cover issues such as:

•	User privacy with respect to adults and minors;

•	Our ability to collect and/or share necessary information that allows us to conduct business on the Internet;

•	Export compliance;

•	Pricing and taxation;

•	Fraud;

•	Advertising;

•	Intellectual property rights;

•	Information security; and

•	Quality of products and services.
      Applicability to the Internet of existing laws governing issues, such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy also could harm our operating results and substantially increase the cost to us of doing business. For example, numerous state legislatures have proposed that tax rules for Internet retailing and catalog sales correspond to enacted tax rules for sales from physical stores. Any requirement that we collect sales tax for each online purchase and remit the tax to the appropriate state authority would be a significant administrative burden to us, and would likely depress online sales. This and any other change in laws applicable to the Internet also might require significant management resources to respond appropriately. The vast majority of these laws were adopted prior to the advent of the Internet, and do not contemplate or address the unique issues raised thereby. Those laws that do reference the Internet, such as the Digital Millennium Copyright Act, are only beginning to be interpreted by the courts, and their applicability and reach are therefore uncertain.
Failure to develop our technology to accommodate increased traffic could reduce demand for our services and impair the growth of our business.
      We periodically enhance and expand our technology and transaction-processing systems, network infrastructure and other technologies to accommodate increases in the volume of traffic on our technology platforms. Any inability to add software and hardware or to develop and upgrade existing technology, transaction-processing systems or network infrastructure to manage increased traffic on this platform may cause unanticipated systems disruptions, slower response times and degradation in client services, including impaired quality and speed of order fulfillment. Failure to manage increased traffic could harm our reputation and significantly reduce demand for our services, which would impair the growth of our business. We may be unable to improve and increase the capacity of our network infrastructure sufficiently or anticipate and react to expected increases in the use of the platform to handle increased volume. Further, additional network capacity may not be available from third-party suppliers when we need it. Our network and our suppliers’ networks may be unable to maintain an acceptable data transmission capability, especially if demands on the platform increase.
      To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our e-commerce platforms and the underlying network infrastructure. If we incur significant costs without adequate results, or are unable to adapt rapidly to technological changes, we may fail to achieve our business plan. The Internet and the e-commerce industry are characterized by rapid technological changes, changes in user and client requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render our technology and systems obsolete. To be successful, we must adapt to rapid technological changes by licensing and internally developing leading technologies to enhance our existing services, developing new products, services and technologies that address the increasingly sophisticated and varied needs of our clients, and responding to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of our proprietary technologies involves significant technical and business risks. We may fail to use new technologies effectively or fail to adapt our proprietary technology and systems to client requirements or emerging industry standards.

System failures could reduce the attractiveness of our service offerings.
      We provide commerce, marketing and delivery services to our clients and end-users through our proprietary technology transaction processing and client management systems. These systems also maintain an electronic inventory of products and gather consumer marketing information. The satisfactory performance, reliability and availability of the technology and the underlying network infrastructure are critical to our operations, level of client service, reputation and ability to attract and retain clients. We have experienced periodic interruptions, affecting all or a portion of our systems, which we believe will continue to occur from time-to-time. Any systems damage or interruption that impairs our ability to accept and fill client orders could result in an immediate loss of revenue to us, and could cause some clients to purchase services offered by our competitors. In addition, frequent systems failures could harm our reputation.
      Although we maintain system redundancies in multiple physical locations, our systems and operations are vulnerable to damage or interruption from:

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
      We design, develop, implement and manage e-commerce solutions that are crucial to the operation of our clients’ businesses. Defects in the solutions we develop could result in delayed or lost revenue, adverse end-user reaction, and/or negative publicity, which could require expensive corrections. As a result, clients who experience these adverse consequences either directly or indirectly by using our services could bring claims against us for substantial damages. Any claims asserted could exceed the level of any insurance coverage that may be available to us. The successful assertion of one or more large claims that are uninsured, that exceed insurance coverage or that result in changes to insurance policies, including future premium increases that could adversely affect our operating results or financial condition.
We depend on key personnel.
      Our future success significantly depends on the continued services and performance of our senior management. Our performance also depends on our ability to retain and motivate our key technical employees who are skilled in maintaining our proprietary technology platforms. The loss of the services of any of our executive officers or key employees could harm our business if we are unable to effectively replace that officer or employee, or if that person should decide to join a competitor or otherwise directly or indirectly compete with us. Further, we may need to incur additional operating expenses and divert other management time in order to search for a replacement.
      Our future success depends on our ability to continue to identify, attract, hire, train, retain and motivate highly skilled personnel. Competition for these personnel is intense, particularly in the Internet industry. We may be unable to successfully attract, assimilate or retain sufficiently qualified personnel. In making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of stock option grants they are to receive in connection with their employment. Fluctuations in our stock price may make it more difficult to retain and motivate employees. Consequently, potential employees may perceive our equity incentives as less attractive and current employees whose equity incentives are no longer attractively priced may choose not to remain with our organization. In that case, our ability to attract employees will be adversely affected. As a result, our ability to use stock options as equity incentives will be adversely affected, which will make it more difficult to compete for and attract qualified personnel. Finally, should our stock price substantially decline, the retention value of stock options may weaken and employees who hold such options may choose not to remain with our organization.
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
Our clients’ sales cycles are lengthy, which may cause us to incur substantial expenses and expend management time without generating corresponding consumer revenue, which would impair our cash flow.
      We market our services directly to software publishers, online retailers and other prospective customers outside of the software industry. These relationships are typically complex and take time to finalize. Due to operating procedures in many organizations, a significant amount of time may pass between selection of our products and services by key decision-makers and the signing of a contract. The period between the initial client sales call and the signing of a contract with significant sales potential is difficult to predict and typically ranges from six to twelve months. If at the end of a sales effort a prospective client does not purchase our products or services, we may have incurred substantial expenses and expended management time that cannot be recovered and that will not generate corresponding revenue. As a result, our cash flow and our ability to fund expenditures incurred during the sales cycle may be impaired.
The listing of our network addresses on anti-SPAM lists could harm our ability to service our clients and deliver goods over the Internet.
      Certain privacy and anti-email proponents have engaged in a practice of gathering, and publicly listing, network addresses that they believe have been involved in sending unwanted, unsolicited emails commonly known as SPAM. In response to user complaints about SPAM, Internet service providers have from time-to-time blocked such network addresses from sending emails to their users. If our network addresses mistakenly end up on these SPAM lists, our ability to provide services for our clients and consummate the sales of digital and physical goods over the Internet could be harmed.

We are subject to regulations relating to consumer privacy.
      We collect and maintain end-user data for our clients, which subjects us to increasing international, federal and state regulations related to online privacy and the use of personal user information. Congress has enacted anti-SPAM legislation with which we must comply when providing email campaigns for our clients. Legislation and regulations are pending in various domestic and international governmental bodies that address online privacy protections. Several governments have proposed, and some have enacted, legislation that would limit the use of personal user information or require online services to establish privacy policies. In addition, the U.S. Federal Trade Commission, or FTC, has urged Congress to adopt legislation regarding the collection and use of personal identifying information obtained from individuals when accessing websites. In the past, the emphasis has been on information obtained from minors. Focus has now shifted to include online privacy protection for minors and adults.
      Even in the absence of laws requiring companies to establish these procedures, the FTC has settled several proceedings resulting in consent decrees in which Internet companies have been required to establish programs regarding the manner in which personal information is collected from users and provided to third parties. We could become a party to a similar enforcement proceeding. These regulatory and enforcement efforts could limit our collection of and/or ability to share with our clients demographic and personal information from end-users, which could adversely affect our ability to comprehensively serve our clients.
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
      Because our services are accessible worldwide, and we facilitate sales of products to end-users worldwide, international jurisdictions may claim that we are required to comply with their laws. Laws regulating Internet companies outside of the United States may be less favorable than those in the United States, giving greater rights to consumers, content owners and users. Compliance may be more costly or may require us to change our business practices or restrict our service offerings relative to those provided in the United States. Any failure to comply with foreign laws could subject us to penalties ranging from fines to bans on our ability to offer our services.
      As our services are available over the Internet in multiple states and foreign countries, these jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each state or foreign country. We and/or our subsidiaries are qualified to do business only in certain states. Failure to qualify as a foreign corporation in a required jurisdiction could subject us to taxes and penalties and could result in our inability to enforce contracts in these jurisdictions.
      In addition, we are subject to United States laws governing the conduct of business with other countries, such as export control laws, which prohibit or restrict the export of goods, services and technology to designated countries, denied persons or denied entities from the United States. Violation of these laws could result in fines or other actions by regulatory agencies and result in increased costs of doing business and reduced profits. In addition, any significant changes in these laws, particularly an expansion in export control laws, will increase our costs of compliance and may further restrict our overseas client base.

We are exposed to foreign currency exchange risk.
      Net revenues outside the United States accounted for approximately 39% of our net revenues in 2005. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon translation, net sales and other operating results from our international operations may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. If the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions will result in increased net revenues and operating expenses. Similarly, our net revenues and operating expenses will decrease if the U.S. dollar strengthens against foreign currencies. As we have expanded our international operations, our exposure to exchange rate fluctuations has become more pronounced. We do not currently have a currency hedging program to mitigate the effect of fluctuations of currency prices on our financial results. See Item 7A of Part II, for information demonstrating the effect on our consolidated statements of operations from changes in exchange rates versus the U.S. dollar.
Developments in accounting standards may cause us to increase our recorded expenses, which in turn would jeopardize our ability to demonstrate sustained profitability.
      In January 2002, we adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). The statement generally establishes that goodwill and intangible assets with indefinite lives are not amortized, but are to be tested on an annual basis for impairment and, if impaired, are recorded as an impairment charge in income from operations. As of December 31, 2005, we had goodwill with an indefinite life of $195.3 million from our acquisitions. If our goodwill is determined for any reason to be impaired, the subsequent accounting of the impaired portion as an expense would lower our earnings and jeopardize our ability to demonstrate sustained profitability.
      In 2004, the Financial Accounting Standards Board adopted a proposal to require that the fair value of stock options and other share-based payments be reflected as an expense item in the financial statements of public companies for annual periods beginning after June 15, 2005. As a result of the adoption of this proposal, our recorded non-cash expenses will significantly increase in 2006, which could impair our ability to maintain profitability.
Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.
      Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and the NASDAQ Stock Market rules, have required an increased amount of management attention and external resources. We intend to invest all reasonably necessary resources to comply with evolving corporate governance and public disclosure standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.
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
      The stock market, and the trading prices of Internet-related companies in particular, have been notably volatile. This volatility is likely to continue in the short-term and is not necessarily related to the operating performance of affected companies. This broad market and industry volatility could significantly reduce the price of our common stock at any time, without regard to our operating performance. Factors that could cause our stock price in particular to fluctuate include, but are not limited to:

•	Actual or anticipated variations in quarterly operating results;

•	Announcements of technological innovations;

•	The ability to sign new clients and the retention of existing clients;

•	New products or services that we offer;

•	Competitive developments, including new products or services, or new relationships by our competitors;

•	Changes that affect our clients or the viability of their product lines;

•	Changes in financial estimates by securities analysts;

•	Conditions or trends in the Internet and online commerce industries;

•	Global unrest and terrorist activities;

•	Changes in the economic performance and/or market valuations of other Internet or online e-commerce companies;

•	Required changes in generally accepted accounting principles and disclosures;

•	Our announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments or results of operations or other developments related to those acquisitions;

•	Additions or departures of key personnel; and

•	Sales or other transactions involving our common stock or our convertible notes.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
      None.

ITEM 2.	PROPERTIES.
      The following table summarizes the various facilities that we lease for our business operations:

Description of Use	Primary Locations	Square Footage(1)	Lease Expirations

Corporate Office Facilities	Minnesota	133,000	From 2006 to 2008
Other U.S. Office Facilities	California, Colorado, Illinois, Ohio, Utah, Washington	40,100	From 2006 to 2010
Non-U.S. Office Facilities	Germany, Ireland, Japan, Korea, Taiwan, United Kingdom	47,600	From 2006 to 2010
Off Site U.S. Data Centers	California, Minnesota	700	From 2006 to 2007
Off Site non U.S. Data Centers	Germany, Ireland, United Kindom	200	From 2006 to 2008

(1)	Includes sub-leased space.
      We believe our properties are suitable and adequate for our present needs, and we periodically evaluate whether additional facilities are necessary.

ITEM 3.	LEGAL PROCEEDINGS.
      We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the final outcome of these matters is currently not determinable, we believe there is no litigation pending against us that is likely to have, individually or in the aggregate, a material adverse effect on our consolidated financial position, results of operation or cash flows. Because of the uncertainty inherent in litigation, it is possible that unfavorable resolutions of these lawsuits, proceedings and claims could exceed the amount we have currently reserved for these matters.
      Third parties have from time-to-time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We have been notified of several potential patent disputes, and expect that we will increasingly be subject to patent infringement claims as our services expand in scope and complexity. We have in the past been forced to litigate such claims. We also may become more vulnerable to third-party claims as laws, such as the Digital Millennium Copyright Act, the Lanham Act and the Communications Decency Act are interpreted by the courts and as we expand geographically into jurisdictions where the underlying laws with respect to the potential liability of online intermediaries like ourselves are either unclear or less favorable. These claims, whether meritorious or not, could be time-consuming and costly to resolve, cause service upgrade delays, require expensive changes in our methods of doing business, or could require us to enter into costly royalty or licensing agreements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
      None.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Price Range of Common Stock
      Our common stock is traded on The NASDAQ Stock Market under the symbol “DRIV.” The following table sets forth, for the periods indicated, the high and low sale price per share of our common stock on that market. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	High	Low

2004
First Quarter	$27.11	$19.38
Second Quarter	$34.83	$22.44
Third Quarter	$33.55	$22.75
Fourth Quarter	$44.51	$28.83

2005
First Quarter	$41.82	$28.16
Second Quarter	$33.73	$22.43
Third Quarter	$41.75	$31.30
Fourth Quarter	$39.39	$23.64
      As of March 1, 2006, there were approximately 392 holders of record of our common stock. On March 1, 2006, the last sale price reported on The NASDAQ Stock Market for our common stock was $38.20 per share.

Dividend Policy
      We have never declared or paid any cash dividends on our capital stock. We intend to retain any future earnings to support operations and to finance the growth and development of our business and do not anticipate paying cash dividends for the foreseeable future.
Issuer Purchases of Equity Securities
      In April 2005, our Board of Directors authorized a new share repurchase program of up to $50.0 million of our outstanding shares of common stock. This new program superseded and replaced the $5.0 million share repurchase program adopted in 2001. Under the new program, the shares may be repurchased in the open market or in privately negotiated transactions. Repurchases are at our discretion based on ongoing assessments of the capital needs of the business, the market price of our common stock and general market conditions. No time limit was set for the completion of the repurchase program.
      Common stock repurchases in the fourth quarter of 2005 were as follows:

				Approximate Dollar
			Total Number of	Value of Shares
		Weighted Average	Shares Purchased as	That May yet be
	Total Number of	Price Paid Per	Part of Publicly	Purchased Under the
Period	Shares Purchased	Share	Announced Plan	Plan (In millions)

October 1 — October 31, 2005	—	—	—	$46.5
November 1 — November 30, 2005	—	—	—	$46.5
December 1 — December 31, 2005	347,371	$28.62	347,371	$36.6

Total	347,371		347,371

Securities Authorized for Issuance under Equity Compensation Plans
      The information required in the table of Securities Authorized for Issuance under Equity Compensation Plans is incorporated by reference to our Proxy Statement in connection with our 2006 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 6.	SELECTED FINANCIAL DATA.
      The following selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes and the MD&A appearing elsewhere in this Form 10-K.

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$220,408	$154,130	$101,201	$77,783		$57,825
Costs and expenses (exclusive of depreciation and amortization expense shown separately below) Direct cost of services	5,013	5,013	3,585	2,357		2,710
Network and infrastructure	19,814	15,143	12,253	11,405		10,200
Sales and marketing	69,256	51,749	37,220	32,437		27,489
Product research and development	20,575	14,097	9,962	11,454		11,192
General and administrative	21,474	16,894	9,228	9,299		4,701
Depreciation and amortization	8,833	8,203	7,275	6,009		4,627
Amortization of acquisition related intangibles(a)	8,730	8,269	5,380	5,738		17,009

Total costs and expenses	153,695	119,368	84,903	78,699		77,928
Income (loss) from operations	66,713	34,762	16,298	(916)		(20,103)
Other income, net	4,967	1,641	838	406		881

Income (loss) before income tax expense	71,680	36,403	17,136	(510)		(19,222)
Income tax expense	17,337	1,079	—	—		—

Net income (loss)	$54,343	$35,324	$17,136	$(510)		$(19,222)

					$
Net income (loss) per share — basic	$1.57	1.09	$0.58	$(0.02)		$(0.79)

					$
Net income (loss) per share — diluted	$1.36	0.96	$0.52	$(0.02)		$(0.79)

Shares used in per-share calculation — basic	34,536	32,328	29,398	26,791		24,285

Shares used in per-share calculation — diluted	41,448	38,532	33,051	26,791		24,285

	December 31,

	2005	2004	2003	2002	2001

	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$131,770	$127,734	$72,885	$40,801	$21,677
Short-term investments	220,569	164,402	59,037	—	9,978
Working capital	244,238	198,747	85,011	14,498	14,024
Total assets	669,140	504,521	189,658	96,534	78,780
Long-term obligations	195,022	195,000	—	—	—
Accumulated deficit	(6,324)	(51,164)	(86,488)	(103,624)	(103,114)
Total stockholder’s equity	$305,142	$192,769	$131,852	$57,186	$50,422

(a)	In 2002, upon adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” we discontinued the amortization of goodwill. In 2001, prior to the adoption of SFAS No. 142, we amortized $10.8 million of goodwill.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
      The discussion in this Annual Report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Additional factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section entitled “Risk Factors,” included elsewhere in this Annual Report. When used in this document, the words “believes,” “expects,” “anticipates,” “intends,” “plans,” and similar expressions, are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document.
Overview
      We provide outsourced e-commerce solutions globally to a wide variety of companies primarily in the software and high-tech products markets. We offer our clients a broad range of services that enable them to effectively build, manage, and grow online sales on a global basis. We focus on helping our clients mitigate risk and grow their revenues. Our services include online store design, development, and hosting, store merchandising and optimization, order management, fraud prevention screening, export controls and management, tax management, digital product delivery via download, physical product fulfillment, multi-lingual customer service, e-mail marketing, website optimization, web analytics and reporting.

Acquisitions and Comparability of Results.
      Our results of operations for the year ended December 31, 2005, include the results of acquisitions, including SWReg in March 2005 and Commerce5, Inc. in December 2005. The results of these acquisitions must be factored into any comparison of our 2005 results to the results for 2004 or 2003. See Note 4 of our consolidated financial statements for the year ended December 31, 2005, for pro forma financial information as if these entities had been acquired on January 1, 2004.
Critical Accounting Policies
      We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies that we believe are the most critical in fully understanding and evaluating our reported financial results are the following:
      Revenue Recognition. We recognize revenue from services rendered once all the following criteria for revenue recognition have been met: (1) pervasive evidence of an agreement exists; (2) the services have been rendered; (3) the fee is fixed and determinable and not subject to refund or adjustment; and (4) collection of the amounts due is reasonably assured.
      We evaluate the criteria outlined in Emerging Issues Task Force, (“EITF”) Issues No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as net revenue. We act as the merchant of record on most of the transactions processed and have contractual relationships with our clients, which obligate us to pay to the client a specified percentage of each sale. We derive our revenue primarily from transaction fees based on a percentage of the products sale price and fees from services rendered associated with the e-commerce and other services provided to our clients and end customers. Our revenue is recorded as net as generally our clients are subject to inventory risks and control customers’ product choices. Clients do not have the right to take possession of the software applications used in the delivery of services.
      We also provide customers with various proprietary software backup services. We recognize revenue for these backup services upon delivery or based upon historical usage within the contract period of the digital backup services when this information is available. Digital backup services are recognized straight-line over the life of the backup service when historical usage information is unavailable. Shipping revenues are recorded net of any associated costs.
      We also, to a lesser extent, provide fee-based client services, which include website design, custom development and integration, analytical marketing and email marketing services. If we receive payments for fee-based services in advance of delivery, these amounts are deferred and recognized over the service period.
      Provisions for doubtful accounts and transaction losses and authorized credits are made at the time of revenue recognition based upon our historical experience. The provision for doubtful accounts and transaction losses are recorded as charges to operating expense, while the provision for authorized credits is recognized as a reduction of net revenues.
      Allowance for Doubtful Accounts. We must make estimates and assumptions that can affect the amount of assets and liabilities and the amounts of revenues and expenses we report in any financial reporting period. We use estimates in determining our allowance for doubtful accounts, which are based on our historical experience and current trends. We must estimate the collectability of our billed accounts receivable. We analyze accounts receivable and consider our historical bad debt experience, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. We must make significant judgments and estimates in connection with the allowance in any accounting period. There may be material differences in our operating results for any period if we change our estimates or if the estimates are not accurate.
      Credit Card Chargeback Reserve. We use estimates based on historical experience and current trends to determine accrued chargeback expenses. Significant management judgments are used and estimates made in connection with the accrued expenses in any accounting period. There may be material differences in our operating results for any period if we change our estimates or if the estimates are not accurate.
      Goodwill, Intangibles and Other Long-Lived Assets. We depreciate property, plant and equipment, amortize certain intangibles and certain other long-lived assets with definite lives over their useful lives. Useful lives are based on our estimates of the period of time over which the assets will generate revenue or benefit our business. We review assets with definite lives for impairment whenever events or changes in circumstances indicate that the value we are carrying on our financial statements for an asset may not be recoverable. Our evaluation considers non-financial data such as changes in the operating environment and business strategy, competitive information, market trends and operating performance. If there are indications that an impairment may be necessary, we use an undiscounted cash flow analysis to determine the impairment amount, if any. Assets with indefinite lives are reviewed for impairment annually (or more frequently if there are indications that an impairment may be necessary) utilizing the two-step approach prescribed in Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” There have been no impairments of goodwill and other intangible assets for the years 2005, 2004 and 2003.
      Income Taxes and Deferred Taxes. We currently have significant U.S. tax loss carryforwards resulting from the tax deduction for exercise of stock options and acquired operating tax loss carryforwards, and a lesser amount of acquired foreign operating tax loss carryforwards. The benefit of the loss carryforwards from exercise of stock options was recognized as additional paid-in-capital when the deferred tax asset valuation allowance was removed in the fourth quarter of 2005. The benefit of the acquired tax loss carryforwards has been reserved by a valuation allowance pursuant to GAAP. These valuation reserves of the deferred tax asset will be removed if and when it is more likely than not that the deferred tax asset will be realized. We intend to evaluate the need for a valuation allowance of the deferred tax asset on a quarterly basis. If the benefit of these operating tax loss carryforwards is recognized, we will not recognize the benefit in the statement of income. Rather, the benefit will be recognized as a reduction to goodwill. Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We may face challenges from domestic and foreign tax authorities regarding the amount of tax due. These challenges may include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various tax filing positions, we record reserves for probable exposures. Based on our evaluation of our tax position, we believe the amounts related to these tax exposures are appropriately accrued and are not material. To the extent we were to favorably resolve matters for which accruals have been established or be required to pay amounts in excess of the aforementioned reserves, our effective tax rate in a given financial statement period may be impacted.
      No provision has been made for federal income taxes on approximately $9.0 million of our international subsidiaries undistributed earnings as of December 31, 2005, since we plan to indefinitely reinvest all such earnings. If these earnings were distributed to the U.S. in the form of dividends or otherwise, then we would be subject to U.S. income taxes on such earnings. The amount of U.S. income taxes would be subject to adjustment for foreign tax credits and for the impact of the step-up basis resulting from a Section 338 election made at the time of acquisition. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.
Results of Operations
      The following table presents certain items from our consolidated statements of operations as a percentage of total revenue for the years indicated.

	2005	2004	2003

Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Direct cost of services	2.3	3.3	3.6
Network and infrastructure	9.0	9.8	12.1
Sales and marketing	31.4	33.6	36.8
Product research and development	9.3	9.1	9.8
General and administrative	9.7	11.0	9.1
Depreciation and amortization	4.0	5.3	7.2
Amortization of acquisition-related costs	4.0	5.4	5.3

Total costs and expenses	69.7	77.5	83.9

Income from operations	30.3	22.5	16.1
Other income, net	2.2	1.1	0.8

Income before income tax expense	32.5	23.6	16.9
Income tax expense	7.8	0.7	—

Net income	24.7%	22.9%	16.9%

      Revenue. Our revenue increased to $220.4 million in 2005 from $154.1 million in 2004 and $101.2 million in 2003. The revenue increase in 2005 was primarily attributable to higher online sales activity across our client base, growth in the number of software publishers and online retailer clients we served, increased sales from international sites, expanded strategic marketing activities with a larger number of clients, and acquisitions made during 2004 and 2005. Sales of security software products for PCs represent the largest contributor to our revenues. The revenue increase in 2004 as compared to 2003 resulted from higher online sales activity across the client base, further expansion of our key client relationships, marketing and merchandising activities that increased the size of the average sale generated by our software publisher clients, and acquisitions completed in 2004. Acquisitions made during each of 2005, 2004 and 2003 generated approximately 2.0%, 16.1% and 1.5% of our total revenue for those years, respectively. International sales represented approximately 39%, 31% and 24% of revenue in the years ended December 31, 2005, 2004 and 2003, respectively. That growth is attributable to a larger number of international stores being operated for our clients as well as the European outsourced e-commerce providers we acquired in 2004 and 2005. Sales of products for one software publisher client, Symantec Corporation, accounted for approximately 29.7% of our revenue in 2005, 27.2% in 2004 and 27.4% in 2003. In addition, revenues derived from proprietary Digital River services sold to Symantec end-users and dealer network sales of Symantec products amounted to approximately 14.4% of our total revenue in 2005, 10.8% in 2004 and 9.9% in 2003.
      Direct Cost of Services. Our direct cost of services line item primarily includes the personnel costs and costs related to product fulfillment, physical on demand and our proprietary back-up CD production. Direct cost of service expense was $5.0 million in both 2005 and 2004, up from $3.6 million in 2003. The cost remained flat in 2005 compared with 2004 as we were able to leverage our installed infrastructure to support the higher level of revenue. The increase in 2004 from 2003 resulted primarily from personnel added to serve new clients, as well as clients gained through acquisition of other businesses, and to handle increased transaction volumes.
      We currently believe that direct costs of services will increase in absolute dollars in 2006 compared to 2005 as we continue to expand our worldwide fulfillment capacity in order to meet anticipated shipment volumes from sales and as we begin to record expense related to stock-based compensation. See Note 1 — “Nature of Operations and Summary of Significant Accounting Policies” in the consolidated financial statements for a discussion of the impact of the adoption of Financial Accounting Standards Board (“FASB”) Statement No. 123R, “Share Based Payment,” which became effective January 1, 2006.
      Network and Infrastructure. Our network and infrastructure expense line item primarily includes the personnel costs and related expenses to operate and maintain our technology platforms, customer service, data communication and data center operations. Network and infrastructure expense was $19.8 million in 2005, up from $15.1 million and $12.3 million in 2004 and 2003, respectively. The increase in 2005 from 2004, and in 2004 from 2003, resulted primarily from personnel added to support our revenue growth as well as those gained through acquisition of other businesses.
      We currently believe that network and infrastructure expenses will increase in absolute dollars in 2006 compared to 2005 as we continue to expand our worldwide customer service capacity, as we expand the number of operating global data centers, expected increased network usage, which will drive higher Internet connection charges, and as we begin to record expense related to stock-based compensation. See Note 1 — “Nature of Operations and Summary of Significant Accounting Policies” in the consolidated financial statements for a discussion of the impact of the adoption of FASB Statement No. 123R, “Share Based Payment,” which became effective January 1, 2006.
      Sales and Marketing. Our sales and marketing expense line item primarily includes personnel costs and related expenses, advertising and promotional expenses, credit card transaction and other payment processing fees, credit card chargebacks and bad debt expense. Sales and marketing expense increased to $69.3 million in 2005, from $51.7 million and $37.2 million in 2004 and 2003, respectively. The increase in 2005 from 2004 resulted primarily from increases in credit card transaction fees of $11.9 million and an immaterial amount of expenses of sales and marketing personnel added to support our growth as well as those gained through acquisition of other businesses. During 2005, we expanded the depth and breadth of our strategic marketing programs that we manage on behalf of our clients. These core programs include search engine optimization, affiliate and email marketing and site optimization. We also increased our marketing efforts to expand our oneNetwork affiliate program. The increase in 2004 from 2003 resulted primarily from increases in credit card transaction fees of $8.0 million and personnel related expenses, including personnel of acquired businesses, of $4.8 million. As a percentage of revenue, sales and marketing expense decreased to 31.4% in 2005 from 33.6% in 2004 and 36.8% in 2003, primarily due to our revenue growing faster than these expenses.
      We currently believe that sales and marketing expenses will increase in absolute dollars in 2006 compared to 2005, as we continue to grow and expand our reach to clients, as we continue to offer increased levels of strategic marketing services, as we incur a full year of costs in 2006 related to acquisitions completed in 2005, and as we begin to record expense related to stock-based compensation. See Note 1 — “Nature of Operations and Summary of Significant Accounting Policies” in the consolidated financial statements for a discussion of the impact of the adoption of FASB Statement No. 123R, which became effective January 1, 2006.
      Product Research and Development. Our product research and development expense line item includes the costs of personnel and related expenses associated with developing and enhancing our technology platforms and other related systems. Product research and development expense was $20.6 million in 2005, compared to $14.1 million and $10.0 million in 2004 and 2003, respectively. The increase in 2005 from 2004 resulted primarily from increases in personnel related expenses. During 2005, we continued to advance our remote-control technology, as well as the international and e-marketing capabilities. We capitalized approximately $0.4 million of software development costs related to those efforts during 2005.
      The increase in 2004 from 2003 resulted primarily from increases in personnel related expenses, including personnel of acquired businesses, of $3.9 million. In 2004, we also expanded and redeployed our R&D team to advance our new self-service remote control technology, and to develop the international and e-marketing capabilities. We capitalized approximately $2.7 million of software development costs related to those efforts during 2004. The amortization of capitalized development costs is included in our depreciation expense line shown separately on our statement of operations. As a percentage of revenue, product research and development expense was 9.3% of sales in 2005 compared to 9.1% in 2004 and 9.8% in 2003.
      We currently believe that product research and development expenses will increase in absolute dollars in 2006 compared to 2005, as we believe that continued investments in product development are required to remain competitive, as we incur a full year of costs in 2005 related to acquisitions completed in 2004 and as we begin to record expense related to stock-based compensation. See Note 1 — “Nature of Operations and Summary of Significant Accounting Policies” in the consolidated financial statements for a discussion of the impact of the adoption of FASB Statement No. 123R, which became effective January 1, 2006.
      General and Administrative. Our general and administrative expense line item primarily includes the costs of executive, accounting, and administrative personnel and related expenses, insurance expense, professional fees, including legal and accounting, and shareholder and compliance expenses. General and administrative expense increased to $21.5 million in 2005 from $16.9 million in 2004 and $9.2 million in 2003. The increase in 2005 from 2004 resulted primarily from the addition of personnel and facilities to support our growth as well as those gained through acquisition of other businesses. The increase in 2004 from 2003 resulted primarily from increases in personnel related expenses, legal and professional fees, insurance charges and personnel of acquired businesses. As a percentage of revenue, general and administrative expense declined to 9.7% in 2005 from 11.0% in 2004 due to our ability to spread administrative costs over the higher revenue base. Between 2003 and 2004, general and administrative expense increased from 9.1% to 11.0% as a percentage of revenue due to the increase in professional, accounting, and legal fees primarily associated with compliance with the Sarbanes-Oxley Act and the growth of our international operations.
      We currently believe that general and administrative expenses will increase in absolute dollars in 2006 compared to 2005, as we continue to invest in our infrastructure to support our continued organic growth, as we incur a full year of costs in 2006 related to acquisitions completed in 2005 and as we begin to record expense related to stock-based compensation. See Note 1 — “Nature of Operations and Summary of

Significant Accounting Policies” in the consolidated financial statements for a discussion of the impact of the adoption of FASB Statement No. 123R, which became effective January 1, 2006.
      Depreciation and Amortization. Our depreciation and amortization expense line item includes the depreciation of computer equipment and office furniture and the amortization of purchased and internally developed software, leasehold improvements made to our leased facilities, and debt financing costs. Computer equipment, software and furniture are depreciated under the straight-line method using three to seven years lives, and leasehold improvements are amortized over the shorter of the life of the asset or the remaining length of the lease. Depreciation and amortization expense increased to $8.8 million in 2005 from $8.2 million in 2004 and $7.3 million in 2003. The increased expenses in 2005 and 2004 resulted primarily from increases in our assets, as gross capitalized property and equipment increased to $52.0 million on December 31, 2005, from $41.1 million and $32.4 million on December 31, 2004 and 2003, respectively. We currently believe that depreciation and amortization expenses will increase in absolute dollars in 2006 compared to 2005 as we continue to expand our worldwide customer support capacity and expand the number of operating global data centers.
      Amortization of Acquisition Related Intangibles. Our amortization of acquisition-related intangibles line item consists of the amortization of intangible assets recorded from our 15 acquisitions in the past four years. Amortization of acquisition related intangibles increased to $8.7 million in 2005 from $8.3 million in 2004 and $5.4 million in 2003. The increase in 2005 from 2004 and 2003 reflects the increased amortization of 2005 acquisitions partially offset by full amortization of certain past acquisitions. We complete our annual goodwill impairment test using a two-step approach in the fourth quarter of each year. Our assessment has indicated that there is no impairment of goodwill for the years ended December 31, 2005, 2004 and 2003. We have purchased, and expect to continue purchasing, assets or businesses, which may include the purchase of intangible assets.
      Income from Operations. Our income from operations in 2005 was $66.7 million, up from $34.8 million in 2004 and $16.3 million in 2003. As a percentage of revenue, income from operations was 30.3% in 2005, 22.5% in 2004 and 16.1% in 2003. The increase in income from operations in 2005 and 2004 resulted primarily from growth in revenue while our cost of revenue and operating expenses grew at a slower rate.
      Other Income, Net. Our other income, net line item is the total of interest income on our cash, cash equivalents, and short-term investments, interest expense on our debt and foreign currency transaction gains and losses. Interest income was $9.7 million, $3.2 million and $0.8 million in 2005, 2004 and 2003, respectively. Interest expense was $2.5 million in 2005 compared with $1.5 million in 2004 and no corresponding interest expense in 2003. Losses from foreign currency were $2.2 million in 2005, and gains or losses were immaterial in 2004 and 2003.
      Income Taxes. In 2005, our tax expense was $17.3 million, made up of approximately $28.5 million of current tax expense and $11.2 million of deferred tax benefit. In 2004, our tax expense was $1.1 million, made up of international current tax expense. We had no tax expense in 2003.
      As of December 31, 2005, we had net U.S. tax loss carryforwards of approximately $117.2 million, and foreign tax loss carryforwards of $8.0 million. The U.S. amount consists of $75.2 million of deductions resulting from exercise of stock options and $42.0 million of acquired net operating losses. These tax loss carryforwards expire in the years 2020 through 2024. The acquired net operating losses expire in the years 2020 through 2025 and are subject to other deductibility restrictions discussed below.
      In prior years, there was uncertainty of future realization of the deferred tax assets resulting from temporary differences and from tax loss carryforwards from operations and stock option deductions, therefore a valuation allowance equal to the deferred tax assets was recorded. We have evaluated our deferred tax assets related to tax loss carryforwards from stock option deductions and concluded that the valuation allowance should be reversed. We have met the requirements under GAAP as we believe it is more likely than not that we will realize the benefit of these deferred tax assets. This is based primarily on our earnings history over the last three years as well as our expected future taxable income. The impact on

U.S. taxable income of stock option deductions should not reduce taxable income to a level that would jeopardize this conclusion or unreasonably extend the period in which we may recognize the tax benefit associated with these deferred tax assets. We also have evaluated our deferred tax assets related to acquired operating losses and we believe a full valuation allowance for these assets is required under GAAP. This valuation allowance is due to anticipated limitations, including limitations under Section 382 of the Internal Revenue Code, on acquired losses and any future release of this valuation allowance will reduce goodwill.
      Comprehensive Income. Comprehensive income includes revenues, expenses, gains and losses that are excluded from net earnings under GAAP. Items of comprehensive income are unrealized gains and losses on short term investments and foreign currency translation adjustments which are added to net income to compute comprehensive income. Comprehensive income is net of income tax benefits or expense.
      In 2005, comprehensive income includes $1.3 million net of the tax benefit of $0.8 million recorded for unrealized foreign exchange losses on the revaluation of investments in foreign subsidiaries; and $0.8 million net of $0.5 million benefit for unrealized investment losses. There was no tax benefit or expense for comprehensive income in 2004 and 2003 as we had no tax expense.
Liquidity and Capital Resources
      As of December 31, 2005, we had $131.8 million of cash and cash equivalents, $220.6 million of short-term investments, and working capital of $244.2 million. The major components of our working capital are cash and cash equivalents, short-term investments and short-term receivables net of client and merchant payables. Our primary source of internal liquidity is our operating activities. Net cash provided by operating activities in 2005, 2004 and 2003 was $119.8 million, $85.1 million and $47.8 million, respectively. Net cash provided by operating activities in 2005 was the result of net income, the tax benefit of stock-based compensation and increases in accounts payable and other accrued liabilities partially offset by increases in deferred and other income taxes and accounts receivable. Net cash provided by operating activities in 2004 was the result of net income and increases in accounts payable and other accrued liabilities partially offset by increases in accounts receivable. Net cash provided by operating activities in 2003 was primarily due to an increase in net income, declining accounts receivable, and increases in accounts payable and other accrued liabilities.
      Net cash used in investing activities was $125.4 million in 2005 and was the result of net purchases of investments of $62.9 million, cash paid for acquisitions, net of cash received, of $54.2 million, and purchases of capital equipment of $8.3 million. Net cash used in investing activities in 2004 was $241.4 million and was the result of net purchases of investments of $105.6 million cash paid for acquisitions, net of cash received, of $126.5 million and purchases of capital equipment of $6.6 million and capitalized internal-use software of $2.7 million. Net cash used in investing activities was $72.2 million in 2003 and was the result of purchases of investments of $59.0 million, purchases of capital equipment of $6.3 million and cash paid for acquisitions, net of cash received, of $6.9 million.
      In December 2005, we acquired all of the capital stock of Commerce5, Inc., an outsourced e-commerce provider to high-tech and consumer electronics manufacturers. Under terms of the agreement, we paid $45 million in cash. In March 2005, we acquired SWReg, an operating business of Atlantic Coast plc, a private limited UK company, for $8.8 million in cash. In November 2004, we acquired all of the outstanding stock of BlueHornet Networks, Inc. Under the terms of the agreement we issued 160,185 shares of common stock to BlueHornet shareholders and assumed debt obligations of BlueHornet totaling approximately $0.7 million. In June 2004, we acquired substantially all of the assets and assumed certain liabilities of Fireclick, Inc. Under the terms of the agreement, we paid $7.5 million in cash. In April 2004, we acquired element 5 AG, a privately held company based in Germany. Under the terms of the acquisition, we paid $120 million in cash to acquire all of the outstanding shares of capital stock of element 5.

      Net cash provided by financing activities in 2005, 2004 and 2003 was $12.3 million, $209.0 million and $56.5 million, respectively. Our external financing has been provided primarily by the sale of our stock and convertible notes in private and public offerings, and, to a lesser extent, by sales to employees under our employee stock purchase plan and by exercise of stock options. In June 2004, we sold and issued $175 million in aggregate principal amount of 1.25% convertible senior notes due January 1, 2024, in a private, unregistered offering. The notes were subsequently registered for resale. The notes were sold at 100% of their principal amount. The initial purchasers exercised in full their option to purchase up to an additional $20 million in aggregate principal amount of the notes, closing on July 6, 2004. Cash provided from the issuance of convertible senior notes in 2004 totaled $188.4 million, net of financing expense. In 2003, a secondary offering of our common stock provided $43.4 million of cash. Proceeds from the exercise of stock options provided cash of $23.2 million, $19.7 million and $12.3 million in 2005, 2004 and 2003, respectively. In 2005, we repurchased $13.1 million of common stock, which reduced our net cash provided by financing activities. There were no stock repurchases in 2004 and 2003.
Liquidity and Capital Resource Requirements
      We believe that existing sources of liquidity and the results of our operations will provide adequate cash to fund our ongoing operations for the foreseeable future, although we may seek to raise additional capital during that period. In January 2005, we filed a registration statement to increase our available shelf registration amount from approximately $55 million to approximately $255 million. In addition, we filed an acquisition shelf for up to approximately 1.5 million shares. In February 2006, we filed a shelf registration that would allow us to sell an undetermined amount of equity or debt securities in accordance with the recently approved rules applying to “well known seasoned issuers.” These filings were made to provide future flexibility for acquisition and financing purposes. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. There can be no assurances that financing will be available in amounts or on terms acceptable to us, if at all.
Contractual Obligations
      At December 31, 2005, our principal commitments consisted of interest and principal on our convertible senior notes and long-term obligations outstanding under operating leases. Although we have no material commitments for capital expenditures, we anticipate continued capital expenditures consistent with our anticipated growth in operations, infrastructure and personnel. We expect that our operating expenses will continue to grow as our overall business grows and that they will be a material use of our cash resources.

	Payment Due by Period

	Total Amount				2011 and
Contractual Obligations	Committed	2006	2007-2008	2009-2010	Thereafter

	(In thousands)
Operating Lease Obligations	$7,761	$2,921	$3,999	$841	$0
Convertible Senior Notes	$238,875	$2,438	$4,875	$4,875	$226,687
Total	$246,636	$5,359	$8,874	$5,716	$226,687
      With respect to our convertible senior notes, we are required to pay interest on the notes on January 1 and July 1 of each year. The notes bear interest at a rate of 1.25% and, if specified conditions are met, are convertible into our common stock at a conversion price of $44.063 per share. The notes may be surrendered for conversion under certain circumstances, including the satisfaction of a market price condition, such that the price of our common stock reaches a specified threshold; the satisfaction of a trading price condition, such that the trading price of the notes falls below a specified level; the redemption of the notes by us; the occurrence of specified corporate transactions, as defined in the related indenture; and the occurrence of a fundamental change, as defined in the related indenture. The initial conversion price is equivalent to a conversion rate of approximately 22.6948 shares per $1,000 of principal amount of the notes. We will adjust the conversion price if certain events occur, as specified in the related indenture, such as the issuance of our common stock as a dividend or distribution or the occurrence of a stock subdivision or combination. If a fundamental change, such as a change in our control, as defined in the related indenture, occurs on or before January 1, 2009, we also may be required to purchase the notes for cash and pay an additional make-whole premium payable in our common stock, or in the same form of consideration into which all, or substantially, all of the shares of our common stock have been converted or exchanged in connection with the fundamental change, upon the repurchase or conversion of the notes in connection with the fundamental change. Holders of the notes have the right to require us to repurchase their notes prior to maturity on January 1, 2009, 2014 and 2019. We have the right to redeem the notes, under certain circumstances, on or after July 1, 2007, and prior to January 1, 2009, and we may redeem the notes at any time on or after January 1, 2009.
2006 Outlook
      We believe the outlook for our business remains positive for 2006. Total online sales continue to increase globally and buyers appear increasingly comfortable shopping and purchasing online. In our core market, trends continue to favor the transition from packaged, physical delivery of software products to electronic download. In addition, our strategic marketing programs have been well received by our clients to date and we believe we can expand adoption of these services by additional clients as well as add new services. We anticipate making additional investments to support existing client growth, new client additions, development of other complementary vertical markets, international expansion and improvements in our technology platform.
New Accounting Standards
      In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based compensation payments and supersedes the accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123(R) is effective for all annual periods beginning after June 15, 2005. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to the adoption of SFAS 123(R).
      We will adopt SFAS 123(R) in the first quarter of fiscal 2006 using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of our common stock, and the fair value of stock options will be determined using the Black-Scholes valuation model. We will continue to evaluate the impact of SFAS 123(R) on our operating results and financial condition. As a result of the provisions of SFAS 123(R) and SAB 107, we expect the compensation charges under SFAS 123(R) to reduce diluted net income per share by approximately $0.22 per share for fiscal 2006. However, our assessment of the estimated compensation charges will be affected by our stock price as well as assumptions regarding a number of complex and subjective variables and their related tax impacts. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors.
      In November 2005, the FASB issued Staff Position No. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“FSP 115-1”). FSP 115-1 provides accounting guidance for determining and measuring other-than-temporary impairments of debt and equity securities, and confirms the disclosure requirements for investments in unrealized loss positions as outlined in EITF issue 03-01, “The Meaning of Other-Than-Temporary Impairments and its Application to Certain Investments.” The accounting requirements of FSP 115-1 are effective for us on January 1, 2006, and are not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Off Balance Sheet Arrangements
      None

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK.
Interest Rate Risk
      Our portfolio of cash equivalents and short-term investments is maintained in a variety of securities, including government obligations and money market funds. Investments are classified as available-for-sale securities and carried at their market value with cumulative unrealized gains or losses recorded as a component of “accumulated other comprehensive income/(loss)” within stockholders’ equity. At December 31, 2005 and 2004, all securities held had maturities or reset dates of less than three years. A sharp rise in interest rates could have an adverse impact on the market value of certain securities in our portfolio. We do not currently hedge our interest rate exposure and do not enter into financial instruments for trading or speculative purposes or utilize derivative financial instruments. A hypothetical and immediate one percent (1%) increase in interest rates would decrease the fair value in our investment portfolio held at December 31, 2005 and 2004, by $1.77 million and by $0.3 million, respectively. A hypothetical and immediate one percent (1%) decrease in interest rates would increase the fair value in our investment portfolio held at December 31, 2005 and 2004, by $1.77 million and by $0.4 million, respectively. The approximate gains or losses in earnings are estimates, and actual results could vary due to the assumptions used. At December 31, 2005 and 2004, we had $195.0 million of 1.25% fixed rate contingent convertible debt outstanding. We presently believe there is minimal risk that market interest rates will drop significantly below 1.25%.
Foreign Currency Risk
      Our business has historically been transacted primarily in the U.S. dollar and, as such, has not been subject to material foreign currency exchange rate risk. However, the growth in our international operations has increased our exposure to foreign currency fluctuations as well as other risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures and other regulations and restrictions. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

Transaction Exposure
      Foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies result in gains and losses that are reflected in our consolidated statement of income. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency-denominated transactions will result in increased net revenues and operating expenses. Conversely, our net revenues and operating expenses will decrease when the U.S. dollar strengthens against foreign currencies. We do not currently have a currency hedging program to mitigate the effect of fluctuations of currency prices on our financial results. The following schedule summarizes revenue, costs and expenses and income from operations that would have resulted had exchange rates in the current period been the same as those in effect in the comparable prior-year period for operating results.

      The effect on our consolidated statements of operations from changes in exchange rates versus the U.S. Dollar is as follows (in thousands):

	Year Ended December 31, 2005			Year Ended December 31, 2004			Year Ended December 31, 2003

	At Prior	Exchange		At Prior	Exchange		At Prior	Exchange
	Year	Rate	As	Year	Rate	As	Year	Rate	As
	Rates(1)	Effect(2)	Reported	Rates(1)	Effect(2)	Reported	Rates(1)	Effect(2)	Reported

Revenue	$220,625	$(217)	$220,408	$150,182	$3,948	$154,130	$97,872	$3,329	$101,201
Costs and expenses	153,688	7	153,695	117,736	1,632	119,368	84,726	177	84,903

Income from operations	66,937	(224)	66,713	32,446	2,316	34,762	13,146	3,152	16,298
Other income, net	7,210	(2,243)	4,967	1,611	30	1,641	707	131	838

Income before income tax expense	74,147	(2,467)	71,680	34,057	2,346	36,403	13,853	3,283	17,136
Income tax expense	17,337	—	17,337	1,079	—	1,079	—	—	—

Net income	$56,810	$(2,467)	$54,343	$32,978	$2,346	$35,324	$13,853	$3,283	$17,136

(1)	Represents the outcome that would have resulted had exchange rates in the current period been the same as those in effect in the comparable prior-year period for operating results.

(2)	Represents the increase (decrease) in reported amounts resulting from changes in exchange rates from those in effect in the comparable prior-year period for operating results.

Translation Exposure
      Foreign exchange rate fluctuations may adversely impact our consolidated financial position as well as our consolidated results of operations. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. These gains or losses are recognized as an adjustment to stockholders’ equity through accumulated other comprehensive income/(loss) net of tax benefit or expense. The potential loss in fair value resulting from a hypothetical 10% adverse currency movement is $11.6 million and $13.3 million for 2005 and 2004, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
      Our Financial Statements and Notes thereto appear beginning at page 49 of this report.
QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended

	March 31	June 30	September 30	December 31

	(In thousands, except per share data)
2005
Revenue	$54,529	$51,143	$53,179	$61,557
Income from operations(a)	17,782	14,565	15,532	18,834
Net income	14,037	10,226	12,358	17,722
Net income per share — basic	$0.41	$0.30	$0.35	$0.50
Net income per share — diluted(b)	$0.35	$0.26	$0.31	$0.44

	Quarter Ended

	March 31	June 30	September 30	December 31

	(In thousands, except per share data)
2004
Revenue	$31,855	$34,877	$39,439	$47,959
Income from operations(a)	7,518	6,888	7,809	12,547
Net income	7,615	6,756	8,126	12,828
Net income per share — basic	$0.24	$0.21	$0.25	$0.39
Net income per share — diluted(b)	$0.22	$0.19	$0.22	$0.33

(a)	Income from operations includes amortization of acquisition-related intangibles of $2,396, $2,110, $2,089 and $2,135 in the quarters ended March 31, June 30, September 30, and December 31, 2005, respectively, and $1,579, $2,267, $2,434, and $1,989 in the quarters ended March 31, June 30, September 30, and December 31, 2004, respectively.

(b)	In accordance with the Emerging Issues Task Force (EITF), Issue No. 04-8, the unissued shares underlying contingent convertible notes are treated as if such shares were issued and outstanding for the purposes of calculating GAAP diluted earnings per share beginning with the issuance of our 1.25% convertible senior notes on June 1, 2004.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
      None.

ITEM 9A.	CONTROLS AND PROCEDURES.

(a)	Disclosure Controls and Procedures
      Based on their evaluation of our disclosure controls and procedures conducted as of December 31, 2005, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) were effective at reasonable assurance levels to ensure that the information required to be disclosed by us in this Form 10-K was recorded, processed, summarized and reported within the time periods specified in the rules and instructions for Form 10-K.

(b)	Management’s Annual Report on Internal Control Over Financial Reporting
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
      Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2005, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. That evaluation excluded the business operations of Commerce5, Inc. and subsidiaries acquired on December 14, 2005. The acquired business operations excluded from the evaluation together constituted approximately seven percent of total assets at December 31, 2005, and less than one percent of revenues and net income, for the year then ended. Management’s assessment of the effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report in which they expressed an unqualified opinion, which is included herein.

(c)	Changes in Internal Control over Financial Reporting
      During the quarter ended December 31, 2005, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d)	Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Digital River, Inc.
      We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Digital River, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Digital River, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
      As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Commerce5, Inc., which is included in the December 31, 2005, consolidated financial statements of Digital River, Inc. and constituted approximately seven percent of total assets at December 31, 2005, and less than one percent of revenue and net income for the year then ended. Management did not assess the effectiveness of internal control over financial reporting at Commerce5, Inc. as permitted by the Securities and Exchange Commission for entities acquired within the latest fiscal year. Our audit of internal control over financial reporting of Digital River, Inc. also did not include an evaluation of the internal control over financial reporting of Commerce5, Inc.
      In our opinion, management’s assessment that Digital River, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Digital River, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Digital River, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005, and our report dated March 14, 2006, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Minneapolis, Minnesota
March 14, 2006

ITEM 9B.	OTHER INFORMATION.
      None.
PART III
      Certain information required in Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2006 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
      Other than the identification of executive officers, which is set forth in Part  I, Item 1 hereof, the information required in Item 10 of Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2006 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.
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
      The information required in Item 11 of Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2006 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
      The information required in Item 12 of Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2006 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
      The information required in Item 13 of Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2006 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
      The information required in Item 14 of Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2006 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
      (a) The following documents are filed as part of this report:

(1) Financial Statements.

The consolidated financial statements required by this item are submitted in a separate section beginning on page 49 of this report.

(2) Financial Statement Schedules.

All schedules for which provision is made in the applicable accounting regulations of the SEC have been omitted as not required or not applicable, or the information required has been included elsewhere by reference in the financial statements and related notes, except for Schedule II, which is included with this Form 10-K, as filed with the SEC.

(3) Exhibits.

Exhibit
Number		Description of Document

2	.1(1)	Stock Purchase Agreement, dated as of April 17, 2004, by and among Digital River, Inc., Blitz F03-1424 GmbH, a company organized under the laws of Germany and a wholly owned subsidiary of Digital River, and the selling shareholders of element 5 Informationstechnologien und — dienstleistungen Aktiengesellschaft, a company organized under the laws of Germany.

2	.2(2)	Amended and Restated Asset Purchase Agreement dated February 9, 2002, by and between the Registrant and Beyond.com.

2	.3(3)	First Amendment to the Amended and Restated Asset Purchase Agreement dated as of March 15, 2002, by and between the Registrant and Beyond.com.

2	.4(3)	Post-Closing Amendment to the Amended and Restated Asset Purchase Agreement dated as of March 31, 2002, by and between the Registrant and Beyond.com.

3	.1(4)	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.

3	.2(6)	Amended and Restated Bylaws of the Registrant, as currently in effect.

3	.3(4)	Certificate of Amendment of Amended and Restated Certificate of Incorporation (amending Exhibit 3.1).

4	.1(7)	Specimen Stock Certificate.

4	.2(4)	Form of Senior Debt Indenture.

4	.3(4)	Form of Subordinated Debt Indenture.

4.4		References are hereby made to Exhibits 3.1, 3.2 and 3.3.

4	.5(13)	Indenture dated as of June 1, 2004, between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the Note.

10	.1(7)	Form of Indemnity Agreement between Registrant and each of its directors and executive officers.

10	.3(7)	Consent to Assignment and Assumption of Lease dated April 22, 1998, by and between CSM Investors, Inc., IntraNet Integration Group, Inc. and Registrant.

10	.4(5)	Assignment of Lease dated April 21, 1998, by and between Intranet Integration Group, Inc. and Registrant.

Exhibit
Number		Description of Document

10	.5(5)	Lease Agreement dated January 18, 2000, between Property Reserve, Inc. and Registrant.

10	.6(6)	First Amendment of Lease dated January 31, 2001, to that certain Lease dated April 24, 1996, between CSM Investors, Inc. and Registrant (as assignee of Intranet Integration Group, Inc.).

10	.7(8)	1998 Stock Option Plan, as amended and superseded by Exhibit 10.19.*

10	.8(9)	1999 Stock Option Plan, formerly known as the 1999 Non-Officer Stock Option Plan, as amended and superseded by Exhibit 10.19.*

10	.9(8)	2000 Employee Stock Purchase Plan, as amended, and offering.*

10	.11(10)	Second Amendment of Lease dated April 22, 2002, to that certain Lease dated April 24, 1996, between CSM Investors, Inc. and Registrant (as assignee of Intranet Integration Group, Inc.) as amended.

10	.12(10)	Second Amendment of Lease dated April 28, 2003, to that certain Lease dated January 18, 2000, between Property Reserve Inc. and Registrant.

10	.13(11)	Employment Agreement with Jay Kerutis.*

10	.14(12)	Employment Agreement with Gary Howorka.*

10	.15(13)	Registration Rights Agreement dated as of June 1, 2004, between Digital River, Inc. and the initial purchasers of Senior Convertible Notes due January 1, 2024.

10	.16(14)	Supplemental Agreement and Settlement Agreement, by and among Digital River, Inc., Digital River GmBH, element 5 AG, Messrs. Clemens Roth, Christopher Reimold, Gerrit Schumann, Stephan Naujoks and various other former element 5 shareholders, dated as of January 18, 2005.

10	.17(15)	Summary of Compensation Program for Non-Employee Directors.

10	.18(16)	Amended and Restated Authorized Symantec Electronic Reseller for Shop Symantec Agreement by and among Symantec Corporation, Symantec Limited and Digital River, Inc. dated as of July 1, 2003, including Amendments 2 through 10 thereto.†

10	.19(17)	1998 Equity Incentive Plan (formerly known as 1998 Stock Option Plan).*

10	.20(18)	Employment Agreement between Digital River, Inc. and Carter D. Hicks.*

10	.21(18)	Employment Offer Letter between Digital River, Inc. and Thomas M. Donnelly.*

10	.22(19)	Amendment number 11 to the Amended and Restated Authorized Symantec Electronic Reseller for Shop Symantec Agreement by and among Symantec Corporation, Symantec Limited and Digital River, Inc. dated as of June 15, 2005.†

10	.23(19)	Employment Agreement between Digital River, Inc. and Joel A. Ronning.*

10	.24(19)	Form of Amendment to Non-Qualified Stock Option Agreement.*

10	.25(20)	Inducement Equity Incentive Plan.*

12.1		Computation of Ratio of Earnings to Fixed Charges.

21.1		Subsidiaries of Digital River, Inc.

23.1		Consent of Independent Registered Public Accounting Firm, dated March 14, 2006.

24.1		Power of Attorney, pursuant to which amendments to this Annual Report on Form 10-K may be filed, is included on the signature pages of this Annual Report on Form 10-K.

31.1		Certification of Digital River, Inc.’s Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Digital River, Inc.’s Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32		Certification of Digital River, Inc.’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan.

‡	Confidential treatment has been requested for portions of this agreement, which portions have been filed † separately with the SEC.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K on filed May 4, 2004.

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K on filed February 11, 2002.

(3)	Incorporated by reference from the Company’s Current Report on Form 8-K on filed April 15, 2002.

(4)	Incorporated by reference from the Company’s Registration Statement on Form S-3 (File No. 333-81626), declared effective on February 12, 2002.

(5)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 30, 2000.

(6)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001.

(7)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 333-56787), declared effective on August 11, 1998.

(8)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (File No. 333-105864) filed on June 5, 2003.

(9)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003.

(10)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed on May 15, 2003.

(11)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 13, 2003.

(12)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004.

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 13, 2004.

(14)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 20, 2005.

(15)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 15, 2005.

(16)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 15, 2005.

(17)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 31, 2005.

(18)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 5, 2005.

(19)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on August 9, 2005.

(20)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 20, 2005.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Eden Prairie, State of Minnesota, on the 14th of March 2006.

DIGITAL RIVER, INC.

By:	/s/ Joel A. Ronning

Joel A. Ronning
Chief Executive Officer
      We, the undersigned, directors and officers of Digital River, Inc., do hereby severally constitute and appoint Joel A. Ronning and Thomas M. Donnelly and each or any of them, our true and lawful attorneys and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Joel A. Ronning Joel A. Ronning	Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2006

/s/ Thomas M. Donnelly Thomas M. Donnelly	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 14, 2006

/s/ Perry W. Steiner Perry W. Steiner	Director	March 14, 2006

/s/ William Lansing William Lansing	Director	March 14, 2006

/s/ Thomas F. Madison Thomas F. Madison	Director	March 14, 2006

/s/ J. Paul Thorin J. Paul Thorin	Director	March 14, 2006

/s/ Frederic Seegal Frederic Seegal	Director	March 14, 2006

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Digital River, Inc.
      We have audited the accompanying consolidated balance sheets of Digital River, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digital River, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Digital River, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2006, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Minneapolis, Minnesota
March 14, 2006

DIGITAL RIVER, INC.
Consolidated Balance Sheets as of December 31

	2005	2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$131,770	$127,734
Short-term investments	220,569	164,402
Accounts receivable, net of allowance of $1,023 and $1,146	34,883	21,520
Deferred income taxes	22,251	—
Prepaid expenses and other	3,741	1,843

Total current assets	413,214	315,499

Property and equipment, net	17,955	17,367
Goodwill	195,299	148,086
Intangible assets, net of accumulated amortization of $36,798 and $28,245	20,054	17,297
Deferred income taxes	10,444	—
Other assets	12,174	6,272

TOTAL ASSETS	$669,140	$504,521

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$127,846	$88,052
Accrued payroll	8,866	5,332
Deferred revenue	5,403	3,901
Accrued acquisition costs	5,651	6,720
Other accrued liabilities	21,210	12,747

Total current liabilities	168,976	116,752

NON-CURRENT LIABILITIES
Convertible senior notes	195,000	195,000
Deferred income taxes	22	—

Total non-current liabilities	195,022	195,000

TOTAL LIABILITIES	363,998	311,752

COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDER’S EQUITY:
Preferred Stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $.01 par value; 60,000,000 shares authorized; 35,033,741 and 33,652,149 shares issued and outstanding	350	337
Additional paid-in capital	315,489	243,926
Deferred compensation	(1,942)	—
Accumulated deficit	(6,324)	(51,164)
Accumulated other comprehensive loss	(2,431)	(330)

Total stockholder’s equity	305,142	192,769

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$669,140	$504,521

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL RIVER, INC.
Consolidated Statements of Operations for the Years Ended December 31

	2005	2004	2003

	(In thousands, except per share data)
Revenue	$220,408	$154,130	$101,201
Costs and expenses
Direct cost of services	5,013	5,013	3,585
Network and infrastructure	19,814	15,143	12,253
Sales and marketing	69,256	51,749	37,220
Product research and development	20,575	14,097	9,962
General and administrative	21,474	16,894	9,228
Depreciation and amortization	8,833	8,203	7,275
Amortization of acquisition-related intangibles	8,730	8,269	5,380

Total costs and expenses	153,695	119,368	84,903

Income from operations	66,713	34,762	16,298
Other income, net	4,967	1,641	838

Income before income tax expense	71,680	36,403	17,136
Income tax expense	17,337	1,079	—

Net income	$54,343	$35,324	$17,136

Net income per share — basic	$1.57	$1.09	$0.58

Net income per share — diluted	$1.36	$0.96	$0.52

Shares used in per-share calculation — basic	34,536	32,328	29,398

Shares used in per-share calculation — diluted	41,448	38,532	33,051

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL RIVER, INC.
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional		Accumulated		Total
			Paid-In	Deferred	Comprehensive	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Equity	Income (Loss)

BALANCE, December 31, 2002	27,537	$275	$160,535	$—	$—	$(103,624)	$57,186	$(510)

Net income	—	—	—	—	—	17,136	17,136	17,136
Unrealized gain on investments	—	—	—	—	44	—	44	44
Sales of common stock	2,100	21	43,385	—	—	—	43,406
Common stock issued for acquisitions and earn-out arrangements	88	1	1,024	—	—	—	1,025
Exercise of stock options	1,680	17	12,238	—	—	—	12,255
Common stock issued under the Employee Stock Purchase Plan	93	1	799	—	—	—	800

BALANCE, December 31, 2003	31,498	315	217,981	—	44	(86,488)	131,852	17,180

Net income	—	—	—	—	—	35,324	35,324	35,324
Unrealized (loss) on investments	—	—	—	—	(275)	—	(275)	(275)
Foreign currency translation (loss)	—	—	—	—	(99)	—	(99)	(99)
Common stock issued for acquisitions	160	2	5,342	—	—	—	5,344
Exercise of stock options	1,943	19	19,700	—	—	—	19,719
Common stock issued under the Employee Stock Purchase Plan	51	1	903	—	—	—	904

BALANCE, December 31, 2004	33,652	337	243,926	—	(330)	(51,164)	192,769	34,950

Net income	—	—	—	—	—	54,343	54,343	54,343
Unrealized (loss) on investments	—	—	—	—	(776)	—	(776)	(776)
Foreign currency translation (loss)	—	—	—	—	(1,325)	—	(1,325)	(1,325)
Repurchase of common stock	(483)	(5)	(3,637)	—	—	(9,503)	(13,145)
Exercise of stock options	1,718	17	23,182	—	—	—	23,199
Inducement Equity Incentive Plan	64	1	1,971	(1,942)	—	—	30
Tax benefit of stock-based compensation	—	—	47,848	—	—	—	47,848
Common stock issued under the Employee Stock Purchase Plan	83	—	2,199	—	—	—	2,199

BALANCE, December 31, 2005	35,034	$350	$315,489	$(1,942)	$(2,431)	$(6,324)	$305,142	$52,242

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL RIVER, INC.
Consolidated Statements of Cash Flows For the Years Ended December 31,

	2005	2004	2003

	(In thousands)
OPERATING ACTIVITIES:
Net income	$54,343	$35,324	$17,136
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of acquisition-related intangibles	8,730	8,269	5,380
Change in accounts receivable allowance, net of acquisitions	(598)	709	(1,247)
Depreciation and amortization	8,833	8,203	7,275
Tax benefit of stock-based compensation	47,879	—	—
Deferred income taxes and other	(34,789)	—	—
Litigation and other charges	(739)	1,090	—
Change in operating assets and liabilities (net of acquisitions):
Accounts receivable	(10,304)	(8,223)	3,558
Prepaid and other assets	(2,417)	1,037	132
Accounts payable	34,822	34,433	9,210
Deferred revenue	1,395	(230)	1,671
Income tax payable	2,740	143	—
Accrued payroll and other accrued liabilities	9,859	4,380	4,716

Net cash provided by operating activities	119,754	85,135	47,831

INVESTING ACTIVITIES:
Purchases of investments	(190,713)	(199,699)	(58,993)
Sales of investments	127,771	94,059	—
Cash paid for acquisitions, net of cash received	(54,177)	(126,457)	(6,944)
Purchases of equipment and capitalized software	(8,328)	(9,255)	(6,271)

Net cash used in investing activities	(125,447)	(241,352)	(72,208)

FINANCING ACTIVITIES:
Principal amount on line of credit	—	45,000	—
Repayment of principal on line of credit	—	(45,000)	—
Proceeds from convertible senior notes	—	188,371	—
Proceeds from sales of common stock	—	—	43,406
Exercise of stock options and warrants	23,199	19,719	12,255
Sales of common stock under employee stock purchase plan	2,199	904	800
Repurchase of common stock	(13,145)	—	—

Net cash provided by financing activities	12,253	208,994	56,461

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,524)	2,072	—

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,036	54,849	32,084
CASH AND CASH EQUIVALENTS, beginning of period	127,734	72,885	40,801
CASH AND CASH EQUIVALENTS, end of period	$131,770	$127,734	$72,885

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest on Convertible Senior Notes	$2,641	$—	$—

Cash paid for income taxes	$193	$—	$—

Noncash investing and financing activities:
Common stock issued in acquisitions and earn-outs	$—	$5,344	$1,025

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL RIVER, INC.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

1.	Nature of Operations and Summary of Significant Accounting Policies:
      We provide outsourced e-commerce solutions globally to a wide variety of companies primarily in the software and high-tech products markets. We were incorporated in 1994 and began building and operating online stores for our clients in 1996. We generate revenue primarily based on the sales of products made in those stores, and in addition, offer services designed to increase traffic to our clients’ online stores and to improve the sales effectiveness of those stores.

Principles of Consolidation and Classification
      The consolidated financial statements include the accounts of Digital River, Inc. and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year balances in order to conform to the current year’s presentation.

Foreign Currency Translation
      Substantially all of our foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities are translated at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated into U.S. dollars at average exchange rates for the period. Gains and losses resulting from translation are recorded as a component of equity. Gains and losses resulting from foreign currency transactions are recognized as “other income, net.”

Cash and Cash Equivalents
      We consider all short-term, highly liquid investments, primarily high grade commercial paper and money market accounts, that are readily convertible into known amounts of cash and that have original or remaining maturities of three months or less at the date of purchase to be cash equivalents. As of December 31, 2005 and 2004, cash balances of $12.9 million and $2.8 million, respectively, were held by a credit card processor to secure potential future credit card fees, fines and chargebacks. In addition, at December 31, 2005 and 2004, $0.4 million and $0.3 million was restricted by letter of credit and agreements required by international tax jurisdictions as security for potential tax liabilities.

Short-Term Investments
      Our short-term investments consist of debt securities that are classified as available-for-sale and are carried on our balance sheet at their market value with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive income within stockholders’ equity. As of December 31, 2005 and 2004, all securities had dates to maturity or reset dates of less than three years. We classify all of our available-for-sale securities as current assets, as these securities represent investments available for current corporate purposes.

DIGITAL RIVER, INC.
Notes to Consolidated Financial Statements — (Continued)

Property and Equipment
      Property and equipment is stated at historical cost. Computer equipment, software and furniture are depreciated under the straight-line method using estimated useful lives of three to seven years and leasehold improvements are amortized over the shorter of the asset life or remaining length of the lease. Property and equipment at December 31 consisted of the following (in thousands):

	2005	2004

Computer hardware and software	$44,849	$35,292
Furniture, fixtures and leasehold improvements	7,151	5,847

Total property and equipment	$52,000	$41,139
Accumulated depreciation	(34,045)	(23,772)

Net property and equipment	$17,955	$17,367

Purchased Intangible Assets
      Through both domestic and international acquisitions, we have continued to expand our global online businesses. Tangible net assets for our acquisitions were valued at their respective carrying amounts as we believe that these amounts approximated their current fair values at the respective acquisition dates. The valuation of identifiable intangible assets acquired reflects management’s estimates based on, among other factors, use of established valuation methods. Such assets consist of customer lists and user base, trademarks and trade names, developed technologies and other acquired intangible assets, including contractual agreements. Identifiable intangible assets are amortized using the straight-line method over the estimated useful lives, generally three to five years. We believe the straight-line method of amortization best represents the distribution of the economic value of the identifiable intangible assets acquired to date. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. The purchase prices of the acquisitions described in Note 4 below exceeded the estimated fair value of the respective related identifiable intangible and tangible assets because we believe these acquisitions will assist with our strategy of establishing and expanding our global online marketplace.

Long-Lived Assets
      We review all long-lived assets, including intangible assets with definite lives, for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Under SFAS 144, impairment losses are recorded whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. For long-lived assets used in operations, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted cash flows. We measure the impairment loss based on the difference between the carrying amount and estimated fair value. An impairment loss is recognized when estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. As part of our evaluation, we consider certain non-financial data as indicators of impairment such as changes in the operating environment and business strategy, competitive information, market trends and operating performance. When an impairment loss is identified, the carrying amount of the asset is reduced to its estimated fair value. There were no significant impairments of long-lived assets, including definite-lived intangible assets, recorded in 2005, 2004 or 2003.

DIGITAL RIVER, INC.
Notes to Consolidated Financial Statements — (Continued)

Fair Value of Financial Instruments
      The carrying amount of cash and cash equivalents, accounts receivable, notes payable and accounts payable approximates fair value because of the short maturity of these instruments. As of December 31, 2005 and 2004, the fair value of our $195 million 1.25% fixed rate convertible senior notes was valued at $189 million and $230 million, respectively.

Other Assets
      The following table summarizes our other assets as of December 31, 2005 and 2004 (in thousands):

	2005	2004

Unamortized debt financing costs	$5,960	$6,258
Cost of investment	6,000	—
Other	214	14

Total other assets	$12,174	$6,272

      During 2005, we purchased $6 million of the Series B Convertible Preferred stock of Intraware, Inc., a provider of enterprise digital license management and other services. We account for this investment using the cost method. Through this investment, we intend to establish a strategic partnership with Intraware that will enhance our access to the enterprise segment of the software and digital products market.

Other Accrued Liabilities
      The following table summarizes our other accrued liabilities as of December 31, 2005 and 2004 (in thousands):

	2005	2004

Accrued expenses	$12,451	$9,444
Sales, value-added and transaction taxes	5,479	3,160
Current and deferred income taxes	3,280	143

Total other accrued liabilities	$21,210	$12,747

Comprehensive Income
      Comprehensive income includes revenues, expenses, gains and losses that are excluded from net earnings under GAAP. Items of our comprehensive income are unrealized gains and losses on short term investments and foreign currency translation adjustments which are added to net income to compute comprehensive income. Comprehensive income is net of income tax benefits or expense.
      As of December 31, 2005, comprehensive income is net of the tax benefit of $0.8 million recorded for unrealized foreign exchange losses on the revaluation of investments in foreign subsidiaries and $0.5 million benefit for unrealized investment losses. There was no tax benefit or expense for comprehensive income in 2004 and 2003 as we had no tax expense.

Revenue Recognition
      We recognize revenue from services rendered once all the following criteria for revenue recognition have been met: (1) pervasive evidence of an agreement exists; (2) the services have been rendered;

DIGITAL RIVER, INC.
Notes to Consolidated Financial Statements — (Continued)
(3) the fee is fixed and determinable and not subject to refund or adjustment; and (4) collection of the amounts due is reasonably assured.
      We evaluate the criteria outlined in Emerging Issues Task Force, (“EITF”) Issues No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as net revenue. We act as the merchant of record on most of the transactions processed and have contractual relationships with our clients, which obligate us to pay to the client a specified percentage of each sale. We derive our revenue primarily from transaction fees based on a percentage of the products sale price and fees from services rendered associated with the e-commerce and other services provided to our clients and end customers. Our revenue is recorded at net as generally our clients are subject to inventory risks and control customers’ product choices. Clients do not have the right to take possession of the software applications used in the delivery of services.
      We also provide customers with various proprietary software backup services. We recognize revenue for these back up services upon delivery or based upon historical usage within the contract period of the digital backup services when this information is available. Digital backup services are recognized straight-line over the life of the backup service when historical usage information is unavailable. Shipping revenues are recorded net of any associated costs.
      We also, to a lesser extent, provide fee-based client services, which include website design, custom development and integration, analytical marketing and email marketing services. If we receive payments for fee-based services in advance of delivery, these amounts are deferred and recognized over the service period.
      Provisions for doubtful accounts and transaction losses and authorized credits are made at the time of revenue recognition based upon our historical experience. The provision for doubtful accounts and transaction losses are recorded as charges to operating expense, while the provision for authorized credits is recognized as a reduction of net revenues.

Deferred Revenue
      Deferred revenue is recorded when service payment is received in advance of performing our service obligation. Revenue is recognized over either the estimated usage period when usage information is available, or ratably over the service period when usage information is not available.

Advertising Costs
      The costs of advertising are charged to sales and marketing expense as incurred. We incurred advertising expense of $0.1 million, $1.0 million and $0.6 million in 2005, 2004 and 2003, respectively.

Income Taxes
      We currently have significant U.S. tax loss carryforwards resulting from the tax deduction for exercise of stock options and acquired operating tax loss carryforwards. The benefit of the loss carryforwards from exercise of stock options was recognized as additional paid in capital when the deferred tax asset valuation allowance was reversed in the fourth quarter of 2005. The benefit of the acquired tax loss carryforwards has been reserved by a valuation allowance pursuant to United States generally accepted accounting principles. These valuation reserves of the deferred tax asset will be reversed if and when it is more likely than not that the deferred tax asset will be realized. We evaluate the need for a valuation allowance of the deferred tax asset on a quarterly basis. Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

DIGITAL RIVER, INC.
Notes to Consolidated Financial Statements — (Continued)

Other Income, Net
      Our other income, net line item is the total of interest income on our cash, cash equivalents, and short-term investments, interest expense on our debt and foreign currency transaction gains and losses. Interest income was $9.7 million, $3.2 million and $0.8 million in 2005, 2004 and 2003, respectively. Interest expense was $2.5 million in 2005 compared with $1.5 million in 2004 and no corresponding interest expense in 2003. Losses related to foreign currency transactions were $2.2 million in 2005, and gains or losses were immaterial in 2004 and 2003.

Use of Estimates
      The preparation of financial statements in accordance with the United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Research and Development and Software Development
      Research and development expenses consist primarily of development personnel and non-employee contractor costs related to the development of new products and services, enhancement of existing products and services, quality assurance, and testing. We follow AICPA Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” in accounting for internally developed software. During 2005 and 2004, we capitalized $0.4 million and $2.7 million, respectively, of software development costs. During 2003, capitalizable software development costs were immaterial.

Recent Accounting Pronouncements
      We will adopt SFAS 123(R) in the first quarter of fiscal 2006 using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of our common stock, and the fair value of stock options will be determined using the Black-Scholes valuation model. We will continue to evaluate the impact of SFAS 123(R) on our operating results and financial condition. Our assessment of the estimated compensation charges will be affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors.
      In November 2005, the FASB issued Staff Position No. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“FSP 115-1”). FSP 115-1 provides accounting guidance for determining and measuring other-than-temporary impairments of debt and equity securities, and confirms the disclosure requirements for investments in unrealized loss positions as outlined in EITF issue 03-01, “The Meaning of Other-Than-Temporary Impairments and its Application to Certain Investments.” The accounting requirements of FSP 115-1 are effective for us on January 1, 2006, and are not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

DIGITAL RIVER, INC.
Notes to Consolidated Financial Statements — (Continued)

2.	Net Income per Share:
      Basic income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is calculated by dividing net income, adjusted to exclude interest expense and financing cost amortization related to potentially dilutive securities, by the weighted average number of common shares related to potentially dilutive securities outstanding during the period, plus any additional common shares that would have been outstanding if potentially dilutive common shares had been issued during the period.
      The following table summarizes the computation of basic and diluted earnings per share (in thousands, except per share data):

	For the Years Ended December 31,

	2005	2004	2003

Earnings per share — basic
Net income — basic	$54,343	$35,324	$17,136
Weighted average shares outstanding — basic	34,536	32,328	29,398

Earnings per share — basic	$1.57	$1.09	$0.58

Earnings per share — diluted
Net income — basic	$54,343	$35,324	$17,136
Exclude: Interest expense and amortized financing cost of convertible senior notes, net of tax benefit	2,099	1,772	—

Net income — diluted	$56,442	$37,096	$17,136

Weighted average shares outstanding — basic	34,536	32,328	29,398
Dilutive impact of non-vested stock and options outstanding	2,487	3,626	3,653
Dilutive impact of convertible senior notes	4,425	2,578	—

Weighted average shares outstanding — diluted	41,448	38,532	33,051

Earnings per share — diluted	$1.36	$0.96	$0.52

      In accordance with the Emerging Issues Task Force (EITF), Issue No. 04-8, the unissued shares underlying contingent convertible notes are treated as if such shares were issued and outstanding for the purposes of calculating GAAP diluted earnings per share beginning with the issuance of our 1.25% convertible senior notes on June 1, 2004.

DIGITAL RIVER, INC.
Notes to Consolidated Financial Statements — (Continued)

3.	Short-Term Investments:
      As of December 31, 2005 and 2004, our available-for-sale securities consisted of the following (in thousands):

	Unrealized Gain/(Loss)			Maturities/Reset Dates

		Less Than	Greater Than	Fair	Less Than	1 to 3
	Cost	12 Months	12 Months	Value	12 Months	Years

2005
U.S. government agencies	147,982	(1,277)	(189)	146,516	64,003	82,513
Student loan bonds	60,000	—	—	60,000	60,000	—
Other	14,053	—	—	14,053	14,053	—

Total available-for-sale securities	$222,035	$(1,277)	$(189)	$220,569	$138,056	$82,513

2004
U.S. government agencies	79,133	(234)	—	78,899	4,660	74,239
Student loan bonds	85,500	3	—	85,503	85,503	—

Total available-for-sale securities	$164,633	$(231)	$—	$164,402	$90,163	$74,239

      Realized gains or losses on investments are recorded on our statement of operations within other income, net. Realized losses on sales of investments were immaterial in 2005, 2004 and 2003. Interest income of $9.7 million, $3.2 million and $0.8 million was recorded in 2005, 2004 and 2003, respectively.

DIGITAL RIVER, INC.
Notes to Consolidated Financial Statements — (Continued)

4.	Business Combinations, Goodwill and Intangible Assets:
      The following table summarizes the purchase acquisitions completed during the three years in the period ended December 31, 2005 (in thousands):

						Other Intangible Assets

	Initial	Initial						Non-
	Shares	Purchase	Acquired	Assumed		Technology/	Customer	Compete
Acquisition	Issued	Consideration	Assets	Liabilities	Goodwill	Tradenames	Relationships	Agreements

2005
Commerce5, Inc.(1)	—	$45,000	$3,321	$(5,501)	$38,737	$1,607	$7,639	$—
SWReg	—	8,800	5,373	(6,464)	9,090	589	1,747	—

Total	—	$53,800	$8,694	$(11,965)	$47,827	$2,196	$9,386	$—

2004
element 5, AG	—	$120,000	$14,662	$(16,673)	$110,775	$5,654	$7,814	$784
Fireclick, Inc.	—	7,500	451	(111)	7,512	701	—	250
BlueHornet Networks, Inc.	160	1,176	756	(280)	4,280	836	1,104	250

Total	160	$128,676	$15,869	$(17,064)	$122,567	$7,191	$8,918	$1,284

2003
Metatec International	—	$1,300	$121	—	$789	$300	$—	$75
Infocon America Corporation	—	1,100	78	(232)	953	207	—	75
The Registration Network	—	2,500	71	(1,320)	934	600	1,011	150
Emetrix, Inc.	—	2,600	132	(1,107)	601	600	1,360	150
GameZone, Inc.	—	1,100	—	(194)	821	208	—	100
Other	—	416	—	(9)	100	220	—	150

Total	—	$9,016	$402	$(2,862)	$4,198	$2,135	$2,371	$700

(1)	The Commerce5, Inc. purchase price allocation is preliminary and subject to adjustment.

Acquisitions completed in 2005
      In March 2005, we acquired certain assets and assumed certain liabilities, vendor contracts and intellectual property of SWReg, an operating business of Atlantic Coast plc, a private limited UK company, for $8.8 million in cash. SWReg is a provider of e-commerce services for software authors. We also may make additional earn-out payments in cash based on achieving specific revenue and development goals over the first 12 months following the closing of the acquisition. Earn-outs totaling $0.3 million were recorded as goodwill in 2005 as they were considered incremental to the purchase price.
      In December 2005, we acquired all of the capital stock of Commerce5, Inc., an outsourced e-commerce provider to high-tech and consumer electronics manufacturers. The allocation of the purchase price of Commerce5 will be finalized upon completion of the analysis of the fair value of Commerce5’s assets. The result of the allocation of the purchase price between amortizable costs and goodwill could have an impact on our future operating results.

Acquisitions completed in 2004
      In April 2004, we acquired element 5 AG, a privately held company based in Germany and a leading European e-commerce solution provider for software publishers. Under the terms of the acquisition, we paid $120 million in cash to acquire all of the outstanding shares of capital stock of element 5. We also

DIGITAL RIVER, INC.
Notes to Consolidated Financial Statements — (Continued)
agreed to pay up to an additional $2.5 million in cash based on element 5’s operating performance over the first 24 months following the closing of the acquisition.
      On January 18, 2005, we entered into an agreement with senior employees of element 5 AG, pursuant to which these employees agreed to cease providing services to element 5 sixty days after the date of the agreement. Pursuant to the agreement, we also agreed to resolve a $12 million escrow associated with our acquisition of element 5 by distributing $10 million to the former element 5 shareholders, and $2 million to us. Certain adjustments also were made to our earn-out obligations under the April 2004 acquisition agreement. Under the restructured earn-out, $1.25 million in cash was paid to the former element 5 shareholders on March 1, 2005 and an additional $1.25 million was due on March 1, 2006 and is expected to be paid upon receipt of certain contractual documentation. These earn-out amounts have been recorded as additional goodwill as they were incremental to the purchase price. We have recorded a net of $5.4 million as part of the acquisition cost of element 5 related to these acquisition restructuring plans of which $2.2 million remained as of December 31, 2005. The following table provides detail on the activity and our remaining accrual balance by category as of December 31, 2005 (in thousands):

	Accrual			Accrual			Accrual
	April 16,	Net		December 31,			December 31,
	2004	Additions	Charges	2004	Adjustments	Charges	2005

Shareholder escrow	$—	$2,500	$—	$2,500	$—	$(1,250)	$1,250
Employee severance costs	700	2,100	(400)	2,400	(200)	(1,250)	950
Facilities consolidation	200	100	(300)	—	—	—	—

Total	$900	$4,700	$(700)	$4,900	$(200)	$(2,500)	$2,200

      In June 2004, we acquired substantially all of the assets and assumed certain liabilities of Fireclick, Inc., a leading provider of web-analysis solutions for online retailers, providing website site owners with the tools necessary to measure campaign return-on-investment, track user path analysis and enhance website site user experience. Under the terms of the agreement, we paid $7.5 million in cash and an additional $0.3 million in cash upon the completion of certain integration milestones. The agreement also provides Fireclick the opportunity for an earn-out based on our achieving certain revenue and profitability targets attributable to Fireclick over the course of the 36 months following the closing of the acquisition. Earn-outs totaling $0.5 million were recorded as goodwill in 2005 as they were considered part of the purchase price.
      In November 2004, we acquired all of the outstanding capital stock of BlueHornet Networks, Inc. BlueHornet is a leading provider of e-mail marketing campaign management services and related customer relationship management (CRM) tools. As consideration for the acquisition, we issued a total of 160,185 shares of our common stock to the BlueHornet stockholders, valued at approximately $5.3 million, paid off $0.7 million of BlueHornet debt obligations at closing and agreed to pay an additional $0.5 million in cash to the former BlueHornet stockholders following the transition of certain BlueHornet assets to our facilities in Eden Prairie, Minnesota. In addition, the former BlueHornet stockholders may receive additional earn-out payments of cash or our common stock, at our discretion, based on BlueHornet’s operating performance over the first 36 months following the closing of the acquisition. Earn-outs totaling $0.5 million, tax adjustments totaling $0.5 million and acquisition costs totaling $0.1 million were recorded as goodwill in 2005 as they were considered part of the purchase price.
      As of December 31, 2005, there was an estimated maximum potential for future earn-outs of approximately $2.4 million in excess of the $3.3 million in earn-outs included in accrued acquisition costs. Any of the estimated maximum potential future earn-out beyond the $3.3 million accrued will result in additional goodwill.

DIGITAL RIVER, INC.
Notes to Consolidated Financial Statements — (Continued)

Pro Forma Operating Results (Unaudited)
      The consolidated financial statements include the operating results of each business acquired from the date of acquisition. The following unaudited pro forma condensed results of operations for 2005, 2004 and 2003 have been prepared as if each of the acquisitions in 2005 had occurred on January 1, 2004, and as if each of the 2004 acquisitions had occurred on January 1, 2003 (in thousands except per share data):

	2005	2004	2003

Revenue	$230,975	$178,814	$121,025
Income from operations	64,119	25,649	6,488
Net income	51,771	26,411	6,786
Diluted income per share	$1.30	$0.71	$0.21
      This pro forma financial information does not purport to represent results that would actually have been obtained if the transactions had been in effect on January 1, 2004 or 2003, as applicable, or any future results that may be realized.

Goodwill
      We account for our goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 precludes the amortization of goodwill and intangible assets with indefinite lives, but these assets are reviewed annually (or more frequently if impairment indicators arise) for impairment.
      We complete our annual impairment test using a two-step approach based in the fourth quarter of each fiscal year and reassess any intangible assets, including goodwill, recorded in connection with earlier acquisitions. Our assessment has indicated that there is no impairment of goodwill for the years ended December 31, 2005, 2004 and 2003.
      The changes in the net carrying amount of goodwill for the years ended December 31, 2005 and 2004, are as follows (in thousands):

Total

Balance as of December 31, 2003	$23,921
Goodwill from acquisitions and earn-outs	124,165

Balance as of December 31, 2004	$148,086
Goodwill from acquisitions and earn-outs	49,096
Adjustments(1)	(1,883)

Balance as of December 31, 2005	$195,299

(1)	Adjustments to goodwill during the year ended December 31, 2005, resulted primarily from foreign currency translation adjustments relating to goodwill associated with our current and prior period acquisitions.

DIGITAL RIVER, INC.
Notes to Consolidated Financial Statements — (Continued)

Intangible Assets
      Information regarding our other intangible assets is as follows (in thousands):

	December 31, 2005

	Carrying		Carrying
	Amount	Accumulated	Amount
	Gross	Amortization	Net

Customer relationships	$34,666	$21,103	$13,563
Non-compete agreements	5,121	4,300	821
Technology/tradename	17,065	11,395	5,670

Total	$56,852	$36,798	$20,054

	December 31, 2004

	Carrying		Carrying
	Amount	Accumulated	Amount
	Gross	Amortization	Net

Customer relationships	$25,406	$14,784	$10,622
Non-compete agreements	5,134	3,549	1,585
Technology/tradename	15,002	9,912	5,090

Total	$45,542	$28,245	$17,297

      The components of intangible assets acquired during the years ended December 31, 2005, 2004 and 2003, are as follows (in thousands). No significant residual value is estimated for these assets.

	2005(1)		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Life	Amount	Life	Amount	Life

Customer Relationships	$9,386	4 years	$8,918	3 years	$2,371	3 years
Non-compete agreements	—	—	1,284	3 years	700	3 years
Technology/tradename	2,196	4 years	7,191	3 years	2,135	3 years

Total	$11,582	4 years	$17,393	3 years	$5,206	3 years

(1)	The Commerce5, Inc. purchase price allocation is preliminary and subject to adjustment.
      Estimated amortization expense for the remaining life of the intangible assets, based on intangible assets as of December 31, 2005, is as follows (in thousands):

Year	Amount

2006	$10,226
2007	5,377
2008	3,133
2009	1,313
2010	5

Total	$20,054

DIGITAL RIVER, INC.
Notes to Consolidated Financial Statements — (Continued)
      Following is an allocation of the net assets acquired from the acquisitions consummated and amounts paid under earn-out arrangements in 2005 and 2004 (in thousands) which includes subsequent year activity for 2004 acquisitions:

	2005	2004

Tangible assets	$8,694	$15,869
Liabilities assumed	(11,965)	(17,064)
Customer relationships	9,386	8,918
Non-compete agreements	—	1,284
Technology/tradename	2,196	7,191
Goodwill	47,827	123,481

Net assets acquired	$56,138	$139,679

5.	Stock-Based Compensation:
      Prior to the annual stockholders’ meeting held in May 2005, we had two stock-based employee compensation plans. At the annual stockholders’ meeting held in May 2005, our stockholders approved an amendment and restatement of our 1998 Stock Option Plan that combined the 1998 plan with our 1999 Stock Option Plan and gave us the flexibility to grant restricted stock awards, restricted stock unit awards and performance shares, in addition to incentive and nonstatutory stock options, to our directors, employees, and consultants under the combined plan. We account for these plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Our current plan is described more fully in Note 10.
      The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provision of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts):

	For the Years Ended December 31,

	2005	2004	2003

Net income, as reported	$54,343	$35,324	$17,136
Add: Stock-based compensation, as reported	—	—	—
Deduct: Total stock-based compensation determined under fair value based method for all awards:
Compensation expense	(13,018)	(26,426)	(14,540)
Tax benefit	4,531	—	—

Adjusted net income, fair value method for all stock-based awards	$45,856	$8,898	$2,596

Basic income per share — as reported	$1.57	$1.09	$0.58
Diluted income per share — as reported	$1.36	$0.96	$0.52
Basic income per share — SFAS No. 123 adjusted	$1.33	$0.28	$0.09
Diluted income per share — SFAS No. 123 adjusted	$1.19	$0.29	$0.08

DIGITAL RIVER, INC.
Notes to Consolidated Financial Statements — (Continued)
      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2004	2003

Risk-free interest rate	4%	4%	4%
Expected life (years)	3.14	1-4	4
Volatility factor	0.68	1.3	1.3
Expected dividends	—	—	—
Weighted average fair value of options granted	13.75	13.14	13.46

6.	Income Taxes:
      The components of pretax income are as follows (in thousands):

	Year Ended December 31,

	2005	2004	2003

United States	$65,347	$33,778	$17,136
International	6,333	2,625	—

Total	$71,680	$36,403	$17,136

      The provision (benefit) for income taxes is composed of the following (in thousands):

	Year Ended December 31,

	2005	2004	2003

Current tax expense (benefit):
United States federal	$23,161	$—	$—
State and local	1,610	—	—
International	3,825	1,079	—

Total current provision for income taxes	28,596	1,079	—
Deferred tax expense (benefit):
United States federal	(10,288)	—	—
State and local	(647)	—	—
International	(324)	—	—

Total deferred provision (benefit) for income taxes	(11,259)	—	—

Provision for income taxes	$17,337	$1,079	$—

DIGITAL RIVER, INC.
Notes to Consolidated Financial Statements — (Continued)
      The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate of 35% to income before income taxes (in thousands):

	Year Ended December 31,

	2005	2004	2003

Tax expense at statutory rate	$25,102	$12,740	$5,998
State taxes, net of federal benefit	1,359	1,484	725
International rate differential	(1,561)	128	—
Non-deductible goodwill	—	183	314
Other	1,801	1,012	35
Change in valuation allowance	(9,364)	(14,468)	(7,072)

Total	$17,337	$1,079	$—

      Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred income taxes are as follows (in thousands):

	2005	2004

Deferred tax assets:
Net operating loss and credit carryforwards	$47,944	$40,809
Nondeductible reserves and accruals	2,854	1,761
Depreciation and amortization	5,475	5,718
Valuation allowance	(17,504)	(42,973)

Total	38,769	5,315

Deferred tax liabilities:
Depreciation	(788)	—
Other intangibles	(5,706)	(5,315)

Total deferred tax liabilities	(6,494)	(5,315)

Net deferred tax assets	$32,275	$—

      As of December 31, 2005, we had net U.S. tax loss carryforwards of approximately $117.2 million, and foreign tax loss carryforwards of $8.0 million. The U.S. amount consists of $75.2 million of deductions resulting from exercise of stock options and $42.0 million of acquired net operating losses. As of December 31, 2004, we had net U.S. operating loss carryforwards of approximately $96.7 million, and foreign tax loss carryforwards of $7.8 million. Included in the U.S. amount were approximately $88.3 million of deductions resulting from exercise of stock options. When the deductions from stock option exercises are realized for financial statement purposes they will not result in a reduction in income tax expense, rather the benefit will be recorded as additional paid-in-capital. These tax loss carryforwards expire in the years 2020 through 2024. The acquired net operating losses expire in the years 2020 through 2025 and are subject to other deductibility restrictions discussed below.
      In prior years, there was uncertainty of future realization of the deferred tax assets resulting from temporary differences and from tax loss carryforwards from operations and stock option deductions, therefore a valuation allowance equal to the deferred tax assets was recorded. We have evaluated these deferred tax assets and have concluded that the valuation allowance should be removed. We have met the

DIGITAL RIVER, INC.
Notes to Consolidated Financial Statements — (Continued)
requirements under GAAP as we believe it is more likely than not that we will realize the benefit of these deferred tax assets. This is based primarily on our earnings history over the last three years as well as our expected future taxable income. The impact on U.S. taxable income of stock option deductions should not reduce taxable income to a level that would jeopardize this conclusion or unreasonably extend the period in which we may recognize the tax benefit associated with these deferred tax assets. In the fourth quarter of 2005, the valuation allowance related to deferred tax assets from tax loss carryforwards from stock options was removed, increasing additional paid-in-capital by approximately $28.0 million. Also during the fourth quarter of 2005, the valuation allowance related to deferred tax assets from temporary differences was removed, decreasing income tax expense by approximately $6.7 million.
      As of December 31, 2005, approximately $16.3 million of the deferred tax asset balance relates to net operating losses and credit carryforwards acquired in U.S. business combinations. Another $1.2 million of the deferred tax asset balance relates to acquired foreign net operating losses. As of December 31, 2004, we had a full valuation allowance and therefore no deferred tax asset for tax loss carryforwards. These deferred tax assets are subject to a full valuation allowance due to anticipated limitations, including limitations under Section 382 of the Internal Revenue Code. Should a valuation allowance no longer be required, the release of the valuation allowance will be reflected as a reduction to goodwill.
      No provision has been made for federal income taxes on approximately $9.0 million and $2.6 million of our foreign subsidiaries undistributed earnings as of December 31, 2005, and December 31, 2004, respectively, since we plan to indefinitely reinvest all such earnings. If these earnings were distributed to the U.S. in the form of dividends or otherwise, then we would be subject to U.S. income taxes on such earnings. The amount of U.S. income taxes would be subject to adjustment for foreign tax credits and for the impact of the step-up basis resulting from a Section 338 election made at the time of acquisition. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

7.	Commitments and Contingencies:

Leases
      We currently have twenty seven facility leases in addition to leasing certain computer equipment under non-cancelable operating leases. Total rent expense, including common area maintenance charges, recognized under all leases was $3.0 million, $2.4 million and $1.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. The minimum annual rents under long-term leases at December 31, 2005, were as follows (in thousands):

Year Ending December 31,	Lease Obligations

2006	$2,921
2007	$2,270
2008	$1,729
2009	$612
2010-2011	$229

Total future minimum obligations	$7,761

Litigation
      We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the final outcome of these matters is currently not determinable, we believe there is no litigation pending against us that is likely to have, individually or in the aggregate, a material adverse effect on our

DIGITAL RIVER, INC.
Notes to Consolidated Financial Statements — (Continued)
consolidated financial position, results of operation or cash flows. Because of the uncertainty inherent in litigation, it is possible that unfavorable resolutions of these lawsuits, proceedings and claims could exceed the amount we have currently reserved for these matters.
      Third parties have from time-to-time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We have been notified of several potential patent disputes, and expect that we will increasingly be subject to patent infringement claims as our services expand in scope and complexity. We have in the past been forced to litigate such claims. We may also become more vulnerable to third-party claims as laws, such as the Digital Millennium Copyright Act, the Lanham Act and the Communications Decency Act are interpreted by the courts and as we expand geographically into jurisdictions where the underlying laws with respect to the potential liability of online intermediaries like ourselves are either unclear or less favorable. These claims, whether meritorious or not, could be time consuming and costly to resolve, cause service upgrade delays, require expensive changes in our methods of doing business, or could require us to enter into costly royalty or licensing agreements.

Indemnification Provisions
      In the ordinary course of business we have included limited indemnification provisions in certain of our agreements with parties with whom we have commercial relations. Under these contracts, we generally indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with claims by any third party with respect to our domain names, trademarks, logos and other branding elements to the extent that such marks are applicable to our performance under the subject agreement. In a limited number of agreements, including agreements under which we have developed technology for certain commercial parties, we have provided an indemnity for other types of third-party claims. To date, no significant costs have been incurred, either individually or collectively, in connection with our indemnification provisions.
      In addition, we are required by our processors to comply with credit card association operating rules, and we have agreed to indemnify our processors for any fines they are assessed by credit card associations as a result of processing payments for us. The credit card associations and their member banks set and interpret the credit card rules. Visa, MasterCard, American Express, or Discover could adopt new operating rules or re-interpret existing rules that we or our processors might find difficult to follow. We have had payment processing agreements with certain of our payment processors terminated due to violations of their rules. We also could be subject to fines or increased fees from MasterCard and Visa.

8.	Long-Term Debt:
      On April 16, 2004, in connection with our acquisition of element 5, we established a $45 million secured revolving credit facility with Harris Trust and Savings Bank. This facility was repaid in full and terminated in connection with the sale and issuance of our 1.25% convertible senior notes on June 1, 2004.
      On June 1, 2004, we sold and issued $175 million in aggregate principal amount of 1.25% convertible senior notes due January 1, 2024, in a private, unregistered offering. The notes were subsequently registered for resale. The notes were sold at 100% of their principal amount. The initial purchasers exercised in full their option to purchase up to an additional $20 million in aggregate principal amount of the notes on June 30, 2004, which purchase transaction closed on July 6, 2004.
      We are required to pay interest on the notes on January 1 and July 1 of each year beginning January 1, 2005. The notes bear interest at a rate of 1.25% and, if specified conditions are met, are convertible into our common stock at a conversion price of $44.063 per share. The notes may be surrendered for conversion under certain circumstances, including the satisfaction of a market price condition, such that the price of our common stock reaches a specified threshold; the satisfaction of a

DIGITAL RIVER, INC.
Notes to Consolidated Financial Statements — (Continued)
trading price condition, such that the trading price of the notes falls below a specified level; the redemption of the notes by us, the occurrence of specified corporate transactions, as defined in the related indenture; and the occurrence of a fundamental change, as defined in the related indenture. The initial conversion price is equivalent to a conversion rate of approximately 22.6948 shares per $1,000 of principal amount of the notes. We will adjust the conversion price if certain events occur, as specified in the related indenture, such as the issuance of our common stock as a dividend or distribution or the occurrence of a stock subdivision or combination. If a fundamental change, such as a change in our control, as defined in the related indenture, occurs on or before January 1, 2009, we also may be required to purchase the notes for cash and pay an additional make-whole premium payable in our common stock, or in the same form of consideration into which all, or substantially all, of the shares of our common stock have been converted or exchanged in connection with the fundamental change, upon the repurchase or conversion of the notes in connection with the fundamental change. Holders of the notes have the right to require us to repurchase their notes prior to maturity on January 1, 2009, 2014 and 2019. We have the right to redeem the notes, under certain circumstances, on or after July 1, 2007, and prior to January 1, 2009, and we may redeem the notes at anytime on or after January 1, 2009.
      A portion of the net proceeds of the offering was used to repay our senior secured revolving credit facility with Harris Trust and Savings Bank. The balance is being used for general corporate purposes, including working capital, capital expenditures, potential future acquisitions, investments, and the potential repurchase of shares of our common stock.
      We incurred interest expense of $2.5 million in 2005 and made interest payments of $2.6 million. We incurred interest expense of $1.5 million in 2004 and made no interest payments. No interest expense was incurred in 2003.

9.	Stockholders’ Equity:

Share Repurchase Program
      In April 2005, our Board of Directors authorized a new share repurchase program of up to $50.0 million of our outstanding shares of common stock. This new program superseded and replaced the $5.0 million share repurchase program adopted in 2001. Under the new program, the shares may be repurchased in the open market or in privately negotiated transactions. Repurchases are at our discretion based on ongoing assessments of the capital needs of the business, the market price of our common stock and general market conditions. No time limit was set for the completion of the repurchase program. During 2005, we repurchased a total of 483,371 shares at a weighted average price per share of $27.20. No shares were repurchased during 2004 and 2003.

10.	Employee Benefit Plans:

Options
      Prior to the annual stockholders’ meeting held in May 2005, we had two stock-based employee compensation plans. At the annual stockholders’ meeting held in May 2005, our stockholders approved an amendment and restatement of our 1998 Stock Option Plan that combined the 1998 Plan with our 1999 Stock Option Plan and gave us the flexibility to grant restricted stock awards, restricted stock unit awards and performance shares, in addition to incentive and nonstatutory stock options, to our directors, employees, and consultants under the combined plan. We call our new amended and restated plan our 1998 Equity Incentive Plan (the “1998 Plan”).
      As of December 31, 2005, there were 1,928,584 shares available for future awards under our 1998 Plan. The number of shares available will be reduced by three shares for every two shares granted under the stock award plan that does not provide for full payment by the participant.

DIGITAL RIVER, INC.
Notes to Consolidated Financial Statements — (Continued)
      Options granted to employees typically expire no later than ten years after the date of grant. Incentive stock option grants must have an exercise price of at least 100% of the fair market value of a share of common stock on the grant date. Incentive stock options granted to employees who, immediately before such grant, owned stock directly or indirectly representing more than 10% of the voting power of our stock will have an exercise price of 110% of the fair market value of a share of common stock on the grant date and will expire no later than five years from the date of grant. The 1998 Plan also provides for other stock-based awards as may be established by the Board of Directors or the Compensation Committee.
      A Summary of the changes in outstanding options is as follows:

	Options	Options Price
	Outstanding	per Share

Balance, December 31, 2002	6,054,283	$ 1.69 - $31.13
Grants	2,858,651	8.98 - 27.40
Exercised	(1,678,761)	1.69 - 26.88
Cancelled	(568,027)	2.59 - 31.13

Balance, December 31, 2003	6,666,146	1.69 - 31.13
Grants	1,603,600	20.60 - 24.86
Exercised	(1,942,212)	2.59 - 31.13
Cancelled	(612,794)	2.59 - 31.13

Balance, December 31, 2004	5,714,740	1.69 - 31.13
Grants	846,678	23.90 - 30.69
Exercised	(1,719,114)	1.69 - 30.69
Cancelled	(318,919)	3.88 - 27.40

Balance, December 31, 2005	4,523,385	$ 1.69 - $31.13

      A summary of information about total stock options outstanding at December 31, 2005, is as follows:

	Options Outstanding			Options Exercisable

	Number	Weighted Average	Weighted	Number	Weighted
Exercise Price	Outstanding	Life Remaining	Average Price	Exercisable	Average Price

$ 1.69 - $ 3.88	141,004	3.1 years	$3.04	141,004	$3.04
4.56 - 7.55	1,062,616	5.4 years	5.41	947,685	5.35
9.13 - 13.92	967,156	6.8 years	11.42	538,100	11.92
16.72 - 22.98	1,036,174	7.7 years	22.00	634,531	22.34
23.01 - 31.13	1,316,435	8.8 years	26.94	219,141	25.73

$ 1.69 - $31.13	4,523,385	7.1 years	$16.69	2,480,461	$12.79

Employee Stock Purchase Plan
      We also sponsor an employee stock purchase plan under which 1,200,000 shares have been reserved for purchase by employees. The purchase price of the shares under the plan is the lesser of 85% of the fair market value on the first or last day of the offering period. Offering periods are currently every six months ending on June 30 and December 31. Employees may designate up to ten percent of their compensation for the purchase of shares under the plan. Total shares purchased by employees under the plan were 83,000, 51,000 and 93,000 in the years ended December 31, 2005, 2004 and 2003, respectively. There are 628,036 shares still reserved under the plan as of December 31, 2005.

DIGITAL RIVER, INC.
Notes to Consolidated Financial Statements — (Continued)

Inducement Equity Incentive Plan
      Effective on December 14, 2005, in connection with our acquisition of Commerce5, Inc., we adopted an Inducement Equity Incentive Plan (the “Inducement Plan”) initially for Commerce5 executives who joined Digital River as a result of the acquisition, or other personnel who join us after the date of the Inducement Plan adoption. A total of 87,500 restricted shares of Digital River stock may be issued under the Inducement Plan, subject to vesting. In December 2005, we issued 63,750 shares under the plan. In January 2006, we issued the remaining 23,750 shares. In accordance with the NASDAQ rules, no stockholder approval was required for the Inducement Plan.

Employee Benefit Plan
      We have a defined contribution 401(k) retirement plan for eligible employees. Employees may contribute up to 15% of their pretax compensation to the plan, with us providing a discretionary match of up to 50% of the total employee contribution. Amounts charged to expense related to our matching contributions were $1.1 million in 2005, and $0.7 million in both 2004 and 2003.

11.	Segment Information:
      We view our operations and manage our business as one reportable segment, providing outsourced e-commerce solutions globally to a variety of companies, primarily in the software and high-tech products markets. Factors used to identify our single operating segment include the financial information available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance. We market our products and services through our offices in the United States and our wholly-owned branches and subsidiaries operating in the United Kingdom, Germany, Japan and Taiwan.
      Prior to January 1, 2004, we managed our physical goods clients through a division (formerly our E-Business Services Division) that was separate from our Software and Digital Commerce Services Division. Beginning in January 2004, this divisional structure was consolidated, and we announced that we would no longer report our activities as separate business segments.
      Sales to international customers accounted for 39%, 31% and 24% of revenue for 2005, 2004 and 2003, respectively. Sales are attributed to a geographic region based on the ordering location of the customer. Summarized revenue information by region for fiscal 2005, 2004 and 2003 is as follows (dollars in thousands):

	2005	2004	2003

United States	$135,110	$106,350	$76,913
Europe	59,951	35,450	16,192
Other	25,347	12,330	8,096

Total	$220,408	$154,130	$101,201

      Revenue derived from sales of product from one software publisher, Symantec Corporation, accounted for approximately 29.7%, 27.2% and 27.4% of our total revenue in 2005, 2004 and 2003, respectively. In addition, revenues derived from proprietary Digital River services sold to Symantec end-users and dealer network sales of Symantec products amounted to approximately 14.4% of total Digital River revenue in 2005, 10.8% in 2004 and 9.9% in 2003.

DIGITAL RIVER, INC.
Notes to Consolidated Financial Statements — (Continued)
      The following table presents selected asset information by geographic area based on the physical location of the assets (in thousands):

	2005		2004

	United States	Europe	United States	Europe

Total property and equipment	$46,694	$5,306	$37,588	$3,551
Accumulated depreciation	(30,691)	(3,354)	(21,406)	(2,366)

Net property and equipment	$16,003	$1,952	$16,182	$1,185

Total intangible assets	$42,871	$13,981	$31,290	$14,252
Accumulated amortization	(28,995)	(7,803)	(25,192)	(3,053)

Net intangible assets	$13,876	$6,178	$6,098	$11,199

Total goodwill	$109,374	$108,380	$59,766	$110,775
Accumulated amortization	(22,455)	—	(22,455)	—

Net goodwill	$86,919	$108,380	$37,311	$110,775

12.	Subsequent Events:
      In January 2006, we acquired the stock of Direct Response Technologies, Inc. for approximately $15 million in cash. Direct Response, a provider of tools for managing affiliate networks, is a privately held company based in Pittsburgh, PA. The agreement also provides Direct Response shareholders with an earn-out opportunity based on Digital River and Direct Response achieving certain revenue and earnings targets during the first three years subsequent to the acquisition.

DIGITAL RIVER, INC.
Notes to Consolidated Financial Statements — (Continued)
Digital River, Inc.
Schedule II
For Years Ended December 31, 2005, 2004 and 2003
(In thousands)

		Charges to
	Balance at	Costs and		Balance at
2005	Beginning of Year	Expenses	Deductions	End of Year

Allowance for doubtful accounts	$1,146	$468	$(591)	$1,023
Accrued chargeback reserve	2,246	3,031	(3,832)	1,445

		Charges to
	Balance at	Costs and		Balance at
2004	Beginning of Year	Expenses	Deductions	End of Year

Allowance for doubtful accounts	$319	$1,061	$(234)	$1,146
Accrued chargeback reserve	1,774	3,008	(2,536)	2,246

		Charges to
	Balance at	Costs and		Balance at
2003	Beginning of Year	Expenses	Deductions	End of Year

Allowance for doubtful accounts	$905	$820	$(1,406)	$319
Accrued chargeback reserve	841	3,005	(2,072)	1,774

			Charged/
		Charged/	(Credited) to
Deferred Income Tax Asset	Balance at	(Credited) to	Other	Balance at
Valuation Allowance	Beginning of Year	Expenses	Accounts (1)	End of Year

2005	$42,973	$(9,364)	(16,105)	$17,504
2004	42,944	(14,468)	14,497	42,973
2003	38,965	(7,072)	11,051	42,944

(1)	Amounts not charged (credited) to expenses were charged (credited) to equity or goodwill

INDEX TO EXHIBITS

Exhibit
Number		Description of Document

2	.1(1)	Stock Purchase Agreement, dated as of April 17, 2004, by and among Digital River, Inc., Blitz F03-1424 GmbH, a company organized under the laws of Germany and a wholly owned subsidiary of Digital River, and the selling shareholders of element 5 Informationstechnologien und — dienstleistungen Aktiengesellschaft, a company organized under the laws of Germany.

2	.2(2)	Amended and Restated Asset Purchase Agreement dated February 9, 2002, by and between the Registrant and Beyond.com.

2	.3(3)	First Amendment to the Amended and Restated Asset Purchase Agreement dated as of March 15, 2002, by and between the Registrant and Beyond.com.

2	.4(3)	Post-Closing Amendment to the Amended and Restated Asset Purchase Agreement dated as of March 31, 2002, by and between the Registrant and Beyond.com.

3	.1(4)	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.

3	.2(6)	Amended and Restated Bylaws of the Registrant, as currently in effect.

3	.3(4)	Certificate of Amendment of Amended and Restated Certificate of Incorporation (amending Exhibit 3.1).

4	.1(7)	Specimen Stock Certificate.

4	.2(4)	Form of Senior Debt Indenture.

4	.3(4)	Form of Subordinated Debt Indenture.

4.4		References are hereby made to Exhibits 3.1, 3.2 and 3.3.

4	.5(13)	Indenture dated as of June 1, 2004, between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the Note.

10	.1(7)	Form of Indemnity Agreement between Registrant and each of its directors and executive officers.

10	.3(7)	Consent to Assignment and Assumption of Lease dated April 22, 1998, by and between CSM Investors, Inc., IntraNet Integration Group, Inc. and Registrant.

10	.4(5)	Assignment of Lease dated April 21, 1998, by and between Intranet Integration Group, Inc. and Registrant.

10	.5(5)	Lease Agreement dated January 18, 2000, between Property Reserve, Inc. and Registrant.

10	.6(6)	First Amendment of Lease dated January 31, 2001, to that certain Lease dated April 24, 1996, between CSM Investors, Inc. and Registrant (as assignee of Intranet Integration Group, Inc.).

10	.7(8)	1998 Stock Option Plan, as amended and superseded by Exhibit 10.19.*

10	.8(9)	1999 Stock Option Plan, formerly known as the 1999 Non-Officer Stock Option Plan, as amended and superseded by Exhibit 10.19.*

10	.9(8)	2000 Employee Stock Purchase Plan, as amended and offering.*

10	.11(10)	Second Amendment of Lease dated April 22, 2002, to that certain Lease dated April 24, 1996, between CSM Investors, Inc. and Registrant (as assignee of Intranet Integration Group, Inc.) as amended.

10	.12(10)	Second Amendment of Lease dated April 28, 2003, to that certain Lease dated January 18, 2000, between Property Reserve Inc. and Registrant.

10	.13(11)	Employment Agreement with Jay Kerutis.*

10	.14(12)	Employment Agreement with Gary Howorka.*

10	.15(13)	Registration Rights Agreement dated as of June 1, 2004, between Digital River, Inc. and the initial purchasers of Senior Convertible Notes due January 1, 2024.

10	.16(14)	Supplemental Agreement and Settlement Agreement, by and among Digital River, Inc., Digital River GmBH, element 5 AG, Messrs. Clemens Roth, Christopher Reimold, Gerrit Schumann, Stephan Naujoks and various other former element 5 shareholders, dated as of January 18, 2005.

Exhibit
Number		Description of Document

10	.17(15)	Summary of Compensation Program for Non-Employee Directors.

10	.18(16)	Amended and Restated Authorized Symantec Electronic Reseller for Shop Symantec Agreement by and among Symantec Corporation, Symantec Limited and Digital River, Inc. dated as of July 1, 2003, including Amendments 2 through 10 thereto.†

10	.19(17)	1998 Equity Incentive Plan (formerly known as 1998 Stock Option Plan).*

10	.20(18)	Employment Agreement between Digital River, Inc. and Carter D. Hicks.*

10	.21(18)	Employment Offer Letter between Digital River, Inc. and Thomas M. Donnelly.*

10	.22(19)	Amendment number 11 to the Amended and Restated Authorized Symantec Electronic Reseller for Shop Symantec Agreement by and among Symantec Corporation, Symantec Limited and Digital River, Inc. dated as of June 15, 2005.†

10	.23(19)	Employment Agreement between Digital River, Inc. and Joel A. Ronning.*

10	.24(19)	Form of Amendment to Non-Qualified Stock Option Agreement.*

10	.25(20)	Inducement Equity Incentive Plan.*

12.1		Computation of Ratio of Earnings to Fixed Charges.

21.1		Subsidiaries of Digital River, Inc.

23.1		Consent of Independent Registered Public Accounting Firm, dated March 14, 2006.

24.1		Power of Attorney, pursuant to which amendments to this Annual Report on Form 10-K may be filed, is included on the signature pages of this Annual Report on Form 10-K.

31.1		Certification of Digital River, Inc.’s Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Digital River, Inc.’s Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32		Certification of Digital River, Inc.’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*		Management contract or compensatory plan.

†		Confidential treatment has been requested for portions of this agreement, which portions have been filed separately with the SEC.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K on filed May 4, 2004.

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K on filed February 11, 2002.

(3)	Incorporated by reference from the Company’s Current Report on Form 8-K on filed April 15, 2002.

(4)	Incorporated by reference from the Company’s Registration Statement on Form S-3 (File No. 333-81626), declared effective on February 12, 2002.

(5)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 30, 2000.

(6)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001.

(7)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 333-56787), declared effective on August 11, 1998.

(8)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (File No. 333-105864) filed on June 5, 2003.

(9)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003.

(10)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed on May 15, 2003.

(11)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 13, 2003.

(12)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004.

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 13, 2004.

(14)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 20, 2005.

(15)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 15, 2005.

(16)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 15, 2005.

(17)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 31, 2005.

(18)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 5, 2005.

(19)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on August 9, 2005.

(20)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 20, 2005.