Form 10-Q
period 2006-03-31
DIGITAL RIVER INC /DE
filed 2006-05-10
CIK 1062530

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM            TO
Commission file number 000-24643
DIGITAL RIVER, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	41-1901640 (I.R.S. Employer Identification Number)
9625 WEST 76TH STREET
EDEN PRAIRIE, MINNESOTA 55344
(Address of principal executive offices)
(952) 253-1234
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Exchange Act Rule 12b-2)    Large accelerated filer ☑    Accelerated filer ☐    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The number of shares of common stock outstanding at May 1, 2006 was 39,511,084 shares.

DIGITAL RIVER, INC.
Form 10-Q
Index

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005

Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Qualitative and Quantitative Disclosure about Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

SIGNATURES

EXHIBIT INDEX
Computation of Ratio of Earnings to Fixed Charges
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906
Certification Pursuant to Section 906

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DIGITAL RIVER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited)
	March 31,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$317,795	$131,770
Short-term investments	235,442	220,569
Accounts receivable, net of allowance of $758 and $1,023	29,979	34,883
Deferred income taxes	24,835	22,251
Prepaid expenses and other	3,627	3,741

Total current assets	611,678	413,214

Property and equipment, net	20,236	17,955
Goodwill	216,402	195,299
Intangible assets, net of accumulated amortization of $39,843 and $36,798	22,592	20,054
Deferred income taxes	1,900	10,444
Other assets	12,121	12,174

TOTAL ASSETS	$884,929	$669,140

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$134,862	$127,846
Accrued payroll	6,644	8,866
Deferred revenue	6,072	5,403
Accrued acquisition costs	8,699	5,651
Other accrued liabilities	23,819	21,210

Total current liabilities	180,096	168,976

NON-CURRENT LIABILITIES:
Convertible senior notes	195,000	195,000
Deferred income taxes	—	22

Total non-current liabilities	195,000	195,022

TOTAL LIABILITIES	375,096	363,998

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $.01 par value; 60,000,000 shares authorized; 39,492,865 and 35,033,741 shares issued and outstanding	395	350
Additional paid-in capital	499,040	315,489
Deferred compensation	—	(1,942)
Retained earnings/(accumulated deficit)	10,053	(6,324)
Accumulated other comprehensive income (loss)	345	(2,431)

Total stockholders’ equity	509,833	305,142

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$884,929	$669,140

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data; unaudited)

	Three Months Ended
	March 31,
	2006	2005
Revenue	$78,014	$54,529
Costs and expenses:
Direct cost of services	1,863	1,301
Network and infrastructure	7,443	4,479
Sales and marketing	26,939	16,376
Product research and development	7,602	4,458
General and administrative	8,250	5,615
Depreciation and amortization	2,253	2,122
Amortization of acquisition-related intangibles	2,840	2,396

Total costs and expenses	57,190	36,747

Income from operations	20,824	17,782
Other income, net	2,935	1,155

Income before income tax expense	23,759	18,937

Income tax expense	7,382	4,900

Net income	$16,377	$14,037

Net income per share — basic	$0.46	$0.41

Net income per share — diluted	$0.41	$0.35

Shares used in per-share calculation — basic	35,301	33,932

Shares used in per-share calculation — diluted	41,154	41,454

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Three Months Ended
	March 31,
	2006	2005
OPERATING ACTIVITIES:
Net income	$16,377	$14,037
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of acquisition-related intangibles	2,840	2,396
Change in accounts receivable allowance, net of acquisitions	94	6
Depreciation and amortization	2,253	2,122
Stock-based compensation expense related to stock options and employee stock purchase plans	3,413	—
Tax benefit of stock-based compensation	—	2,600
Excess tax benefits from stock-based compensation	(1,488)	—
Deferred and other income taxes	6,377	—
Litigation and other charges	(15)	(620)
Change in operating assets and liabilities (net of acquisitions):
Accounts receivable	6,172	831
Prepaid and other assets	94	(4,408)
Accounts payable	5,184	4,086
Deferred revenue	344	851
Income tax payable	898	(632)
Accrued payroll and other accrued liabilities	(2,011)	5,992

Net cash provided by operating activities	40,532	27,261

INVESTING ACTIVITIES:
Purchases of investments	(66,310)	(36,485)
Sales of investments	51,263	27,277
Cash paid for acquisitions, net of cash received	(16,470)	(7,306)
Purchases of equipment and capitalized software	(4,002)	(3,680)

Net cash used in investing activities	(35,519)	(20,194)

FINANCING ACTIVITIES:
Proceeds from sales of common stock	172,700	—
Exercise of stock options	6,117	8,801
Sales of common stock under employee stock purchase plan	—	771
Excess tax benefits from stock-based compensation	1,488	—

Net cash provided by financing activities	180,305	9,572

EFFECT OF EXCHANGE RATE CHANGES ON CASH	707	(1,587)

NET INCREASE IN CASH AND CASH EQUIVALENTS	186,025	15,052
CASH AND CASH EQUIVALENTS, beginning of period	131,770	127,734

CASH AND CASH EQUIVALENTS, end of period	$317,795	$142,786

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest on Convertible Senior Notes	$1,219	$1,401

Cash paid for income taxes	$155	$—

Noncash investing and financing activities:
Common stock issued in acquisitions and earn-outs	$684	$—

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which in our opinion are necessary to fairly state our consolidated financial position, results of operations and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2006. The December 31, 2005 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States.
Summary of Significant Accounting Policies
A detailed description of our significant accounting policies can be found in our most recent Annual Report filed on Form 10-K for the fiscal year ended December 31, 2005.
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
Research and Development and Software Development
Research and development expenses consist primarily of development personnel and non-employee contractor costs related to the development of new products and services, enhancement of existing products and services, quality assurance, and testing. Costs to develop software for internal use are required to be capitalized and amortized over the three year estimated useful life of the software in accordance with AICPA Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” During the three months ended March 31, 2006 and 2005, we capitalized $0 and $0.4 million, respectively, of software development costs.
Stock-Based Compensation Expense
On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payments made to employees and directors including stock options, restricted stock grants and employee stock purchases made through our Employee Stock Purchase Plan based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” for periods beginning in 2006.
Prior to the adoption of SFAS 123(R), we had elected to apply the disclosure-only provision of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148. Accordingly, we accounted for stock-based compensation using the intrinsic value method prescribed in APB 25 and related interpretations. Compensation expense for stock options was measured as the excess, if any, of the fair value of our common stock at the date of grant over the stock option exercise price and we generally recognized no compensation expense for employee stock options.
We have adopted SFAS 123(R) using the modified prospective transition method under which prior periods are not revised.

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock-based compensation expense recognized during the period is based on the value of the portion of share-based awards that are ultimately expected to vest during the period. Stock-based compensation expense recognized in our Condensed Consolidated Statement of Operations for the first quarter of 2006 include compensation expense for share-based awards granted prior to, but not yet vested, as of December 31, 2005 as well as compensation expense for the share-based payment awards granted subsequent to December 31, 2005. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of restricted stock is determined based on the number of shares granted and the closing price of our common stock on the date of grant. Compensation expense for all share-based payment awards are recognized using the straight-line amortization method over the vesting period. As stock-based compensation expense recognized in our Condensed Consolidated Statement of Operations for the first quarter of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our pro forma information required under SFAS 123, for periods prior to 2006, accounted for forfeitures as they occurred.
SFAS 123(R) also requires the benefits of tax deductions in excess of recognized stock-based compensation expense be reported as a financing cash flow, rather than an operating cash flow as required prior to adoption of SFAS 123(R) in our Condensed Consolidated Statement of Cash Flows.
See Note 4 for further information regarding our stock-based compensation plans, condensed consolidated statement of operations classification of stock-based compensation expense, pro forma net earnings and net earnings per share for the first quarter of 2005 as if we had recorded stock-based compensation expense under the fair value method and assumptions used to measure stock-based compensation.
2. NET INCOME PER SHARE
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
Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires that stock options, restricted stock grants and similar equity instruments granted be treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options which are calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the amount the optionee must pay for exercising stock options, the amount of compensation cost for future service that we have not yet recognized, and the amount of benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. Prior to the removal of the valuation allowance on our deferred taxes in the fourth quarter of 2005, the amount of benefits that would be recorded in additional paid-in capital was not included in our computation of diluted earnings per share.

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The table below sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2006	2005
Earnings per share — basic
Net income — basic	$16,377	$14,037
Weighted average shares outstanding — basic	35,301	33,932

Earnings per share — basic	$0.46	$0.41

Earnings per share — diluted
Net income — basic	16,377	14,037
Exclude: Interest expense and amortized financing cost of convertible senior notes, net of tax benefit	435	511

Net income — diluted	$16,812	$14,548

Weighted average shares outstanding — basic	35,301	33,932
Dilutive impact of non-vested stock and options outstanding	1,428	3,097
Dilutive impact of convertible senior notes	4,425	4,425

Weighted average shares outstanding — diluted	41,154	41,454

Net income per share — diluted	$0.41	$0.35

The notes are contingently convertible into approximately 4.4 million shares of common stock at an initial conversion price of $44.063 per share, which have been included in our weighted average shares outstanding calculation since the date of issuance. See Note 6 for further information regarding our convertible senior notes.
3. BUSINESS COMBINATIONS, GOODWILL AND INTANGIBLE ASSETS
In January 2006, we acquired all of the capital stock of Direct Response Technologies, Inc. (Direct Response) for approximately $15 million in cash. Direct Response, a provider of tools for managing affiliate networks, is a privately held company based in Pittsburgh, Pennsylvania. The agreement also provides Direct Response shareholders with an earn-out opportunity based on Digital River and Direct Response achieving certain revenue and earnings targets during the first three years subsequent to the acquisition. The allocation of the purchase price of Direct Response will be finalized upon completion of the analysis of the fair value of Direct Response’s assets. The result of the allocation of the purchase price between amortizable costs and goodwill could have an impact on our future operating results.
In December 2005, we acquired all of the capital stock of Commerce5, Inc. for approximately $45 million in cash composed of payments to stockholders of $32.4 million plus payments of $12.6 million in liabilities. Commerce5, an outsourced e-commerce provider to high-tech and consumer electronics manufacturers, is headquartered in Aliso Viejo, California. The allocation of the purchase price of Commerce5 will be finalized upon completion of the analysis of the fair value of Commerce5’s assets. The result of the allocation of the purchase price between amortizable costs and goodwill could have an impact on our future operating results.
In March 2005, we acquired certain assets and assumed certain liabilities, vendor contracts and intellectual property of SWReg, an operating business of Atlantic Coast plc, a private limited UK company, for $8.8 million in cash. SWReg is a provider of e-commerce services for software authors. We also may make additional earn-out payments in cash based on achieving specific revenue and development goals over the first 12 months following the closing of the acquisition. As of March 31, 2006, earn-outs totaling $0.5 million have been recorded as goodwill as they were considered incremental to the purchase price.
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

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
We have recorded a net of $5.4 million as part of the acquisition cost of element 5 related to these acquisition restructuring plans of which $750,000 remained as of March 31, 2006. The following table provides detail on the activity and our remaining accrual balance by category as of March 31, 2006 (in thousands):

	Accrual			Accrual			Accrual		Accrual
	April 16,	Net		December 31,			December 31,		March 31,
	2004	Additions	Charges	2004	Adjustments	Charges	2005	Charges	2006

Shareholder escrow	$—	$2,500	$—	$2,500	$—	$(1,250)	$1,250	$(1,250)	$—
Employee severance costs	700	2,100	(400)	2,400	(200)	(1,250)	950	(200)	750
Facilities consolidation	200	100	(300)	—	—	—	—	—	—

Total	$900	$4,700	$(700)	$4,900	$(200)	$(2,500)	$2,200	$(1,450)	$750

As of March 31, 2006, there was an estimated potential for future earn-outs of approximately $4.2 million in excess of the $6.9 million in earn-outs included in accrued acquisition costs. Any of the estimated maximum potential future earn-out beyond the $6.9 million accrual will result in additional goodwill.
The Condensed Consolidated Financial Statements include the operating results of each business from the date of acquisition. The following unaudited pro forma condensed results of operations for the three months ended March 31, 2006 and 2005 have been prepared as if each of the acquisitions had occurred on January 1, 2005 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2006	2005
Revenue	$78,433	$58,508
Income from operations	20,751	16,837
Net income	16,300	13,701

Basic net income per share	$0.46	$0.40
Diluted net income per share	$0.41	$0.34
This financial information does not purport to represent results that would actually have been obtained if the transactions had been completed on January 1, 2005 or any future results that may be realized.
Goodwill and Other Intangible Assets
We account for our goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Asset.” SFAS No. 142 precludes the amortization of goodwill and intangible assets with indefinite lives, but these assets are reviewed annually (or more frequently if impairment indicators arise) for impairment.
We complete our annual impairment test in the fourth quarter of each fiscal year, and reassess any intangible assets, including goodwill, recorded in connection with earlier acquisitions. There was no impairment of goodwill or other intangible assets in the three months ended March 31, 2006 and 2005.

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Information regarding our other intangible assets is as follows (in thousands):

	As of March 31, 2006
	Carrying Amount	Accumulated	Carrying Amount
	Gross	Amortization	Net
Customer relationships	$38,091	$22,891	$15,200
Non-compete agreements	5,141	4,486	655
Technology/tradename	19,203	12,466	6,737

Total	$62,435	$39,843	$22,592

	As of December 31, 2005
	Carrying Amount	Accumulated	Carrying Amount
	Gross	Amortization	Net
Customer relationships	$34,666	$21,103	$13,563
Non-compete agreements	5,121	4,300	821
Technology/tradename	17,065	11,395	5,670

Total	$56,852	$36,798	$20,054

Amortization expense for the three months ended March 31, 2006 and 2005 was $2.8 million and $2.4 million, respectively. Estimated amortization expense for the remaining life of the intangible assets, based on intangible assets as of March 31, 2006, is as follows (in thousands):

Year
2006	8,450
2007	6,372
2008	4,070
2009	3,596
2010	104

Total	$22,592

4. STOCK-BASED COMPENSATION
At the annual stockholders’ meeting held in May 2005, stockholders approved an amendment and restatement of our 1998 Stock Option Plan (the “1998 Plan”) that enabled us to combine our two existing stock-based compensation plans. It also gave us the flexibility to grant restricted stock awards, restricted stock unit awards and performance shares, in addition to incentive and nonstatutory stock options, to our employees, directors, and consultants under the combined plan. We granted a total of 46,500 shares of restricted stock in the first quarter of 2006 under our 1998 Plan.
In December 2005, in connection with our acquisition of Commerce5, Inc., we adopted an Inducement Equity Incentive Plan (The “Inducement Plan”) initially for Commerce5 executives who joined Digital River as a result of the acquisition, or other personnel who join us after the date of the Inducement Plan adoption. A total of 87,500 restricted shares of Digital River stock have been issued under the Inducement Plan.
We also sponsor an employee stock purchase plan under which 1.2 million shares have been reserved for purchase by employees. As of March 31, 2006, there were 628,000 shares still available under the plan.

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes stock option activity during the three months ended March 31, 2006:

	Options	Options Price
	Outstanding	Per Share
Balance, December 31, 2005	4,523,385	2.59 - 31.13
Grants	270,500	29.75 - 38.17
Exercised	(371,200)	2.59 - 30.69
Cancelled	(27,557)	2.59 - 27.40

Balance, March 31, 2006	4,395,128	$2.59 - $38.17

On January 1, 2006, we adopted SFAS 123(R) which requires measurement and recognition of compensation expense for all stock-based payments made to employees and directors including stock options, restricted stock grants and employee stock purchases made through our Employee Stock Purchase Plan based on estimated fair values. The following table summarizes stock-based compensation expense, net of tax, related to employee stock options and employee stock purchases recognized under SFAS 123(R):

	Three Months Ended
	March 31,
	2006	2005
Costs and expenses
Direct cost of services	$214	$—
Network and infrastructure	86	—
Sales and marketing	1,289	—
Product research and development	585	—
General and administrative	1,239	—

Stock-based compensation included in costs and expenses	3,413	—
Tax benefit	(1,270)	—

Stock-based compensation expense, net of tax	$2,143	$—

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reflects net income and basic and diluted net income per share for the three months ended March 31, 2006 compared with the pro forma information for the three months ended March 31, 2005:

	Three Months Ended
	March 31,
	2006	2005
Net income, as reported for prior periods (1)	N/A	$14,037
Stock-based compensation expense	$(3,413)	(3,234)
Tax benefit (2)	1,270	—

Stock-based compensation expense, net of tax (3)	(2,143)	(3,234)

Net income, including the effect of stock-based compensation expense (4)	$16,377	10,803

Basic net income per share — as reported for prior periods (1)	N/A	$0.41

Diluted net income per share — as reported for prior periods (1)	N/A	$0.35

Basic net income per share, including the effect of stock-based compensation expense (4)	$0.46	$0.32

Diluted net income per share, including the effect of stock-based compensation expense (4)	$0.41	$0.27

(1)	Net income and net income per share prior to 2006 did not include stock-based compensation expense under SFAS 123 because we did not adopt the recognition provisions of SFAS 123.

(2)	No tax benefit was recorded prior to the removal of the valuation allowance on our deferred taxes in the fourth quarter of 2005.

(3)	Stock-based compensation expense prior to 2006 is calculated based on the pro forma application of SFAS 123.

(4)	Net income and net income per share prior to 2006 represents pro forma information based on SFAS 123.
The weighted-average fair value of stock options granted during the three months ended March 31, 2006 and 2005 were $15.41 and $16.89 per share, respectively, using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended
	March 31,
	2006	2005
Risk-free interest rate	4.6%	4.0%
Expected life (years)	3.14	4
Volatility factor	0.61	0.93
Expected dividends	—	—
The risk-free interest rate assumption is based on observed interest rates appropriate for the term of our stock options. The expected life of stock options represents the weighted-average period the stock options are expected to remain outstanding and is based on historical exercise patterns. We used historical stock price volatility for a period equal to the expected term of the options granted. The dividend yield assumption is based on our history and expectation of future dividend payouts.
As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the first quarter of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In our pro forma information required under SFAS 123 for the periods prior to 2006, we accounted for forfeitures as they occurred.
At March 31, 2006, there was approximately $26 million of total unrecognized stock-based compensation expense, adjusted for estimated forfeitures, related to unvested share-based awards. Unrecognized stock-based compensation expense is expected to be recognized over the next 5 years on a weighted average basis and will be adjusted for any future changes in estimated forfeitures.

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. INCOME TAXES
For the three months ended March 31, 2006, our tax expense was $7.4 million. Tax expense consists of approximately $8.4 million of current U.S and state tax expense, $0.5 million current foreign tax expense, $2.0 million deferred U.S. and state tax benefit, and $0.5 million of deferred foreign tax expense.
Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax expense recorded for the three months ended March 31, 2006 reflect changes in all categories of deferred tax assets and liabilities, including utilization of U.S. tax loss carryforwards related to non-qualifying stock options deductions.
During the quarter we also realized deductions related to stock option expense. These deduction related to options granted, vested or exercised both before and after the adoption of SFAS 123(R). Accordingly, we recorded tax expense that resulted in an increase in additional paid in capital related to options granted and vested prior to the adoption of SFAS 123(R), as well as recording a deferred tax asset related to post-adoption options that were granted during the quarter.
During the three month period ending March 31, 2006, we recorded tax expense at a rate that reflects the estimated impact of recent changes in foreign operations. These operating changes generally reduce our effective tax rate from prior quarters. However, the estimated tax rate in the first quarter of 2005 included the favorable impact of utilizing U.S. tax loss carryforwards arising from operations (as opposed to U.S. tax loss carryforwards arising from non-qualifying stock option deductions). The utilization of these U.S. tax loss carryforwards had a favorable impact on our tax rate due to the fact that we released the valuation allowance associated with these tax loss carryforwards at the time of utilization.
As of March 31, 2006, we had net U.S. tax loss carryforwards of approximately $97.0 million, and foreign tax loss carryforwards of $6.0 million. The U.S. amount consists of $55.0 million of deductions resulting from exercise of stock options and $42.0 million of acquired net operating losses. The U.S. tax loss carryforwards expire in the years 2020 through 2025.
The acquired net operating losses are subject to other deductibility restrictions. The acquired net operating losses give rise to deferred tax assets, for which we believe a full valuation allowance is required under GAAP. This valuation allowance is due to anticipated limitations, including limitations under Section 382 of the Internal Revenue Code, on acquired losses. Any future release of this valuation allowance will reduce goodwill.
6. LONG-TERM DEBT
On June 1, 2004 we sold and issued $175 million in aggregate principal amount of 1.25% convertible senior notes due January 1, 2024 (Notes), in a private, unregistered offering. The Notes were sold at 100% of their principal amount. The initial purchasers exercised in full their option to purchase up to an additional $20 million in aggregate principal amount of the Notes on June 30, 2004, which purchase transaction closed on July 6, 2004.
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

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A portion of the net proceeds of the offering was used to repay our senior secured revolving credit facility with Harris Trust and Savings Bank. The balance will be used for general corporate purposes, including working capital, capital expenditures, potential future acquisitions, investments, and the potential repurchase of shares of our common stock.
In the first quarter of 2006 and 2005, we incurred interest expense of $0.6 million and $0.6 million, respectively, on the Notes. We made interest payments of $1.2 million and $1.4 million in the first quarter of 2006 and 2005, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion in this Quarterly Report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Additional factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section entitled “Risk Factors,” included in Item 1A of Part II of this Quarterly Report. When used in this document, the words “believes,” “expects,” “anticipates,” “intends,” “plans,” and similar expressions, are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document.
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
Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new and rapidly evolving markets such as e-commerce. See Item 1A of Part II for a discussion of the risk factors that could have a material adverse effect on our business, financial condition and results of operations.
Critical Accounting Policies
On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payments made to employees and directors including stock options, restricted stock grants and employee stock purchases made through our Employee Stock Purchase Plan based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” for periods beginning in 2006.

Prior to the adoption of SFAS 123(R), we had elected to apply the disclosure-only provision of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148. Accordingly, we accounted for stock-based compensation using the intrinsic value method prescribed in APB 25 and related interpretations. Compensation expense for stock options was measured as the excess, if any, of the fair value of our common stock at the date of grant over the stock option exercise price and we generally recognized no compensation expense for employee stock options.
We have adopted SFAS 123(R) using the modified prospective transition method, under which prior periods are not revised.
Stock-based compensation expense recognized during the period is based on the value of the portion of share-based awards that are ultimately expected to vest during the period. Stock-based compensation expense recognized in our Condensed Consolidated Statement of Operations for the first quarter of 2006 include compensation expense for share-based awards granted prior to, but not yet vested, as of December 31, 2005 as well as compensation expense for the share-based payment awards granted subsequent to December 31, 2005. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of restricted stock is determined based on the number of shares granted and the closing price of our common stock on the date of grant. Compensation expense for all share-based payment awards are recognized using the straight-line amortization method over the vesting period. As stock-based compensation expense recognized in our Condensed Consolidated Statement of Operations for the first quarter of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
SFAS 123(R) also requires the benefits of tax deductions in excess of recognized stock-based compensation expense be reported as a financing cash flow, rather than an operating cash flow as required prior to adoption of SFAS 123(R) in our Condensed Consolidated Statement of Cash Flows.
See Note 4 in the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further information regarding our stock-based compensation plans.
Results of Operations
The following table sets forth certain items from our condensed consolidated statements of operations as a percentage of total revenue for the periods indicated.

	Three Months Ended
	March 31,
	2006	2005
Revenue	100.0%	100.0%

Cost of Revenue (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	2.4	2.4
Network and infrastructure	9.6	8.2
Sales and marketing	34.5	30.0
Product research and development	9.7	8.2
General and administrative	10.6	10.3
Depreciation and amortization	2.9	3.9
Amortization of acquisition related costs	3.6	4.4

Total costs and expenses	73.3	67.4

Income from operations	26.7	32.6
Other income/(expense), net	3.8	2.1

Income before income tax expense	30.5	34.7
Income tax expense	9.5	9.0

Net income	21.0%	25.7%

We acquired SWReg in March 2005, Commerce 5 in December 2005, and Direct Response in January 2006. Accordingly, our operations in the first quarter of 2006 include certain revenue and expenses of these acquired operations, with no corresponding revenue and expenses in the first quarter of 2005.

REVENUE. Our revenue increased to $78.0 million for the three months ended March 31, 2006 from $54.5 million for the same period in the prior year, an increase of $23.5 million, or 43.1%. The increase was primarily attributable to higher online sales activity across our client base, increased sales from international sites, expanded strategic marketing activities with a larger number of clients, and acquisitions made during 2005. Sales of security software products for PCs represent the largest contributor to our revenues.
International sales represented approximately 40% and 36% of total revenue in the three month period ended March 31, 2006 and 2005, respectively. That growth is attributable to a larger number of international stores being operated for our clients as well as the European outsourced e-commerce providers we acquired in 2004 and 2005.
DIRECT COST OF SERVICES. Our direct cost of services line item primarily includes the personnel costs and costs related to product fulfillment, physical on demand and our proprietary back-up CD production. Direct cost of service expense was $1.9 million for the three months ended March 31, 2006, up from $1.3 million for the same period in the prior year. The increase resulted primarily from (i) personnel added to serve new clients, and to handle increased transaction volumes, and (ii) stock-based compensation expense related to employee stock options and employee stock purchases recognized under SFAS 123(R). We currently believe that direct cost of services will increase in absolute dollars in 2006 compared to 2005 as we continue to expand our worldwide fulfillment capacity in order to meet anticipated shipment volumes from sales, and expense related to stock-based compensation. See Note 4 — “Stock-Based Compensation,” in the consolidated financial statements for a discussion of the impact of SFAS 123(R), “Share Based Payment,” which we adopted on January 1, 2006.
NETWORK AND INFRASTRUCTURE. Our network and infrastructure expense line item primarily includes the personnel costs and related expenses to operate and maintain our technology platforms, customer service, data communication and data center operations. Network and infrastructure expense was $7.4 million for the three months ended March 31, 2006, up from $4.5 million for the same period in the prior year. The increase resulted primarily from personnel added to support our revenue growth as well as those gained through acquisition of other businesses, and from stock-based compensation expense related to employee stock options and employee stock purchases recognized under SFAS 123(R). We currently believe that network and infrastructure expenses will increase in absolute dollars in 2006 compared to 2005 as we continue to expand our worldwide customer service capacity, as we expand the number of operating global data centers, expected increased network usage, which will drive higher Internet connection charges, and as we record expense related to stock-based compensation. See Note 4 — “Stock-Based Compensation,” in the consolidated financial statements for a discussion of the impact of the adoption of SFAS 123(R), “Share Based Payment,” which we adopted on January 1, 2006.
SALES AND MARKETING. Our sales and marketing expense line item primarily includes personnel costs and related expenses, advertising and promotional expenses, credit card transaction and other payment processing fees, credit card chargebacks and bad debt expense. Sales and marketing expense increased to $26.9 million for the three months ended March 31, 2006 from $16.4 million for the same period in the prior year, an increase of $10.6 million, or 64.5%. The increase primarily resulted from credit card fees directly associated with the increase in revenue and additional sales, marketing personnel and related expenses, and from stock-based compensation expense related to employee stock options and employee stock purchases recognized under SFAS 123(R). As a percentage of revenue, sales and marketing expense was 34.5% in the three months ended March 31, 2006, compared to 30.0% for the same period in the prior year. During the first quarter of 2006, we expanded the depth and breadth of our strategic marketing programs that we manage on behalf of our clients. These core programs include search engine optimization, affiliate and email marketing and site optimization. We also increased our marketing efforts to expand our oneNetwork affiliate program. We currently believe that sales and marketing expenses will increase in absolute dollars in 2006 compared to 2005, as we continue to grow and expand our reach to clients, as we continue to offer increased levels of strategic marketing services, as we incur a full year of costs in 2006 related to acquisitions completed in 2005, and as we record expense related to stock-based compensation. See Note 4 — “Stock-Based Compensation,” in the consolidated financial statements for a discussion of the impact of SFAS 123(R), “Share Based Payment,” which we adopted on January 1, 2006.

PRODUCT RESEARCH AND DEVELOPMENT. Our product research and development expense line item includes the costs of personnel and related expenses associated with developing and enhancing our technology platforms and related systems. Product research and development expense increased to $7.6 million for the three months ended March 31, 2006 from $4.5 million for the same period in the prior year, an increase of $3.1 million, or 70.5%. The increase was primarily driven by increases in personnel-related expenses, outside consulting fees and from stock-based compensation expense related to employee stock options and employee stock purchases recognized under SFAS 123(R). During the first quarter of 2006, we continued to advance our remote-control technology, as well as the international and e-marketing capabilities. We capitalized approximately $0.4 million of software development costs related to these efforts in the three months ended March 31, 2005. We did not capitalize any costs related to software development during the three months ended March 31, 2006 and do not expect to capitalize any such costs for the balance of 2006. As a percentage of revenue, product research and development expense was 9.7% in the three months ended March 31, 2006, compared to 8.2% for the same period in the prior year. We currently believe that product research and development expenses will increase in absolute dollars in 2006 compared to 2005, as a result of (i) continued investments in product development required to remain competitive, (ii) incurring a full year of costs in 2006 related to acquisitions completed in 2005, and (iii) recording expense related to stock-based compensation. See Note 4 — “Stock-Based Compensation,” in the consolidated financial statements for a discussion of the impact of SFAS 123(R), “Share Based Payment,” which we adopted on January 1, 2006.
GENERAL AND ADMINISTRATIVE. Our general and administrative expense line item primarily includes the costs of executive, accounting, and administrative personnel and related expenses, insurance expense, professional fees, including legal and accounting, and shareholder and compliance expenses. General and administrative expenses increased to $8.3 million for the three months ended March 31, 2006 from $5.6 million for the same period in the prior year, an increase of $2.6 million, or 46.9%. The increase resulted primarily from the addition of personnel and facilities to support our growth as well as those gained through acquisition of other businesses, and from stock-based compensation expense related to employee stock options and employee stock purchases recognized under SFAS 123(R). As a percentage of revenue, general and administrative expense was 10.6% for the three months ended March 31, 2006, compared to 10.3% for the same period in the prior year. We currently believe that general and administrative expenses will increase in absolute dollars in 2006 compared to 2005, as we (i) continue to invest in our infrastructure to support our continued organic growth, (ii) incur a full year of costs in 2006 related to acquisitions completed in 2005 and (iii) record expense related to stock-based compensation. See Note 4 — “Stock-Based Compensation,” in the consolidated financial statements for a discussion of the impact of SFAS 123(R), “Share Based Payment,” which we adopted on January 1, 2006.
AMORTIZATION OF ACQUISITION-RELATED INTANGIBLES. Our amortization of acquisition-related intangibles line item consists of amortization of intangible assets recorded from our 15 acquisitions in the last four years. Amortization of acquisition-related intangibles assets was $2.8 million for the three months ended March 31, 2006 compared to $2.4 million for the same period in the prior year. The increase was due to additional amortizable assets acquired throughout 2005 and the first quarter of 2006. We have purchased, and expect to continue purchasing, assets or businesses, which may include the purchase of intangible assets.
OTHER INCOME, NET. Our other income, net line item is the total of interest income on our cash, cash equivalents and short-term investments, interest expense on our debt and foreign currency transaction gains and losses. Interest income was $3.4 million and $1.8 million for the three months ended March 31, 2006 and 2005, respectively. Interest expense was $0.6 million and $0.6 million for the three months ended March 31, 2006 and 2005, respectively. Gains and losses from foreign currency remeasurement were $0.1 million for the three months ended March 31, 2006 and immaterial for the same period in the prior year. Gains and losses from the sale of investments were immaterial for the three months ended March 31, 2006 and 2005.
INCOME TAXES. For the three months ended March 31, 2006, our tax expense was $7.4 million, made up of approximately $8.9 million of current tax expense and $1.5 million of deferred tax benefit. For the three months ended March 31, 2005, our tax expense was $4.9 million, made up of $3.7 million related to domestic and $1.2 million to foreign operations.
During the three month period ending March 31, 2006, we recorded tax expense at a rate that reflects the estimated impact of recent changes in foreign operations. These operating changes generally reduce our effective tax rate from prior quarters. However, the estimated tax rate in the first quarter of 2005 included the favorable impact of utilizing U.S. tax loss carryforwards arising from operations (as opposed to U.S. tax loss carryforwards arising from non-qualifying stock option deductions). The utilization of these U.S. tax loss carryforwards had a favorable impact on our tax rate due to the fact that we released the valuation allowance associated with these tax loss carryforwards at the time of utilization.
As of March 31, 2006, we had net U.S. tax loss carryforwards of approximately $97.0 million, and foreign tax loss carryforwards of $6.0 million. The U.S. amount consists of $55.0 million of deductions resulting from exercise of stock options and $42.0 million of acquired net operating losses. These tax loss carryforwards expire in the years 2020 through 2024. The acquired net operating losses expire in the years 2020 through 2025 and are subject to other deductibility restrictions discussed below.

In prior years, there was uncertainty of future realization of the deferred tax assets resulting from temporary differences and from tax loss carryforwards from operations and stock option deductions, therefore a valuation allowance equal to the deferred tax assets was recorded. At December 31, 2005, we have evaluated our deferred tax assets related to tax loss carryforwards from stock option deductions and other items and concluded that the valuation allowance should be reversed. We met the requirements under GAAP as we believe it is more likely than not that we will realize the benefit of these deferred tax assets. This conclusion was based primarily on our earnings history over the last three years as well as our expected future taxable income. The impact on U.S. taxable income of future stock option deductions should not reduce taxable income to a level that would jeopardize this conclusion or unreasonably extend the period in which we may recognize the tax benefit associated with these deferred tax assets. We also have evaluated our deferred tax assets related to acquired operating losses and we believe a full valuation allowance for these assets is required under GAAP. This valuation allowance is due to anticipated limitations, including limitations under Section 382 of the Internal Revenue Code, on acquired losses. Any future release of this valuation allowance will reduce goodwill.
Off Balance Sheet Arrangements
None

Liquidity and Capital Resources
As of March 31, 2006, we had $317.8 million of cash and cash equivalents, $235.4 million of short-term investments and working capital of approximately $431.6 million. Significant components of our working capital are cash and cash equivalents, short term investments and short term receivables net of client and merchant payables. Our primary source of internal liquidity is our operating activities. Net cash provided by operating activities for the three months ended March 31, 2006 and 2005 was $40.5 and $27.3 million, respectively. Net cash provided by operating activities during the first quarter of 2006 was the result of net income adjusted for non-cash expenses, a decrease in accounts receivable, and an increase in accounts payable. Net cash provided by operating activities during the first quarter of 2005 was the result of net income adjusted for non-cash expenses, increases in accounts payable and other accrued liabilities partially offset by an increase in prepaid and other assets. Due to our adoption of SFAS 123(R), as of January 1, 2006, the impact of the excess tax benefits of stock-based compensation, defined as the benefits of a tax deduction for share-based payment expenses that exceeds the recognized compensation expenses, is now reported under financing activities with a corresponding deduction from operating activities in our Condensed Consolidated Statements of Cash Flows.
Net cash used in investing activities for the three months ended March 31, 2006 was $35.5 million and was the result of net purchases of investments of $15.0 million, cash paid for acquisitions net of cash received of $16.5 million, and purchases of capital equipment of $4.0 million. In January 2006, we acquired Direct Response Technologies, Inc., for approximately $15.0 million in cash. Net cash used in investing activities for the three months ended March 31, 2005 was $20.2 million and was the result of net purchases of investments of $9.2 million, cash paid for acquisitions net of cash received of $7.3 million, and purchases of capital equipment of $3.7 million. In March 2005, we acquired SWReg, an operating business of Atlantic Coast plc, a private limited UK company, for $8.8 million in cash.
Net cash provided by financing activities during the three months ended March 31, 2006 was $180.3 million. In March 2006, we sold 4.0 million shares of our common stock. The offering provided net proceeds of $172.7 million, and was made pursuant to a shelf registration statement previously filed with the Securities and Exchange Commission. In addition, proceeds of $6.1 million were provided by the sale of stock through the exercise of stock options. Net cash provided by financing activities during the three months ended March 31, 2005 was $9.6 million from the sale of stock through the exercise of stock options and purchases through the employee stock purchase plan.
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
The following table summarizes our principal contractual commitments as of March 31, 2006:

	Payment due by period (in thousands)
	Total Amount	Apr-Dec			2011 and
Contractual Obligations	Committed	2006	2007-2008	2009-2010	Thereafter

Operating Lease Obligations	$7,046	$2,214	$3,999	$833	$0
Convertible Senior Notes	$238,875	$2,438	$4,875	$4,875	$226,687
Total	$245,921	$4,652	$8,874	$5,708	$226,687

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
With respect to our convertible senior notes, we are required to pay interest on the notes on January 1 and July 1 of each year so long as the notes are outstanding. On January 3, 2006 we paid $1.2 million in interest for the period July 1 through December 31, 2005. The notes bear interest at a rate of 1.25% and, if specified conditions are met, are convertible into our common stock at a conversion price of $44.063 per share. The notes may be surrendered for conversion under certain circumstances, including the satisfaction of a market price condition, such that the price of our common stock reaches a specified threshold; the satisfaction of a trading price condition, such that the trading price of the notes falls below a specified level; the redemption of the notes by us, the occurrence of specified corporate transactions, as defined in the related indenture; and the occurrence of a fundamental change, as defined in the related indenture. The initial conversion price is equivalent to a conversion rate of approximately 22.6948 shares per $1,000 of principal amount of the notes. We will adjust the conversion price if certain events occur, as specified in the related indenture, such as the issuance of our common stock as a dividend or distribution or the occurrence of a stock subdivision or combination. In addition, contingent interest is required to be paid to holders if certain conditions are met. If a fundamental change, such as a change in our control, as defined in the related indenture, occurs on or before January 1, 2009, we may also be required to purchase the notes for cash and pay an additional make whole premium payable in our common stock upon the repurchase or conversion of the notes in connection with the fundamental change. Holders of the notes have the right to require us to repurchase their notes prior to maturity on January 1, 2009, 2014 and 2019. We have the right to redeem the notes, under certain circumstances, on or after July 1, 2007 and prior to January 1, 2009, and we may redeem the notes at anytime on or after January 1, 2009.
We believe that existing sources of liquidity and the results of our operations will provide adequate cash to fund our operations, although we may seek to raise additional capital. In January 2005, we filed a registration statement to increase our available shelf registration amount from approximately $55 million to $255 million. Of this amount, approximately $173 million was utilized to issue common stock in March 2006, leaving approximately $82 million available for future use. In addition, we filed an acquisition shelf registration statement for up to approximately 1.5 million shares. In February 2006, we filed a shelf registration that would allow us to sell an undetermined amount of equity or debt securities in accordance with the recently approved rules applying to “well known seasoned issuers.” These filings were made to provide future flexibility for acquisition and financing purposes. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. There can be no assurances that financing will be available in amounts or on terms acceptable to us, if at all.

Item 3. Qualitative and Quantitative Disclosure About Market Risk
Interest Rate Risk
Our portfolio of cash equivalents and short-term investments is maintained in a variety of securities, including government obligations and money market funds. Investments are classified as available-for-sale securities and carried at their market value with cumulative unrealized gains or losses recorded as a component of “accumulated other comprehensive income/(loss)” within stockholders’ equity. At March 31, 2006, all securities held had maturities or reset dates of less than three years. A sharp rise in interest rates could have an adverse impact on the market value of certain securities in our portfolio. We do not currently hedge our interest rate exposure and do not enter into financial instruments for trading or speculative purposes or utilize derivative financial instruments.
At March 31, 2006, we had long-term debt of $195 million associated with our 1.25% convertible senior notes which are due in 2024. The market value of our long-term debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.
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

Item 4. Controls and Procedures
(a)	Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934) were effective in providing reasonable assurance that material information required to be disclosed by us in this Form 10-Q was recorded, processed, summarized and reported in a timely manner.
(b)	During the quarter ended March 31, 2006, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
DDR Holdings, LLC has brought a claim against us and several other defendants regarding United States Patents No. 6,629,135 and 6,993,572, which are owned by DDR Holdings. These patents claim e-commerce outsourcing systems and methods relating to the provision of outsourced e-commerce support pages having a common look and feel with a host’s website. The case was filed in the U.S. District Court for the Eastern District of Texas on January 31, 2006. The complaint seeks injunctive relief, declaratory relief, damages and attorneys’ fees. No substantive actions have taken place as yet in this case. We are currently evaluating our position with respect to this patent. We filed our Answer and asserted counterclaims of non-infringement and invalidity on March 27, 2006. This matter is at a very early stage, and we are unable to predict its outcome. We intend to vigorously defend ourselves in this matter.
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
Item 1A. Risk Factors
The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we currently deem immaterial also may impair our business operations. Our business, financial condition or results of operations could be materially adversely affected by any of these risks and the value of our common stock could decline due to any of these risks. This quarterly report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this report.
A loss of any client that accounts for a large portion of our revenue would cause our revenue to decline.
Sales of products for one software publisher client, Symantec Corporation, accounted for approximately 32.3% of our revenue during the first quarter of 2006. In addition, revenues derived from proprietary Digital River services sold to Symantec end-users and dealer network sales of Symantec products together amounted to approximately $13.6 million, or approximately 17.4% of total Digital River revenue. In addition, a limited number of other software and physical goods clients contribute a large portion of our annual revenue. Contracts with our clients are generally one or two years in length. If any one of these key contracts is not renewed or otherwise terminates, or if revenues from these clients decline for any other reason (such as competitive developments), our revenue would decline and our ability to sustain profitability would be impaired. If our contract with Symantec is not renewed or otherwise terminated, or if revenues from Symantec and Symantec-related services decline for any other reason, our revenue and our ability to sustain profitability could be materially adversely impaired. It is important to our ongoing success that we maintain our key client relationships and, at the same time, develop new client relationships.

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
We sell products and services to end-users outside the United States and we intend to continue expanding our international presence. In the first quarter of 2006, our international revenues represented approximately 40% of our total revenues. Expansion into international markets, particularly the European and Asia-Pacific regions, requires significant resources that we may fail to recover by generating additional revenue. Conducting business outside of the United States is subject to risks, including:
•	Changes in regulatory requirements and tariffs;

•	Uncertainty of application of local commercial, tax, privacy and other laws and regulations;

•	Reduced protection of intellectual property rights;

•	Difficulties in physical distribution for international sales;

•	Higher incidences of credit card fraud and difficulties in accounts receivable collection;

•	The burden and cost of complying with a variety of foreign laws;

•	The possibility of unionization of our workforce outside the United States, particularly inEurope; and

•	Political or economic constraints on international trade or instability.
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
Our quarterly and annual operating results are subject to fluctuations in demand for the products or services offered by us or our clients, such as anti-virus software and anti-spyware software. In particular, sales of anti-virus software represented a significant portion of our revenues in recent years and in the first quarter of 2006, and continue to be very important to our business. Demand for anti-virus software is subject to the unpredictable introduction of significant computer viruses. In February 2006, Microsoft Corporation announced plans to introduce products to protect businesses and consumers from computer viruses and other security risks. To the extent that Microsoft or others successfully introduce products or services not sold through our platform that are competitive with products and services sold by current Digital River clients (including anti-virus products and services), our revenues could be materially adversely affected.

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
The payment by end-users for the purchase of digital goods that we process is typically made by credit card or similar payment method. As a result, we must rely on banks or payment processors to process transactions, and must pay a fee for this service. From time to time, credit card associations may increase the interchange fees that they charge for each transaction using one of their cards. Any such increased fees will increase our operating costs and reduce our profit margins. We also are required by our processors to comply with credit card association operating rules, and we have agreed to reimburse our processors for any fines they are assessed by credit card associations as a result of processing payments for us. The credit card associations and their member banks set and interpret the credit card rules. Visa, MasterCard, American Express, or Discover could adopt new operating rules or re-interpret existing rules that we or our processors might find difficult to follow. We have had payment processing agreements with certain of our payment processors terminated due to violations of their rules, and although we have been able to successfully migrate to new processors, such migrations require significant attention from our personnel, and often result in higher fees and customer dissatisfaction. Any disputes or problems associated with our payment processors could impair our ability to give customers the option of using credit cards to fund their payments. If we were unable to accept credit cards, our business would be seriously damaged. We also could be subject to fines or increased fees from MasterCard and Visa if we fail to detect that merchants are engaging in activities that are illegal or activities that are considered “high risk,’’ primarily the sale of certain types of digital content. We may be required to expend significant capital and other resources to monitor these activities.

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
We require substantial working capital to fund our business. In January 2005, we filed a registration statement to increase our available shelf registration amount from approximately $55 million to $255 million. Of this amount, approximately $173 million was utilized to issue common stock in March 2006, leaving approximately $82 million available for future use. In addition, we filed an acquisition shelf for up to approximately 1.5 million shares. In February 2006, we filed a shelf registration that would allow us to sell an undetermined amount of equity or debt securities in accordance with the recently approved rules applying to “well-known seasoned issuers.’’ If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced and these equity securities may have rights, preferences or privileges senior to those of our common stock. In June 2004, we issued 1.25% convertible notes which require us to make interest payments and will require us to pay principal when the notes become due in 2024 or in the event of acceleration under certain circumstances, unless the notes are converted into our common stock prior to that. We may not have sufficient capital to service this or any future debt securities that we may issue, and the conversion of the notes into our common stock may result in further dilution to our stockholders. Our capital requirements depend on several factors, including the rate of market acceptance of our products, the ability to expand our client base, the growth of sales and marketing, and opportunities for acquisitions of other businesses. We have had significant operating losses and negative cash flow from operations since inception. Additional financing may not be available when needed, on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures, which would harm our operating results and adversely affect our ability to sustain profitability.

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
The European Union has adopted a privacy directive that regulates the collection and use of information that identifies an individual person. These regulations may inhibit or prohibit the collection and sharing of personal information in ways that could harm our clients or us. The globalization of Internet commerce may be harmed by these and similar regulations because the European Union privacy directive prohibits transmission of personal information outside the European Union. The United States and the European Union have negotiated an agreement providing a “safe harbor’’ for those companies who agree to comply with the principles set forth by the U.S. Department of Commerce and agreed to by the European Union. Failure to comply with these principles may result in fines, private lawsuits and enforcement actions. These enforcement actions can include interruption or shutdown of operations relating to the collection and sharing of information pertaining to citizens of the European Union.
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
Net revenues outside the United States accounted for approximately 40% of our net revenues in the first quarter of 2006. The results of operations of, and certain of our intercompany balances associated with, our internationally focused websites are exposed to foreign exchange rate fluctuations. Upon translation, net sales and other operating results from our international operations may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. If the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions will result in increased net revenues and operating expenses. Similarly, our net revenues and operating expenses will decrease if the U.S. dollar strengthens against foreign currencies. As we have expanded our international operations, our exposure to exchange rate fluctuations has become more pronounced. We do not currently have a currency hedging program to mitigate the effect of fluctuations of currency prices on our financial results. See Item 7A of Part II in our Annual Report on Form 10-K for the year ended December 31, 2005, for information demonstrating the effect on our consolidated statements of operations from changes in exchange rates versus the U.S. dollar.
Developments in accounting standards may cause us to increase our recorded expenses, which in turn would jeopardize our ability to demonstrate sustained profitability.
In January 2002, we adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets’’ (SFAS No. 142). The statement generally establishes that goodwill and intangible assets with indefinite lives are not amortized, but are to be tested on an annual basis for impairment and, if impaired, are recorded as an impairment charge in income from operations. As of March 31, 2006, we had goodwill with an indefinite life of $216.4 million from our acquisitions. If our goodwill is determined for any reason to be impaired, the subsequent accounting of the impaired portion as an expense would lower our earnings and jeopardize our ability to demonstrate sustained profitability. On January 1, 2006, we adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all stock-based compensation based on estimated fair values. Our operating results for the first quarter of 2006 contain, and our operating results for future periods will contain, a charge for stock-based compensation related to stock options, restricted stock grants and employee stock purchases. As a result of our adoption of SFAS 123(R), our earnings for the first quarter of 2006 were lower than they would have been had we not been required to adopt SFAS 123(R). This will continue to be the case for future periods.
Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.
Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and the NASDAQ Stock Market rules, have required an increased amount of management attention and external resources. We intend to invest all reasonably necessary resources to comply with evolving corporate governance and public disclosure standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

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
During the three months ended March 31, 2006, no shares were repurchased under the 2005 repurchase program. Approximately $36.6 million remains available for repurchases of our common stock.

				Approximate dollar
			Total number of	value of shares
	Total number	Average	shares purchased as	that may yet be
	shares of	price paid	part of publicly	purchased under the
Period	purchased	per share	announced plan	plan (in millions)
January 1, 2006 - January 31, 2006	—	—	—	$36.6
February 1, 2006 - February 28, 2006	—	—	—	$36.6
March 1, 2006 - March 31, 2006	—	—	—	$36.6

Total	—		—

Item 6. Exhibits
(a) Exhibits

EXHIBIT
NUMBER		DESCRIPTION OF DOCUMENTS

3.1	(1)	Amended and Restated Certificate of Incorporation, as amended, as currently in effect.
3.2	(2)	Amended and Restated Bylaws, as currently in effect.
4.1	(3)	Specimen of Common Stock Certificate.
4.2	(1)	Form of Senior Debt Indenture.
4.3	(1)	Form of Subordinated Debt Indenture.
4.4		References are made to Exhibits 3.1 and 3.2.
4.5	(4)	Indenture dated as of June 1, 2004 between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the Note.
10.26	(5)	Summary of Compensation Programs for Non-Employee Directors and Executive Officers.
12.1		Computation of Ratio of Earnings to Fixed Charges.
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as exhibits 3.1 and 3.3 and exhibits 4.5 and 4.6 to our Registration Statement on Form S-3, File No. 333-81626, filed on January 29, 2002, declared effective on February 12, 2002, and incorporated herein by reference.

(2)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001, and incorporated herein by reference.

(3)	Filed as an exhibit to our Registration Statement on Form S-1, File No. 333-56787, declared effective on August 11, 1998, and incorporated herein by reference.

(4)	Filed as exhibit 99.1 to our Current Report on Form 8-K, filed on July 13, 2004 and incorporated herein by reference.

(5)	Filed as exhibit 99.1 to our Current Report on Form 8-K filed on February 16, 2006.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2006	DIGITAL RIVER, INC.
	By:	/s/ THOMAS M. DONNELLY
Thomas M. Donnelly
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER		DESCRIPTION OF DOCUMENTS

3.1	(1)	Amended and Restated Certificate of Incorporation, as amended, as currently in effect.
3.2	(2)	Amended and Restated Bylaws, as currently in effect.
4.1	(3)	Specimen of Common Stock Certificate.
4.2	(1)	Form of Senior Debt Indenture.
4.3	(1)	Form of Subordinated Debt Indenture.
4.4		References are made to Exhibits 3.1 and 3.2.
4.5	(4)	Indenture dated as of June 1, 2004 between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the Note.
10.26	(5)	Summary of Compensation Programs for Non-Employee Directors and Executive Officers.
12.1		Computation of Ratio of Earnings to Fixed Charges.
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as Exhibits 3.1 and 3.3 and Exhibits 4.5 and 4.6 to our Registration Statement on Form S-3, File No. 333-81626, filed on January 29, 2002, declared effective on February 12, 2002, and incorporated herein by reference.

(2)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001, and incorporated herein by reference.

(3)	Filed as an exhibit to our Registration Statement on Form S-1, File No. 333-56787, declared effective on August 11, 1998, and incorporated herein by reference.

(4)	Filed as exhibit 99.1 to our Current Report on Form 8-K, filed on July 13, 2004 and incorporated herein by reference.

(5)	Filed as exhibit 99.1 to our Current Report on Form 8-K filed on February 16, 2006.