Form 10-Q
period 2006-06-30
DIGITAL RIVER INC /DE
filed 2006-08-09
CIK 1062530

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2006
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The number of shares of common stock outstanding at August 1, 2006 was 39,780,061 shares.

DIGITAL RIVER, INC.
Form 10-Q
Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DIGITAL RIVER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited)
	June 30,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$300,449	$131,770
Short-term investments	236,766	220,569
Accounts receivable, net of allowance of $820 and $1,023	38,116	34,883
Deferred income taxes	18,065	22,251
Prepaid expenses and other	7,581	3,741

Total current assets	600,977	413,214

Property and equipment, net	26,212	17,955
Goodwill	237,025	195,299
Intangible assets, net of accumulated amortization of $43,210 and $36,798	26,644	20,054
Deferred income taxes	4,132	10,444
Other assets	12,001	12,174

TOTAL ASSETS	$906,991	$669,140

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$120,298	$127,846
Accrued payroll	7,724	8,866
Deferred revenue	6,825	5,403
Accrued acquisition costs	7,312	5,651
Other accrued liabilities	32,697	21,210

Total current liabilities	174,856	168,976

NON-CURRENT LIABILITIES:
Convertible senior notes	195,000	195,000
Deferred income taxes	—	22

Total non-current liabilities	195,000	195,022

TOTAL LIABILITIES	369,856	363,998

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $.01 par value; 120,000,000 shares authorized; 39,767,881 and 35,033,741 shares issued and outstanding	397	350
Additional paid-in capital	508,809	315,489
Deferred compensation	—	(1,942)
Retained earnings/(accumulated deficit)	23,342	(6,324)
Accumulated other comprehensive income (loss)	4,587	(2,431)

Total stockholders’ equity	537,135	305,142

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$906,991	$669,140

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data; unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue	$71,277	$51,143	$149,291	$105,672
Costs and expenses:
Direct cost of services	1,914	1,187	3,777	2,488
Network and infrastructure	6,298	4,738	13,741	9,216
Sales and marketing	27,628	15,740	54,567	32,116
Product research and development	7,488	5,127	15,090	9,585
General and administrative	8,247	5,301	16,497	10,917
Depreciation and amortization	2,475	2,375	4,728	4,497
Amortization of acquisition-related intangibles	3,038	2,110	5,878	4,506

Total costs and expenses	57,088	36,578	114,278	73,325

Income from operations	14,189	14,565	35,013	32,347
Other income, net	6,392	891	9,327	2,046

Income before income tax expense	20,581	15,456	44,340	34,393

Income tax expense	7,292	5,230	14,674	10,130

Net income	$13,289	$10,226	$29,666	$24,263

Net income per share — basic	$0.34	$0.30	$0.79	$0.71

Net income per share — diluted	$0.30	$0.26	$0.70	$0.61

Shares used in per-share calculation — basic	39,452	34,176	37,386	34,097

Shares used in per-share calculation — diluted	45,458	41,154	43,319	41,347

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Six Months Ended
	June 30,
	2006	2005
OPERATING ACTIVITES:
Net income	$29,666	$24,263
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of acquisition-related intangibles	5,878	4,506
Change in accounts receivable allowance, net of acquisitions	126	(390)
Depreciation and amortization	4,728	4,497
Stock-based compensation expense related to stock options and employee stock purchase plans	6,932	—
Tax benefit of stock-based compensation	—	6,269
Excess tax benefits from stock-based compensation	(2,705)	—
Deferred and other income taxes	12,679	3,870
Change in operating assets and liabilities (net of acquisitions):
Accounts receivable	(622)	1,392
Prepaid and other assets	(2,538)	(475)
Accounts payable	(14,263)	(6,705)
Deferred revenue	553	633
Income tax payable	919	3,651
Accrued payroll and other accrued liabilities	2,624	(3,056)

Net cash provided by operating activities	43,977	38,455

INVESTING ACTIVITIES:
Purchases of investments	(103,413)	(69,089)
Sales of investments	86,913	53,227
Cash paid for acquisitions, net of cash received	(37,235)	(7,825)
Purchases of equipment and capitalized software	(9,162)	(6,021)

Net cash used in investing activities	(62,897)	(29,708)

FINANCING ACTIVITIES:
Proceeds from sales of common stock	172,700	—
Exercise of stock options	9,616	10,453
Sales of common stock under employee stock purchase plan	933	1,488
Repurchase of common stock	—	(3,205)
Excess tax benefits from stock-based compensation	2,705	—

Net cash provided by financing activities	185,954	8,736

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,645	(2,996)

NET INCREASE IN CASH AND CASH EQUIVALENTS	168,679	14,487
CASH AND CASH EQUIVALENTS, beginning of period	131,770	127,734

CASH AND CASH EQUIVALENTS, end of period	$300,449	$142,221

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest on Convertible Senior Notes	$1,219	$1,422

Cash paid for income taxes	$1,083	$—

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which in our opinion are necessary to fairly state our consolidated financial position, results of operations and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2006. The December 31, 2005 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States.
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
Research and Development and Software Development
Research and development expenses consist primarily of development personnel and non-employee contractor costs related to the development of new products and services, enhancement of existing products and services, quality assurance, and testing. Costs to develop software for internal use are required to be capitalized and amortized over the estimated useful life of the software in accordance with AICPA Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” During the six months ended June 30, 2006 and 2005, we capitalized $0 and $0.4 million, respectively, of software development costs.
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

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock-based compensation expense recognized during the period is based on the value of the portion of share-based awards that are ultimately expected to vest during the period. Stock-based compensation expense recognized in our Condensed Consolidated Statement of Operations for 2006 includes compensation expense for share-based awards granted prior to, but not yet vested, as of December 31, 2005 as well as compensation expense for the share-based payment awards granted subsequent to December 31, 2005. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of restricted stock is determined based on the number of shares granted and the closing price of our common stock on the date of grant. Compensation expense for all share-based payment awards are recognized using the straight-line amortization method over the vesting period. As stock-based compensation expense recognized in our Condensed Consolidated Statement of Operations for 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our pro forma information required under SFAS 123, for periods prior to 2006, accounted for forfeitures as they occurred.
SFAS 123(R) also requires the benefits of tax deductions in excess of recognized stock-based compensation expense be reported as a financing cash flow, rather than an operating cash flow as required prior to adoption of SFAS 123(R) in our Condensed Consolidated Statement of Cash Flows.
See Note 4 for further information regarding our stock-based compensation plans, condensed consolidated statement of operations classification of stock-based compensation expense, pro forma net earnings and net earnings per share for the second quarter of 2005 as if we had recorded stock-based compensation expense under the fair value method and assumptions used to measure stock-based compensation.
Recent Accounting Pronouncement
In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable. We have not yet determined the impact, if any, this interpretation will have on our results from operations or financial position.
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
Our diluted earnings per common share calculation included the dilutive impact of notes that are contingently convertible into approximately 4.4 million shares of common stock at a conversion price of $44.063 per share. See Note 6 for further information regarding our convertible senior notes.
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

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The table below sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Earnings per share — basic
Net income — basic	$13,289	$10,226	$29,666	$24,263
Weighted average shares outstanding — basic	39,452	34,176	37,386	34,097

Earnings per share — basic	$0.34	$0.30	$0.79	$0.71

Earnings per share — diluted
Net income — basic	13,289	10,226	29,666	24,263
Exclude: Interest expense and amortized financing cost of convertible senior notes, net of tax benefit	435	457	870	969

Net income — diluted	$13,724	$10,683	$30,536	$25,232

Weighted average shares outstanding — basic	39,452	34,176	37,386	34,097
Dilutive impact of non-vested stock and options outstanding	1,581	2,553	1,508	2,825
Dilutive impact of convertible senior notes	4,425	4,425	4,425	4,425

Weighted average shares outstanding — diluted	45,458	41,154	43,319	41,347

Net income per share — diluted	$0.30	$0.26	$0.70	$0.61

3. BUSINESS COMBINATIONS, GOODWILL AND INTANGIBLE ASSETS
In June 2006, we acquired all of the capital stock of MindVision, Inc. (MindVision) for approximately $25 million comprised of payments to stockholders of $21.2 million plus the assumption of approximately $3.7 million in liabilities. MindVision is a privately held e-commerce company based in Lincoln, Nebraska. The allocation of the purchase price of MindVision will be finalized upon completion of the analysis of the fair value of MindVision’s assets. The result of the allocation of the purchase price between amortizable costs and goodwill could have an impact on our future operating results.
In January 2006, we acquired all of the capital stock of Direct Response Technologies, Inc. (Direct Response) for approximately $15 million in cash. Direct Response, a provider of tools for managing affiliate networks, is a privately held company based in Pittsburgh, Pennsylvania. The agreement also provides Direct Response shareholders with an earn-out opportunity based on Digital River and Direct Response achieving certain revenue and earnings targets during the first three years subsequent to the acquisition. In the second quarter of 2006, we accrued $4 million for future earn-out payments. The allocation of the purchase price of Direct Response will be finalized upon completion of the analysis of the fair value of Direct Response’s assets. The result of the allocation of the purchase price between amortizable costs and goodwill could have an impact on our future operating results.
In December 2005, we acquired all of the capital stock of Commerce5, Inc. (Commerce5) for approximately $45 million in cash composed of payments to stockholders of $32.4 million plus payments of $12.7 million in liabilities. Commerce5, an outsourced e-commerce provider to high-tech and consumer electronics manufacturers, is headquartered in Aliso Viejo, California. The allocation of the purchase price of Commerce5 will be finalized upon completion of the analysis of the fair value of Commerce5’s assets. The result of the allocation of the purchase price between amortizable costs and goodwill could have an impact on our future operating results.
In March 2005, we acquired certain assets and assumed certain liabilities, vendor contracts and intellectual property of SWReg, an operating business of Atlantic Coast plc, a private limited UK company, for $8.8 million in cash. SWReg is a provider of e-commerce services for software authors. We also may make additional earn-out payments in cash based on achieving specific revenue and development goals over the first 12 months following the closing of the acquisition. As of June 30, 2006, earn-outs totaling $0.5 million have been recorded as goodwill as they were considered incremental to the purchase price.
In April 2004, we acquired element 5 AG (element 5), a privately held company based in Germany and a leading European e-commerce solution provider for software publishers. Under the terms of the acquisition, we paid $120 million in cash to acquire all of the outstanding shares of capital stock of element 5. We also agreed to pay up to an additional $2.5 million in cash based on element 5’s operating performance over the first 24 months following the closing of the acquisition.

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On January 18, 2005, we entered into an agreement with senior employees of element 5, pursuant to which these employees agreed to cease providing services to element 5 sixty days after the date of the agreement. Pursuant to the agreement, we also agreed to resolve a $12 million escrow associated with our acquisition of element 5 by distributing $10 million to the former element 5 shareholders, and $2 million to us. Certain adjustments also were made to our earn-out obligations under the April 2004 acquisition agreement. These earn-out amounts have been recorded as additional goodwill as they were incremental to the purchase price.
We have recorded a net of $5.4 million as part of the acquisition cost of element 5 related to these acquisition restructuring plans of which $650,000 remained as of June 30, 2006. The following table provides detail on the activity and our remaining accrual balance by category as of June 30, 2006 (in thousands):

	Accrual			Accrual			Accrual		Accrual
	April 16,	Net		December	Adjust-		December		June 30,
	2004	Additions	Charges	31, 2004	ments	Charges	31, 2005	Charges	2006

Shareholder escrow	$—	$2,500	$—	$2,500	$—	$(1,250)	$1,250	$(1,250)	$—
Employee severance costs	700	2,100	(400)	2,400	(200)	(1,250)	950	(300)	650
Facilities consolidation	200	100	(300)	—	—	—	—	—	—

Total	$900	$4,700	$(700)	$4,900	$(200)	$(2,500)	$2,200	$(1,550)	$650

As of June 30, 2006, there was an estimated potential for future earn-outs of approximately $4.3 million in excess of the $5.5 million in earn-outs included in accrued acquisition costs. Any of the estimated maximum potential future earn-out beyond the $5.5 million accrual will result in additional goodwill.
The Condensed Consolidated Financial Statements include the operating results of each business from the date of acquisition. The following unaudited pro forma condensed results of operations for the three and six months ended June 30, 2006 and 2005 have been prepared as if each of the acquisitions had occurred on January 1, 2005 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue	$72,583	$56,114	$152,749	$116,127
Income from operations	13,996	13,721	34,631	30,297
Net income	13,110	9,244	29,064	22,698

Basic net income per share	$0.33	$0.27	$0.78	$0.67
Diluted net income per share	$0.30	$0.24	$0.69	$0.58
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
We complete our annual impairment test in the fourth quarter of each fiscal year, and reassess any intangible assets, including goodwill, recorded in connection with earlier acquisitions. There was no impairment of goodwill or other intangible assets in the three and six months ended June 30, 2006 and 2005.

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Information regarding our other intangible assets is as follows (in thousands):

	As of June 30, 2006
	Carrying Amount	Accumulated	Carrying Amount
	Gross	Amortization	Net
Customer relationships	$41,826	$25,139	$16,687
Non-compete agreements	5,860	4,685	1,175
Technology/tradename	22,168	13,386	8,782

Total	$69,854	$43,210	$26,644

	As of December 31, 2005
	Carrying Amount	Accumulated	Carrying Amount
	Gross	Amortization	Net
Customer relationships	$34,666	$21,103	$13,563
Non-compete agreements	5,121	4,300	821
Technology/tradename	17,065	11,395	5,670

Total	$56,852	$36,798	$20,054

Amortization expense for the three months ended June 30, 2006 and 2005 was $3.0 million and $2.1 million, respectively and $5.9 million and $4.5 million for the six months ended June 30, 2006 and 2005 respectively. Estimated amortization expense for the remaining life of the intangible assets, based on intangible assets as of June 30, 2006, is as follows (in thousands):

Year
2006	6,558
2007	8,218
2008	5,708
2009	4,762
2010	1,002
2011	396

Total	$26,644

4. STOCK-BASED COMPENSATION PLANS
     Option and Restricted Stock Awards
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
     As of June 30, 2006, there were 1,550,251 shares available for future awards under our 1998 Plan. The number of shares available has been reduced by three shares for every two shares granted under the stock award plan that does not provide for full payment by the participant.
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

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     A summary of the changes in outstanding options under the 1998 Plan is as follows:

				Weighted
	Shares		Options	Average
	Available	Options	Price	Price
	for Grant	Outstanding	Per Share	Per Share
Balance, December 31, 2004	2,456,343	5,714,740	$1.69 - $31.13	$13.94
Granted	(846,678)	846,678	23.90 - 30.69	28.15
Exercised		(1,719,114)	1.69 - 30.69	13.50
Canceled/expired	318,919	(318,919)	3.88 - 27.40	15.15

Balance, December 31, 2005	1,928,584	4,523,385	2.59 - 31.13	16.69
Granted	(308,500)	308,500	29.75 - 45.24	35.20
Restricted stock effect on shares available for grant	(128,250)	N/A	N/A	N/A
Exercised		(570,299)	2.59 - 31.13	16.86
Canceled/expired	58,417	(58,417)	2.59 - 27.40	18.93

Balance, June 30, 2006	1,550,251	4,203,169	$2.59 - $45.24	$17.99

     The total pretax intrinsic value of options exercised during the six months ended June 30, 2006 was $13.3 million.
     The following table summarizes significant ranges of outstanding and exercisable options under our 1998 Plan as of June 30, 2006:

	Options Outstanding				Options Exercisable
		Weighted	Weighted	Aggregate		Weighted	Aggregate
	Number	Average	Average	Intrinsic	Number	Average	Intrinsic
Exercise Price	Outstanding	Life Remaining	Price	Value	Exercisable	Price	Value

$1.69 - $ 3.88	136,496	2.6 years	$3.04	$5,098,520	136,496	$3.04	$5,098,520
4.56 - 7.55	934,186	4.9 years	5.38	32,707,501	917,468	5.34	32,157,152
9.13 - 13.92	835,957	6.3 years	11.54	24,120,661	591,304	11.86	16,870,587
16.72 - 22.98	839,579	7.1 years	22.03	15,417,129	543,244	22.29	9,832,461
23.01 - 31.13	1,200,451	8.4 years	27.27	15,753,948	260,754	26.79	3,546,174
31.14 - 45.24	256,500	9.7 years	36.30	1,163,280	13,218	35.13	69,506

$1.69 - $31.13	4,203,169	6.8 years	$17.99	$94,261,040	2,462,484	$12.95	$67,574,401

     The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $40.39 as of June 30, 2006, which would have been received by the option holders had those option holders exercised their options as of that date.
     A summary of the changes in restricted stock under our 1998 Plan as of June 30, 2006 is as follows:

Weighted
	Restricted	Average
	Stock	Intrinsic Value
Non-Vested Balance, December 31, 2005	—	$—
Granted	85,500	39.45
Vested	—	—
Forfeited	—	—

Non-Vested Balance, June 30, 2006	85,500	$39.45

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Employee Stock Purchase Plan
     We also sponsor an employee stock purchase plan under which 1,200,000 shares have been reserved for purchase by employees. The purchase price of the shares under the plan is the lesser of 85% of the fair market value on the first or last day of the offering period. Offering periods are currently every six months ending on June 30 and December 31. Employees may designate up to ten percent of their compensation for the purchase of shares under the plan. Total shares purchased by employees under the plan were 37,000 shares for the six months ended June 30, 2006, and 83,000 shares and 51,000 shares in the years ended December 31, 2005 and 2004, respectively. There were 591,119 shares still reserved under the plan as of June 30, 2006.
     Inducement Equity Incentive Plan
     Effective on December 14, 2005, in connection with our acquisition of Commerce5, Inc., we adopted an Inducement Equity Incentive Plan (the “Inducement Plan”) initially for Commerce5 executives who joined Digital River as a result of the acquisition, or other personnel who join us after the date of the Inducement Plan adoption. A total of 87,500 restricted shares of Digital River stock may be issued under the Inducement Plan, subject to vesting. In December 2005, we issued 63,750 shares under the Inducement Plan. In January 2006, we issued the remaining 23,750 shares. In accordance with the NASDAQ rules, no stockholder approval was required for the Inducement Plan.
     Expense Information under SFAS 123(R)
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Costs and expenses
Direct cost of services	$218	$—	$432	$—
Network and infrastructure	84	—	170	—
Sales and marketing	1,323	—	2,612	—
Product research and development	591	—	1,176	—
General and administrative	1,303	—	2,542	—

Stock-based compensation included in costs and expenses	3,519	—	6,932	—
Tax benefit	(1,309)	—	(2,579)	—

Stock-based compensation expense, net of tax	$2,210	$—	$4,353	$—

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reflects net income and basic and diluted net income per share for the three and six months ended June 30, 2006 compared with the pro forma information for the three and six months ended June 30, 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
		Pro forma		Pro forma
	2006	2005	2006	2005
Net income, as reported for prior periods (1)	N/A	$10,226	N/A	$24,263
Stock-based compensation expense	$(3,519)	(3,347)	$(6,932)	(6,581)
Tax benefit (2)	1,309	—	2,579	—

Stock-based compensation expense, net of tax (3)	(2,210)	(3,347)	(4,353)	(6,581)

Net income, including the effect of stock-based compensation expense (4)	$13,289	6,879	$29,666	17,682

Basic net income per share — as reported for prior periods (1)	N/A	$0.30	N/A	$0.71

Diluted net income per share — as reported for prior periods (1)	N/A	$0.26	N/A	$0.61

Basic net income per share, including the effect of stock-based compensation expense (4)	$0.34	$0.20	$0.79	$0.52

Diluted net income per share, including the effect of stock-based compensation expense (4)	$0.30	$0.18	$0.70	$0.45

(1)	Net income and net income per share prior to 2006 did not include stock-based compensation expense under SFAS 123 because we did not adopt the recognition provisions of SFAS 123.

(2)	No tax benefit was recorded prior to the removal of the valuation allowance on certain deferred tax assets in the fourth quarter of 2005.

(3)	Stock-based compensation expense prior to 2006 is calculated based on the pro forma application of SFAS 123.

(4)	Net income and net income per share prior to 2006 represents pro forma information based on SFAS 123.
     Valuation Information under SFAS 123(R)
The weighted-average fair value of stock options granted during the three months ended June 30, 2006 and 2005 were $15.88 and $15.28 per share, respectively, using the Black-Scholes option pricing model with the following weighted average assumptions:

	Six Months Ended
	June 30,
	2006	2005
Risk-free interest rate	4.7%	4.0%
Expected life (years)	3.14	4
Volatility factor	0.60	0.93
Expected dividends	—	—
The risk-free interest rate assumption is based on observed interest rates appropriate for the term of our stock options. The expected life of stock options represents the weighted-average period the stock options are expected to remain outstanding and is based on historical exercise patterns. We used historical closing stock price volatility for a period equal to the expected term of the options granted. The dividend yield assumption is based on our history and expectation of future dividend payouts.
As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the second quarter of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In our pro forma information required under SFAS 123 for the periods prior to 2006, we accounted for forfeitures as they occurred.

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
At June 30, 2006, there was approximately $24 million of total unrecognized stock-based compensation expense, adjusted for estimated forfeitures, related to unvested share-based awards. Unrecognized stock-based compensation expense is expected to be recognized over the next 4.4 years on a weighted average basis and will be adjusted for any future changes in estimated forfeitures.
5. INCOME TAXES
For the three months ended June 30, 2006, our tax expense was $7.3 million. Tax expense consists of approximately $9.2 million of current U.S and state tax expense, $0.4 million current foreign tax expense, $2.2 million deferred U.S. and state tax benefit, and $0.1 million of deferred foreign tax benefit.
Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax expense recorded for the three months ended June 30, 2006 generally reflects changes in all categories of deferred tax assets and liabilities. Utilization of U.S. tax loss carryforwards related to non-qualifying stock option deductions does not effect deferred tax expense as the effect is recorded as an increase to additional paid in capital.
During the quarter we also realized current deductions related to stock option expense. These deductions related to options granted, vested or exercised both before and after the adoption of SFAS 123(R). Accordingly, we recorded current tax expense that resulted in an increase in additional paid in capital related to options granted and vested prior to the adoption of SFAS 123(R), as well as recording a deferred tax asset related to options that vested during the quarter.
During the three month period ended June 30, 2006, we recorded tax expense at a rate that reflects the estimated impact of recent changes in foreign operations. We established new locations in Shannon, Ireland and Luxembourg. We transferred existing non-U.S. operations to these locations and expanded these operations in order to more effectively manage current international activity and facilitate further international growth. We commenced business operations in these locations on April 1, 2006. We have also established in the past 18 months, or are in the process of establishing, operations in Taiwan, Japan, Korea and Brazil. These operating changes may reduce our effective tax rate from prior quarters.
As of June 30, 2006, we had net U.S. tax loss carryforwards of approximately $82.4 million, and foreign tax loss carryforwards of $4.8 million. The U.S. amount consists of $40.4 million of deductions resulting from exercise of stock options and $42.0 million of acquired net operating losses. The U.S. tax loss carryforwards expire in the years 2020 through 2025.
The acquired net operating losses give rise to deferred tax assets for which we believe a full valuation allowance is required under GAAP. This valuation allowance is due to anticipated limitations, including limitations under Section 382 of the Internal Revenue Code, on acquired losses. Any future release of this valuation allowance will reduce goodwill.
6. LONG-TERM DEBT
In 2004 we sold and issued $195 million in aggregate principal amount of 1.25% convertible senior notes due January 1, 2024 (Notes), in a private, unregistered offering. The Notes were sold at 100% of their principal amount.
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

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In the second quarter of 2006 and 2005, we incurred interest expense of $0.6 million and $0.6 million, respectively, on the Notes and made no interest payments. Interest expense on the Notes for the six months ended June 30, 2006 and June 30, 2005 was $1.2 million and $1.2 million, respectively.

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
Our clients include many of the largest software and high-tech products companies and major retailers of these products, including Allume Systems, Inc., Autodesk, Inc., CompUSA, Inc., Hewlett Packard Company, Lexmark, Inc., McAfee, Inc., Microsoft Corporation, OfficeMax Incorporated., Nuance Communications Inc, Symantec Corporation, Trend Micro, Inc. and Webroot Software, Inc.
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
Stock-based compensation expense recognized during the period is based on the value of the portion of share-based awards that are ultimately expected to vest during the period. Stock-based compensation expense recognized in our Condensed Consolidated Statement of Operations for the second quarter of 2006 include compensation expense for share-based awards granted prior to, but not yet vested, as of December 31, 2005 as well as compensation expense for the share-based payment awards granted subsequent to December 31, 2005. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of restricted stock is determined based on the number of shares granted and the closing price of our common stock on the date of grant. Compensation expense for all share-based payment awards are recognized using the straight-line amortization method over the vesting period. As stock-based compensation expense recognized in our Condensed Consolidated Statement of Operations for the second quarter of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
As a result of adopting Statement 123(R) on January 1, 2006, our income before income taxes and net income for the three months ended June 30, 2006 are $3,519 and $2,210 lower, respectively, than if we had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the three months ended June 30, 2006 are $0.05 and $0.05 lower, respectively, than if we had continued to account for share-based compensation under APB 25. Our income before income taxes and net income for the six months ended June 30, 2006, are $6,932 and $4,353 lower, respectively, than if we had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the six months ended June 30, 2006 are $0.12 and $0.11 lower, respectively, than if we had continued to account for share-based compensation under APB 25.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue	100.0%	100.0%	100.0%	100.0%

Cost of Revenue (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	2.7	2.3	2.5	2.3
Network and infrastructure	8.8	9.3	9.2	8.7
Sales and marketing	38.7	30.8	36.5	30.4
Product research and development	10.5	10.0	10.1	9.1
General and administrative	11.6	10.4	11.1	10.3
Depreciation and amortization	3.5	4.6	3.2	4.3
Amortization of acquisition related costs	4.3	4.1	3.9	4.3

Total costs and expenses	80.1	71.5	76.5	69.4

Income from operations	19.9	28.5	23.5	30.6
Other income/(expense), net	8.9	1.7	6.2	2.0

Income before income tax expense	28.8	30.2	29.7	32.6
Income tax expense	10.2	10.2	9.8	9.6

Net income	18.6%	20.0%	19.9%	23.0%

We acquired SWReg in March 2005, Commerce 5, Inc. in December 2005, Direct Response Technologies, Inc. in January 2006 and MindVision, Inc. in June 2006. Accordingly, our operations during the three months and six months ended June 30, 2006 included certain revenue and expenses of these acquired operations, with no corresponding revenue and expenses during the same periods of 2005.
REVENUE. Our revenue increased to $71.3 million for the three months ended June 30, 2006 from $51.1 million for the same period in the prior year, an increase of $20.1 million, or 39.4%. For the six months ended June 30, 2006, revenue totaled $149.3 million, an increase of $43.6 million, or 41.3%, from revenue of $105.7 million in the same period of the prior year. The increase was primarily attributable to higher online sales activity across our client base, increased sales from international sites, expanded strategic marketing activities with a larger number of clients, and acquisitions made during 2005 and 2006.
International sales were approximately 42% and 39% of total sales in the three month period ended June 30, 2006 and 2005, respectively, and approximately 41% and 38% of total sales for the six month period ended June 30, 2006 and 2005, respectively. That growth is attributable to a larger number of international stores being operated for our clients as well as the European outsourced e-commerce providers we acquired in 2004 and 2005.
DIRECT COST OF SERVICES. Our direct cost of services line item primarily includes the personnel costs and costs related to product fulfillment, physical on demand, our proprietary back-up CD production and client-specific dedicated costs. Direct cost of service expense was $1.9 million for the three months ended June 30, 2006, up from $1.2 million for the same period in the prior year. For the six months ended June 30, 2006, direct cost of service expense was $3.8 million, up from $2.5 million for the same period of the prior year. The increase resulted primarily from (i) personnel added to serve new clients, and to handle increased transaction volumes, (ii) recent acquisitions and (iii) stock-based compensation expense related to employee stock options and employee stock purchases recognized under SFAS 123(R). We currently believe that direct cost of services will increase in absolute dollars in 2006 compared to 2005 as we continue to expand our worldwide fulfillment capacity in order to meet anticipated shipment volumes from sales, and expense related to stock-based compensation. See Note 4 – “Stock-Based Compensation,” in the consolidated financial statements for a discussion of the impact of SFAS 123(R), “Share Based Payment,” which we adopted on January 1, 2006.

NETWORK AND INFRASTRUCTURE. Our network and infrastructure expense line item primarily includes the personnel costs and related expenses to operate and maintain our technology platforms, customer service, data communication and data center operations. Network and infrastructure expense was $6.3 million for the three months ended June 30, 2006, up from $4.7 million for the same period in the prior year. For the six months ended June 30, 2006, network and infrastructure expense was $13.7 million, up from $9.2 million for the same period in the prior year. The increase resulted primarily from personnel added to support our revenue growth as well as those gained through acquisition of other businesses, and from stock-based compensation expense related to employee stock options and employee stock purchases recognized under SFAS 123(R). We currently believe that network and infrastructure expenses will increase in absolute dollars in 2006 compared to 2005 as we continue to expand our worldwide customer service capacity, as we expand the number of operating global data centers, expected increased network usage, which will drive higher Internet connection charges, and as we record expense related to stock-based compensation. See Note 4 – “Stock-Based Compensation,” in the consolidated financial statements for a discussion of the impact of the adoption of SFAS 123(R), “Share Based Payment,” which we adopted on January 1, 2006.
SALES AND MARKETING. Our sales and marketing expense line item primarily includes personnel costs and related expenses, advertising, promotional and product marketing expenses, credit card transaction and other payment processing fees, credit card chargebacks and bad debt expense. Sales and marketing expense increased to $27.6 million for the three months ended June 30, 2006 from $15.7 million for the same period in the prior year, an increase of $11.9 million, or 75.5%. Sales and marketing expense increased to $54.6 million for the six months ended June 30, 2006 from $32.1 million for the same period in the prior year, an increase of $22.5 million, or 69.9%. The increase primarily resulted from credit card fees directly associated with the increase in revenue and additional sales, the addition of new, international payment methods, personnel and related expenses to support our growth initiatives, costs from recent acquisitions, and stock-based compensation expense related to employee stock options and employee stock purchases recognized under SFAS 123(R). As a percentage of revenue, sales and marketing expense was 38.7% and 36.5% in the three months and six months ended June 30, 2006, compared to 30.8% and 30.4% for the same periods in the prior year. During the first half of 2006, we continued to expand our presence in global markets, our strategic marketing services programs, and our oneNetwork affiliate program. We currently believe that sales and marketing expenses will increase in absolute dollars in 2006 compared to 2005, as we continue to grow and expand our reach to clients, as we continue to offer increased levels of strategic marketing services, as we incur costs for acquisitions completed in 2005 and 2006, and as we record expense related to stock-based compensation. See Note 4 – “Stock-Based Compensation,” in the consolidated financial statements for a discussion of the impact of SFAS 123(R), “Share Based Payment,” which we adopted on January 1, 2006.
PRODUCT RESEARCH AND DEVELOPMENT. Our product research and development expense line item includes the costs of personnel and related expenses associated with developing and enhancing our technology platforms and related systems. Product research and development expense increased to $7.5 million and $15.1 million, respectively, for the three and six months ended June 30, 2006 from $5.1 million and $9.6 million for the same periods in the prior year, an increase of $2.4 million, or 46.1%, and $5.5 million, or 57.4%, respectively. The increase was primarily driven by increases in personnel-related expenses to support our growth initiatives, costs from recent acquisitions and stock-based compensation expense related to employee stock options and employee stock purchases recognized under SFAS 123(R). During the first half of 2006, we continued to advance our remote-control technology, as well as the international and e-marketing capabilities. We capitalized approximately $0.0 million and $0.4 million of software development costs related to these efforts in the six months ended June 30, 2006 and 2005, respectively. We did not capitalize any material costs related to software development during the six months ended June 30, 2006 and do not expect to capitalize any such costs for the balance of 2006. As a percentage of revenue, product research and development expense was 10.5% and 10.1% in the three and six months ended June 30, 2006, compared to 10.0% and 9.1% for the same periods in the prior year. We currently believe that product research and development expenses will increase in absolute dollars in 2006 compared to 2005, as a result of (i) continued investments in product development required to remain competitive, (ii) costs from acquisitions completed in 2005 and 2006, and (iii) recording expense related to stock-based compensation. See Note 4 – “Stock-Based Compensation,” in the consolidated financial statements for a discussion of the impact of SFAS 123(R), “Share Based Payment,” which we adopted on January 1, 2006.
GENERAL AND ADMINISTRATIVE. Our general and administrative expense line item primarily includes the costs of executive, accounting, and administrative personnel and related expenses, insurance expense, and professional fees for legal, tax and audit services. General and administrative expenses increased to $8.2 million and $16.5 million, respectively, for the three and six months ended June 30, 2006 from $5.3 million and $10.9 million for the same periods in the prior year, an increase of $2.9 million, or 55.6%, and $5.6 million, or 51.1%, respectively. The increase resulted primarily from the addition of personnel and facilities to support our global expansion, such as our offices in Ireland and Luxembourg, as well as those gained through acquisition of other businesses, and from stock-based compensation expense related to employee stock options and employee stock purchases recognized under SFAS 123(R). As a percentage of revenue, general and administrative expense was 11.6% and 11.1% for the three and six months ended June 30, 2006, compared to 10.4% and 10.3% for the same periods in the prior year. We currently believe that general and administrative expenses will increase in absolute dollars in 2006 compared to 2005, as we (i) continue to invest in our infrastructure to support our continued organic growth, (ii) incur costs from acquisitions completed in 2005 and 2006 and (iii) record expense related to stock-based compensation. See Note 4 – “Stock-Based Compensation,” in the consolidated financial statements for a discussion of the impact of SFAS 123(R), “Share Based Payment,” which we adopted on January 1, 2006.

AMORTIZATION OF ACQUISITION-RELATED INTANGIBLES. Our amortization of acquisition-related intangibles line item consists of amortization of intangible assets recorded from 13 of our acquisitions during the past four years. Amortization of acquisition-related intangible assets was $3.0 million and $5.9 million, respectively, for the three and six months ended June 30, 2006 compared to $2.1 million and $4.5 million for the same periods in the prior year. The increase was due to additional amortizable assets acquired throughout 2005 and the first half of 2006. We have purchased, and expect to continue purchasing, assets or businesses, which may include the purchase of intangible assets.
OTHER INCOME, NET. Our other income, net line item is the total of interest income on our cash, cash equivalents and short-term investments, interest expense on our debt and foreign currency transaction gains and losses. Interest income was $5.8 million and $9.2 million, respectively, for the three and six months ended June 30, 2006 compared to $2.3 million and $4.1 million for the same periods in the prior year. Interest expense was $0.6 million and $1.2 million, respectively, for the three and six months ended June 30, 2006 compared to $0.6 million and $1.2 million for the same periods in the prior year. Gains from foreign currency remeasurement were $1.2 million and $1.3 million, respectively, for the three and six months ended June 30, 2006 compared to losses of $0.7 million and $0.8 million for the same periods in the prior year. Gains and losses from the sale of investments were immaterial for the three and six months ended June 30, 2006 and 2005.
INCOME TAXES. For the three months ended June 30, 2006, our tax expense was $7.3 million, made up of approximately $9.6 million of current tax expense and $2.3 million of deferred tax benefit. For the three months ended June 30, 2005, our tax expense was $5.2 million, made up of $4.3 million related to domestic and $0.9 million to foreign operations.
During the three month period ended June 30, 2006, we recorded tax expense at a rate that reflects the estimated impact of recent changes in foreign operations. We established new locations in Shannon, Ireland and Luxembourg. We transferred existing non-U.S. operations to these locations and expanded these operations in order to more effectively manage current international activity and facilitate further international growth. We commenced business operations in these locations on April 1, 2006. We have also established in the past 18 months, or are in the process of establishing, operations in Taipei, Taiwan, Tokyo, Japan, Seoul, Korea and Rio de Janeiro, Brazil. These operating changes may reduce our effective tax rate from prior quarters.
As of June 30, 2006, we had net U.S. tax loss carryforwards of approximately $82.4 million, and foreign tax loss carryforwards of $4.8 million. The U.S. amount consists of $40.4 million of deductions resulting from exercise of stock options and $42.0 million of acquired net operating losses. The tax loss carryforwards from exercise of stock options expire in the years 2020 through 2024. The acquired net operating losses expire in the years 2020 through 2025 and are subject to other deductibility restrictions discussed below.
In prior years, there was uncertainty of future realization of the deferred tax assets resulting from temporary differences and from tax loss carryforwards from operations and stock option deductions, therefore a valuation allowance equal to the deferred tax assets was recorded. At December 31, 2005, we evaluated our deferred tax assets related to tax loss carryforwards from stock option deductions and other items and concluded that the valuation allowance should be reversed. We met the requirements under GAAP as we believe it is more likely than not that we will realize the benefit of these deferred tax assets. This conclusion was based primarily on our earnings history over the last three years as well as our expected future taxable income. The impact on U.S. taxable income of future stock option deductions should not reduce taxable income to a level that would jeopardize this conclusion or unreasonably extend the period in which we may recognize the tax benefit associated with these deferred tax assets.
We also have evaluated our deferred tax assets related to acquired operating losses and we believe a full valuation allowance for these assets is required under GAAP. This valuation allowance is due to anticipated limitations, including limitations under Section 382 of the Internal Revenue Code, on acquired losses. Any future release of this valuation allowance will reduce goodwill.
Off Balance Sheet Arrangements
None

Liquidity and Capital Resources
As of June 30, 2006, we had $300.4 million of cash and cash equivalents, $236.8 million of short-term investments and working capital of approximately $426.1 million. Significant components of our working capital are cash and cash equivalents, short term investments and short term receivables net of client and merchant payables. Our primary source of internal liquidity is our operating activities. Net cash provided by operating activities for the six months ended June 30, 2006 and 2005 was $44.0 million and $38.5 million, respectively. Net cash provided by operating activities during the first half of 2006 and 2005 was primarily the result of net income adjusted for non-cash expenses, partially offset by a decrease in accounts payable and increase in accounts receivable. Due to our adoption of SFAS 123(R), as of January 1, 2006, the impact of the excess tax benefits of stock-based compensation, defined as the benefits of a tax deduction for share-based payment expenses that exceeds the recognized compensation expenses, is now reported under financing activities with a corresponding deduction from operating activities in our Condensed Consolidated Statements of Cash Flows.
Net cash used in investing activities for the six months ended June 30, 2006 was $62.9 million and was the result of net purchases of investments of $16.5 million, cash paid for acquisitions net of cash received of $37.2 million, and purchases of capital equipment of $9.2 million. In January 2006, we acquired Direct Response Technologies, Inc. for approximately $15.0 million in cash, and in June 2006, we acquired MindVision for approximately $21.2 million in cash payments to stockholders plus the assumption of certain liabilities. Net cash used in investing activities for the six months ended June 30, 2005 was $29.7 million and was the result of net purchases of investments of $15.9 million, cash paid for acquisitions net of cash received of $7.8 million, and purchases of capital equipment of $6.0 million. In March 2005, we acquired SWReg, an operating business of Atlantic Coast plc, a private limited UK company, for $8.8 million in cash.
Net cash provided by financing activities during the six months ended June 30, 2006 was $186.0 million. In March 2006, we sold 4.0 million shares of our common stock. The offering provided net proceeds of $172.7 million, and was made pursuant to a shelf registration statement previously filed with the Securities and Exchange Commission. In addition, proceeds of $10.5 million were provided by the sale of stock through the exercise of stock options and the employee stock purchase plan. Net cash provided by financing activities during the six months ended June 30, 2005 was $8.7 million from the sale of stock through the exercise of stock options and purchases through the employee stock purchase plan totaling $11.9 million partially offset by $3.2 million repurchases of common stock.
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
The following table summarizes our principal contractual commitments as of June 30, 2006:

	Payment due by period (in thousands)
	Total Amount	Jul-Dec			2011 and
Contractual Obligations	Committed	2006	2007-2008	2009-2010	Thereafter
Operating Lease Obligations	$7,677	$1,671	$4,755	$1,251	$0
Convertible Senior Notes	$237,656	$1,219	$4,875	$4,875	$226,687
Total	$245,333	$2,890	$9,630	$6,126	$226,687
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

With respect to our convertible senior notes, we are required to pay interest on the notes on January 1 and July 1 of each year so long as the notes are outstanding. On July 3, 2006 we paid $1.2 million in interest for the period January 1 through June 30, 2006. The notes bear interest at a rate of 1.25% and, if specified conditions are met, are convertible into our common stock at a conversion price of $44.063 per share. The notes may be surrendered for conversion under certain circumstances, including the satisfaction of a market price condition, such that the price of our common stock reaches a specified threshold; the satisfaction of a trading price condition, such that the trading price of the notes falls below a specified level; the redemption of the notes by us, the occurrence of specified corporate transactions, as defined in the related indenture; and the occurrence of a fundamental change, as defined in the related indenture. The initial conversion price is equivalent to a conversion rate of approximately 22.6948 shares per $1,000 of principal amount of the notes. We will adjust the conversion price if certain events occur, as specified in the related indenture, such as the issuance of our common stock as a dividend or distribution or the occurrence of a stock subdivision or combination. In addition, contingent interest is required to be paid to holders if certain conditions are met. If a fundamental change, such as a change in our control, as defined in the related indenture, occurs on or before January 1, 2009, we may also be required to purchase the notes for cash and pay an additional make whole premium payable in our common stock upon the repurchase or conversion of the notes in connection with the fundamental change. Holders of the notes have the right to require us to repurchase their notes prior to maturity on January 1, 2009, 2014 and 2019. We have the right to redeem the notes, under certain circumstances, on or after July 1, 2007 and prior to January 1, 2009, and we may redeem the notes at anytime on or after January 1, 2009.
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

Item 3. Qualitative and Quantitative Disclosure About Market Risk
Interest Rate Risk
Our portfolio of cash equivalents and short-term investments is maintained in a variety of securities, including government obligations and money market funds. Investments are classified as available-for-sale securities and carried at their market value with cumulative unrealized gains or losses recorded as a component of “accumulated other comprehensive income/(loss)” within stockholders’ equity. At June 30, 2006, all securities held had maturities or reset dates of less than three years. A sharp rise in interest rates could have an adverse impact on the market value of certain securities in our portfolio. We do not currently hedge our interest rate exposure and do not enter into financial instruments for trading or speculative purposes or utilize derivative financial instruments.
At June 30, 2006, we had long-term debt of $195 million associated with our 1.25% convertible senior notes which are due in 2024. The market value of our long-term debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.
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

Item 4. Controls and Procedures
(a)	Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934) were effective in providing reasonable assurance that material information required to be disclosed by us in this Form 10-Q was recorded, processed, summarized and reported in a timely manner.

(b)	During the quarter ended June 30, 2006, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
DDR Holdings, LLC has brought a claim against us and several other defendants regarding United States Patents No. 6,629,135 and 6,993,572, which are owned by DDR Holdings. These patents claim e-commerce outsourcing systems and methods relating to the provision of outsourced e-commerce support pages having a common look and feel with a host’s website. The case was filed in the U.S. District Court for the Eastern District of Texas on January 31, 2006. The complaint seeks injunctive relief, declaratory relief, damages and attorneys’ fees. We have denied infringement of any valid claim of the patents-in-suit, and have asserted counter-claims which seek a judicial declaration that the patents are invalid and not infringed. We intend to vigorously defend ourselves in this matter.
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
Item 1A. Risk Factors
The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we currently deem immaterial also may impair our business operations. Our business ,financial condition or results of operations could be materially adversely affected by any of these risks and the value of our common stock could decline due to any of these risks. This quarterly report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this report.
A loss of any client that accounts for a large portion of our revenue would cause our revenue to decline.
Sales of products for one software publisher client, Symantec Corporation, accounted for approximately 29.5% of our revenue during the second quarter of 2006. In addition, revenues derived from proprietary Digital River services sold to Symantec end-users and dealer network sales of Symantec products together accounted for approximately 15.9% of total Digital River revenue. In addition, a limited number of other software and physical goods clients contribute a large portion of our annual revenue. Contracts with our clients are generally one or two years in length. If any one of these key contracts is not renewed or otherwise terminates, or if revenues from these clients decline for any other reason (such as competitive developments), our revenue would decline and our ability to sustain profitability would be impaired. If our contract with Symantec is not renewed or otherwise terminated, or if revenues from Symantec and Symantec-related services decline for any other reason, our revenue and our ability to sustain profitability could be materially adversely impaired. It is important to our ongoing success that we maintain our key client relationships and, at the same time, develop new client relationships.
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
We sell products and services to end-users outside the United States and we intend to continue expanding our international presence. In the second quarter of 2006, our sales to international consumers represented approximately 42% of our total sales. Expansion into international markets, particularly the European and Asia-Pacific regions, requires significant resources that we may fail to recover by generating additional revenue. Conducting business outside of the United States is subject to risks, including:
▪	Changes in regulatory requirements and tariffs;

▪	Uncertainty of application of local commercial, tax, privacy and other laws and regulations;

▪	Reduced protection of intellectual property rights;

▪	Difficulties in physical distribution for international sales;

▪	Higher incidences of credit card fraud and difficulties in accounts receivable collection;

▪	The burden and cost of complying with a variety of foreign laws;

▪	The possibility of unionization of our workforce outside the United States, particularly in Europe; and

▪	Political or economic constraints on international trade or instability.
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
Our quarterly and annual operating results are subject to fluctuations in demand for the products or services offered by us or our clients, such as anti-virus software and anti-spyware software. In particular, sales of anti-virus software represented a significant portion of our revenues in recent years and in the second quarter of 2006, and continue to be very important to our business. Demand for anti-virus software is subject to the unpredictable introduction of significant computer viruses. On May 31, 2006, Microsoft Corporation introduced products to protect businesses and consumers from computer viruses and other security risks. To the extent that Microsoft or others successfully introduce products or services not sold through our platform that are competitive with products and services sold by current Digital River clients (including anti-virus products and services), our revenues could be materially adversely affected.

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
In recent years revenues from our ''remote control’’ platforms have grown as a percentage of our overall business, and we plan to continue to emphasize our self service e-commerce solutions. These platforms typically have an automated structure that allows customers to use our e-commerce services without significant participation from Digital River personnel. Despite our efforts to detect and contractually prohibit the sale of inappropriate and illegal goods and services, the remote control nature of these platforms makes it more likely that transactions involving the sale of unlawful goods or services or the violation of the proprietary rights of others may occur before we become aware of them. Furthermore, unscrupulous individuals may offer illegal products for sale via such platforms under innocuous names, further frustrating attempts to prevent inappropriate use of our services. Failure to detect inappropriate or illegal uses of our platforms by third parties could expose us to a number of risks, including fines, increased fees or termination of services by payment processors or credit card associations, risks of lawsuits, and civil and criminal penalties.
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
We have acquired, and intend to continue engaging in strategic acquisitions of businesses, technologies, services and products. Since December 2005, we have acquired three businesses, Commerce5, Inc, Direct Response Technologies, Inc., and MindVision, Inc. The process of integrating an acquired business, technology, service or product into our business and operations may result in unforeseen operating difficulties and expenditures. Integration of an acquired business also may disrupt our ongoing business, distract management and make it difficult to maintain standards, controls and procedures. Moreover, the anticipated benefits of any acquisition may not be realized. If a significant number of clients of the acquired businesses cease doing business with us, we would experience lost revenue and operating profit, and any synergies from the acquisition may be lost. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities, amortization of intangible assets or impairment of goodwill.
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
Our quarterly and annual operating results have fluctuated significantly in the past and are likely to continue to do so in the future due to a variety of factors, some of which are outside our control. As a result, we believe that quarter-to-quarter and year-to-year comparisons of our revenue and operating results are not necessarily meaningful, and that these comparisons may not be accurate indicators of future performance. If our annual or quarterly operating results fail to meet the guidance we provide to securities analysts and investors or otherwise fail to meet their expectations, the trading price of our common stock will likely decline. Some of the factors that have or may contribute to fluctuations in our quarterly and annual operating results include:
▪	The addition of new clients or loss of current clients;

▪	The introduction by us of new websites, web stores or services that may require a substantial investment of our resources;

▪	The introduction by others of competitive websites, web stores or services or products;

▪	Our ability to continue to upgrade and develop our systems and infrastructure to meet emerging market needs and remain competitive in our service offerings;

▪	Economic conditions, particularly those affecting e-commerce;

▪	Client decisions to delay new product launches or to invest in e-commerce initiatives;

▪	The performance of our newly acquired assets or companies;

▪	Slower than anticipated growth of the online market as a vehicle for the purchase of software products;

▪	The cost of compliance with U.S. and foreign regulations relating to our business; and

▪	Our ability to retain and attract personnel commensurate with our business needs.
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
The market for e-commerce solutions is extremely competitive and we may find ourselves unable to compete effectively. Because there are relatively low barriers to entry in the e-commerce market, we expect continued intense competition as current competitors expand their product offerings and new competitors enter the market. In addition, our clients may become competitors in the future. Increased competition is likely to result in price reductions, reduced margins, longer sales cycles and a decrease or loss of our market share, any of which could negatively impact our revenue and earnings. We face competition from the following sources:
▪	In-house development of e-commerce capabilities using tools or applications from companies, such as Art Technology Group, Inc. and IBM Corporation;

▪	E-Commerce capabilities custom-developed by companies, such as IBM Global Services and Accenture, Inc.;

▪	Other providers of outsourced e-commerce solutions, such as GSI Commerce, Inc., Macrovision Corporation, and asknet Inc.;

▪	Companies that provide technologies, services or products that support a portion of the e-commerce process, such as payment processing, including CyberSource Corporation and PayPal Corp.;

▪	Companies that offer various online marketing services, technologies and products, including ValueClick, Inc. and aQuantive, Inc.;

▪	High-traffic, branded websites that generate a substantial portion of their revenue from e-commerce and may offer or provide to others the means to offer their products for sale, such as Amazon.com, Inc.; and

▪	Web hosting, web services and infrastructure companies that offer portions of our solution and are seeking to expand the range of their offering, such as Network Solutions, LLC, Akamai Technologies, Inc., Yahoo! Inc., eBay Inc. and Hostopia.com Inc.
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
We are subject to the same international, federal, state and local laws as other companies conducting business over the Internet. Today, there are relatively few laws specifically directed towards conducting business over the Internet. The adoption or modification of laws related to the Internet could harm our business, operating results and financial condition by increasing our costs and administrative burdens. Due to the increasing popularity and use of the Internet, many laws and regulations relating to the Internet are being debated at the international, federal and state levels. These laws and regulations could cover issues such as:
▪	User privacy with respect to adults and minors;

▪	Our ability to collect and/or share necessary information that allows us to conduct business on the Internet;

▪	Export compliance;

▪	Pricing and taxation;

▪	Fraud;

▪	Advertising;

▪	Intellectual property rights;

▪	Information security; and

▪	Quality of products and services.
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
Although we maintain system redundancies in multiple physical locations, our systems and operations are vulnerable to damage or interruption from:
▪	Fire, flood and other natural disasters;

▪	Operator negligence, improper operation by, or supervision of, employees, physical and electronic break-ins, misappropriation, computer viruses and similar events; and

▪	Power loss, computer systems failures, and Internet and telecommunications failure.
We may not carry sufficient business interruption insurance to fully compensate us for losses that may occur.
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
Sales outside the United States accounted for approximately 42% of our total sales in the second quarter of 2006. The results of operations of, and certain of our intercompany balances associated with, our internationally focused websites are exposed to foreign exchange rate fluctuations. Upon translation, net sales and other operating results from our international operations may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. If the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions will result in increased net revenues and operating expenses. Similarly, our net revenues and operating expenses will decrease if the U.S. dollar strengthens against foreign currencies. As we have expanded our international operations, our exposure to exchange rate fluctuations has become more pronounced. We do not currently have a currency hedging program to mitigate the effect of fluctuations of currency prices on our financial results. See Item 7A of Part II in our Annual Report on Form 10-K for the year ended December 31, 2005, for information demonstrating the effect on our consolidated statements of operations from changes in exchange rates versus the U.S. dollar.
Changes in our tax rates could affect our future results.
Our future effective tax rates could be favorably or unfavorably affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or their interpretation. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our results of operations and financial condition.

Developments in accounting standards may cause us to increase our recorded expenses, which in turn would jeopardize our ability to demonstrate sustained profitability.
In January 2002, we adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets’’ (SFAS No. 142). The statement generally establishes that goodwill and intangible assets with indefinite lives are not amortized, but are to be tested on an annual basis for impairment and, if impaired, are recorded as an impairment charge in income from operations. As of June 30, 2006, we had goodwill with an indefinite life of $237.0 million from our acquisitions. If our goodwill is determined for any reason to be impaired, the subsequent accounting of the impaired portion as an expense would lower our earnings and jeopardize our ability to demonstrate sustained profitability. On January 1, 2006, we adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all stock-based compensation based on estimated fair values. Our operating results for the second quarter of 2006 contain, and our operating results for future periods will contain, a charge for stock-based compensation related to stock options, restricted stock grants and employee stock purchases. As a result of our adoption of SFAS 123(R), our earnings for the second quarter of 2006 were lower than they would have been had we not been required to adopt SFAS 123(R). This will continue to be the case for future periods.
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
The stock market, and the trading prices of Internet-related companies in particular, have been notably volatile. This volatility is likely to continue in the short-term and is not necessarily related to the operating performance of affected companies. This broad market and industry volatility could significantly reduce the price of our common stock at any time, without regard to our operating performance. Factors that could cause our stock price in particular to fluctuate include, but are not limited to:
▪	Actual or anticipated variations in quarterly operating results;

▪	Announcements of technological innovations;

▪	The ability to sign new clients and the retention of existing clients;

▪	New products or services that we offer;

▪	Competitive developments, including new products or services, or new relationships by our competitors;

▪	Changes that affect our clients or the viability of their product lines;

▪	Changes in financial estimates by securities analysts;

▪	Conditions or trends in the Internet and online commerce industries;

▪	Global unrest and terrorist activities;

▪	Changes in the economic performance and/or market valuations of other Internet or online e-commerce companies;

▪	Required changes in generally accepted accounting principles and disclosures;

▪	Our announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments or results of operations or other developments related to those acquisitions;

▪	Additions or departures of key personnel; and

▪	Sales or other transactions involving our common stock or our convertible notes.
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
During the six months ended June 30, 2006, no shares were repurchased under the 2005 repurchase program. Approximately $36.6 million remains available for repurchases of our common stock.

				Approximate dollar
			Total number of	value of shares
			shares purchased as	that may yet be
	Total number of	Average price paid	part of publicly	purchased under the
Period	shares purchased	per share	announced plan	plan (in millions)
April 1, 2006 - April 30, 2006	—	—	—	$36.6
May 1, 2006 - May 31, 2006	—	—	—	$36.6
June 1, 2006 - June 30, 2006	—	—	—	$36.6

Total	—		—

Item 4. Submission of Matters to a Vote of Security Holders
We held our annual meeting of shareholders on May 31, 2006, in Minneapolis, Minnesota. The Company solicited proxies and filed definitive proxy statements with the United States Securities and Exchange Commission pursuant to Regulation 14A. Holders of 29,860,350 shares of the Company’s common stock were present in person, or by proxy, representing 75.6% of the Company’s 39,501,215 shares outstanding on the record date. The matters voted upon and the votes cast at the meeting were as follows:
     Item 1: Election of two Class 1 directors to serve on the Board of Directors for a term of three years(expiring in 2009):

	For	Authority Withheld
William J. Lansing	21,937,603	7,922,747
Frederic M. Seegal	28,650,149	1,210,201
Other individuals whose term of office as Director continued after the meeting included Joel A. Ronning, Perry W. Steiner, J. Paul Thorin and Thomas F. Madison.
     Item 2: Approval of Amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of Common Stock from 60,000,000 to 120,000,000:

For	Against	Abstained
26,395,680	3,410,249	54,421
     Item 3: Ratification of the appointment of Ernst & Young LLP as the Company’s independent auditor for the fiscal year ending December 31, 2006:

For	Against	Abstained
28,303,009	1,543,358	13,982

Item 6. Exhibits
(a) Exhibits

EXHIBIT
NUMBER		DESCRIPTION OF DOCUMENTS

3.1	(1)	Amended and Restated Certificate of Incorporation, as amended, as currently in effect.

3.2	(2)	Amended and Restated Bylaws, as currently in effect.

4.1	(3)	Specimen of Common Stock Certificate.

4.2	(1)	Form of Senior Debt Indenture.

4.3	(1)	Form of Subordinated Debt Indenture.

4.4		References are made to Exhibits 3.1 and 3.2.

4.5	(4)	Indenture dated as of June 1, 2004 between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the Note.

12.1		Computation of Ratio of Earnings to Fixed Charges.

31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as exhibits 3.1 and 3.3 and exhibits 4.5 and 4.6 to our Registration Statement on Form S-3, File No. 333-81626, filed on January 29, 2002, declared effective on February 12, 2002, and incorporated herein by reference.

(2)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001, and incorporated herein by reference.

(3)	Filed as an exhibit to our Registration Statement on Form S-1, File No. 333-56787, declared effective on August 11, 1998, and incorporated herein by reference.

(4)	Filed as exhibit 99.1 to our Current Report on Form 8-K, filed on July 13, 2004 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2006		DIGITAL RIVER, INC.

	By:	/s/ THOMAS M. DONNELLY

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