Form 10-Q
period 2006-09-30
DIGITAL RIVER INC /DE
filed 2006-11-09
CIK 1062530

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2006
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
The number of shares of common stock outstanding at November 1, 2006 was 40,190,834 shares.

DIGITAL RIVER, INC.
Form 10-Q
Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DIGITAL RIVER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited)
	September 30,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$335,676	$131,770
Short-term investments	240,643	220,569
Accounts receivable, net of allowance of $1,522 and $1,023	39,698	34,883
Deferred income taxes	13,068	22,251
Prepaid expenses and other	5,380	3,741

Total current assets	634,465	413,214

Property and equipment, net	24,127	17,955
Goodwill	238,305	195,299
Intangible assets, net of accumulated amortization of $46,627 and $36,798	23,222	20,054
Deferred income taxes	4,132	10,444
Other assets	11,912	12,174

TOTAL ASSETS	$936,163	$669,140

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$128,082	$127,846
Accrued payroll	12,848	8,866
Deferred revenue	7,012	5,403
Accrued acquisition costs	6,004	5,651
Other accrued liabilities	28,097	21,210

Total current liabilities	182,043	168,976

NON-CURRENT LIABILITIES:
Convertible senior notes	195,000	195,000
Deferred income taxes	—	22

Total non-current liabilities	195,000	195,022

TOTAL LIABILITIES	377,043	363,998

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $.01 par value; 120,000,000 shares authorized; 39,831,844 and 35,033,741 shares issued and outstanding	398	350
Additional paid-in capital	513,718	315,489
Deferred compensation	—	(1,942)
Retained earnings/(accumulated deficit)	38,128	(6,324)
Accumulated other comprehensive income (loss)	6,876	(2,431)

Total stockholders’ equity	559,120	305,142

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$936,163	$669,140

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data; unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue	$75,337	$53,179	$224,628	$158,851
Costs and expenses:
Direct cost of services	1,912	1,050	5,689	3,538
Network and infrastructure	7,761	4,983	21,502	14,199
Sales and marketing	28,451	16,713	83,018	48,829
Product research and development	8,338	5,210	23,428	14,796
General and administrative	8,054	5,294	24,551	16,210
Depreciation and amortization	2,943	2,308	7,671	6,805
Amortization of acquisition-related intangibles	3,313	2,089	9,191	6,595

Total costs and expenses	60,772	37,647	175,050	110,972

Income from operations	14,565	15,532	49,578	47,879
Other income, net	5,804	1,526	15,131	3,572

Income before income tax expense	20,369	17,058	64,709	51,451

Income tax expense	5,581	4,700	20,255	14,830

Net income	$14,788	$12,358	$44,454	$36,621

Net income per share — basic	$0.37	$0.35	$1.17	$1.07

Net income per share — diluted	$0.33	$0.31	$1.04	$0.92

Shares used in per-share calculation — basic	39,619	34,824	38,126	34,342

Shares used in per-share calculation — diluted	45,666	41,972	44,107	41,558

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Nine Months Ended
	September 30,
	2006	2005
OPERATING ACTIVITES:
Net income	$44,454	$36,621
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of acquisition-related intangibles	9,191	6,595
Change in accounts receivable allowance, net of acquisitions	426	(257)
Depreciation and amortization	7,671	6,715
Stock-based compensation expense related to stock options and employee stock purchase plans	10,388	—
Tax benefit of stock-based compensation	—	10,496
Excess tax benefits from stock-based compensation	(3,032)	—
Deferred and other income taxes	17,676	3,030
Change in operating assets and liabilities (net of acquisitions):
Accounts receivable	(2,351)	(2,431)
Prepaid and other assets	(291)	(987)
Accounts payable	(7,028)	499
Deferred revenue	881	527
Income tax payable	1,022	4,064
Accrued payroll and other accrued liabilities	5,680	(569)

Net cash provided by operating activities	84,687	64,303

INVESTING ACTIVITIES:
Purchases of investments	(135,911)	(144,509)
Sales of investments	116,446	97,427
Cash paid for acquisitions, net of cash received	(37,998)	(9,482)
Purchases of equipment and capitalized software	(12,825)	(7,318)

Net cash used in investing activities	(70,288)	(63,882)

FINANCING ACTIVITIES:
Proceeds from sales of common stock	172,700	—
Exercise of stock options	10,579	22,154
Sales of common stock under employee stock purchase plan	933	1,488
Repurchase of common stock	—	(3,205)
Excess tax benefits from stock-based compensation	3,032	—

Net cash provided by financing activities	187,244	20,437

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,263	(3,524)

NET INCREASE IN CASH AND CASH EQUIVALENTS	203,906	17,334
CASH AND CASH EQUIVALENTS, beginning of period	131,770	127,734

CASH AND CASH EQUIVALENTS, end of period	$335,676	$145,068

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest on Convertible Senior Notes	$2,438	$2,641

Cash paid for income taxes	$1,424	$—

Noncash investing and financing activities:
Common stock issued in acquisitions and earn-outs	$488	$—

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which in our opinion are necessary to fairly state our consolidated financial position, results of operations and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2006. The December 31, 2005 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States.
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
Research and Development and Software Development
Research and development expenses consist primarily of development personnel and non-employee contractor costs related to the development of new products and services, enhancement of existing products and services, quality assurance, and testing. Costs to develop software for internal use are required to be capitalized and amortized over the estimated useful life of the software in accordance with AICPA Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” During the three months ended September 30, 2006 and 2005, we did not capitalize any software development costs. During the nine months ended September 30, 2006 and 2005, we capitalized $0 and $0.4 million, respectively, of software development costs.
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

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
See Note 4 for further information regarding our stock-based compensation plans, condensed consolidated statement of operations classification of stock-based compensation expense, pro forma net earnings and net earnings per share for the third quarter of 2005 as if we had recorded stock-based compensation expense under the fair value method and assumptions used to measure stock-based compensation.
Recent Accounting Pronouncement
In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). To reduce diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. We do not believe SAB 108 will have a material impact on our results from operations or financial position.
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
Our diluted earnings per common share calculation includes the dilutive impact of notes that are contingently convertible into approximately 4.4 million shares of common stock at a conversion price of $44.063 per share. See Note 6 for further information regarding our convertible senior notes.
Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires that stock options, restricted stock grants and similar equity instruments granted be treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options which are calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the amount the optionee must pay for exercising stock options, the amount of compensation cost for future service that we have not yet recognized, and the amount of benefits that would be recorded in additional paid-

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
in capital when the award becomes deductible are assumed to be used to repurchase shares. Prior to the removal of the valuation allowance on our deferred taxes in the fourth quarter of 2005, the amount of benefits that would be recorded in additional paid-in capital was not included in our computation of diluted earnings per share.
The table below sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Earnings per share — basic
Net income — basic	$14,788	$12,358	$44,454	$36,621
Weighted average shares outstanding — basic	39,619	34,824	38,126	34,342

Earnings per share — basic	$0.37	$0.35	$1.17	$1.07

Earnings per share — diluted
Net income — basic	14,788	12,358	44,454	36,621
Exclude: Interest expense and amortized financing cost of convertible senior notes, net of tax benefit	435	501	1,305	1,470

Net income — diluted	$15,223	$12,859	$45,759	$38,091

Weighted average shares outstanding — basic	39,619	34,824	38,126	34,342
Dilutive impact of non-vested stock and options outstanding	1,622	2,723	1,556	2,791
Dilutive impact of convertible senior notes	4,425	4,425	4,425	4,425

Weighted average shares outstanding — diluted	45,666	41,972	44,107	41,558

Net income per share — diluted	$0.33	$0.31	$1.04	$0.92

3. BUSINESS COMBINATIONS, GOODWILL AND INTANGIBLE ASSETS
In June 2006, we acquired all of the capital stock of MindVision, Inc. (MindVision), a privately held e-commerce company based in Lincoln, Nebraska, for approximately $25.0 million comprised of payments to stockholders of $21.2 million plus the assumption of approximately $3.7 million in liabilities. The allocation of the purchase price of MindVision will be finalized upon completion of the analysis of the fair value of MindVision’s assets. The result of the allocation of the purchase price between amortizable costs and goodwill could have an impact on our future operating results.
In January 2006, we acquired all of the capital stock of Direct Response Technologies, Inc. (Direct Response), a privately held company based in Pittsburgh, Pennsylvania, for approximately $15.0 million in cash. Direct Response, a provider of tools for managing affiliate networks, is now named DR Marketing Solutions, Inc. The agreement also provides Direct Response shareholders with an earn-out opportunity based on Digital River and DR Marketing Solutions, Inc. achieving certain revenue and earnings targets during the first three years subsequent to the acquisition. In the second quarter of 2006, we accrued $4.0 million for future earn-out payments. The allocation of the purchase price of Direct Response will be finalized upon completion of the analysis of the fair value of Direct Response’s assets. The result of the allocation of the purchase price between amortizable costs and goodwill could have an impact on our future operating results.
In December 2005, we acquired all of the capital stock of Commerce5, Inc. (Commerce5) for approximately $45.1 million in cash comprised of payments to stockholders of $32.4 million plus payments of $12.7 million in liabilities. Commerce5, now named DR globalTech, Inc., is an outsourced e-commerce provider to high-tech and consumer electronics manufacturers headquartered in Aliso Viejo, California. The allocation of the purchase price of Commerce5 will be finalized upon completion of the analysis of the fair value of Commerce5’s assets. The result of the allocation of the purchase price between amortizable costs and goodwill could have an impact on our future operating results.
In March 2005, we acquired certain assets and assumed certain liabilities, vendor contracts and intellectual property of SWReg, an operating business of Atlantic Coast plc, a private limited UK company, for $8.8 million in cash. SWReg is a provider of e-commerce services for software authors. We also may make additional earn-out payments in cash based on achieving specific revenue and development goals over the first 12 months following the closing of the acquisition. As of September 30, 2006, earn-outs totaling $0.5 million have been recorded as goodwill as they were considered incremental to the purchase price. The $0.5 million was paid in the second quarter of 2006.

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In April 2004, we acquired element 5 AG (element 5), a privately held company based in Germany and a leading European e-commerce solution provider for software publishers. Element 5 is now named Digital River GmbH. Under the terms of the acquisition, we paid $120 million in cash to acquire all of the outstanding shares of capital stock of element 5. We also agreed to pay up to an additional $2.5 million in cash based on element 5’s operating performance over the first 24 months following the closing of the acquisition.
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
We have recorded a net of $5.4 million as part of the acquisition cost of element 5 related to these acquisition restructuring plans of which $530,000 remained unpaid as of September 30, 2006. The following table provides detail on the activity and our remaining accrual balance by category as of September 30, 2006 (in thousands):

	Accrual			Accrual			Accrual		Accrual
	April 16,	Net		December	Adjust-		December		September
	2004	Additions	Charges	31, 2004	ments	Charges	31, 2005	Charges	30, 2006

Shareholder escrow	$—	$2,500	$—	$2,500	$—	$(1,250)	$1,250	$(1,250)	$—
Employee severance costs	700	2,100	(400)	2,400	(200)	(1,250)	950	(420)	530
Facilities consolidation	200	100	(300)	—	—	—	—	—	—

Total	$900	$4,700	$(700)	$4,900	$(200)	$(2,500)	$2,200	$(1,670)	$530

Related to all acquisitions as of September 30, 2006, there was an estimated potential for future earn-outs of approximately $4.4 million in excess of the $4.9 million in earn-outs included in accrued acquisition costs. Any of the estimated maximum potential future earn-out beyond the $4.9 million accrual will result in additional goodwill.
The Condensed Consolidated Financial Statements include the operating results of each business from the date of acquisition. The following unaudited pro forma condensed results of operations for the three and nine months ended September 30, 2006 and 2005 have been prepared as if each of the acquisitions had occurred on January 1, 2005 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue	$75,337	$58,712	$228,086	$174,839
Income from operations	14,565	14,963	49,196	45,260
Net income	14,788	11,214	43,852	33,911

Basic net income per share	$0.37	$0.32	$1.15	$0.99
Diluted net income per share	$0.33	$0.28	$1.02	$0.84
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

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We complete our annual impairment test in the fourth quarter of each fiscal year, and reassess any intangible assets, including goodwill, recorded in connection with earlier acquisitions. There was no impairment of goodwill or other intangible assets in the three and nine months ended September 30, 2006 and 2005.
Information regarding our other intangible assets is as follows (in thousands):

	As of September 30, 2006
	Carrying Amount	Accumulated	Carrying Amount
	Gross	Amortization	Net
Customer relationships	$41,752	$27,842	$13,910
Non-compete agreements	5,868	4,935	933
Technology/tradename	22,229	13,850	8,379

Total	$69,849	$46,627	$23,222

	As of December 31, 2005
	Carrying Amount	Accumulated	Carrying Amount
	Gross	Amortization	Net
Customer relationships	$34,666	$21,103	$13,563
Non-compete agreements	5,121	4,300	821
Technology/tradename	17,065	11,395	5,670

Total	$56,852	$36,798	$20,054

Amortization expense for the three months ended September 30, 2006 and 2005 was $3.3 million and $2.1 million, respectively and $9.2 million and $6.6 million for the nine months ended September 30, 2006 and 2005 respectively. Estimated amortization expense for the remaining life of the intangible assets, based on intangible assets as of September 30, 2006, is as follows (in thousands):

Year
2006	3,121
2007	8,233
2008	5,708
2009	4,762
2010	1,002
2011	396

Total	$23,222

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
     As of September 30, 2006, there were 1,554,368 shares available for future awards under our 1998 Plan. The number of shares available has been reduced by three shares for every two shares granted under the stock award plan that does not provide for full payment by the participant.
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

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
stock will have an exercise price of 110% of the fair market value of a share of common stock on the grant date and will expire no later than five years from the date of grant. The 1998 Plan also provides for other stock-based awards as may be established by the Board of Directors or the Compensation Committee.
      A summary of the changes in outstanding options under the 1998 Plan is as follows:

				Weighted
	Shares		Options	Average
	Available	Options	Price	Price
	for Grant	Outstanding	Per Share	Per Share
Balance, December 31, 2004	2,456,343	5,714,740	$1.69 - $31.13	$13.94
Granted	(846,678)	846,678	23.90 - 30.69	28.15
Exercised		(1,719,114)	1.69 - 30.69	13.50
Canceled/expired	318,919	(318,919)	3.88 - 27.40	15.15

Balance, December 31, 2005	1,928,584	4,523,385	2.59 - 31.13	16.69
Granted	(359,000)	359,000	29.75 - 48.39	37.05
Restricted stock effect on shares available for grant	(128,250)	N/A	N/A	N/A
Exercised		(624,155)	2.59 - 31.13	16.95
Canceled/expired	113,034	(113,034)	2.59 - 27.40	22.06

Balance, September 30, 2006	1,554,368	4,145,196	$2.59 - $48.39	$18.27

      The total pretax intrinsic value of options exercised during the nine months ended September 30, 2006 was $14.9 million.
      The following table summarizes significant ranges of outstanding and exercisable options under our 1998 Plan as of September 30, 2006:

	Options Outstanding				Options Exercisable
		Weighted	Weighted	Aggregate		Weighted	Aggregate
	Number	Average	Average	Intrinsic	Number	Average	Intrinsic
Exercise Price	Outstanding	Life Remaining	Price	Value	Exercisable	Price	Value
$1.69 - $3.88	134,746	2.2 years	$3.04	$6,479,162	134,746	$3.04	$6,479,162
4.56 - 7.55	924,144	4.6 years	5.37	42,279,200	922,491	5.37	42,207,096
9.12 - 13.92	826,554	6.1 years	11.55	32,706,148	631,627	11.78	24,845,840
16.72 - 22.98	812,171	6.9 years	22.05	23,612,651	556,752	22.26	16,066,922
23.01 - 31.13	1,140,581	8.3 years	27.30	27,172,907	324,011	26.80	7,879,268
31.14 - 48.40	307,000	9.5 years	38.29	3,938,970	27,811	35.49	434,618

$1.69 - $48.40	4,145,196	6.6 years	$18.27	$136,189,037	2,597,438	$13.42	$97,912,907

     The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $51.12 as of September 30, 2006, which would have been received by the option holders had those option holders exercised their options as of that date.
     A summary of the changes in restricted stock under our 1998 Plan as of September 30, 2006 is as follows:

Weighted
	Restricted	Average
	Stock	Intrinsic Value
Non-Vested Balance, December 31, 2005	—	$—
Granted	85,500	39.45
Vested	—	—
Forfeited	—	—

Non-Vested Balance, September 30, 2006	85,500	$39.45

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
   Employee Stock Purchase Plan
     We also sponsor an employee stock purchase plan under which 1,200,000 shares have been reserved for purchase by employees. The purchase price of the shares under the plan is the lesser of 85% of the fair market value on the first or last day of the offering period. Offering periods are currently every six months ending on June 30 and December 31. Employees may designate up to ten percent of their compensation for the purchase of shares under the plan. Total shares purchased by employees under the plan were 37,000 shares for the six months ended June 30, 2006, and 83,000 shares and 51,000 shares in the years ended December 31, 2005 and 2004, respectively. There were 591,119 shares still reserved under the plan as of September 30, 2006.
   Inducement Equity Incentive Plan
     Effective on December 14, 2005, in connection with our acquisition of Commerce5, Inc. (now DR globalTech), we adopted an Inducement Equity Incentive Plan (the “Inducement Plan”) initially for Commerce5, Inc. executives who joined Digital River as a result of the acquisition, or other personnel who join us after the date of the Inducement Plan adoption. A total of 87,500 restricted shares of Digital River stock may be issued under the Inducement Plan, subject to vesting. In December 2005, we issued 63,750 shares under the Inducement Plan. In January 2006, we issued the remaining 23,750 shares. In accordance with the NASDAQ rules, no stockholder approval was required for the Inducement Plan.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Costs and expenses
Direct cost of services	$197	$—	$629	$—
Network and infrastructure	78	—	248	—
Sales and marketing	1,268	—	3,880	—
Product research and development	556	—	1,732	—
General and administrative	1,357	—	3,899	—

Stock-based compensation included in costs and expenses	3,456	—	10,388	—
Tax benefit	(1,286)	—	(3,864)	—

Stock-based compensation expense, net of tax	$2,170	$—	$6,524	$—

The following table reflects net income and basic and diluted net income per share for the three and nine months ended September 30, 2006 compared with the pro forma information for the three and nine months ended September 30, 2005:

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		Pro forma		Pro forma
	2006	2005	2006	2005
Net income, as reported for prior periods (1)	N/A	$12,358	N/A	$36,621
Stock-based compensation expense	$(3,456)	(3,347)	$(10,388)	(6,581)
Tax benefit (2)	1,286	—	3,864	—

Stock-based compensation expense, net of tax (3)	(2,170)	(3,347)	(6,524)	(6,581)

Net income, including the effect of stock-based compensation expense (4)	$14,788	9,011	$44,454	30,040

Basic net income per share — as reported for prior periods (1)	N/A	$0.30	N/A	$0.71

Diluted net income per share — as reported for prior periods (1)	N/A	$0.26	N/A	$0.61

Basic net income per share, including the effect of stock-based compensation expense (4)	$0.37	$0.20	$1.17	$0.52

Diluted net income per share, including the effect of stock-based compensation expense (4)	$0.33	$0.18	$1.04	$0.45

(1)	Net income and net income per share prior to 2006 did not include stock-based compensation expense under SFAS 123 because we did not adopt the recognition provisions of SFAS 123.

(2)	No tax benefit was recorded prior to the removal of the valuation allowance on certain deferred tax assets in the fourth quarter of 2005.

(3)	Stock-based compensation expense prior to 2006 is calculated based on the pro forma application of SFAS 123.

(4)	Net income and net income per share prior to 2006 represents pro forma information based on SFAS 123.
   Valuation Information under SFAS 123(R)
The weighted-average fair value of stock options granted during the nine months ended September 30, 2006 and 2005 were $16.51 and $15.28 per share, respectively, using the Black-Scholes option pricing model with the following weighted average assumptions:

	Nine Months Ended
	September 30,
	2006	2005
Risk-free interest rate	4.7%	4.0%
Expected life (years)	4.2	4.0
Volatility factor	0.60	0.93
Expected dividends	–	–
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
As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In our pro forma information required under SFAS 123 for the periods prior to 2006, we accounted for forfeitures as they occurred.
At September 30, 2006, there was approximately $21.5 million of total unrecognized stock-based compensation expense, adjusted for estimated forfeitures, related to unvested share-based awards. Unrecognized stock-based compensation expense is expected to be recognized over the next 4.2 years on a weighted average basis and will be adjusted for any future changes in estimated forfeitures.

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. INCOME TAXES
For the three months ended September 30, 2006 and 2005, our tax expense was $5.6 million and $4.7 million, respectively. For the three months ended September 30, 2006, our tax expense consisted of approximately $5.1 million of U.S. tax expense and $0.5 million of foreign tax expense. For the nine months ended September 30, 2006 and 2005, our tax expense was $20.3 million and $14.8 million, respectively. For the nine months ended September 30, 2006, our tax expense consisted of approximately $18.5 million of U.S. tax expense and $1.8 million of foreign tax expense.
During the three months ended September 30, 2006, we recorded tax expense at a rate that reflected the estimated impact of current year changes in foreign operations. We have established new locations in Shannon, Ireland and Luxembourg. We transferred existing non-U.S. operations to these locations and expanded these operations in order to more effectively manage current international activity and facilitate further international growth. We commenced business operations in these locations on April 1, 2006. These operating changes generally reduce our effective tax rate from prior years.
During the quarter, we recorded, as a discrete item, the tax benefit of research and development tax credits as a result of a study completed during the quarter. The net effect of this benefit reduced our tax expense in the third quarter by approximately $1.2 million. The research and development credit related to federal and state tax credits generated prior to 2006. Current year federal tax credits are dependent upon federal legislation to extend this benefit.
As of September 30, 2006, we had net U.S. tax loss carryforwards of approximately $66 million and foreign tax loss carryforwards of $3 million. The U.S. amount consisted of $24 million of deductions resulting from exercise of stock options and $42 million of acquired net operating losses. The U.S. tax loss carryforwards expire in the years 2020 through 2025.
The acquired net operating losses give rise to deferred tax assets for which we believe a full valuation allowance is required since it is not more likely than not that the deferred tax assets will be realized. This valuation allowance is due to anticipated limitations on acquired losses, including limitations under Section 382 of the Internal Revenue Code. Any future release of this valuation allowance will reduce goodwill.
6. LONG-TERM DEBT
In 2004 we sold and issued $195.0 million in aggregate principal amount of 1.25% convertible senior notes due January 1, 2024 (Notes), in a private, unregistered offering. The Notes were sold at 100% of their principal amount.
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
In the third quarter of 2006 and 2005, we incurred interest expense of $0.6 million and $0.6 million, respectively, on the Notes. We made interest payments of $1.2 million and $1.2 million in the third quarter of 2006 and 2005, respectively. Interest expense on the Notes was $1.8million for each of the nine months ended September 30, 2006 and September 30, 2005.

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
Stock-based compensation expense recognized during the period is based on the value of the portion of share-based awards that are ultimately expected to vest during the period. Stock-based compensation expense recognized in our Condensed Consolidated Statement of Operations for the third quarter of 2006 include compensation expense for share-based awards granted prior to, but not yet vested, as of December 31, 2005 as well as compensation expense for the share-based payment awards granted subsequent to December 31, 2005. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of restricted stock is determined based on the number of shares granted and the closing price of our common stock on the date of grant. Compensation expense for all share-based payment awards are recognized using the straight-line amortization method over the vesting period. As stock-based compensation expense recognized in our Condensed Consolidated Statement of Operations for the third quarter of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
As a result of adopting Statement 123(R) on January 1, 2006, our income before income taxes and net income for the three months ended September 30, 2006 were $3,456 and $2,170 lower, respectively, than if we had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the three months ended September 30, 2006 were $0.05 and $0.05 lower, respectively, than if we had continued to account for share-based compensation under APB 25. Our income before income taxes and net income for the nine months ended September 30, 2006, were $10,388 and $6,524 lower, respectively, than if we had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the nine months ended September 30, 2006 were $0.17 and $0.15 lower, respectively, than if we had continued to account for share-based compensation under APB 25.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue	100.0%	100.0%	100.0%	100.0%

Cost of Revenue (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	2.5	2.0	2.5	2.2
Network and infrastructure	10.3	9.4	9.6	8.9
Sales and marketing	37.8	31.4	37.0	30.7
Product research and development	11.1	9.8	10.4	9.3
General and administrative	10.7	10.0	10.9	10.3
Depreciation and amortization	3.9	4.3	3.4	4.3
Amortization of acquisition-related costs	4.4	3.9	4.1	4.2

Total costs and expenses	80.7	70.8	77.9	69.9

Income from operations	19.3	29.2	22.1	30.1
Other income/(expense), net	7.7	2.9	6.7	2.3

Income before income tax expense	27.0	32.1	28.8	32.4
Income tax expense	7.4	8.9	9.0	9.3

Net income	19.6%	23.2%	19.8%	23.1%

We acquired SWReg in March 2005, Commerce5, Inc. (now DR globalTech, Inc.) in December 2005, Direct Response Technologies, Inc. (now DR Marketing Solutions, Inc.) in January 2006 and MindVision, Inc. in June 2006. Accordingly, our operations during the three months and nine months ended September 30, 2006 included certain revenue and expenses of these acquired operations, with no corresponding revenue and expenses during the same periods of 2005.
REVENUE. Our revenue increased to $75.3 million for the three months ended September 30, 2006 from $53.2 million for the same period in the prior year, an increase of $22.2 million, or 41.7%. For the nine months ended September 30, 2006, revenue totaled $224.6 million, an increase of $65.8 million, or 41.4%, from revenue of $158.9 million in the same period of the prior year. The increase was primarily attributable to higher online sales activity across our client base, increased sales from international sites, expanded strategic marketing activities with a larger number of clients, and acquisitions made during 2005 and 2006.
International sales were approximately 39% and 39% of total sales in the three month period ended September 30, 2006 and 2005, respectively, and approximately 40% and 38% of total sales for the nine month period ended September 30, 2006 and 2005, respectively. The year-to-date growth is attributable to a larger number of international stores being operated for our clients as well as the European outsourced e-commerce providers we acquired in 2004 and 2005.
DIRECT COST OF SERVICES. Our direct cost of services line item primarily includes the personnel costs and costs related to product fulfillment, physical on demand, our proprietary back-up CD production and client-specific dedicated costs. Direct cost of service expense was $1.9 million for the three months ended September 30, 2006, up from $1.1 million for the same period in the prior year. For the nine months ended September 30, 2006, direct cost of service expense was $5.7 million, up from $3.5 million for the same period of the prior year. The increase resulted primarily from (i) personnel added to serve new clients, and to handle increased transaction volumes, (ii) recent acquisitions and (iii) stock-based compensation expense related to employee stock options and employee stock purchases recognized under SFAS 123(R). We currently believe that direct cost of services will increase in absolute dollars in 2006 compared to 2005 as we continue to expand our worldwide fulfillment capacity in order to meet anticipated shipment volumes from sales, and expense related to stock-based compensation. See Note 4 – “Stock-Based Compensation,” in the consolidated financial statements for a discussion of the impact of SFAS 123(R), “Share Based Payment,” which we adopted on January 1, 2006.
NETWORK AND INFRASTRUCTURE. Our network and infrastructure expense line item primarily includes the personnel costs and related expenses to operate and maintain our technology platforms, customer service, data communication and data center operations. Network and infrastructure expense was $7.8 million for the three months ended September 30, 2006, up from $5.0 million for the same period in the prior year. For the nine months ended September 30, 2006, network and infrastructure expense was $21.5 million, up from $14.2 million for the same period in the prior year. The increases resulted primarily from personnel added to support our revenue growth as well as those gained through acquisition of other businesses, costs related to operating new international data centers and from stock-based compensation expense related to employee stock options and employee stock purchases recognized under SFAS 123(R). We currently believe that network and infrastructure expenses will increase in absolute dollars in 2006 compared to 2005 as we continue to expand our worldwide customer service capacity, as we expand the number of operating global data centers, expected increased network usage, which will drive higher Internet connection charges, and as we record expense related to stock-based compensation. See Note 4 – “Stock-Based Compensation,” in the consolidated financial statements for a discussion of the impact of the adoption of SFAS 123(R), “Share Based Payment,” which we adopted on January 1, 2006.
SALES AND MARKETING. Our sales and marketing expense line item primarily includes personnel costs and related expenses, advertising, promotional and product marketing expenses, credit card transaction and other payment processing fees, credit card chargebacks and bad debt expense. Sales and marketing expense increased to $28.5 million for the three months ended September 30, 2006 from $16.7 million for the same period in the prior year, an increase of $11.7 million, or 70.2%. Sales and marketing expense increased to $83.0 million for the nine months ended September 30, 2006 from $48.8 million for the same period in the prior year, an increase of $34.2 million, or 70.0%. The increases primarily resulted from credit card fees directly associated with the increase in revenue and additional sales, the addition of new international payment methods, personnel and related expenses to support our global growth initiatives, costs from recent acquisitions, and stock-based compensation expense related to employee stock options and employee stock purchases recognized under SFAS 123(R). As a percentage of revenue, sales and marketing expense was 37.8% and 37.0% in the three months and nine months ended September 30, 2006, compared to 31.4% and 30.7% for the same periods in the prior year. During the first nine months of 2006, we continued to expand our presence in global markets, the consumer electronics market, our strategic marketing services programs, and our oneNetwork affiliate program. We also expanded our relationships with two of our major partners, Symantec and Microsoft. We currently believe that sales and marketing expenses will increase in absolute dollars in 2006 compared to 2005, as we continue to grow and expand our reach to clients, as we continue to offer increased levels of strategic marketing services, as we incur costs for acquisitions completed in 2005 and 2006, and as we record expense related to stock-based compensation. See Note 4 – “Stock-Based Compensation,” in the consolidated financial statements for a discussion of the impact of SFAS 123(R), “Share Based Payment,” which we adopted on January 1, 2006.
PRODUCT RESEARCH AND DEVELOPMENT. Our product research and development expense line item includes the costs of personnel and related expenses associated with developing and enhancing our technology platforms and related systems. Product research and development expense increased to $8.3 million and $23.4 million, respectively, for the three and nine months ended September 30, 2006 from $5.2 million and $14.8 million for the same periods in the prior year, an increase of $3.1 million, or 60.0%, and $8.6 million, or 58.3%, respectively. The increases were primarily driven by increases in personnel-related expenses to support our growth initiatives, costs from recent acquisitions, development related to our expanded relationship with Microsoft and stock-based compensation expense related to employee stock options and employee stock purchases recognized under SFAS 123(R). During the first nine months of 2006, we continued to advance our remote-control technology, as well as the international and e-marketing capabilities. We capitalized approximately $0.0 million and $0.4 million of software development costs related to these efforts in the nine months ended September 30, 2006 and 2005, respectively. We did not capitalize any material costs related to software development during the nine months ended September 30, 2006 and do not expect to capitalize any such costs for the balance of 2006. As a percentage of revenue, product research and development expense was 11.1% and 10.4% in the three and nine months ended September 30, 2006, compared to 9.8% and 9.3% for the same periods in the prior year. We currently believe that product research and development expenses will increase in absolute dollars in 2006 compared to 2005, as a result of (i) continued investments in product development required to remain competitive, (ii) costs from acquisitions completed in 2005 and 2006, and (iii) recording expense related to stock-based compensation. See Note 4 – “Stock-Based Compensation,” in the consolidated financial statements for a discussion of the impact of SFAS 123(R), “Share Based Payment,” which we adopted on January 1, 2006.
GENERAL AND ADMINISTRATIVE. Our general and administrative expense line item primarily includes the costs of executive, accounting, and administrative personnel and related expenses, insurance expense, and professional fees for legal, tax and audit services. General and administrative expenses increased to $8.1 million and $24.6 million, respectively, for the three and nine months ended September 30, 2006 from $5.3 million and $16.2 million for the same periods in the prior year, an increase of $2.8 million, or 52.1%, and $8.3 million, or 51.5%, respectively. The increase resulted primarily from the addition of personnel and facilities to support our global expansion, such as our offices in Ireland and Luxembourg, as well as those gained through acquisition of other businesses, and from stock-based compensation expense related to employee stock options and employee stock purchases recognized under SFAS 123(R). As a percentage of revenue, general and administrative expense was 10.7% and 10.9% for the three and nine months ended September 30, 2006, compared to 10.0% and 10.3% for the same periods in the prior year. We currently believe that general and administrative expenses will increase in absolute dollars in 2006 compared to 2005, as we (i) continue to invest in our infrastructure to support our continued organic growth, (ii) incur costs from acquisitions completed in 2005 and 2006 and (iii) record expense related to stock-based compensation. See Note 4 – “Stock-Based Compensation,” in the consolidated financial statements for a discussion of the impact of SFAS 123(R), “Share Based Payment,” which we adopted on January 1, 2006.
AMORTIZATION OF ACQUISITION-RELATED INTANGIBLES. Our amortization of acquisition-related intangibles line item consists of amortization of intangible assets recorded from 13 of our acquisitions during the past four years. Amortization of acquisition-related intangible assets was $3.3 million and $9.2 million, respectively, for the three and nine months ended September 30, 2006 compared to $2.1 million and $6.6 million for the same periods in the prior year. The increase was due to additional amortizable assets acquired throughout 2005 and the first half of 2006. We have purchased, and expect to continue purchasing, assets or businesses, which may include the purchase of intangible assets.
OTHER INCOME, NET. Our other income, net line item is the total of interest income on our cash, cash equivalents and short-term investments, interest expense on our debt and foreign currency transaction gains and losses. Interest income was $6.4 million and $15.6 million, respectively, for the three and nine months ended September 30, 2006 compared to $2.7 million and $6.8 million for the same periods in the prior year. Interest expense was $0.6 million and $1.9 million, respectively, for the three and nine months ended September 30, 2006 compared to $0.6 million and $1.8 million for the same periods in the prior year. Gains from foreign currency remeasurement were $0.0 million and $1.4 million, respectively, for the three and nine months ended September 30, 2006 compared to losses of $0.6 million and $1.4 million for the same periods in the prior year. Gains and losses from the sale of investments were immaterial for the three and nine months ended September 30, 2006 and 2005.

INCOME TAXES. For the three months ended September 30, 2006 and 2005, our tax expense was $5.6 million and $4.7 million, respectively. For the three months ended September 30, 2006, our tax expense consisted of approximately $5.1 million of U.S. tax expense and $0.5 million of foreign tax expense. For the nine months ended September 30, 2006 and 2005, our tax expense was $20.3 million and $14.8 million, respectively. For the nine months ended September 30, 2006, our tax expense consisted of approximately $18.5 million of U.S. tax expense and $1.8 million of foreign tax expense.
During the three months ended September 30, 2006, we recorded tax expense at a rate that reflected the estimated impact of current year changes in foreign operations. We established new locations in Shannon, Ireland and Luxembourg. We transferred existing non-U.S. operations to these locations and expanded these operations in order to more effectively manage current international activity and facilitate further international growth. We commenced business operations in these locations on April 1, 2006. These operating changes generally reduce our effective tax rate from prior years.
During the quarter, we recorded, as a discrete item, the tax benefit of research and development tax credits as a result of a study completed during the quarter. The net effect of this benefit reduced our tax expense in the third quarter by approximately $1.2 million. The research and development credit related to federal and state tax credits generated prior to 2006. Current year federal tax credits are dependent upon federal legislation to extend this benefit.
As of September 30, 2006, we had net U.S. tax loss carryforwards of approximately $66 million and foreign tax loss carryforwards of $3 million. The U.S. amount consisted of approximately $24 million of deductions resulting from exercise of stock options and $42 million of acquired net operating losses. The tax loss carryforwards from exercise of stock options expire in the years 2020 through 2024. The acquired net operating losses expire in the years 2020 through 2025 and are subject to other deductibility restrictions discussed below.
In prior years, there was uncertainty of future realization of the deferred tax assets resulting from temporary differences and from tax loss carryforwards from operations and stock option deductions, therefore a valuation allowance equal to the deferred tax assets was recorded. At December 31, 2005, we evaluated our deferred tax assets related to tax loss carryforwards from stock option deductions and other items and concluded that it was more likely than not that the deferred tax assets would be realized, and accordingly the valuation allowance was reversed.
We also have evaluated our deferred tax assets related to acquired operating losses and we believe a full valuation allowance for these assets is required under GAAP. This valuation allowance is due to anticipated limitations, including limitations under Section 382 of the Internal Revenue Code, on acquired losses. Any future release of this valuation allowance will reduce goodwill.
Off Balance Sheet Arrangements
None

Liquidity and Capital Resources
As of September 30, 2006, we had $335.7 million of cash and cash equivalents, $240.6 million of short-term investments and working capital of approximately $452.4 million. Significant components of our working capital are cash and cash equivalents, short term investments and short term receivables net of client and merchant payables. Our primary source of internal liquidity is our operating activities. Net cash provided by operating activities for the nine months ended September 30, 2006 was $84.7 million, and was primarily the result of net income adjusted for non-cash expenses, partially offset by balance sheet changes such as a decrease in accounts payable. Net cash provided by operating activities for the nine months ended September 30, 2005 was $64.3 million, and was primarily the result of net income adjusted for non-cash expenses. Due to our adoption of SFAS 123(R), as of January 1, 2006, the impact of the excess tax benefits of stock-based compensation, defined as the benefits of a tax deduction for share-based payment expenses that exceeds the recognized compensation expenses, is now reported under financing activities with a corresponding deduction from operating activities in our Condensed Consolidated Statements of Cash Flows.
Net cash used in investing activities for the nine months ended September 30, 2006 was $70.3 million and was the result of net purchases of investments of $19.5 million, cash paid for acquisitions net of cash received of $38.0 million, and purchases of capital equipment of $12.8 million. In January 2006, we acquired Direct Response Technologies, Inc. (now DR Marketing Solutions, Inc.) for approximately $15.0 million in cash, and in June 2006, we acquired MindVision for approximately $21.2 million in cash payments to stockholders plus the assumption of certain liabilities. Net cash used in investing activities for the nine months ended September 30, 2005 was $63.9 million and was the result of net purchases of investments of $47.1 million, cash paid for acquisitions net of cash received of $9.5 million, and purchases of capital equipment of $7.3 million. In March 2005, we acquired SWReg, an operating business of Atlantic Coast plc, a private limited UK company, for $8.8 million in cash.
Net cash provided by financing activities during the nine months ended September 30, 2006 was $187.2 million. In March 2006, we sold 4.0 million shares of our common stock. The offering provided net proceeds of $172.7 million, and was made pursuant to a shelf registration statement previously filed with the Securities and Exchange Commission. In addition, proceeds of $11.5 million were provided by the sale of stock through the exercise of stock options and the employee stock purchase plan, and proceeds of $3.0 million were provided by the excess tax benefit from stock-based compensation. Net cash provided by financing activities during the nine months ended September 30, 2005 was $20.4 million from the sale of stock through the exercise of stock options and purchases through the employee stock purchase plan totaling $23.6 million partially offset by $3.2 million repurchases of common stock.
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
The following table summarizes our principal contractual commitments as of September 30, 2006:

	Payment due by period (in thousands)
	Total Amount	Oct-Dec			2011 and
Contractual Obligations	Committed	2006	2007-2008	2009-2010	Thereafter

Operating Lease Obligations	$7,300	$907	$5,174	$1,219	$0
Convertible Senior Notes	$237,656	$0	$4,875	$4,875	$227,906
Total	$244,956	$907	$10,049	$6,094	$227,906
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

Item 3. Qualitative and Quantitative Disclosure About Market Risk
Interest Rate Risk
Our portfolio of cash equivalents and short-term investments is maintained in a variety of securities, including government obligations and money market funds. Investments are classified as available-for-sale securities and carried at their market value with cumulative unrealized gains or losses recorded as a component of “accumulated other comprehensive income/(loss)” within stockholders’ equity. At September 30, 2006, all securities held had maturities or reset dates of less than three years. A sharp rise in interest rates could have an adverse impact on the market value of certain securities in our portfolio. We do not currently hedge our interest rate exposure and do not enter into financial instruments for trading or speculative purposes or utilize derivative financial instruments.
At September 30, 2006, we had long-term debt of $195.0 million associated with our 1.25% convertible senior notes which are due in 2024. The market value of our long-term debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.
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

Item 4. Controls and Procedures
(a)	Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934) were effective in providing reasonable assurance that material information required to be disclosed by us in this Form 10-Q was recorded, processed, summarized and reported in a timely manner.
(b)	During the quarter ended September 30, 2006, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
DDR Holdings, LLC has brought a claim against us and several other defendants regarding United States Patents No. 6,629,135 and 6,993,572, which are owned by DDR Holdings. These patents claim e-commerce outsourcing systems and methods relating to the provision of outsourced e-commerce support pages having a common look and feel with a host’s website. The case was filed in the U.S. District Court for the Eastern District of Texas on January 31, 2006. The complaint seeks injunctive relief, declaratory relief, damages and attorneys’ fees. We have denied infringement of any valid claim of the patents-in-suit, and have asserted counter-claims which seek a judicial declaration that the patents are invalid and not infringed. We intend to vigorously defend ourselves in this matter. On September 22, 2006, DDR Holdings filed an application for reexamination of its patents based upon the prior art produced by us and the other defendants in the case. As part of that application, DDR Holdings asserted that this prior art raised a substantial question as to the patentability of the inventions claimed in the patents. DDR Holdings has also moved to stay its litigation pending a decision on the reexamination application. We intend to vigorously defend ourselves in this matter.
NetRatings, Inc. has brought a claim against us regarding US Patents Nos. 5,675,510, 6,115,680, 6,108,637, 6,138,155 and 6,763,386, which are owned by NetRatings. These patents claim web analytic and reporting systems. The case was filed in the U.S. District Court for the District of Minnesota on October 5, 2006. The complaint seeks injunctive relief, declaratory relief, damages and attorney’s fees. We are in the process of reviewing the complaint. We intend to vigorously defend ourselves in this matter.
On October 31, 2006, a derivative complaint was filed in the United States District Court for the District of Minnesota by a party identifying itself as a shareholder of the Company purporting to act on behalf of the Company against the directors of the Company and certain present and former officers of the Company. The Company is also named as a nominal defendant. The complaint alleges violations of Section 10(b) and 14(a) of the Securities Exchange Act of 1934 and Rule 10b-5, breaches of fiduciary duty, aiding and abetting breaches of fiduciary duty and unjust enrichment arising from alleged option backdating. The complaint seeks monetary damages, disgorgement, rescission of stock options and other relief. The Company intends to vigorously defend itself against this lawsuit.
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
Sales of products for one software publisher client, Symantec Corporation, accounted for approximately 30.3% of our revenue during the third quarter of 2006. In addition, revenues derived from proprietary Digital River services sold to Symantec end-users and dealer network sales of Symantec products together accounted for approximately 17.0% of total Digital River revenue. In addition, a limited number of other software and physical goods clients contribute a large portion of our annual revenue. Contracts with our clients are generally one or two years in length. If any one of these key contracts is not renewed or otherwise terminates, or if revenues from these clients decline for any other reason (such as competitive developments), our revenue would decline and our ability to sustain profitability would be impaired. If our contract with Symantec is not renewed or otherwise terminated, or if revenues from Symantec and Symantec-related services decline for any other reason, our revenue and our ability to sustain profitability could be materially adversely impaired. It is important to our ongoing success that we maintain our key client relationships and, at the same time, develop new client relationships.

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
We sell products and services to end-users outside the United States and we intend to continue expanding our international presence. In the third quarter of 2006, our sales to international consumers represented approximately 39% of our total sales. Expansion into international markets, particularly the European and Asia-Pacific regions, requires significant resources that we may fail to recover by generating additional revenue. Conducting business outside of the United States is subject to risks, including:
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
These risks have grown with the acquisitions of element 5 AG (now Digital River GmbH) and SWReg, which have substantial operations outside the U.S., and with our expansion into the Asia-Pacific region.
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
Our quarterly and annual operating results are subject to fluctuations in demand for the products or services offered by us or our clients, such as anti-virus software and anti-spyware software. In particular, sales of anti-virus software represented a significant portion of our revenues in recent years and in the third quarter of 2006, and continue to be very important to our business. Demand for anti-virus software is subject to the unpredictable introduction of significant computer viruses. On May 31, 2006, Microsoft Corporation introduced products to protect businesses and consumers from computer viruses and other security risks. To the extent that Microsoft or others successfully introduce products or services not sold through our platform that are competitive with products and services sold by current Digital River clients (including anti-virus products and services), our revenues could be materially adversely affected.
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
We have acquired, and intend to continue engaging in strategic acquisitions of businesses, technologies, services and products. Since December 2005, we have acquired three businesses, Commerce5, Inc. (now DR globalTech, Inc.), Direct Response Technologies, Inc. (now DR Marketing Solutions, Inc.) and MindVision, Inc. The process of integrating an acquired business, technology, service or product into our business and operations may result in unforeseen operating difficulties and expenditures. Integration of an acquired business also may disrupt our ongoing business, distract management and make it difficult to maintain standards, controls and procedures. Moreover, the anticipated benefits of any acquisition may not be realized. If a significant number of clients of the acquired businesses cease doing business with us, we would experience lost revenue and operating profit, and any synergies from the acquisition may be lost. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities, amortization of intangible assets or impairment of goodwill.
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
Sales outside the United States accounted for approximately 39% of our total sales in the third quarter of 2006. The results of operations of, and certain of our intercompany balances associated with, our internationally focused websites are exposed to foreign exchange rate fluctuations. Upon translation, net sales and other operating results from our international operations may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. If the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions will result in increased net revenues and operating expenses. Similarly, our net revenues and operating expenses will decrease if the U.S. dollar strengthens against foreign currencies. As we have expanded our international operations, our exposure to exchange rate fluctuations has become more pronounced. We do not currently have a currency hedging program to mitigate the effect of fluctuations of currency prices on our financial results. See Item 7A of Part II in our Annual Report on Form 10-K for the year ended December 31, 2005, for information demonstrating the effect on our consolidated statements of operations from changes in exchange rates versus the U.S. dollar.

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
In January 2002, we adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets’’ (SFAS No. 142). The statement generally establishes that goodwill and intangible assets with indefinite lives are not amortized, but are to be tested on an annual basis for impairment and, if impaired, are recorded as an impairment charge in income from operations. As of September 30, 2006, we had goodwill with an indefinite life of $238.3 million from our acquisitions. If our goodwill is determined for any reason to be impaired, the subsequent accounting of the impaired portion as an expense would lower our earnings and jeopardize our ability to demonstrate sustained profitability. On January 1, 2006, we adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all stock-based compensation based on estimated fair values. Our operating results for the third quarter of 2006 contain, and our operating results for future periods will contain, a charge for stock-based compensation related to stock options, restricted stock grants and employee stock purchases. As a result of our adoption of SFAS 123(R), our earnings for the third quarter of 2006 were lower than they would have been had we not been required to adopt SFAS 123(R). This will continue to be the case for future periods.
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
During the nine months ended September 30, 2006, no shares were repurchased under the 2005 repurchase program. Approximately $36.6 million remains available for repurchases of our common stock.

			Total number of	Approximate dollar value
	Total number		shares purchased as	of shares that may yet be
	of shares	Average price paid	part of publicly	purchased under the plan
Period	purchased	per share	announced plan	(in millions)
July 1, 2006 - July 31, 2006	—	—	—	$36.6
August 1, 2006 - August 31, 2006	—	—	—	$36.6
September 1, 2006 - September 30, 2006	—	—	—	$36.6

Total	—		—

Item 6. Exhibits
(a) Exhibits

EXHIBIT
NUMBER		DESCRIPTION OF DOCUMENTS

3.1	(1)	Amended and Restated Certificate of Incorporation, as amended, as currently in effect.

3.2	(2)	Amended and Restated Bylaws, as currently in effect.

4.1	(3)	Specimen of Common Stock Certificate.

4.2	(1)	Form of Senior Debt Indenture.

4.3	(1)	Form of Subordinated Debt Indenture.

4.4		References are made to Exhibits 3.1 and 3.2.

4.5	(4)	Indenture dated as of June 1, 2004 between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the Note.

12.1		Computation of Ratio of Earnings to Fixed Charges.

31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as exhibits 3.1 and 3.3 and exhibits 4.5 and 4.6 to our Registration Statement on Form S-3, File No. 333-81626, filed on January 29, 2002, declared effective on February 12, 2002, and incorporated herein by reference.

(2)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001, and incorporated herein by reference.

(3)	Filed as an exhibit to our Registration Statement on Form S-1, File No. 333-56787, declared effective on August 11, 1998, and incorporated herein by reference.

(4)	Filed as exhibit 99.1 to our Current Report on Form 8-K, filed on July 13, 2004 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2006	DIGITAL RIVER, INC.
	By:	/s/ THOMAS M. DONNELLY

Thomas M. Donnelly Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER		DESCRIPTION OF DOCUMENTS

3.1	(1)	Amended and Restated Certificate of Incorporation, as amended, as currently in effect.

3.2	(2)	Amended and Restated Bylaws, as currently in effect.

4.1	(3)	Specimen of Common Stock Certificate.

4.2	(1)	Form of Senior Debt Indenture.

4.3	(1)	Form of Subordinated Debt Indenture.

4.4		References are made to Exhibits 3.1 and 3.2.

4.5	(4)	Indenture dated as of June 1, 2004 between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the Note.

12.1		Computation of Ratio of Earnings to Fixed Charges.

31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as Exhibits 3.1 and 3.3 and Exhibits 4.5 and 4.6 to our Registration Statement on Form S-3, File No. 333-81626, filed on January 29, 2002, declared effective on February 12, 2002, and incorporated herein by reference.

(2)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001, and incorporated herein by reference.

(3)	Filed as an exhibit to our Registration Statement on Form S-1, File No. 333-56787, declared effective on August 11, 1998, and incorporated herein by reference.

(4)	Filed as exhibit 99.1 to our Current Report on Form 8-K, filed on July 13, 2004 and incorporated herein by reference.