Form 10-K
period 2006-12-31
DIGITAL RIVER INC /DE
filed 2007-03-01
CIK 1062530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006.
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
Name of each Exchange on which registered:
Common Stock $0.01 par value Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None

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

As of June 30, 2006, there were 39,767,881 shares of Digital River, Inc. common stock, issued and outstanding. As of such date, based on the closing sales price as quoted by The NASDAQ Stock Market, 38,772,546 shares of common stock, having an aggregate market value of approximately $1,566,023,000 were held by non-affiliates. For purposes of the above statement only, all directors and executive officers of the registrant are assumed to be affiliates.

The number of shares of common stock outstanding at February 1, 2007 was 40,460,874 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

The Business section and other parts of this Annual Report on Form 10-K (“Form 10-K”) contain forward-looking statements that involve risks and uncertainties. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations. “Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Risk Factors” under Part I, Item 1A of this Form 10-K. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Explanatory Note

In this Form 10-K, we are restating our consolidated balance sheet as of December 31, 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years ended December 31, 2005 and December 31, 2004, and each of the quarters in 2005.

This Form 10-K also reflects the restatement of “Selected Consolidated Financial Data” in Item 6 for the years ended December 31, 2005, 2004, 2003, and 2002, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 for the years ended December 31, 2005, and December 31, 2004.

Previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q affected by the restatements have not been amended and should not be relied upon.

On February 6, 2007, we announced the substantial completion of an internal investigation into our historical stock option granting practices. Since that date, we have completed one additional witness interview, which did not alter the results of the investigation. The investigation uncovered irregularities related to the issuance of certain stock option grants made between 1998 and 2005. A Special Committee of the Board oversaw the investigation. The Special Committee authorized the General Counsel and Chief Financial Officer (who joined Digital River in January 2006 and February 2005, respectively) to conduct the investigation, with the assistance of outside counsel and forensic experts.

In particular, as a result of the internal investigation, the Special Committee concluded, and the Audit Committee and Board of Directors agree, that we used incorrect measurement dates for financial accounting purposes for certain stock option grants in prior periods. Therefore, we have recorded additional non-cash stock-based compensation expense and related tax effect with regard to certain past stock option grants, and we are restating previously filed financial statements in this Form 10-K. These adjustments, after-tax, amounted to $9.4 million, spread out over the nine year period from 1998 through 2006. The full year adjustment to 2006 was recorded in the fourth quarter of 2006 due to its insignificance.

The Special Committee investigation examined each stock option grant from August 1998 through December 2006 (the “relevant period”), a total of 69 distinct grant dates. These grants include all of the options granted since our initial public offering in August 1998. In all cases, the investigation considered the particular facts and circumstances surrounding each grant date, including all available documentation, relevant email archives, and interviews with present and former directors, officers, employees, and advisors.

Based on the totality of the evidence and the applicable law, the Special Committee found that no officer or director engaged in any wrongdoing for personal enrichment. The Special Committee also concluded that no director or member of the committee charged with awarding stock options to employees (the Stock Option Committee) knowingly failed to comply with the relevant accounting principles.

The Special Committee’s analysis determined that eighteen grant dates, representing three million shares, were not the proper measurement dates for the related options. Specifically, the Special Committee’s investigation identified certain non-officer employee grants for which the Stock Option Committee, with the involvement of our finance staff, selected grant dates in order to obtain favorable exercise prices. This did not occur with respect to any grants to directors or members of the Stock Option Committee, and thus did not result in any financial benefit to those individuals. Additionally, the Special Committee determined that on certain occasions, the Stock Option Committee unknowingly exceeded its authority in granting stock options to Section 16 officers, which options should have been granted by the Board of Directors. In each of these instances, the Board ratified the grants at a subsequent meeting. The Special Committee also discovered a small number of instances where option grant dates preceded employee hire dates; such instances are attributable to either administrative error or a practice of pricing options for certain employees as of the employment offer date. Finally, the Special Committee identified six occasions where we did not properly expense option grants to consultants.

More generally, the internal investigation revealed weaknesses in our internal controls and record-keeping related to stock options during the relevant period. In particular, we lacked appropriate systems to ensure adequate communication between our accounting and human resources departments pertaining to the option grant process. Thus, the accounting personnel did not consistently receive accurate information necessary to determine appropriate measurement dates. Moreover, we failed to prepare adequate minutes of meetings of the Compensation Committee and Stock Option Committee.

Beginning in January 2003, we strengthened our internal controls and made significant improvements to our stock option granting practices. The Special Committee did not identify any measurement date issues associated with stock option grants since January 2003, with the exception of three dates, each of which apparently resulted from errors in internal processes rather than any intentional backdating.

During the relevant period, we granted 1,306 employees, consultants, officers and directors options to acquire approximately 16.8 million shares of our common stock. These option grants, awarded on 69 distinct grant dates, consisted of one or more of the following types of grants: (i) grants to directors; (ii) grants to Section 16 officers; (iii) follow-on grants to employees; (iv) grants to new hires; (v) grants to employees receiving promotions; and (vi) grants to consultants.

Grants to Directors.  During the relevant period, we appropriately awarded grants to directors during Board of Directors or Compensation Committee meetings. The Special Committee discovered no problems associated with director grants, with the exception of one grant to one director on February 13, 2003. Due to a clerical error, the original paperwork for the February 13, 2003 Board of Director grants was misdated, which was corrected in 2003 with the exception of one former director who had already exercised his option. We subsequently corrected this error for all but one director. We should have recorded a charge related to the grant price and recorded an additional charge for a subsequent vesting acceleration. These charges make up less than $10,000 of the total $9.4 million after-tax restatement.

Grants to Section 16 Officers.  During the relevant period, the Stock Option Committee awarded 540,000 stock options to nine Section 16 officers on four different specified grant dates. After a review of the corporate record, the Special Committee determined that the Stock Option Committee was not vested with the authority to award stock options to Section 16 officers. Outside counsel conducted interviews with the Stock Option Committee members and certain Compensation Committee members and determined that the committee members believed the Stock Option Committee possessed the authority to make the grants. This is corroborated by subsequent Board ratification of the grants. However, because the requisite authority did not exist, the measurement dates for these grants have been adjusted to the Board ratification date, and the charges under APB 25 make up $1.0 million of the total $9.4 million after-tax restatement.

Grants to Employees and Consultants (inclusive of follow-on, new hire, and promotion grants).  During the relevant period, stock option grants to non-Section 16 employees and consultants were generally awarded by the Stock Option Committee. Stock Option Committee documentation with respect to such grants is in many instances inadequate, particularly from 1998 through 2002. Based on interviews and a review of all available documentation, including relevant email archives, the Special Committee determined that employee and consultant grants on sixteen grant dates may not have been measured on the correct date. Consistent with accounting literature and recent guidance from the Securities and Exchange Commission (“SEC”), we employed one of three methods to assign the correct measurement date: (i) the date of a relevant email, if the content of the email indicates action by the Stock Option Committee; (ii) beginning in 2003, the last trading day of the month of the grant in accordance with our policy adopted in early 2003; or (iii) the date a grant was ratified by the Board of Directors if no other relevant documentation existed.

Based on the findings of the Special Committee, after accounting for forfeitures, we calculated stock-based compensation expense (under APB 25 for 1998 through 2005 and under SFAS 123(R) for 2006) of approximately $11.9 million over the respective awards’ vesting terms for the periods from 1998 through 2006. We recorded $85,000, after-tax, of stock-based compensation in the 2006 financial statements related to the foregoing options. Due to its insignificance, the full year amount was recorded in the fourth quarter of 2006. In addition, the Company included unrecorded charges related to option grants to consultants not expensed in the relevant periods under EITF 96-18 ($427,862) and charges of ($70,008) related to option grants to employees prior to their dates of hire.

The incremental impact from recognizing stock-based compensation expense resulting from the investigation of past stock option grants is as follows (dollars in thousands):

	Pre-Tax	After Tax
	Expense	Expense
Fiscal Year	(Income)	(Income)

1998	$172	$172
1999	3,211	3,211
2000	2,238	2,238
2001	2,114	2,114
2002	1,679	1,679
2003	1,241	1,241

Total 1998-2003 impact	10,655	10,655

2004	817	817
2005	293	(2,169)
2006	135	85

Total	$11,900	$9,388

PART I

ITEM 1.	BUSINESS.

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements set forth or incorporated by reference in this Form 10-K, as well as in our Annual Report to Stockholders for the year ended December 31, 2006, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “anticipates,” “expects,” “intends,” “estimates,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements, or industry results, expressed or implied by such forward-looking statements. Such factors are set forth under “Risk Factors” under Item 1A in this Form 10-K. We expressly disclaim any obligation to update or publicly release any revision to these forward-looking statements after the date of this Form 10-K.

Overview

We provide outsourced e-commerce solutions globally to a wide variety of companies primarily in the software and high-tech products markets. We were incorporated in 1994 and began building and operating online stores for our clients in 1996. We offer our clients a broad range of services that enable them to quickly and cost effectively establish an online sales channel capability and to subsequently manage and grow online sales on a global basis. Our offerings help our clients mitigate risk and grow their online revenues. Our services include design, development and hosting of online stores, store merchandising and optimization, order management, fraud prevention screening, export controls and management, tax compliance and management, digital product delivery via download, physical product fulfillment, multi-lingual customer service, online marketing including e-mail marketing, management of paid search programs, website optimization, web analytics, and reporting.

Our products and services allow our clients to focus on promoting and marketing their brands while leveraging the investments we have made in technology and infrastructure that facilitate the purchase of products from their online stores. When shoppers visit the store on one of our clients’ websites, they are seamlessly transferred to our e-commerce platform. Once on our platform, shoppers can browse for products and make purchases online. After a purchase is made, we either deliver the product digitally via download over the Internet or transmit instructions to a third party for physical fulfillment. We also process the buyer’s payment, including collection and remittance of applicable taxes, and can provide customer service in multiple languages to handle order-related questions. We believe we are an example of an emerging trend known as “Software as a Service” (SaaS). We have invested substantial resources to develop our e-commerce software platform and we provide access and use of it to our clients as a service as opposed to selling the software to be operated on their own in-house computer hardware.

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

Our clients include many of the largest software and high-tech products companies and major retailers of these products, including Allume Systems, Inc., Autodesk, Inc., CompUSA, Inc. Computer Associates, Canon Inc., Hewlett Packard Company, Lexmark, Inc., Microsoft Corporation, OfficeMax Incorporated., Nuance Communications Inc, Symantec Corporation, and Trend Micro, Inc.

General information about us can be found at www.digitalriver.com under the “Company/Investor Relations” link. Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments or exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with the Securities and Exchange Commission.

Industry Background

Growth of the Internet and E-Commerce.  E-Commerce sales continue to grow at a rapid rate. The U.S. Commerce Department reported that e-commerce sales in the fourth quarter of 2006 rose 24.6% compared to the fourth quarter of 2005, continuing a series of strong quarterly growth reports. We believe there are a number of factors that are contributing to the growth of e-commerce: (i) adoption of the Internet continues to increase globally; (ii) broadband technology is increasingly being used to deliver Internet service enabling the delivery of richer content as well as larger files to a wider array of users; (iii) Internet users are increasingly comfortable with the process of buying products online; (iv) the functionality of online stores continues to improve, a greater range of payment options are available, and special offers and shipping discounts are making online shopping more attractive; (v) businesses are placing more emphasis on their online stores as they can reach a larger audience at a comparatively lower cost than the methods used to drive traffic to traditional bricks-and-mortar retail stores; and (vi) concerns about conflicts between online and traditional sales channels are continuing to subside. As a result of these growth drivers, online businesses have begun to build large, global customer bases that can be reached cost-effectively, potentially resulting in higher sales and profitability.

Growing Interest in Direct Sales of Products to Consumers.  Increasingly, companies are selling their products directly to consumers via online sales channels. This is due to increased competition for shelf space in the traditional retail channels as well as recognition that direct sales can be more profitable as well as provides information about the consumer purchasing a product that is not easily obtained when a product is sold through traditional channels. Many companies have begun to use classic direct marketing techniques and approaches to selling their products in order to develop a long term relationship with consumers that can result in a higher lifetime value for each customer acquired.

Opportunities for Outsourced E-Commerce.  We believe there are advantages to outsourced e-commerce that will continue to make it an attractive alternative to building and maintaining this capability in-house. These advantages include: (i) eliminating the substantial up-front and ongoing costs of computer hardware, network infrastructure, specialized application software and training and support costs; (ii) reducing the time it takes to get online stores live and productive; (iii) shifting the ongoing technology, financial, regulatory and compliance risks to a proven service provider; (iv) leveraging the direct marketing expertise of an e-commerce service provider to accelerate growth of an online business; and (v) allowing businesses to focus on their specific core competencies.

We believe the market for outsourced e-commerce will continue to grow rapidly. The Internet is inherently global. Once an online store is established, it is immediately accessible to Internet users around the world. Web pages must be presented and customer service inquires handled in diverse languages, and a variety of currencies and payment options must be accepted. The appropriate taxes must be collected and paid, payment fraud risk mitigated, fulfillment provided, and assurances made that products are not shipped to banned locations. These and other requirements of a global e-commerce system make it an expensive and potentially risky undertaking for any business. These factors also make a comprehensive outsourced offering, such as that provided by Digital River, an attractive alternative.

Shift from Physical to Electronic Delivery of Software.  Consumers have grown increasingly comfortable with the electronic delivery of digital products, such as software, music, and video. This shift from physical to electronic delivery is being driven by benefits to both buyers and sellers of these products. For buyers, downloaded products are immediately available for use and a wider variety of products are available than can be found in most retail stores. For sellers, electronic delivery eliminates inventory-stocking requirements, shipping, handling, storage and inventory-carrying costs as well as the risk of product obsolescence.

The Digital River Solution

Our solution combines a robust e-commerce technology platform and a suite of services to help businesses worldwide grow their online revenues and avoid the costs and risks of running a global e-commerce operation in-house. We offer a comprehensive e-commerce solution that operates seamlessly as part of a client’s website. We provide services that facilitate e-commerce transactions and services that help drive traffic to our clients’ online stores and demand for their products. Our services include design, development and hosting of online stores, store merchandising, order management, fraud prevention, export controls, tax compliance and management, digital product delivery via download, physical product fulfillment, multi-lingual customer service, online marketing services including e-mail marketing, management of paid search programs, web analytics and, reporting. We also provide our clients with increased product visibility and sales opportunities through our large network of online channel partners, including retailers and affiliates. We generate a substantial majority of our revenue on a revenue-share basis, meaning that we are paid a percentage of the selling price of each product sold at a clients’ online store that is being managed by Digital River

Benefits to Clients

Reduced Total Cost of Ownership and Risk

Utilizing the Digital River solution, businesses can dramatically reduce or eliminate upfront and ongoing hardware, software, maintenance and support costs associated with developing, customizing, deploying, maintaining and upgrading an in-house e-commerce solution. They can have a global e-commerce presence without assuming the costs and risks of developing it themselves and take immediate advantage of the investments we continually make in our e-commerce systems and associated services. In addition, we help mitigate the risks of doing e-commerce globally, including risks associated with payment fraud, tax compliance, regulatory compliance and export and denied parties compliance. Our ongoing investments in the latest technologies and e-commerce functionality help ensure that our clients maintain pace with industry advances.

Revenue Growth

We can assist our clients in growing their businesses by (i) facilitating the acquisition of new customers, improving the retention of existing customers, and increasing the lifetime value of each customer; (ii) extending their businesses into international markets; and (iii) expanding the visibility and sales of their products through new online sales channels. We have developed substantial expertise in online marketing and merchandising which we apply to help our clients increase traffic to their online stores, and improve order close ratios, average order sizes and repeat purchases, all of which result in higher revenues for our clients’ businesses and a greater revenue share for Digital River.

We provide the technology and services required to establish, grow and support international sales, both for U.S-based clients seeking to reach customers overseas, and non-U.S.-based clients looking to access the U.S. and other markets. Our technology platform enables transactions to be completed in numerous currencies using a variety of payment options. In addition, we provide localized online content and offer customer service in a variety of languages, extending our clients’ reach beyond their home markets.

Through our large online marketplace, which we call Digital River oneNetworktm (described in more detail in the section titled “Strategy”), we provide our clients access to new online sales channels which can help grow their online businesses. Clients can offer any part of their product catalogs to our network of online channel partners, including online retailers and affiliates. This increases the exposure these products receive and can result in higher sales volumes. Our channel partners benefit because we eliminate the need for each of them to manage hundreds of relationships with product developers while increasing the depth and breadth of products they can sell, all without requiring the management of physical product inventory.

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

Focus on Core Competency

By utilizing our outsourced e-commerce services, businesses can focus on developing, marketing and selling their products rather than devoting time and resources to building and maintaining an e-commerce infrastructure. Management can focus on what they know best while ensuring they have access to the latest technologies, tools and expertise for running a successful e-commerce operation.

Benefits to Buyers

Our solution emphasizes convenience as it enables products to be purchased online at any time from anywhere in the world via a connection to the Internet. In the case of software and digital products, buyers can immediately download their purchase and begin using it in a matter of minutes. Sophisticated search technology allows shoppers to browse our entire catalog to find the products they are looking for quickly and easily. Our extended download service, which guarantees replacement of products accidentally destroyed through computer error or malfunction, and our 24/7 customer service provided on behalf of our clients, offer shoppers additional assurance that their e-commerce experience will be a positive one. Our CD2Go service gives buyers the ability to obtain, for a fee, a copy on CD of the product they have purchased and downloaded, providing additional assurances to buyers.

Strategy

Our objective is to be the global leader in outsourced e-commerce services for software and digital products developers, high-tech product manufacturers and related online retailers. Our strategy for achieving this objective includes the following key components:

Attract New Clients and Expand Relationships with Existing Clients.  We have focused our efforts on securing new clients and expanding our relationships with existing clients primarily in the software, digital products, high-tech products, and consumer electronics markets. Our clients include software publishers, other digital content providers, high-tech product manufacturers, and online channel partners such as retailers. In 2006, we entered into more than 230 new contracts with new and existing clients.

We believe we can attract new clients and gain additional business with existing clients by expanding the range of services we offer. This includes services to enhance the e-commerce transaction as well as additional online marketing services. We believe that by expanding the size and breadth of the catalog of products we offer, we will attract additional online retailers and affiliates seeking to offer their customers a wide range of quality products. As of February 1, 2007, we were providing e-commerce services for more than 44,000 software and digital products publishers, high-tech products manufacturers, online retailers and affiliates.

We believe we have amassed the largest catalog of digital software titles available anywhere online, and we offer these titles to online retailers and affiliates. We generate revenue when web traffic is directed to a site for which we provide e-commerce services and a purchase transaction occurs. We will continue to expand the content available in our catalog, which we believe will make that catalog increasingly attractive to online retailers, affiliates and other online channel partners. We believe the Digital River oneNetwork is a unique marketplace and provides opportunities to grow our revenues and strengthen our relationships with clients and partners.

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

Provide Clients with Strategic Marketing Services.  We proactively develop and deliver new products and services, called strategic marketing services that are designed to help our clients improve customer acquisition and retention and maximize the lifetime value of customers. These services currently include paid search advertising, search engine optimization, affiliate marketing, store optimization, and e-mail marketing and optimization. In general, we manage these programs for our clients and have achieved significant increases in client revenue, return-on-investment or both, compared to what clients experienced when running these programs and supporting technologies in-house. We intend to continue to develop and/or acquire new value-added strategic marketing services and technologies to create additional sources of revenue for our clients and for Digital River.

Maintain Technology Leadership.  We believe our technology platform and infrastructure afford us a competitive advantage in the market for outsourced e-commerce solutions. We intend to continue to invest in and enhance our platform to improve scalability, reliability, security and performance as well as reduce costs. By leveraging our fixed cost structure, we can improve our ability to provide low-cost, high-value services while continuing to deploy the latest technologies. Additionally, we plan to continue investing to enable our clients to further penetrate international markets, enhance their relationships with their customers, better manage the return-on-investment across all their online marketing activities, and successfully adopt new selling models such as subscriptions, “software-as-a-service,” “try-before-you-buy” and volume licensing.

Continue to Seek Strategic Acquisitions.  Historically, we have been an active acquirer of businesses, and we expect to continue actively pursuing acquisitions that further our business strategy. Some of the strategic factors we consider when evaluating an acquisition opportunity include: expanding our base of clients, improving the breadth and depth of our product offering, improving the catalog of content, extending our strategic marketing and other services offerings, expanding our geographic reach and diversifying our revenue stream into complementary or adjacent market segments.

Expand the Digital River oneNetwork Marketplace.  We have developed a global marketplace we call Digital River oneNetwork which enables our clients to efficiently offer their products to a broad range of online retailers and affiliates. Affiliates are entities (individuals, organizations, companies, etc.) that generate online traffic to specific websites. On those websites, there are links, advertisements and other offers to sell various products and services. If a visitor clicks one of the links or advertisements and subsequently makes a purchase, the affiliate receives a commission in the form of a fixed fee or a percentage of the selling price of the product(s) purchased. Affiliates are an increasingly important source of website traffic as they can target specific types of Internet users.

Services

We provide a broad range of services to our clients, including design, development and hosting of online stores,, merchandising, order management, fraud prevention screening, denied parties screening, export controls, tax compliance and management, digital and physical product fulfillment, multi-lingual customer service, online marketing services including email marketing and paid search program management, and analytics and reporting. Most of these offerings can be managed through client-facing, remote control self-service tools that are easily used by business users without specialized training. Since clients utilize our centralized system and processes, we can consistently offer best practices across our entire client base.

Store Design, Development and Hosting.  We offer our clients website design services utilizing our experience and expertise to create efficient and effective online stores. Our e-commerce solutions can be deployed quickly and implemented in a variety of ways from fully-functioning shopping carts through completely merchandised online stores. The online stores we operate for our clients match their branding and website design to provide a seamless experience for shoppers. When a shopper navigates from a client’s website (operated by them) to its store (operated by us), the transition is seamless and the customer is unaware they are then being served by our technology platform. We manage the order process through payment processing, fraud screening, and fulfillment (either digital or physical) and notify the buyer via e-mail once the transaction is completed. Transaction information is captured and stored in our database systems, an increasingly valuable source of information used to create highly targeted merchandising programs, e-mail marketing campaigns, product offers and test marketing programs.

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

Store Merchandising.  Our technology platforms support a wide range of merchandising activities. This enables our clients to effectively execute promotions, up-sell, and cross-sell activities and to feature specific products and services during any phase of the shopping process. From the home page of our clients’ online stores through the checkout and “thank you” pages, our solution allows clients to deliver targeted offers designed to increase order close ratios and average order sizes.

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

The fraud screening component of our platform uses both rules-based and heuristic scoring methods which use observations of known fraudulent activities to make a determination regarding the validity of the order, buyer and payment information. As the order is entered, hundreds of data reviews can be processed in real time. We also provide denied-parties screening and export controls, which are designed to ensure persons and/or organizations appearing on government denied-parties lists are blocked from making purchases through our system. Once a transaction is approved and the digital product has been delivered via download or the physical product(s) has been shipped, we submit the transaction for payment.

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

In addition to electronic fulfillment via download, we offer physical distribution services to our clients as well. We have contracted with third-party fulfillment agents that maintain inventories of physical products for shipment to buyers. These products are held by the fulfillment agent on consignment from our clients. We provide notification of product shipment to the buyer as well as shipment tracking, order status, and inventory information. We also provide a service called “Physical on Demand” (POD), which utilizes robotic systems to create a client-branded product CD and packaging materials after a POD order has been placed. This eliminates the requirement for inventory to be stored in a warehouse as physical product is created only when needed. We believe physical fulfillment services are important to providing a complete e-commerce solution to our clients, particularly in the high-tech products market where digital fulfillment is not possible.

Customer Service.  At our client’s option and for an additional fee, we provide telephone, online chat and e-mail customer support for products sold through our platforms. We provide assistance to buyers regarding ordering and delivery questions on a 24/7 basis and in more than ten different languages. We continue to invest in technology and infrastructure to provide fast and efficient responses to customer inquiries as well as provide online self-help options. We provide extended download services for digital products for an additional fee, which enables buyers to download the products they have purchased more than once in the event of a computer failure or other unexpected problem.

Advanced Reporting and Analytics.  We capture and store detailed information about visitor traffic to and sales in the online stores we manage for our clients and this information is stored in our database systems where it is available for analysis and reporting. We provide clients access to a large collection of standard and customizable reports as well as our web analytics technology. This enables our clients to track and analyze sales, products, transactions, customer behavior and the results of marketing campaigns so they can optimize their marketing efforts to increase traffic, order close ratios and average order values.

Strategic Marketing Services.  We offer a wide range of strategic marketing services designed to increase customer acquisition, improve customer retention and enhance the lifetime value of each customer to our clients. Through a combination of web analytics, analytics-based statistical testing, optimization and proven direct marketing practices, our team of strategic marketing experts develops, delivers and manages programs such as paid search advertising, search engine optimization, affiliate marketing, store optimization and e-mail optimization on behalf of our clients. We generally charge an incremental percentage of the selling price of merchandise for sales driven by our strategic marketing services activities. We believe our ability to capture and analyze integrated traffic and e-commerce sales data enhances the value of our strategic marketing services as we can precisely determine the effectiveness of specific marketing activities, website changes, and other actions taken by our clients.

Clients

We serve two distinct groups of clients: (1) software, product developers and high tech product manufacturers; and (2) online channel partners including retailers and affiliates. We believe that the breadth of our catalog of products is a competitive advantage in selling e-commerce services to online channel partners as they can access a huge volume of products to sell without negotiating contract terms with every product provider. At the same time, we believe the breadth of our channel partner group is attractive to product developers and manufacturers as it gives them access to broad distribution through a single source.

Sales and Marketing

We sell products and services primarily to consumers through the Internet. We sell and market our services for clients through a direct sales force located in offices in the United States, Europe and Asia Pacific. These offices include staff dedicated to pre-sales, sales and sales support activities. Our client sales organization sells to executives within software companies, product manufacturers, and online channel partners who are looking to create or expand their e-commerce businesses. During the sales process, our sales staff delivers demonstrations, presentations, collateral material, return-on-investment analyses, proposals and contracts.

We also design, implement and manage marketing and merchandising programs to help our clients drive traffic to their online stores and increase order close ratios, average order values and repeat purchases at those stores. Our strategic e-marketing team delivers a range of marketing and merchandising programs such as paid search advertising, search engine optimization, affiliate marketing, site and store optimization, e-mail marketing and optimization and site merchandising, which includes promotions, cross-sells and up-sells. This team combines their marketing domain expertise with our suite of technology, including reporting, analytics, optimization and e-mail to drive increased sales for our clients.

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

Technology

We deliver our outsourced e-commerce solutions on several platforms, each of which has been architected to solve our clients multi-faceted e-commerce needs. The following is a brief description of the technology standards utilized by the family of Digital River commerce platforms:

Architecture.  Our platforms are highly scalable and designed to handle tens of thousands of individual e-commerce stores and millions of products available for sale within those stores. These platforms consist of Digital River developed proprietary software applications running on multiple pods of Sun Microsystems and Dell servers that serve dynamic web pages using Oracle, SQL server and MySQL databases, and .net Microsoft IIS and Oracle 9iAS application servers. We use Akamai, Limelight and Mirror Image’s worldwide caching technology to enable our platform engines to serve web pages with consistent load times around the world. Our platforms are designed to support growth by adding servers, CPUs, memory and bandwidth without substantial changes to the software applications. We believe this level of scalability is a competitive advantage. The application software is written in modular layers, enabling us to quickly respond to industry changes, payment processing changes, changes to international requirements for taxes and export screening, banking procedures, encryption technologies, and new and emerging web technologies, including AJAX, Web Services, DHTML, and web Caches.

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

E-Commerce System Maintenance.  Our platforms have a centralized maintenance management system that we use to build and manage our clients’ e-commerce systems. Changes that affect all of our clients’ e-commerce sites or groups of e-commerce sites can be made centrally, dramatically reducing maintenance time and complexity. Most of our clients’ e-commerce sites include a central store and many have additional web pages where highly targeted traffic is routed. Clients also may choose to link specific locations on their e-commerce stores to detailed product or category information within their stores to more effectively address a shopper’s specific areas of interest.

Security.  We have security systems in place to control access to our internal systems and commerce data. Log-ins and passwords are required for all systems with additional levels of log-in, password and IP security in place to control access on an individual basis. Access only is granted to commerce areas for which an individual is responsible. Multiple levels of firewalls prevent unauthorized access from the outside or access to confidential data from the inside. Our security system does not allow direct access to any client or customer data. We license certain encryption and authentication technology from third parties to provide secure transmission of confidential information such as credit card data. The security system is designed not to interfere with the end-user’s experience on our clients’ e-commerce sites.

Data Center Operations.  Continuous data center operations are crucial to our success. We currently maintain major data center operations in six facilities; in California and Minnesota, USA; and in Germany and Ireland. All major data center locations are currently processing transactions and serving downloads.

All data centers currently utilize multiple levels of redundant systems, including load balancers managing traffic volumes across web and application server farms, database servers, and enterprise disk storage arrays. For the majority of these systems, we have automatic failover procedures in place such that when a fault is detected, a process automatically takes that portion of the system offline and processing continues on the remaining redundant portions of the system, or in an alternate datacenter. In the event of an electrical power failure, we have redundant power generators and uninterruptible power supplies that protect our facilities. Fire suppression systems are present in each data center.

Our network software constantly monitors our clients’ e-commerce sites and internal system functions, and notifies systems engineers if any unexpected conditions arise. We lease multiple lines from diverse Internet service providers and maintain a policy of adding additional capacity if more than 40 percent of our capacity is consistently utilized. Accordingly, if one line fails, the other lines are able to assume the traffic load of the failed line. We also utilize content distribution networks operated by our vendors to serve appropriate types of traffic; currently, the majority of our image traffic and a substantial portion of our download traffic is served via the Akamai, Limelight and Mirror Image networks.

Product Research and Development

Our primary product research and development strategy is to continually enhance the technology and feature set of our commerce platforms and related technologies. To this end, we continually have numerous development projects in process, including ongoing enhancement of our commerce platforms, improvements in our remote control capabilities, enhanced international support, advanced product distribution capabilities, and new marketing technologies. Product research and development expenses were $32.3 million, $20.7 million, and $14.3 million, in 2006, 2005, and 2004 respectively.

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

Competition

The market for e-commerce solutions is highly competitive. We compete with e-commerce solutions that our customers develop themselves or contract with third parties to develop. We also compete with other outsourced e-commerce providers. The competition we encounter includes:

•	In-house development of e-commerce capabilities using tools or applications from companies such as Art Technology Group, Inc. and IBM Corporation;

•	E-Commerce capabilities custom-developed by companies such as IBM Global Services, and Accenture, Inc.;

•	Other providers of outsourced e-commerce solutions, such as GSI Commerce, Inc., Macrovision Corporation, and asknet Inc;

•	Providers of technologies, services or products that support a portion of the e-commerce process, such as payment processing, including CyberSource Corporation and PayPal Corp.;

•	Companies that offer various online marketing services, technologies and products, including ValueClick, Inc. and aQuantive, Inc.;

•	High-traffic branded websites that generate a substantial portion of their revenue from e-commerce and may offer or provide to others the means to offer products for sale, such as Amazon.com, Inc.; and

•	Web hosting, web services and infrastructure companies that offer portions of our solution and are seeking to expand the range of their offerings, such as Network Solutions, LLC, Akamai Technologies, Inc., Yahoo! Inc., eBay Inc. and Hostopia.com, Inc.

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

Intellectual Property

We believe the protection of our trademarks, copyrights, trade secrets and other intellectual property is critical to our success. We rely on patent, copyright and trademark enforcement, contractual restrictions, and service mark and trade secret laws to protect our proprietary rights. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with certain parties with whom we conduct business in order to limit access to and disclosure of our proprietary information. We also seek to protect our proprietary position by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to our business. We currently have fourteen U.S patents issued with eight to seventeen years remaining prior to expiration. We also have over forty U.S. and foreign patent applications pending. We pursue the registration of our trademarks and service marks in the U.S. and internationally. We have a number of registered trademarks in the U.S., European Union and other countries.

Employees

As of January 28, 2007, we employed 1,086 people. We also employ independent contractors and other temporary employees. None of our employees are represented by a labor union, and we consider our employee relations to be good. Competition for qualified personnel in our industry is intense. We believe that our future success will continue to depend, in part, on our continued ability to attract, hire and retain qualified personnel.

Executive Officers

The following table sets forth information regarding our executive officers at February 1, 2007:

Name	Age	Position

Joel A. Ronning	50	Chief Executive Officer
Thomas M. Donnelly	42	Chief Financial Officer

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

Mr. Donnelly joined Digital River in February 2005 as Vice President of Finance and Treasurer and was named Chief Financial Officer and Secretary in July 2005. From March 1997 to May 2004, he held various positions, including President, Chief Operating Officer and Chief Financial Officer with Net Perceptions, Inc., a developer of software systems used to improve the effectiveness of various customer interaction systems. From March 1995 to March 1997, Mr. Donnelly served as a financial and management consultant in the capacity of chief financial officer or corporate controller for various public and private companies and partnerships. Prior to 1995, Mr. Donnelly served as an investment analyst for Marshall Financial Group, a merchant banking company, Chief Financial Officer of Medical Documentation Systems, Inc., a medical software company, and Controller of Staats International, Inc., a defense subcontractor.

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

Sales of products for one software publisher client, Symantec Corporation, accounted for approximately 30.2% of our revenue in 2006. In addition, revenues derived from proprietary Digital River services sold to Symantec end-users and sales of Symantec products through our oneNetwork retail and affiliate channel together accounted for approximately 16.6% of total Digital River revenue. In addition, a limited number of other software and physical goods clients contribute a large portion of our annual revenue. Contracts with our clients are generally one or two years in length. If any one of these key contracts is not renewed or otherwise terminates, or if revenues from these clients decline for any other reason (such as competitive developments), our revenue would decline and our ability to sustain profitability would be impaired. If our contract with Symantec is not renewed or otherwise terminated, or if revenues from Symantec and Symantec-related services decline for any other reason, our revenue and our ability to sustain profitability could be materially adversely impaired. It is important to our ongoing success that we maintain our key client relationships and, at the same time, develop new client relationships.

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

We sell products and services to end-users outside the United States and we intend to continue expanding our international presence. In 2006, our sales to international consumers represented approximately 41% of our total sales. Expansion into international markets, particularly the European and Asia-Pacific regions, requires significant resources that we may fail to recover by generating additional revenue. Conducting business outside of the United States is subject to risks, including:

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

These risks have grown with the acquisitions of element 5 AG (now Digital River GmbH) and SWReg, which have substantial operations outside the U.S. and with our expansion into the Asia-Pacific region.

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

Our quarterly and annual operating results are subject to fluctuations in demand for the products or services offered by us or our clients, such as anti-virus software and anti-spyware software. In particular, sales of anti-virus software represented a significant portion of our revenues in recent years and in 2006, and continue to be very important to our business. Demand for anti-virus software is subject to the unpredictable introduction of significant computer viruses. On May 31, 2006, Microsoft Corporation introduced products to protect businesses and consumers from computer viruses and other security risks. To the extent that Microsoft or others successfully introduce products or services not sold through our platform that are competitive with products and services sold by current Digital River clients (including anti-virus products and services), our revenues could be materially adversely affected.

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

The matters relating to the investigation by the Special Committee of the Board of Directors and the restatement of our consolidated financial statements may result in additional litigation and governmental enforcement actions.

On February 6, 2007, we announced that an internal review had discovered irregularities related to the issuance of certain stock option grants primarily made between 1998 and 2002. As described in the Explanatory Note immediately preceding Part I, Item 1, and in Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements in this Form 10-K, as a result of the internal review, the Special Committee concluded, and the Audit Committee and Board of Directors agree, that we used incorrect measurement dates for financial accounting purposes for certain stock option grants in prior periods. Therefore, we have recorded additional non-cash stock-based compensation expense and related tax effect with regard to certain past stock option grants, and we are restating previously filed financial statements in this Form 10-K. The full year adjustment to 2006 was recorded in the fourth quarter of 2006 due to its insignificance.

Activities related to our internal review of historical stock option practices have required us to incur substantial expenses for legal, accounting, tax and other professional services, have diverted management’s attention from our business, and could in the future harm our business, financial condition, results of operations and cash flows.

While we believe we have made appropriate judgments in determining the correct measurement dates for our stock option grants, the SEC may disagree with the manner in which we have accounted for and reported, or not reported, the financial impact. Accordingly, there is a risk we may have to further restate our prior financial statements, amend prior filings with the SEC, or take other actions not currently contemplated.

Our past stock option granting practices and the restatement of prior financial statements have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions. As described in Part II, Item 1, “Legal Proceedings”, several derivative complaints had been filed in federal court against our directors and certain of our executive officers pertaining to allegations relating to stock option grants. On December 18, 2006, the SEC initiated an informal inquiry into our historical stock option practices. We have provided the results of our internal review together with supporting documentation to the SEC. We intend to continue to fully cooperate with the SEC’s inquiry. No assurance can be given regarding the outcomes from litigation, regulatory proceedings or government enforcement actions relating to our past stock option practices. The resolution of these matters will be time consuming, expensive, and may distract management from the conduct of our business. Furthermore, if we are subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed, which could harm our business, financial condition, results of operations and cash flows.

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

From time-to-time we are named as a defendant in lawsuits claiming that we have, in some way, violated the intellectual property rights of others. We have been notified of several potential patent disputes, and expect that we will increasingly be subject to patent infringement claims as our services expand in scope and complexity. Any assertions or prosecutions of claims like these could require us to expend significant financial and managerial resources. The defense of any claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause product enhancement delays or require that we develop non-infringing technology or enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may be unavailable on terms acceptable to us or at all. In the event of a successful claim of infringement against us and our failure or inability to develop non-infringing technology or license the infringed or similar technology on a timely basis, we may be unable to pursue our current business plan. We expect that we will increasingly be subject to patent infringement claims as our services expand in scope and complexity, and our results of operation and financial condition could be materially adversely affected.

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

We believe that the principal competitive factors for a participant in our market are the breadth of products and services offered, the number of clients and online channel partnerships a participant has, brand recognition, system reliability and scalability, price, customer service, ease of use, speed to market, convenience and quality of delivery. The online channel partners and the other companies described above may compete directly with us by adopting a similar business model. Moreover, while some of these companies also are clients or potential clients of ours, they may compete with our e-commerce outsourcing solution to the extent that they develop e-commerce systems or acquire such systems from other software vendors or service providers.

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

Applicability to the Internet of existing laws governing issues, such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy also could harm our operating results and substantially increase the cost to us of doing business. For example, numerous state legislatures have proposed that tax rules for Internet retailing and catalog sales correspond to enacted tax rules for sales from physical stores. Any requirement that we collect sales tax for each online purchase and remit the tax to the appropriate state authority would be a significant administrative burden to us, and would likely depress online sales. This and any other change in laws applicable to the Internet also might require significant management resources to respond appropriately. The vast majority of these laws was adopted prior to the advent of the Internet, and do not contemplate or address the unique issues raised thereby. Those laws that do reference the Internet, such as the Digital Millennium Copyright Act, are only beginning to be interpreted by the courts, and their applicability and reach are therefore uncertain.

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

Sales outside the United States accounted for approximately 41% of our total sales in 2006. The results of operations of, and certain of our intercompany balances associated with, our internationally focused websites are exposed to foreign exchange rate fluctuations. Upon translation, net sales and other operating results from our international operations may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. If the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions will result in increased net revenues and operating expenses. Similarly, our net revenues and operating expenses will decrease if the U.S. dollar strengthens against foreign currencies. As we have expanded our international operations, our exposure to exchange rate fluctuations has become more pronounced. We may enter into short-term currency forward contracts to offset the foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. The use of such hedging activities may not offset more than a portion of the adverse financial impact resulting from unfavorable movements in foreign exchange rates. See Item 7A of Part II, for information demonstrating the effect on our consolidated statements of operations from changes in exchange rates versus the U.S. dollar.

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

In January 2002, we adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). The statement generally establishes that goodwill and intangible assets with indefinite lives are not amortized, but are to be tested on an annual basis for impairment and, if impaired, are recorded as an impairment charge in income from operations. As of December 31, 2006, we had goodwill with an indefinite life of $243.8 million from our acquisitions. If our goodwill is determined for any reason to be impaired, the subsequent accounting of the impaired portion as an expense would lower our earnings and jeopardize our ability to demonstrate sustained profitability. On January 1, 2006, we adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all stock-based compensation based on estimated fair values. Our operating results for 2006 contain, and our operating results for future periods will contain, a charge for stock-based compensation related to stock options, restricted stock grants and employee stock purchases. As a result of our adoption of SFAS 123(R), our earnings for 2006 were lower than they would have been had we not been required to adopt SFAS 123(R). This will continue to be the case for future periods.

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

The stock market and the trading prices of Internet-related companies in particular, have been notably volatile. This volatility is likely to continue in the short-term and is not necessarily related to the operating performance of affected companies. This broad market and industry volatility could significantly reduce the price of our common stock at any time, without regard to our operating performance. Factors that could cause our stock price in particular to fluctuate include, but are not limited to:

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table summarizes the various facilities that we lease for our business operations:

		Square
Description of Use	Primary Locations	Footage(1)	Lease Expirations

Corporate Office Facilities	Minnesota	133,000	From 2007 to 2008
Other U.S. Office Facilities	California, Colorado, Illinois, Nebraska, Ohio, Pennsylvania, Utah	62,139	From 2007 to 2011
Non-U.S. Office Facilities	Germany, Ireland, Japan, Korea, Luxembourg, Taiwan, United Kingdom	65,266	From 2007 to 2026
Off Site U.S. Data Centers	California, Minnesota	693	From 2007 to 2008
Off Site non U.S. Data Centers	China, Germany, Ireland, United Kingdom	282	From 2007 to 2008

(1)	Includes sub-leased space.

We believe our properties are suitable and adequate for our present needs, and we periodically evaluate whether additional facilities are necessary.

ITEM 3.	LEGAL PROCEEDINGS

DDR Holdings, LLC has brought a claim against us and several other defendants regarding US Patents No. 6,629,135 and 6,993,572, which are owned by DDR Holdings. These patents claim e-commerce outsourcing systems and methods relating to the provision of outsourced e-commerce support pages having a common look and feel with a host’s website. The case was filed in the U.S. District Court for the Eastern District of Texas on January 31, 2006. The complaint seeks injunctive relief, declaratory relief, damages and attorneys’ fees. We have denied infringement of any valid claim of the patents-in-suit, and have asserted counter-claims which seek a judicial declaration that the patents are invalid and not infringed. We intend to vigorously defend ourselves in this matter. On September 22, 2006, DDR Holdings filed an application for reexamination of its patents based upon the prior art produced by us and the other defendants in the case. As part of that application, DDR Holdings asserted that this prior art raised a substantial question as to the patentability of the inventions claimed in the patents. DDR Holdings has also moved to stay its litigation pending a decision on the reexamination application. We intend to vigorously defend ourselves in this matter.

NetRatings, Inc. has brought a claim against us regarding US Patents Nos. 5,675,510, 6,115,680, 6,108,637, 6,138,155 and 6,763,386, which are owned by NetRatings. These patents claim web analytic and reporting systems. The case was filed in the U.S. District Court for the District of Minnesota on October 5, 2006. The complaint seeks injunctive relief, declaratory relief, damages and attorney’s fees. We have answered this complaint and are in the early stages of discovery. We intend to vigorously defend ourselves in this matter.

Voice Signal Technologies, Inc. (“VST”) has brought a claim against us and several other defendants regarding US Patent No. 5,855,000, which is owned by VST. This patent claim is on the use of general purpose dictation for personal computers and mobile devices. The case was filed in the U.S. District Court for the Western District of Pennsylvania on November 8, 2006. This complaint relates to our resale of a product from one of our software publisher clients. Under the terms of the contract that we have with this client, the client will defend and indemnify us for intellectual property claims. In accordance with the terms of that contract, this client is assuming the defense of this matter.

On October 31, 2006, a party identifying itself as a shareholder of the Company filed a derivative shareholder suit against us and certain of our current and former officers and directors in the U.S. District Court for the District of Minnesota. The action made general allegations regarding our purported stock option practices and on that basis asserted claims for violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 thereunder, Sections 14(a) and 20(a) of the Exchange Act, breach of the fiduciary duties of loyalty and good faith, an accounting, unjust enrichment and rescission. On November 17, 2006, we filed a motion to dismiss the action in its entirety. On December 22, 2006, rather than opposing this motion to dismiss, plaintiff filed a motion for voluntary dismissal of the case. On January 3, 2007, the Court entered an order granting plaintiff’s motion for voluntary dismissal without prejudice. On February 6, 2007, this shareholder filed a complaint in the Court of Chancery of the State of Delaware. The complaint seeks an order pursuant to Section 220 of the Delaware General Corporation Law permitting plaintiff to inspect and make copies and extracts of certain of our books and records. We intend to vigorously defend ourselves in this matter.

On November 21, 2006, a separate plaintiff filed a derivative shareholder suit against us and certain of our current and former officers and directors in the U.S. District Court for the District of Minnesota substantially similar to the complaint filed against us on October 31, 2006. On January 11, 2007, plaintiff filed a motion for voluntary dismissal of the case. On January 17, 2007, the Court entered an order granting plaintiff’s motion for voluntary dismissal without prejudice.

In December 2006, we announced that we had received an informal inquiry from the SEC relating to our stock option grant practices. We have cooperated with the SEC regarding this matter and intend to continue to do so.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	High	Low

2005
First Quarter	$41.82	$28.16
Second Quarter	$33.73	$22.43
Third Quarter	$41.75	$31.30
Fourth Quarter	$39.39	$23.64
2006
First Quarter	$46.08	$29.27
Second Quarter	$48.00	$37.00
Third Quarter	$53.21	$37.90
Fourth Quarter	$60.99	$48.20

Holders

As of February 1, 2007, there were approximately 390 holders of record of our common stock. On February 1, 2007, the last sale price reported on The NASDAQ Stock Market for our common stock was $50.14 per share.

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

There were no common stock repurchases in the fourth quarter of 2006.

Securities Authorized for Issuance under Equity Compensation Plans

The information required in the table of Securities Authorized for Issuance under Equity Compensation Plans is incorporated by reference to our Proxy Statement in connection with our 2007 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

Securities Performance Measurement Comparison1

The SEC requires a comparison on an indexed basis of cumulative total stockholder return for the Company, a relevant broad equity market index and a published industry line-of-business index. The following graph shows a total stockholder return of an investment of $100 in cash on December 31, 2001 for (i) the Company’s Common Stock; (ii) the CRSP Total Return Index for the Nasdaq Stock Market (U.S. companies) (the “Nasdaq Composite Index”); and (iii) the RDG Technology Composite Index. The RDG Technology Composite Index is composed of approximately 500 technology companies in the semiconductor, electronics, medical and related technology industries. Historic stock price performance is not necessarily indicative of future stock price performance. All values assume reinvestment of the full amount of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Digital River, Inc., The NASDAQ Composite Index
And The RDG Technology Composite Index

*	$100 invested on 12/31/01 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.

1 This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 6.	SELECTED FINANCIAL DATA

The consolidated financial information below has been restated as set forth in this Form 10-K. The data as of and for the years ended December 31, 2005, 2004, 2003 and 2002 have been restated as set forth in this Form 10-K, but such restated data have not been audited and are derived from the Company’s books and records. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis-Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below. The information presented in the following tables has been adjusted to reflect the restatement of our financial results, which is more fully described in Management’s Discussion and Analysis-Restatement of Consolidated Financial Statements and in Note 2 to Consolidated Financial Statements of this Form 10-K.

We have not amended any other previously-filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by this restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in previously-filed reports should no longer be relied upon.

	December 31,
	2006	2005	2004			2003			2002
			As			As			As
		As	Previously		As	Previously		As	Previously		As
		Restated(1)	Reported	Adjustments	Restated(1)	Reported	Adjustments	Restated(1)	Reported	Adjustments	Restated(1)
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents	$390,243	$131,770	$127,734	$—	$127,734	$72,885	$—	$72,885	$40,801	$—	$40,801
Short-term investments	235,699	220,569	164,402	—	164,402	59,037	—	59,037	—	—	—
Working capital	497,887	244,647	198,747	—	198,747	85,011	—	85,011	14,498	—	14,498
Total assets	1,006,263	669,549	504,521	—	504,521	189,658	—	189,658	96,534	—	96,534
Long-term obligations	196,345	195,022	195,000	—	195,000	—	—	—	—	—	—
Retained earnings/ (accumulated deficit)	44,989	(15,627)	(51,164)	(11,472)	(62,636)	(86,488)	(10,655)	(97,143)	(103,624)	(9,414)	(113,038)
Total stockholders’ equity	$603,759	$305,551	$192,769	$—	$192,769	$131,852	$—	$131,852	$57,186	$—	$57,186

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

	Year Ended December 31,
	2006	2005	2004	2003	2002
		As Restated(1)	As Restated(1)	As Restated(2)	As Restated(2)
	(In thousands, except per share data)

Statement of Operations Data:
Revenue	$307,632	$220,408	$154,130	$101,201	$77,783
Costs and expenses (exclusive of depreciation and amortization expense shown separately below)
Direct cost of services	7,709	5,063	5,167	3,857	2,717
Network and infrastructure	29,250	19,817	15,164	12,295	11,455
Sales and marketing	113,462	69,371	52,083	37,685	33,061
Product research and development	32,341	20,690	14,293	10,263	11,929
General and administrative	34,158	21,484	17,006	9,389	9,469
Depreciation and amortization	10,983	8,833	8,203	7,275	6,009
Amortization of acquisition related intangibles	12,134	8,730	8,269	5,380	5,738

Total costs and expenses	240,037	153,988	120,185	86,144	80,378
Income (loss) from operations	67,595	66,420	33,945	15,057	(2,595)
Other income, net	21,887	4,967	1,641	838	406

Income (loss) before income tax expense	89,482	71,387	35,586	15,895	(2,189)
Income tax expense	28,672	14,875	1,079	—	—

Net income (loss)	$60,810	$56,512	$34,507	$15,895	$(2,189)

Net income (loss) per share — basic	$1.58	$1.64	$1.07	$0.54	$(0.08)

Net income (loss) per share — diluted	$1.40	$1.41	$0.94	$0.48	$(0.08)

Shares used in per-share calculation — basic	38,593	34,536	32,328	29,398	26,791

Shares used in per-share calculation — diluted	44,642	41,448	38,532	33,051	26,791

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

(2)	The Selected Financial Data for 2003 and 2002 has been restated to reflect adjustments related to stock based compensation expense and the associated tax impact as further described in the “Explanatory Note” immediately preceding Part I, Item 1 of the Form 10-K. As a result of these adjustments, net income was reduced by $1,241 and $1,679 for the years ended December 31, 2003 and 2002, respectively as follows:

	2003			2002
	As Previously		As	As Previously		As
	Reported	Adjustments	Restated(1)	Reported	Adjustments	Restated(1)

Statement of Operations Data:
Revenue	$101,201	$—	$101,201	$77,783	$—	$77,783
Costs and expenses (exclusive of depreciation and amortization expense shown separately below)
Direct cost of services	3,585	272	3,857	2,357	360	2,717
Network and infrastructure	12,253	42	12,295	11,405	50	11,455
Sales and marketing	37,220	465	37,685	32,437	624	33,061
Product research and development	9,962	301	10,263	11,454	475	11,929
General and administrative	9,228	161	9,389	9,299	170	9,469
Depreciation and amortization	7,275	—	7,275	6,009	—	6,009
Amortization of acquisition related intangibles	5,380	—	5,380	5,738	—	5,738

Total costs and expenses	84,903	1,241	86,144	78,699	1,679	80,378
Income (loss) from operations	16,298	(1,241)	15,057	(916)	(1,679)	(2,595)
Other income, net	838	—	838	406	—	406

Income (loss) before income tax expense	17,136	(1,241)	15,895	(510)	(1,679)	(2,189)
Income tax expense	—	—	—	—	—	—

Net income (loss)	$17,136	$(1,241)	$15,895	$(510)	$(1,679)	$(2,189)

Net income (loss) per share — basic	$0.58	$(0.04)	$0.54	$(0.02)	$(0.06)	$(0.08)

Net income (loss) per share — diluted	$0.52	$(0.04)	$0.48	$(0.02)	$(0.06)	$(0.08)

Shares used in per-share calculation — basic	29,398	29,398	29,398	26,791	26,791	26,791

Shares used in per-share calculation — diluted	33,051	33,051	33,051	26,791	26,791	26,791

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

The following information has been adjusted to reflect the restatement of our financial results, which is more fully described in the “Explanatory Note” immediately preceding Part I Item 1 and in Note 2, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements of this Form 10-K.

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

Acquisitions and Comparability of Results

We acquired SWReg in March 2005, Commerce5, Inc. (now DR globalTech, Inc.) in December 2005, Direct Response Technologies, Inc. (now DR Marketing Solutions, Inc.) in January 2006 and MindVision, Inc. in June 2006. The results of these acquisitions must be factored into any comparison of our 2006 results to the results for 2005 or 2004. See Note 5 of our consolidated financial statements for the year ended December 31, 2006, for pro forma financial information as if these entities had been acquired on January 1, 2005.

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

Goodwill, Intangibles and Other Long-Lived Assets.  We depreciate property, plant and equipment; amortize certain intangibles and certain other long-lived assets with definite lives over their useful lives. Useful lives are based on our estimates of the period of time over which the assets will generate revenue or benefit our business. We review assets with definite lives for impairment whenever events or changes in circumstances indicate that the value we are carrying on our financial statements for an asset may not be recoverable. Our evaluation considers non-financial data such as changes in the operating environment and business strategy, competitive information, market trends and operating performance. If there are indications that impairment may be necessary, we use an undiscounted cash flow analysis to determine the impairment amount, if any. Assets with indefinite lives are reviewed for impairment annually (or more frequently if there are indications that an impairment may be necessary) utilizing the two-step approach prescribed in Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” There have been no impairments of goodwill and other intangible assets for the years 2006, 2005 and 2004.

Income Taxes and Deferred Taxes.  Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We record deferred tax assets for favorable tax attributes, including tax loss carryforwards. We currently have significant U.S. tax loss carryforwards resulting from the tax deduction for exercise of stock options and acquired operating tax loss carryforwards, and a lesser amount of acquired foreign operating tax loss carryforwards. The benefit of the loss carryforwards from exercise of stock options was recognized as additional paid in capital when the deferred tax asset valuation allowance was reversed in the fourth quarter of 2005. The benefit of the acquired tax loss carryforwards has been reserved by a valuation allowance pursuant to United States generally accepted accounting principles. These valuation reserves of the deferred tax asset will be reversed if and when it is more likely than not that the deferred tax asset will be realized. We evaluate the need for a valuation allowance of the deferred tax asset on a quarterly basis. If the benefit of these acquired tax loss carryforwards is recognized, we will not recognize the benefit in the statement of income. Rather, the benefit will be recognized as a reduction to goodwill.

We may face challenges from domestic and foreign tax authorities regarding the amount of tax due. These challenges may include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various tax filing positions, we record reserves for probable exposures. Based on our evaluation of our tax position, we believe the amounts related to these tax exposures are appropriately accrued. To the extent we were to favorably resolve matters for which accruals have been established or be required to pay amounts in excess of the aforementioned reserves, our effective tax rate in a given financial statement period may be impacted.

No provision has been made for federal income taxes on approximately $25.8 million of our foreign subsidiaries undistributed earnings since we plan to indefinitely reinvest all such earnings. If these earnings were distributed to the U.S. in the form of dividends or otherwise, we would be subject to U.S. income taxes on such earnings. The amount of U.S. income taxes would be subject to adjustment for foreign tax credits and for the impact of the step-up in the basis of assets resulting from a Section 338 election made at the time of acquisition. If these earnings were to be distributed, the income tax liability would be approximately $4.9 million.

Stock-Based Compensation Expense.  On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payments made to employees and directors including stock options, restricted stock grants and employee stock purchases made through our Employee Stock Purchase Plan based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” for periods beginning in 2006.

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

We have adopted SFAS 123(R) using the modified prospective transition method under which prior periods are not revised. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based awards that are ultimately expected to vest during the period. Stock-based compensation expense recognized in our Consolidated Statement of Operations for 2006 includes compensation expense for share-based awards granted prior to, but not yet vested, as of December 31, 2005 as well as compensation expense for the share-based payment awards granted subsequent to December 31, 2005. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of restricted stock is determined based on the number of shares granted and the closing price of our common stock on the date of grant. Compensation expense for all share-based payment awards are recognized using the straight-line amortization method over the vesting period. Stock-based compensation expense of $13.9 million was charged to operating expenses during 2006. The related tax benefit of $4.9 million resulted in a net after-tax stock-based compensation expense of $9.0 million for 2006.

As stock-based compensation expense recognized in our Consolidated Statement of Operations for 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R)

requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our pro forma information required under SFAS 123, for periods prior to 2006, accounted for forfeitures as they occurred. In March 2005 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides supplemental implementation guidance for SFAS 123(R). We have applied the provision of SAB 107 in our adoption of SFAS 123(R).

SFAS 123(R) also requires the benefits of tax deductions in excess of recognized stock-based compensation expense be reported as a financing cash flow, rather than an operating cash flow as required prior to adoption of SFAS 123(R) in our Consolidated Statement of Cash Flows. On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-based Payment Awards.” We have elected not to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R).

As a result of adopting Statement 123(R) on January 1, 2006, our income before income taxes and net income for the twelve months ended December 31, 2006 were $13.9 million and $9.0 million lower, respectively, than if we had continued to account for share-based compensation under APB25. Basic and diluted earnings per share for the twelve months ended December 31, 2006 were $0.23 and $0.20 lower, respectively, than if we had continued to account for share-based compensation under APB 25.

See Note 6 in the Consolidated Financial Statements in this Form 10-K for further information regarding the impact of our adoption of SFAS 123(R) and the assumptions we use to calculate the fair value of share-based compensation.

Results of Operations

The following table presents certain items from our consolidated statements of operations as a percentage of total revenue for the years indicated.

	2006	2005	2004
		As Restated(1)	As Restated(1)

Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Direct cost of services	2.5	2.3	3.4
Network and infrastructure	9.5	9.0	9.8
Sales and marketing	36.9	31.5	33.8
Product research and development	10.5	9.4	9.3
General and administrative	11.1	9.7	11.0
Depreciation and amortization	3.6	4.0	5.3
Amortization of acquisition-related costs	3.9	4.0	5.4

Total costs and expenses	78.0	69.9	78.0

Income from operations	22.0	30.1	22.0
Other income, net	7.1	2.3	1.1

Income before income tax expense	29.1	32.4	23.1
Income tax expense	9.3	6.8	0.7

Net income	19.8%	25.6%	22.4%

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

Revenue.  Our revenue increased to $307.6 million in 2006 from $220.4 million in 2005 and $154.1 million in 2004. The revenue increases were primarily attributable to higher online sales activity across our client base, growth in the number of software publishers and online retailer clients we served, increased sales from international sites, expanded strategic marketing activities with a larger number of clients, and acquisitions. Sales of security software products for PCs represent the largest contributor to our revenues. Acquisitions made during each of 2006, 2005 and 2004 generated approximately 3.5%, 2.0% and 16.1% of our total revenue for those years, respectively. International sales represented approximately 41%, 39% and 31% of revenue in the years ended December 31, 2006, 2005 and 2004, respectively. That growth is attributable to a larger number of international stores being operated for our clients as well as the European outsourced e-commerce providers we acquired in 2004 and 2005. Sales of products for one software publisher client, Symantec Corporation, accounted for approximately 30.2% of our revenue in 2006, 29.7% in 2005 and 27.2% in 2004. In addition, revenues derived from proprietary Digital River services sold to Symantec end-users and dealer network sales of Symantec products amounted to approximately 16.6% of our total revenue in 2006, 14.4% in 2005 and 10.8% in 2004.

Direct Cost of Services.  Our direct cost of services line item primarily includes the personnel costs and costs related to product fulfillment, physical on demand, our proprietary back-up CD production and client-specific related costs. Direct cost of service expense was $7.7 million, $5.1 million, and $5.2 million, in 2006, 2005 and 2004, respectively. The increase in 2006 compared with 2005 resulted primarily from (i) personnel added to serve new clients, and to handle increased transaction volumes, (ii) recent acquisitions and (iii) stock-based compensation expense related to employee stock options and employee stock purchases recognized under SFAS 123(R). The cost remained flat in 2005 compared with 2004 as we were able to leverage our installed infrastructure to support the higher level of revenue.

We currently believe that direct costs of services will increase in absolute dollars in 2007 compared to 2006 as we continue to expand our worldwide fulfillment capacity in order to meet anticipated shipment volumes from sales.

Network and Infrastructure.  Our network and infrastructure expense line item primarily includes the personnel costs and related expenses to operate and maintain our technology platforms, customer service, data communication and data center operations. Network and infrastructure expense was $29.3 million in 2006, up from $19.8 million and $15.2 million in 2005 and 2004, respectively. The increase in 2006 from 2005, and in 2005 from 2004, resulted primarily from personnel added to support our revenue growth as well as those gained through acquisition of other businesses, and costs related to operating new international data centers. Expenses in 2006 were also higher due to stock-based compensation expense related to employee stock options and employee stock purchases recognized under SFAS 123(R).

We currently believe that network and infrastructure expenses will increase in absolute dollars in 2007 compared to 2006 as we continue to expand our worldwide customer service capacity, and as we expand the number of operating global data centers, expected increased network usage, which will drive higher Internet connection charges.

Sales and Marketing.  Our sales and marketing expense line item primarily includes personnel costs and related expenses, advertising, promotional and product marketing expenses, credit card transaction and other payment processing fees, credit card chargebacks and bad debt expense. Sales and marketing expense increased to $113.5 million in 2006, from $69.4 million and $52.1 million in 2005 and 2004, respectively. As a percentage of revenue, sales and marketing expense increased to 36.9% in 2006 from 31.5% in 2005. The increase in 2006 from 2005 resulted primarily from credit card fees directly associated with the increase in revenue and additional sales, the addition of new international payment methods, personnel and related expenses to support our global growth initiatives, costs from recent acquisitions, and stock-based compensation expense related to employee stock options and employee stock purchases recognized under SFAS 123(R). During 2006, we continued to expand our presence in global markets, the consumer electronics market, our strategic marketing services programs, and our oneNetwork affiliate program. We also expanded our relationships with two of our major partners, Symantec and Microsoft. The increase in 2005 from 2004 resulted primarily from increases in credit card transaction fees. During 2005, sales and marketing expense decreased as a percentage of revenue to 31.5% from 33.8% in 2004, primarily due to our revenue growing faster than these expenses.

We currently believe that sales and marketing expenses will increase in absolute dollars in 2007 compared to 2006, as we continue to grow and expand our reach to clients, and continue to offer increased levels of strategic marketing services.

Product Research and Development.  Our product research and development expense line item includes the costs of personnel and related expenses associated with developing and enhancing our technology platforms and related systems. Product research and development expense was $32.3 million in 2006, compared to $20.7 million and $14.3 million in 2005 and 2004, respectively. The increase in 2006 from 2005 resulted primarily from increases in personnel related expenses to support our growth initiatives, costs from recent acquisitions, development related to our expanded relationship with Microsoft and stock-based compensation expense related to employee stock options and employee stock purchases recognized under SFAF 123(R). During 2006, we continued to advance our remote-control technology, as well as the international and e-marketing capabilities. We capitalized $0.1 million of software development costs related to those efforts during 2006. The increase in 2005 from 2004 resulted primarily from increases in personnel related expenses. We capitalized approximately $0.4 million of software development costs during 2005. As a percentage of revenue, product research and development expense increased to 10.5% in 2006 from 9.4% in 2005 and 9.3% in 2004.

We currently believe that product research and development expenses will increase in absolute dollars in 2007 compared to 2006, as a result of continued investments in product development required to remain competitive.

General and Administrative.  Our general and administrative expense line item primarily includes the costs of executive, accounting, and administrative personnel and related expenses, insurance expense, and professional fees for legal, tax and audit services. General and administrative expense increased to $34.2 million in 2006 from $21.5 million in 2005 and $17.0 million in 2004. The increase in 2006 from 2005 resulted primarily from the addition of personnel and facilities to support our global expansion, such as our offices in Ireland and Luxembourg, as well as those gained through acquisition of other businesses, from stock-based compensation expense related to employee stock options and employee stock purchases recognized under SFAS 123(R), and costs incurred for activities related to our internal review of historical stock option practices. The increase in 2005 from 2004 resulted primarily from the addition of personnel and facilities to support our growth as well as those gained through acquisitions of other businesses. As a percentage of revenue, general and administrative expense increased to 11.1% in 2006 from 9.7% in 2005. As a percentage of revenue, general and administrative expense declined to 9.7% in 2005 from 11.0% in 2004 due to our ability to spread administrative costs over the higher revenue base.

We currently believe that general and administrative expenses will increase in absolute dollars in 2007 compared to 2006, as we continue to invest in our infrastructure to support our continued organic growth. We may also incur additional expenses to resolve matters related to our historical stock option practices.

Depreciation and Amortization.  Our depreciation and amortization expense line item includes the depreciation of computer equipment and office furniture and the amortization of purchased and internally developed software, leasehold improvements made to our leased facilities, and debt financing costs. Computer equipment, software and furniture are depreciated under the straight-line method using three to seven years lives, and leasehold improvements are amortized over the shorter of the life of the asset or the remaining length of the lease. Depreciation and amortization expense increased to $11.0 million in 2006 from $8.8 million in 2005 and $8.2 million in 2004. The increased expenses in 2006 and 2005 resulted primarily from increases in our assets, as gross capitalized property and equipment increased to $56.4 million on December 31, 2006, from $52.0 million and $41.1million on December 31, 2005 and 2004, respectively. We currently believe that depreciation and amortization expenses will increase in absolute dollars in 2007 compared to 2006 as we continue to expand our worldwide customer support capacity and expand the number of operating global data centers.

Amortization of Acquisition Related Intangibles.  Our amortization of acquisition-related intangibles line item consists of the amortization of intangible assets recorded from our 14 acquisitions in the past four years. Amortization of acquisition related intangibles increased to $12.1 million in 2006 from $8.7 million in 2005 and $8.3 million in 2004. The increase in 2006 from 2005 and 2004 reflects the increased amortization of 2006 acquisitions partially offset by full amortization of certain past acquisitions. We complete our annual goodwill impairment test using a two-step approach in the fourth quarter of each year. Our assessment has indicated that there is no impairment of goodwill for the years ended December 31, 2006, 2005 and 2004. We have purchased, and expect to continue purchasing, assets or businesses, which may include the purchase of intangible assets.

Income from Operations.  Our income from operations in 2006 was $67.6 million, up from $66.4 million in 2005 and $33.9 million in 2004. As a percentage of revenue, income from operations was 22.0% in 2006, 30.1% in 2005 and 22.0% in 2004. Income from operations decreased during 2006 from 2005 as a percentage of revenue as expenses grew faster than revenues primarily due to higher spending on global growth initiatives and stock-based compensation expense related to employee stock options and employee stock purchases recognized under SFAS 123(R). The increase in income from operations in 2005 from 2004 resulted primarily from growth in revenue while our cost of revenue and operating expenses grew at a slower rate.

Other Income, Net.  Our other income, net line item is the total of interest income on our cash, cash equivalents, and short-term investments, interest expense on our debt and foreign currency transaction gains and losses. Interest income was $22.8 million, $9.7 million and $3.2 million in 2006, 2005 and 2004, respectively. The increases in interest income were primarily due to higher cash balances. Interest expense was $2.5 million in 2006 compared with $2.5 million in 2005 and $1.5 million in 2004. Our gain from foreign currency remeasurement was $1.5 million in 2006 compared to a loss of $2.2 million in 2005. Gains or losses were immaterial in 2004.

Income Taxes.  In 2006, our tax expense was $28.7 million, made up of approximately $39.4 million of current tax expense and $10.8 million of deferred tax benefit. In 2005, our tax expense was $14.9 million, made up of approximately $26.1 million of current tax expense and $11.2 million of deferred tax benefit. In 2004, our tax expense was $1.1 million, made up of international current tax expense.

In 2006, we recorded tax expense at a rate that reflects the estimated impact of current year changes in foreign operations. We have established new locations in Shannon, Ireland and Luxembourg. We transferred existing non-U.S. operations to these locations and expanded these operations in order to more effectively manage current international activity and facilitate further international growth. We commenced business operations in these locations on April 1, 2006. These operating changes generally reduce our effective tax rate compared to prior years.

As of December 31, 2006, we had net U.S. tax loss carryforwards of approximately $61.6 million and foreign tax loss carryforwards of $1.3 million. The U.S. amount consists of $30.0 million of deductions resulting from exercise of stock options and $31.6 million of acquired net operating losses. The U.S. tax loss carryforwards expire in the years 2020 through 2025.

In prior years, there was uncertainty of future realization of the deferred tax assets resulting from temporary differences and from tax loss carryforwards from operations and stock option deductions, therefore a valuation allowance equal to the deferred tax assets was recorded. At December 31, 2005, we evaluated our deferred tax assets related to tax loss carryforwards from stock option deductions and other items and concluded it was more likely than not that the deferred tax assets would be realized, and accordingly the valuation allowance was reversed.

In accordance with SFAS 123(R), which we adopted January 1, 2006, tax savings from expected future deductions based on the expense attributable to our stock option plans are reflected in the U.S. tax provisions for 2006 and 2005. They were not reflected in the provision for 2004.

We also have evaluated our deferred tax assets related to acquired operating losses and we believe a full valuation allowance for these assets is required as it is not more likely than not that the deferred tax assets will be realized. This valuation allowance is due to anticipated limitations on acquired losses, including limitations under Section 382 of the Internal Revenue Code. Any future release of this valuation allowance will reduce goodwill.

Comprehensive Income.  Comprehensive income includes revenues, expenses, gains and losses that are excluded from net earnings under GAAP. Items of comprehensive income are unrealized gains and losses on short term investments and foreign currency translation adjustments which are added to net income to compute comprehensive income. Comprehensive income is net of income tax benefits or expense.

In 2006, comprehensive income included $13.5 million recorded for unrealized foreign exchange gains on the revaluation of investments in foreign subsidiaries; and $0.6 million net of $0.2 million tax expense for unrealized investment gains. In 2005, comprehensive income included $1.3 million recorded for unrealized foreign exchange losses on the revaluation of investments in foreign subsidiaries; and $0.8 million net of $0.5 million tax benefit for unrealized investment losses. In 2004, comprehensive income included $0.1 million recorded for unrealized foreign exchange losses on the revaluation of investments in foreign subsidiaries, and $0.3 million for unrealized investment losses. There was no tax benefit for comprehensive income in 2004 as we had no tax expense.

Quarterly Results of Operations

The following discussion of results of operations that originally appeared in our Forms 10-Q filed for 2006 have been adjusted to reflect the restatement of our quarterly financial results for 2005, which is more fully described in the “Explanatory Note” immediately preceding Part I Item 1 and in Note 2, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements of this Form 10-K.

Quarterly Period Ended September 30, 2006

The following table sets forth certain items from our condensed consolidated statements of operations as a percentage of total revenue for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		As Restated(1)		As Restated(1)

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of Revenue (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	2.5	2.0	2.5	2.3
Network and infrastructure	10.3	9.4	9.6	8.9
Sales and marketing	37.8	31.4	37.0	30.7
Product research and development	11.1	9.9	10.4	9.4
General and administrative	10.7	10.0	10.9	10.2
Depreciation and amortization	3.9	4.3	3.4	4.3
Amortization of acquisition-related costs	4.4	3.9	4.1	4.2

Total costs and expenses	80.7	70.9	77.9	70.0

Income from operations	19.3	29.1	22.1	30.0
Other income/(expense), net	7.7	2.8	6.7	2.2

Income before income tax expense	27.0	31.9	28.8	32.2
Income tax expense	7.4	8.7	9.0	8.0

Net income	19.6%	23.2%	19.8%	24.2%

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

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

DIRECT COST OF SERVICES.  Our direct cost of services line item primarily includes the personnel costs and costs related to product fulfillment, physical on demand, our proprietary back-up CD production and client-specific dedicated costs. Direct cost of service expense was $1.9 million for the three months ended September 30, 2006, up from $1.1 million for the same period in the prior year. For the nine months ended September 30, 2006, direct cost of service expense was $5.7 million, up from $3.6 million for the same period of the prior year. The increase resulted primarily from (i) personnel added to serve new clients, and to handle increased transaction volumes, (ii) recent acquisitions and (iii) stock-based compensation expense related to employee stock options and employee stock purchases recognized under SFAS 123(R). We currently believe that direct cost of services will increase in absolute dollars in 2006 compared to 2005 as we continue to expand our worldwide fulfillment capacity in order to meet anticipated shipment volumes from sales, and expense related to stock-based compensation. See Note 6 — “Stock-Based Compensation,” in the consolidated financial statements for a discussion of the impact of SFAS 123(R), “Share Based Payment,” which we adopted on January 1, 2006.

NETWORK AND INFRASTRUCTURE.  Our network and infrastructure expense line item primarily includes the personnel costs and related expenses to operate and maintain our technology platforms, customer service, data communication and data center operations. Network and infrastructure expense was $7.8 million for the three months ended September 30, 2006, up from $5.0 million for the same period in the prior year. For the nine months ended September 30, 2006, network and infrastructure expense was $21.5 million, up from $14.2 million for the same period in the prior year. The increases resulted primarily from personnel added to support our revenue growth as well as those gained through acquisition of other businesses, costs related to operating new international data centers and from stock-based compensation expense related to employee stock options and employee stock purchases recognized under SFAS 123(R). We currently believe that network and infrastructure expenses will increase in absolute dollars in 2006 compared to 2005 as we continue to expand our worldwide customer service capacity, as we expand the number of operating global data centers, expected increased network usage, which will drive higher Internet connection charges, and as we record expense related to stock-based compensation. See Note 6 — “Stock-Based Compensation,” in the consolidated financial statements for a discussion of the impact of the adoption of SFAS 123(R), “Share Based Payment,” which we adopted on January 1, 2006.

SALES AND MARKETING.  Our sales and marketing expense line item primarily includes personnel costs and related expenses, advertising, promotional and product marketing expenses, credit card transaction and other payment processing fees, credit card chargebacks and bad debt expense. Sales and marketing expense increased to $28.5 million for the three months ended September 30, 2006 from $16.7 million for the same period in the prior year, an increase of $11.7 million, or 70.0%. Sales and marketing expense increased to $83.0 million for the nine months ended September 30, 2006 from $48.9 million for the same period in the prior year, an increase of $34.1 million, or 69.7%. The increases primarily resulted from credit card fees directly associated with the increase in revenue and additional sales, the addition of new international payment methods, personnel and related expenses to support our global growth initiatives, costs from recent acquisitions, and stock-based compensation expense related to employee stock options and employee stock purchases recognized under SFAS 123(R). As a percentage of revenue, sales and marketing expense was 37.8% and 37.0% in the three months and nine months ended September 30, 2006, compared to 31.4% and 30.7% for the same periods in the prior year. During the first nine months of 2006, we continued to expand our presence in global markets, the consumer electronics market, our strategic marketing services programs, and our oneNetwork affiliate program. We also expanded our relationships with two of our major partners,

Symantec and Microsoft. We currently believe that sales and marketing expenses will increase in absolute dollars in 2006 compared to 2005, as we continue to grow and expand our reach to clients, as we continue to offer increased levels of strategic marketing services, as we incur costs for acquisitions completed in 2005 and 2006, and as we record expense related to stock-based compensation. See Note 6 — “Stock-Based Compensation,” in the consolidated financial statements for a discussion of the impact of SFAS 123(R), “Share Based Payment,” which we adopted on January 1, 2006.

PRODUCT RESEARCH AND DEVELOPMENT.  Our product research and development expense line item includes the costs of personnel and related expenses associated with developing and enhancing our technology platforms and related systems. Product research and development expense increased to $8.3 million and $23.4 million, respectively, for the three and nine months ended September 30, 2006 from $5.2 million and $14.9 million for the same periods in the prior year, an increase of $3.1 million, or 59.0%, and $8.5 million, or 57.2%, respectively. The increases were primarily driven by increases in personnel-related expenses to support our growth initiatives, costs from recent acquisitions, development related to our expanded relationship with Microsoft and stock-based compensation expense related to employee stock options and employee stock purchases recognized under SFAS 123(R). During the first nine months of 2006, we continued to advance our remote-control technology, as well as the international and e-marketing capabilities. We capitalized approximately $0.0 million and $0.4 million of software development costs related to these efforts in the nine months ended September 30, 2006 and 2005, respectively. We did not capitalize any material costs related to software development during the nine months ended September 30, 2006 and do not expect to capitalize any such costs for the balance of 2006. As a percentage of revenue, product research and development expense was 11.1% and 10.4% in the three and nine months ended September 30, 2006, compared to 9.9% and 9.4% for the same periods in the prior year. We currently believe that product research and development expenses will increase in absolute dollars in 2006 compared to 2005, as a result of (i) continued investments in product development required to remain competitive, (ii) costs from acquisitions completed in 2005 and 2006, and (iii) recording expense related to stock-based compensation. See Note 6 — “Stock-Based Compensation,” in the consolidated financial statements for a discussion of the impact of SFAS 123(R), “Share Based Payment,” which we adopted on January 1, 2006.

GENERAL AND ADMINISTRATIVE.  Our general and administrative expense line item primarily includes the costs of executive, accounting, and administrative personnel and related expenses, insurance expense, and professional fees for legal, tax and audit services. General and administrative expenses increased to $8.1 million and $24.6 million, respectively, for the three and nine months ended September 30, 2006 from $5.3 million and $16.2 million for the same periods in the prior year, an increase of $2.8 million, or 52.1%, and $8.3 million, or 51.4%, respectively. The increase resulted primarily from the addition of personnel and facilities to support our global expansion, such as our offices in Ireland and Luxembourg, as well as those gained through acquisition of other businesses, and from stock-based compensation expense related to employee stock options and employee stock purchases recognized under SFAS 123(R). As a percentage of revenue, general and administrative expense was 10.7% and 10.9% for the three and nine months ended September 30, 2006, compared to 10.0% and 10.2% for the same periods in the prior year. We currently believe that general and administrative expenses will increase in absolute dollars in 2006 compared to 2005, as we (i) continue to invest in our infrastructure to support our continued organic growth, (ii) incur costs from acquisitions completed in 2005 and 2006 and (iii) record expense related to stock-based compensation. See Note 6 — “Stock-Based Compensation,” in the consolidated financial statements for a discussion of the impact of SFAS 123(R), “Share Based Payment,” which we adopted on January 1, 2006.

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

INCOME TAXES.  For the three months ended September 30, 2006 and 2005, our tax expense was $5.6 million and $4.7 million, respectively. For the three months ended September 30, 2006, our tax expense consisted of approximately $5.1 million of U.S. tax expense and $0.5 million of foreign tax expense. For the nine months ended September 30, 2006 and 2005, our tax expense was $20.3 million and $12.8 million, respectively. For the nine months ended September 30, 2006, our tax expense consisted of approximately $18.5 million of U.S. tax expense and $1.8 million of foreign tax expense.

During the three months ended September 30, 2006, we recorded tax expense at a rate that reflected the estimated impact of current year changes in foreign operations. We established new locations in Shannon, Ireland and Luxembourg. We transferred existing non-U.S. operations to these locations and expanded these operations in order to more effectively manage current international activity and facilitate further international growth. We commenced business operations in these locations on April 1, 2006. These operating changes generally reduce our effective tax rate compared to prior years.

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

Quarterly Period Ended June 30, 2006

The following table sets forth certain items from our condensed consolidated statements of operations as a percentage of total revenue for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		As Restated(1)		As Restated(1)

Revenue	100.0%	100.0%	100.0%	100.0%

Cost of Revenue (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	2.7	2.4	2.5	2.4
Network and infrastructure	8.8	9.3	9.2	8.7
Sales and marketing	38.7	30.8	36.5	30.5
Product research and development	10.5	10.1	10.1	9.1
General and administrative	11.6	10.4	11.1	10.3
Depreciation and amortization	3.5	4.6	3.2	4.3
Amortization of acquisition-related costs	4.3	4.1	3.9	4.3

Total costs and expenses	80.1	71.7	76.5	69.6

Income from operations	19.9	28.3	23.5	30.4
Other income/(expense), net	8.9	1.8	6.2	2.0

Income before income tax expense	28.8	30.1	29.7	32.4
Income tax expense	10.2	10.2	9.8	7.7

Net income	18.6%	19.9%	19.9%	24.7%

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

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

DIRECT COST OF SERVICES.  Our direct cost of services line item primarily includes the personnel costs and costs related to product fulfillment, physical on demand, our proprietary back-up CD production and client-specific dedicated costs. Direct cost of service expense was $1.9 million for the three months ended June 30, 2006, up from $1.2 million for the same period in the prior year. For the six months ended June 30, 2006, direct cost of service expense was $3.8 million, up from $2.5 million for the same period of the prior year. The increase resulted primarily from (i) personnel added to serve new clients, and to handle increased transaction volumes, (ii) recent acquisitions and (iii) stock-based compensation expense related to employee stock options and employee stock purchases recognized under SFAS 123(R). We currently believe that direct cost of services will increase in absolute dollars in 2006 compared to 2005 as we continue to expand our worldwide fulfillment capacity in order to meet anticipated shipment volumes from sales, and expense related to stock-based compensation. See Note 6 — “Stock-Based Compensation,” in the consolidated financial statements for a discussion of the impact of SFAS 123(R), “Share Based Payment,” which we adopted on January 1, 2006.

NETWORK AND INFRASTRUCTURE.  Our network and infrastructure expense line item primarily includes the personnel costs and related expenses to operate and maintain our technology platforms, customer service, data communication and data center operations. Network and infrastructure expense was $6.3 million for the three months ended June 30, 2006, up from $4.7 million for the same period in the prior year. For the six months ended June 30, 2006, network and infrastructure expense was $13.7 million, up from $9.2 million for the same period in the prior year. The increase resulted primarily from personnel added to support our revenue growth as well as those gained through acquisition of other businesses, and from stock-based compensation expense related to employee stock options and employee stock purchases recognized under SFAS 123(R). We currently believe that network and infrastructure expenses will increase in absolute dollars in 2006 compared to 2005 as we continue to expand our worldwide customer service capacity, as we expand the number of operating global data centers, expected increased network usage, which will drive higher Internet connection charges, and as we record expense related to stock-based compensation. See Note 6 — “Stock-Based Compensation,” in the consolidated financial statements for a discussion of the impact of the adoption of SFAS 123(R), “Share Based Payment,” which we adopted on January 1, 2006.

SALES AND MARKETING.  Our sales and marketing expense line item primarily includes personnel costs and related expenses, advertising, promotional and product marketing expenses, credit card transaction and other payment processing fees, credit card chargebacks and bad debt expense. Sales and marketing expense increased to $27.6 million for the three months ended June 30, 2006 from $15.8 million for the same period in the prior year, an increase of $11.9 million, or 75.3%. Sales and marketing expense increased to $54.6 million for the six months ended June 30, 2006 from $32.2 million for the same period in the prior year, an increase of $22.4 million, or 69.5%. The increase primarily resulted from credit card fees directly associated with the increase in revenue and additional sales, the addition of new, international payment methods, personnel and related expenses to support our growth initiatives, costs from recent acquisitions, and stock-based compensation expense related to employee stock options and employee stock purchases recognized under SFAS 123(R). As a percentage of revenue, sales and marketing expense was 38.7% and 36.5% in the three months and six months ended June 30, 2006, compared to 30.8% and 30.5% for the same periods in the prior year. During the first half of 2006, we continued to expand our presence in global markets, our strategic marketing services programs, and our oneNetwork affiliate program. We currently believe that sales and marketing expenses will increase in absolute dollars in 2006 compared to 2005, as we continue to grow and expand our reach to clients, as we continue to offer increased levels of strategic marketing services, as we incur costs for acquisitions completed in 2005 and 2006, and as we record expense related to stock-based compensation. See Note 6 — “Stock-Based Compensation,” in the consolidated financial statements for a discussion of the impact of SFAS 123(R), “Share Based Payment,” which we adopted on January 1, 2006.

PRODUCT RESEARCH AND DEVELOPMENT.  Our product research and development expense line item includes the costs of personnel and related expenses associated with developing and enhancing our technology platforms and related systems. Product research and development expense increased to $7.5 million and $15.1 million, respectively, for the three and six months ended June 30, 2006 from $5.2 million and $9.7 million for the same periods in the prior year, an increase of $2.3 million, or 45.1%, and $5.4 million, or 56.2%, respectively. The increase was primarily driven by increases in personnel-related expenses to support our growth initiatives, costs from recent acquisitions and stock-based compensation expense related to employee stock options and employee stock purchases recognized under SFAS 123(R). During the first half of 2006, we continued to advance our remote-control technology, as well as the international and e-marketing capabilities. We capitalized approximately $0.0 million and $0.4 million of software development costs related to these efforts in the six months ended June 30, 2006 and 2005, respectively. We did not capitalize any material costs related to software development during the six months ended June 30, 2006 and do not expect to capitalize any such costs for the balance of 2006. As a percentage of revenue, product research and development expense was 10.5% and 10.1% in the three and six months ended June 30, 2006, compared to 10.1% and 9.1% for the same periods in the prior year. We currently believe that product research and development expenses will increase in absolute dollars in 2006 compared to 2005, as a result of (i) continued investments in product development required to remain competitive, (ii) costs from acquisitions completed in 2005 and 2006, and (iii) recording expense related to stock-based compensation. See Note 6 — “Stock-Based Compensation,” in the consolidated financial statements for a discussion of the impact of SFAS 123(R), “Share Based Payment,” which we adopted on January 1, 2006.

GENERAL AND ADMINISTRATIVE.  Our general and administrative expense line item primarily includes the costs of executive, accounting, and administrative personnel and related expenses, insurance expense, and professional fees for legal, tax and audit services. General and administrative expenses increased to $8.2 million and $16.5 million, respectively, for the three and six months ended June 30, 2006 from $5.3 million and $10.9 million for the same periods in the prior year, an increase of $2.9 million, or 55.5%, and $5.6 million, or 51.1%, respectively. The increase resulted primarily from the addition of personnel and facilities to support our global expansion, such as our offices in Ireland and Luxembourg, as well as those gained through acquisition of other businesses, and from stock-based compensation expense related to employee stock options and employee stock purchases recognized under SFAS 123(R). As a percentage of revenue, general and administrative expense was 11.6% and 11.1% for the three and six months ended June 30, 2006, compared to 10.4% and 10.3% for the same periods in the prior year. We currently believe that general and administrative expenses will increase in absolute dollars in 2006 compared to 2005, as we (i) continue to invest in our infrastructure to support our continued organic growth, (ii) incur costs from acquisitions completed in 2005 and 2006 and (iii) record expense related to stock-based compensation. See Note 6 — “Stock-Based Compensation,” in the consolidated financial statements for a discussion of the impact of SFAS 123(R), “Share Based Payment,” which we adopted on January 1, 2006.

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

Quarterly Period Ended March 31, 2006

The following table sets forth certain items from our condensed consolidated statements of operations as a percentage of total revenue for the periods indicated.

	Three Months Ended
	March 31,
	2006	2005
		As Restated(1)

Revenue	100.0%	100.0%

Cost of Revenue (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	2.4	2.4
Network and infrastructure	9.6	8.2
Sales and marketing	34.5	30.2
Product research and development	9.7	8.2
General and administrative	10.6	10.3
Depreciation and amortization	2.9	3.9
Amortization of acquisition related costs	3.6	4.4

Total costs and expenses	73.3	67.6

Income from operations	26.7	32.4
Other income/(expense), net	3.8	2.1

Income before income tax expense	30.5	34.5
Income tax expense	9.5	5.3

Net income	21.0%	29.2%

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

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

DIRECT COST OF SERVICES.  Our direct cost of services line item primarily includes the personnel costs and costs related to product fulfillment, physical on demand and our proprietary back-up CD production. Direct cost of service expense was $1.9 million for the three months ended March 31, 2006, up from $1.3 million for the same period in the prior year. The increase resulted primarily from (i) personnel added to serve new clients, and to handle increased transaction volumes, and (ii) stock-based compensation expense related to employee stock options and employee stock purchases recognized under SFAS 123(R). We currently believe that direct cost of services will increase in absolute dollars in 2006 compared to 2005 as we continue to expand our worldwide fulfillment capacity in order to meet anticipated shipment volumes from sales, and expense related to stock-based compensation. See Note 6 — “Stock-Based Compensation,” in the consolidated financial statements for a discussion of the impact of SFAS 123(R), “Share Based Payment,” which we adopted on January 1, 2006.

NETWORK AND INFRASTRUCTURE.  Our network and infrastructure expense line item primarily includes the personnel costs and related expenses to operate and maintain our technology platforms, customer service, data communication and data center operations. Network and infrastructure expense was $7.4 million for the three months ended March 31, 2006, up from $4.5 million for the same period in the prior year. The increase resulted primarily from personnel added to support our revenue growth as well as those gained through acquisition of other businesses, and from stock-based compensation expense related to employee stock options and employee stock purchases recognized under SFAS 123(R). We currently believe that network and infrastructure expenses will increase in absolute dollars in 2006 compared to 2005 as we continue to expand our worldwide customer service capacity, as we expand the number of operating global data centers, expected increased network usage, which will drive higher Internet connection charges, and as we record expense related to stock-based compensation. See Note 6 — “Stock-Based Compensation,” in the consolidated financial statements for a discussion of the impact of the adoption of SFAS 123(R), “Share Based Payment,” which we adopted on January 1, 2006.

SALES AND MARKETING.  Our sales and marketing expense line item primarily includes personnel costs and related expenses, advertising and promotional expenses, credit card transaction and other payment processing fees, credit card chargebacks and bad debt expense. Sales and marketing expense increased to $26.9 million for the three months ended March 31, 2006 from $16.4 million for the same period in the prior year, an increase of $10.5 million, or 63.9%. The increase primarily resulted from credit card fees directly associated with the increase in revenue and additional sales, marketing personnel and related expenses, and from stock-based compensation expense related to employee stock options and employee stock purchases recognized under SFAS 123(R). As a percentage of revenue, sales and marketing expense was 34.5% in the three months ended March 31, 2006, compared to 30.2% for the same period in the prior year. During the first quarter of 2006, we expanded the depth and breadth of our strategic marketing programs that we manage on behalf of our clients. These core programs include search engine optimization, affiliate and email marketing and site optimization. We also increased our marketing efforts to expand our oneNetwork affiliate program. We currently believe that sales and marketing expenses will increase in absolute dollars in 2006 compared to 2005, as we continue to grow and expand our reach to clients, as we continue to offer increased levels of strategic marketing services, as we incur a full year of costs in 2006 related to acquisitions completed in 2005, and as we record expense related to stock-based compensation. See Note 6 — “Stock-Based Compensation,” in the consolidated financial statements for a discussion of the impact of SFAS 123(R), “Share Based Payment,” which we adopted on January 1, 2006.

PRODUCT RESEARCH AND DEVELOPMENT.  Our product research and development expense line item includes the costs of personnel and related expenses associated with developing and enhancing our technology platforms and related systems. Product research and development expense increased to $7.6 million for the three months ended March 31, 2006 from $4.5 million for the same period in the prior year, an increase of $3.1 million, or 69.0%. The increase was primarily driven by increases in personnel-related expenses, outside consulting fees and from stock-based compensation expense related to employee stock options and employee stock purchases recognized under SFAS 123(R). During the first quarter of 2006, we continued to advance our remote-control technology, as well as the international and e-marketing capabilities. We capitalized approximately $0.4 million of software development costs related to these efforts in the three months ended March 31, 2005. We did not capitalize any costs related to software development during the three months ended March 31, 2006 and do not expect to capitalize any such costs for the balance of 2006. As a percentage of revenue, product research and development expense was 9.7% in the three months ended March 31, 2006, compared to 8.2% for the same period in the prior year. We currently believe that product research and development expenses will increase in absolute dollars in 2006 compared to 2005, as a result of (i) continued investments in product development required to remain competitive, (ii) incurring a full year of costs in 2006 related to acquisitions completed in 2005, and (iii) recording expense related to stock-based compensation. See Note 6 — “Stock-Based Compensation,” in the consolidated financial statements for a discussion of the impact of SFAS 123(R), “Share Based Payment,” which we adopted on January 1, 2006.

GENERAL AND ADMINISTRATIVE.  Our general and administrative expense line item primarily includes the costs of executive, accounting, and administrative personnel and related expenses, insurance expense, professional fees, including legal and accounting, and shareholder and compliance expenses. General and administrative expenses increased to $8.3 million for the three months ended March 31, 2006 from $5.6 million for the same period in the prior year, an increase of $2.6 million, or 46.8%. The increase resulted primarily from the addition of personnel and facilities to support our growth as well as those gained through acquisition of other businesses, and from stock-based compensation expense related to employee stock options and employee stock purchases recognized under SFAS 123(R). As a percentage of revenue, general and administrative expense was 10.6% for the three months ended March 31, 2006, compared to 10.3% for the same period in the prior year. We currently believe that general and administrative expenses will increase in absolute dollars in 2006 compared to 2005, as we (i) continue to invest in our infrastructure to support our continued organic growth, (ii) incur a full year of costs in 2006 related to acquisitions completed in 2005 and (iii) record expense related to stock-based compensation. See Note 6 — “Stock-Based Compensation,” in the consolidated financial statements for a discussion of the impact of SFAS 123(R), “Share Based Payment,” which we adopted on January 1, 2006.

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

INCOME TAXES.  For the three months ended March 31, 2006, our tax expense was $7.4 million, made up of approximately $8.9 million of current tax expense and $1.5 million of deferred tax benefit. For the three months ended March 31, 2005, our tax expense was $2.9 million, made up of $1.7 million related to domestic and $1.2 million to foreign operations.

During the three month period ending March 31, 2006, we recorded tax expense at a rate that reflected the estimated impact of recent changes in foreign operations. These operating changes generally reduce our effective tax rate compared to prior quarters. However, the estimated tax rate in the first quarter of 2005 reflected the favorable impact of utilizing U.S. tax loss carryforwards arising from operations including a $2.0 million tax benefit related to stock-based compensation expense (see “Explanatory Note” immediately preceding Part I Item 1 and in Note 2, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements of this Form 10-K). The utilization of these U.S. tax loss carryforwards had a favorable impact on our tax rate due to the fact that we released the valuation allowance associated with these tax loss carryforwards at the time of utilization.

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

Liquidity and Capital Resources

As of December 31, 2006, we had $390.2 million of cash and cash equivalents, $235.7 million of short-term investments, and working capital of $497.9 million. The major components of our working capital are cash and cash equivalents, short-term investments and short-term receivables net of client and merchant payables. Our primary source of internal liquidity is our operating activities. Net cash provided by operating activities in 2006, 2005 and 2004 was $117.5 million, $119.8 million and $85.1 million, respectively. Net cash provided by operating activities in 2006 and 2005 was primarily the result of net income adjusted for non-cash expenses, and increases in accrued liabilities, accounts payable and income tax payable partially offset by an increase in accounts receivable. Net cash provided by operating activities in 2004 was primarily the result of net income adjusted for non-cash expenses, and increases in accrued liabilities and accounts payable partially offset by an increase in accounts receivable. Due to our adoption of SFAS 123(R), as of January 1, 2006, the impact of the excess tax benefits of stock-based compensation, defined as the benefits of a tax deduction for share-based payment expenses that exceeds the recognized compensation expenses, is now reported under financing activities with a corresponding deduction from operating activities in our Consolidated Statements of Cash Flows.

Net cash used in investing activities was $68.0 million in 2006 and was the result of net purchases of investments of $14.3 million, cash paid for acquisitions, net of cash received, of $37.8 million, and purchases of capital equipment of $15.9 million. Net cash used in investing activities was $125.4 million in 2005 and was the result of net purchases of investments of $62.9 million, cash paid for acquisitions, net of cash received, of $54.2 million, and purchases of capital equipment of $8.3 million. Net cash used in investing activities in 2004 was $241.4 million and was the result of net purchases of investments of $105.6 million cash paid for acquisitions, net of cash received, of $126.5 million and purchases of capital equipment of $6.6 million and capitalized internal-use software of $2.7 million.

In January 2006, we acquired Direct Response Technologies, Inc. (now DR Marketing Solutions, Inc.) for approximately $15.0 million in cash, and in June 2006, we acquired MindVision for approximately $21.2 million in cash payments to stockholders plus the assumption of certain liabilities. In December 2005, we acquired all of the capital stock of Commerce5, Inc., an outsourced e-commerce provider to high-tech and consumer electronics manufacturers for $45.1 million in cash. In March 2005, we acquired SWReg, an operating business of Atlantic Coast plc, a private limited UK company, for $8.8 million in cash. In November 2004, we acquired all of the outstanding stock of BlueHornet Networks, Inc. Under the terms of the agreement we issued 160,185 shares of common stock to BlueHornet shareholders and assumed debt obligations of BlueHornet totaling approximately $0.7 million. In June 2004, we acquired substantially all of the assets and assumed certain liabilities of Fireclick, Inc. Under the terms of the agreement, we paid $7.5 million in cash. In April 2004, we acquired element 5 AG (now Digital River GmbH), a privately held company based in Germany. Under the terms of the acquisition, we paid $120 million in cash to acquire all of the outstanding shares of capital stock of element 5.

Net cash provided by financing activities in 2006, 2005 and 2004 was $204.6 million, $12.3 million and $209.0 million, respectively. Our external financing has been provided primarily by the sale of our stock and convertible notes in private and public offerings, and, to a lesser extent, by sales to employees under our employee stock purchase plan and by exercise of stock options. In March 2006, we sold 4.0 million shares of our common stock. The offering provided net proceeds of $172.8 million, and was made pursuant to a shelf registration statement previously filed with the Securities and Exchange Commission. During 2006, proceeds from the exercise of stock options provided cash of $21.1 million, and proceeds of $9.0 million were provided by the excess tax benefit from stock-based compensation. During 2005, proceeds from the exercise of stock options provided cash of $23.2 million, and we repurchased $13.1 million of common stock, which reduced our net cash provided by financing activities. In June 2004, we sold and issued $175 million in aggregate principal amount of 1.25% convertible senior notes due January 1, 2024, in a private, unregistered offering. The notes were subsequently registered for resale. The notes were sold at 100% of their principal amount. The initial purchasers exercised in full their option to purchase up to an additional $20 million in aggregate principal amount of the notes, closing on July 6, 2004. Cash provided from the issuance of convertible senior notes in 2004 totaled $188.4 million, net of financing expense. Proceeds from the exercise of stock options provided cash of $19.7 million in 2004.

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

Contractual Obligations

At December 31, 2006, our principal commitments consisted of interest and principal on our convertible senior notes and long-term obligations outstanding under operating leases. Although we have no material commitments for capital expenditures, we anticipate continued capital expenditures consistent with our anticipated growth in operations, infrastructure and personnel. We expect that our operating expenses will continue to grow as our overall business grows and that they will be a material use of our cash resources.

	Payment Due by Period
	Total Amount				2011 and
Contractual Obligations	Committed	2007	2008	2009-2010	Thereafter
	(In thousands)

Operating Lease Obligations	$14,770	$3,964	$2,893	$2,245	$5,668
Convertible Senior Notes	$237,657	$2,438	$2,438	$4,875	$227,906
Total	$252,427	$6,402	$5,331	$7,120	$233,574

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

2007 Outlook

We believe the outlook for our business remains positive for 2007. Total online sales continue to increase globally and buyers appear increasingly comfortable shopping and purchasing online. In our core market, trends continue to favor the transition from packaged, physical delivery of software products to electronic download. In addition, our strategic marketing programs have been well received by our clients to date and we believe we can expand adoption of these services by additional clients as well as add new services. We anticipate making additional investments to support existing client growth, new client additions, development of other complementary vertical markets, international expansion and improvements in our technology platform.

New Accounting Standards

In September 2006, the FASB issued statement No. 157, “Fair Value Measurements”, (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. The Company has not yet determined the impact of this Statement on its financial condition and results of operations.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). To reduce diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. The accounting requirements of SAB 108 were effective for us on January 1, 2006, and did not have a material impact on our consolidated financial position, results of operations or cash flows.

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable. We do not believe that FIN 48 will have a material impact on our consolidated financial statements.

In November 2005, the FASB issued Staff Position No. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“FSP 115-1”). FSP 115-1 provides accounting guidance for determining and measuring other-than-temporary impairments of debt and equity securities, and confirms the disclosure requirements for investments in unrealized loss positions as outlined in EITF issue 03-01, “The Meaning of Other-Than-Temporary Impairments and its Application to Certain Investments.” The accounting requirements of FSP 115-1 were effective for us on January 1, 2006, and did not have a material impact on our consolidated financial position, results of operations or cash flows.

Off Balance Sheet Arrangements

None

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

Our portfolio of cash equivalents and short-term investments is maintained in a variety of securities, including government obligations and money market funds. Investments are classified as available-for-sale securities and carried at their market value with cumulative unrealized gains or losses recorded as a component of “accumulated other comprehensive income/(loss)” within stockholders’ equity. At December 31, 2006 and 2005, all securities held had maturities or reset dates of less than three years. A sharp rise in interest rates could have an adverse impact on the market value of certain securities in our portfolio. We do not currently hedge our interest rate exposure and do not enter into financial instruments for trading or speculative purposes or utilize derivative financial instruments. A hypothetical and immediate one percent (1%) increase in interest rates would decrease the fair value in our investment portfolio held at December 31, 2006 and 2005, by $1.38 million and by $1.77 million, respectively. A hypothetical and immediate one percent (1%) decrease in interest rates would increase the fair value in our investment portfolio held at December 31, 2006 and 2005, by $1.38 million and by $1.77 million, respectively. The approximate gains or losses in earnings are estimates, and actual results could vary due to the assumptions used. At December 31, 2006 and 2005, we had $195.0 million of 1.25% fixed rate contingent convertible debt outstanding. We presently believe there is minimal risk that market interest rates will drop significantly below 1.25%.

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

The effect on our consolidated statements of operations from changes in exchange rates versus the U.S. Dollar is as follows (in thousands):

	Year Ended			Year Ended			Year Ended
	December 31,			December 31,			December 31,
	2006			2005			2004
	At Prior	Exchange		At Prior	Exchange		At Prior	Exchange
	Year	Rate	As	Year	Rate	As	Year	Rate	As
	Rates(1)	Effect(2)	Reported	Rates(1)	Effect(2)	Restated(3)	Rates(1)	Effect(2)	Restated(3)

Revenue	$307,071	$561	$307,632	$220,625	$(217)	$220,408	$150,182	$3,948	$154,130
Costs and expenses	239,621	416	240,037	153,981	7	153,988	118,553	1,632	120,185

Income from operations	67,450	145	67,595	66,644	(224)	66,420	31,629	2,316	33,945
Other income, net	20,351	1,536	21,887	7,210	(2,243)	4,967	1,611	30	1,641

Income before income tax expense	$87,801	$1,681	$89,482	$73,854	$(2,467)	$71,387	$33,240	$2,346	$35,586

(1)	Represents the outcome that would have resulted had exchange rates in the current period been the same as those in effect in the comparable prior-year period for operating results.

(2)	Represents the increase (decrease) in reported amounts resulting from changes in exchange rates from those in effect in the comparable prior-year period for operating results.

(3)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

Transaction Exposure

The Company enters into short term foreign currency forward contracts to offset the foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives are recognized in current earnings in other income and expense.

Translation Exposure

Foreign exchange rate fluctuations may adversely impact our consolidated financial position as well as our consolidated results of operations. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. These gains or losses are recognized as an adjustment to stockholders’ equity through accumulated other comprehensive income/(loss) net of tax benefit or expense. The potential loss in fair value resulting from a hypothetical 10% adverse currency movement is $16.0 million and $11.6 million for 2006 and 2005, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following information has been adjusted to reflect the restatement of our financial results, which is more fully described in the “Explanatory Note” immediately preceding Part I Item 1 and in Note 2, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements of this Form 10-K.

Our Financial Statements and Notes thereto appear beginning at page 68 of this report.

QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)

2006
Revenue	$78,014	$71,277	$75,337	$83,004
Income from operations	20,824	14,189	14,565	18,017
Net income	16,377	13,289	14,788	16,355
Net income per share — basic	$0.46	$0.34	$0.37	$0.41
Net income per share — diluted	$0.41	$0.30	$0.33	$0.36

	Quarter Ended
	March 31	June 30	September 30	December 31
	As Restated(1)	As Restated(1)	As Restated(1)	As Restated(1)
	(In thousands, except per share data)

2005
Revenue	$54,529	$51,143	$53,179	$61,557
Income from operations	17,661	14,489	15,460	18,810
Net income	15,905	10,178	12,313	18,116
Net income per share — basic	$0.47	$0.30	$0.35	$0.52
Net income per share — diluted	$0.39	$0.26	$0.31	$0.45

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” and Note 13, “Selected Quarterly Financial Information (Unaudited)” in Notes to Consolidated Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Special Committee Review into Stock Option Grant Practices and Restatement.

As discussed in the Explanatory Note preceding Part I and in Note 2 in Notes to Consolidated Financial Statements of this Form 10-K, we recently completed a voluntary internal investigation of our stock option grant practices. The investigation covered all grants of options made since our initial public offering in August 1998 through December 2006. During the course of the internal investigation, we determined that eighteen grant dates, representing three million shares, had improper measurement dates for the related options. In particular, we identified certain instances in which (i) grants to non-officer employees were backdated in order to obtain favorable exercise prices; (ii) grants to Section 16 officers were awarded without proper authority; (iii) grants to newly hired employees were awarded upon the offer of employment rather than as of or after the actual commencement of employment; and (iv) grants to consultants were not properly expensed. In each instance, the grants were subsequently ratified by the Board of Directors at a subsequent meeting. As a result, we have recorded additional non-cash stock-based compensation expense and related tax effects with regard to past stock option grants, and we are restating previously filed financial statements in this Form 10-K.

The internal investigation identified a number of deficiencies in our internal controls that existed primarily from 1998 through 2002. In particular, the internal investigation found that from 1998 through 2002:

•	We lacked appropriate systems to ensure adequate communication among our departments, particularly accounting and human resources, pertaining to the option grant process;

•	We failed on some occasions to prepare adequate minutes of meetings of the Compensation Committee and the Stock Option Committee; and

•	There were inadequate control mechanisms in the accounting department to ensure that information about stock option grant dates and exercise prices accurately reflected the true measurement dates for accounting purposes.

Beginning in January 2003, we implemented improvements to procedures, processes, and systems to provide additional safeguards and greater internal control over the stock option granting and administration function. Management believes these improved controls have reduced to remote the likelihood that a material error in accounting arising from the use of an incorrect stock option grant measurement date could occur and not be detected. These improved controls, which were implemented at various times from 2003 to 2006, include:

•	The General Counsel and CFO, both experienced with public companies and stock option granting procedures, attend all Board and Committee meetings;

•	We adopted new Equity Grant Procedures, eliminating all delegated authority to management to make equity awards; and

•	We implemented a process to comply with the requirements regarding grant date determination related to our adoption of SFAS 123(R) on January 1, 2006.

The internal investigation did not identify any measurement date issues associated with stock option grants since January 2003, with the exception of three dates, each of which apparently resulted from errors in internal processes rather than any intentional backdating.

Management has concluded that the control deficiencies resulting in the restatement of previously issued financial statements did not constitute a material weakness in disclosure controls and procedures, or internal controls and procedures over financial reporting, as of December 31, 2006. In coming to this conclusion, management considered, among other things, the impact of the restatement to the financial statements and the effectiveness of the internal controls in this area as of the fiscal years ended 2006, 2005, 2004 and 2003.

(a)	Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures conducted as of December 31, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) were effective at reasonable assurance levels to ensure that the information required to be disclosed by us in this Form 10-K was recorded, processed, summarized and reported within the time periods specified in the rules and instructions for Form 10-K.

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2006, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. That evaluation excluded the business operations of MindVision, Inc. acquired on June 15, 2006. The acquired business operations excluded from the evaluation together constituted less than three percent of total assets at December 31, 2006, and approximately one percent of revenues and net income, for the year then ended. Management’s assessment of the effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report in which they expressed an unqualified opinion, which is included herein.

(c)	Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2006, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d)	Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Digital River, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Digital River, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Digital River, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of MindVision, Inc., which is included in the December 31, 2006, consolidated financial statements of Digital River, Inc. and constituted less than three percent of total assets at December 31, 2006, and approximately one percent of revenue and net income for the year then ended. Our audit of internal control over financial reporting of Digital River, Inc. also did not include an evaluation of the internal control over financial reporting of MindVision, Inc.

In our opinion, management’s assessment that Digital River, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Digital River, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Digital River, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006, and our report dated March 1, 2007, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Minneapolis, Minnesota
March 1, 2007

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information required in Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2006 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

ITEM 11.	EXECUTIVE COMPENSATION

The information required in Item 11 of Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2006 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in Item 12 of Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2006 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in Item 13 of Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2006 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in Item 14 of Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2006 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements.

The consolidated financial statements required by this item are submitted in a separate section beginning on page 68 of this report.

(2) Financial Statement Schedules.

All schedules for which provision is made in the applicable accounting regulations of the SEC have been omitted as not required or not applicable, or the information required has been included elsewhere by reference in the financial statements and related notes, except for Schedule II, which is included with this Form 10-K, as filed with the SEC.

(3) Exhibits.

Exhibit
Number		Description of Document

2	.1(1)	Stock Purchase Agreement, dated as of April 17, 2004, by and among Digital River, Inc., Blitz F03-1424 GmbH, a company organized under the laws of Germany and a wholly owned subsidiary of Digital River, and the selling shareholders of element 5 Informationstechnologien und — dienstleistungen Aktiengesellschaft, a company organized under the laws of Germany.
3	.1(4)	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.
3	.2(6)	Amended and Restated Bylaws of the Registrant, as currently in effect.
4	.1(7)	Specimen Stock Certificate.
4	.2(4)	Form of Senior Debt Indenture.
4	.3(4)	Form of Subordinated Debt Indenture.
4.4		References are hereby made to Exhibits 3.1 and 3.2.
4	.5(13)	Indenture dated as of June 1, 2004, between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the Note.
10	.1(7)	Form of Indemnity Agreement between Registrant and each of its directors and executive officers.
10	.3(7)	Consent to Assignment and Assumption of Lease dated April 22, 1998, by and between CSM Investors, Inc., IntraNet Integration Group, Inc. and Registrant.
10	.4(5)	Assignment of Lease dated April 21, 1998, by and between Intranet Integration Group, Inc. and Registrant.
10	.5(5)	Lease Agreement dated January 18, 2000, between Property Reserve, Inc. and Registrant.
10	.6(6)	First Amendment of Lease dated January 31, 2001, to that certain Lease dated April 24, 1996, between CSM Investors, Inc. and Registrant (as assignee of Intranet Integration Group, Inc.).
10	.7(8)	1998 Stock Option Plan, as amended and superseded by Exhibit 10.19.*
10	.8(9)	1999 Stock Option Plan, formerly known as the 1999 Non-Officer Stock Option Plan, as amended and superseded by Exhibit 10.19.*
10	.9(8)	2000 Employee Stock Purchase Plan, as amended, and offering.*

Exhibit
Number		Description of Document

10	.11(10)	Second Amendment of Lease dated April 22, 2002, to that certain Lease dated April 24, 1996, between CSM Investors, Inc. and Registrant (as assignee of Intranet Integration Group, Inc.) as amended.
10	.12(10)	Second Amendment of Lease dated April 28, 2003, to that certain Lease dated January 18, 2000, between Property Reserve Inc. and Registrant.
10	.15(13)	Registration Rights Agreement dated as of June 1, 2004, between Digital River, Inc. and the initial purchasers of Senior Convertible Notes due January 1, 2024.
10	.16(14)	Supplemental Agreement and Settlement Agreement, by and among Digital River, Inc., Digital River GmbH, element 5 AG, Messrs. Clemens Roth, Christopher Reimold, Gerrit Schumann, Stephan Naujoks and various other former element 5 shareholders, dated as of January 18, 2005.
10	.17(15)	Summary of Compensation Program for Non-Employee Directors.
10	.18++	Second Amended and Restated Symantec Online Store Agreement, by and among Symantec Corporation, Symantec Limited, Digital River, Inc. and Digital River Ireland Limited effective April 1, 2006‡
10	.19(16)	1998 Equity Incentive Plan (formerly known as 1998 Stock Option Plan).*
10	.20(17)	Employment Agreement between Digital River, Inc. and Carter D. Hicks.*
10	.21(17)	Employment Offer Letter between Digital River, Inc. and Thomas M. Donnelly.*
10	.24(18)	Form of Amendment to Non-Qualified Stock Option Agreement.*
10	.25(19)	Inducement Equity Incentive Plan.*
12	.1++	Computation of Ratio of Earnings to Fixed Charges.
21	.1++	Subsidiaries of Digital River, Inc.
23	.1++	Consent of Independent Registered Public Accounting Firm, dated March 1, 2007.
24	.1++	Power of Attorney, pursuant to which amendments to this Annual Report on Form 10-K may be filed, is included on the signature pages of this Annual Report on Form 10-K.
31	.1++	Certification of Digital River, Inc.’s Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2++	Certification of Digital River, Inc.’s Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	++	Certification of Digital River, Inc.’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

++	Filed herewith.

*	Management contract or compensatory plan.

‡	Confidential treatment has been requested for portions of this agreement, which portions have been filed † separately with the SEC.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 4, 2004.

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 11, 2002.

(3)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 15, 2002.

(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 1, 2006.

(5)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 30, 2000.

(6)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001.

(7)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 333-56787), declared effective on August 11, 1998.

(8)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (File No. 333-105864) filed on June 5, 2003.

(9)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003.

(10)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed on May 15, 2003.

(11)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 13, 2003.

(12)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004.

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 13, 2004.

(14)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 20, 2005.

(15)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 16, 2006.

(16)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 31, 2005.

(17)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 5, 2005.

(18)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on August 9, 2005.

(19)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 20, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Eden Prairie, State of Minnesota, on March 1, 2007.

DIGITAL RIVER, INC.

By:	/s/ Joel A. Ronning
Joel A. Ronning
Chief Executive Officer

We, the undersigned, directors and officers of Digital River, Inc., do hereby severally constitute and appoint Joel A. Ronning and Thomas M. Donnelly and each or any of them, our true and lawful attorneys and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Joel A. Ronning Joel A. Ronning	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2007

/s/ Thomas M. Donnelly Thomas M. Donnelly	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 1, 2007

/s/ Perry W. Steiner Perry W. Steiner	Director	March 1, 2007

/s/ William Lansing William Lansing	Director	March 1, 2007

/s/ Thomas F. Madison Thomas F. Madison	Director	March 1, 2007

/s/ J. Paul Thorin J. Paul Thorin	Director	March 1, 2007

/s/ Frederic Seegal Frederic Seegal	Director	March 1, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Digital River, Inc.

We have audited the accompanying consolidated balance sheets of Digital River, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digital River, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the Consolidated Financial Statements, the consolidated financial statements as of December 31, 2005 and for each of the two years then ended have been restated to record additional stock-based compensation expense.

As discussed in Note 1 to the Consolidated Financial Statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(Revised 2004), Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Digital River, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2007, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Minneapolis, Minnesota
March 1, 2007

DIGITAL RIVER, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2006	2005
		As Restated(1)
	(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$390,243	$131,770
Short-term investments	235,699	220,569
Accounts receivable, net of allowance of $2,339 and $1,023	52,392	34,883
Deferred income taxes	19,687	22,660
Prepaid expenses and other	6,025	3,741

Total current assets	704,046	413,623

Property and equipment, net	24,079	17,955
Goodwill	243,799	195,299
Intangible assets, net of accumulated amortization of $50,092 and $36,798	21,106	20,054
Deferred income taxes	1,276	10,444
Other assets	11,957	12,174

TOTAL ASSETS	$1,006,263	$669,549

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$141,386	$127,846
Accrued payroll	12,097	8,866
Deferred revenue	7,040	5,403
Accrued acquisition liabilities	5,654	5,651
Other accrued liabilities	39,982	21,210

Total current liabilities	206,159	168,976

NON-CURRENT LIABILITIES:
Convertible senior notes	195,000	195,000
Other liabilities	1,345	22

Total non-current liabilities	196,345	195,022

TOTAL LIABILITIES	402,504	363,998

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred Stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $.01 par value; 120,000,000 shares authorized; 40,458,093 and 35,033,741 shares issued and outstanding	404	350
Additional paid-in capital	546,758	325,249
Deferred compensation	—	(1,990)
Retained earnings/(accumulated deficit)	44,989	(15,627)
Accumulated other comprehensive income (loss)	11,608	(2,431)

Total stockholders’ equity	603,759	305,551

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,006,263	$669,549

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL RIVER, INC.

Consolidated Statements of Operations

	For the Years Ended December 31
	2006	2005	2004
		As Restated(1)	As Restated(1)
	(In thousands)

Revenue	$307,632	$220,408	$154,130
Costs and expenses
Direct cost of services	7,709	5,063	5,167
Network and infrastructure	29,250	19,817	15,164
Sales and marketing	113,462	69,371	52,083
Product research and development	32,341	20,690	14,293
General and administrative	34,158	21,484	17,006
Depreciation and amortization	10,983	8,833	8,203
Amortization of acquisition-related intangibles	12,134	8,730	8,269

Total costs and expenses	240,037	153,988	120,185

Income from operations	67,595	66,420	33,945
Other income, net	21,887	4,967	1,641

Income before income tax expense	89,482	71,387	35,586
Income tax expense	28,672	14,875	1,079

Net income	$60,810	$56,512	$34,507

Net income per share — basic	$1.58	$1.64	$1.07

Net income per share — diluted	$1.40	$1.41	$0.94

Shares used in per-share calculation — basic	38,593	34,536	32,328

Shares used in per-share calculation — diluted	44,642	41,448	38,532

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL RIVER, INC.

Consolidated Statements of Stockholders’ Equity

						Retained
			Additional		Accumulated	Earnings	Total
	Common Stock		Paid-In	Deferred	Comprehensive	(Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit)	Equity	Income (Loss)
			As	As		As	As	As
			Restated(1)	Restated(1)		Restated(1)	Restated(1)	Restated(1)
	(In thousands)

BALANCE, December 31, 2003 as previously reported	31,498	$315	$217,981	$—	$44	$(86,488)	$131,852	$17,180
Adjustments to opening shareholders’ equity	—	—	11,798	(1,143)	—	(10,655)	—	(1,241)

BALANCE, December 31, 2003 as restated	31,498	$315	$229,779	$(1,143)	$44	$(97,143)	$131,852	$15,939

Net income	—	—	—	—	—	34,507	34,507	34,507
Unrealized (loss) on investments	—	—	—	—	(275)	—	(275)	(275)
Foreign currency translation (loss)	—	—	—	—	(99)	—	(99)	(99)
Common stock issued for acquisitions	160	2	5,342	—	—	—	5,344	—
Exercise of stock options	1,943	19	19,700	—	—	—	19,719	—
Stock-based compensation	—	—	15	802	—	—	817	—
Common stock issued under the Employee Stock Purchase Plan	51	1	903	—	—	—	904	—

BALANCE, December 31, 2004	33,652	$337	$255,739	$(341)	$(330)	$(62,636)	$192,769	$34,133

Net income	—	—	—	—	—	56,512	56,512	56,512
Unrealized (loss) on investments	—	—	—	—	(776)	—	(776)	(776)
Foreign currency translation (loss)	—	—	—	—	(1,325)	—	(1,325)	(1,325)
Repurchase of common stock	(483)	(5)	(3,637)	—	—	(9,503)	(13,145)	—
Exercise of stock options	1,718	17	23,182	—	—	—	23,199	—
Stock-based compensation	—	—	(2,053)	293	—	—	(1,760)	—
Inducement Equity Incentive Plan	64	1	1,971	(1,942)	—	—	30	—
Tax benefit of stock-based compensation	—	—	47,848	—	—	—	47,848	—
Common stock issued under the Employee Stock Purchase Plan	83	—	2,199	—	—	—	2,199	—

BALANCE, December 31, 2005	35,034	$350	$325,249	$(1,990)	$(2,431)	$(15,627)	$305,551	$54,411

Net income	—	—	—	—	—	60,810	60,810	60,810
Reclassification of deferred compensation balance upon adoption of SFAS 123(R)	—	—	(1,990)	1,990	—	—	—	—
Unrealized gain (loss) on investments	—	—	—	—	576	—	576	576
Foreign currency translation gain (loss)	—	—	—	—	13,463	—	13,463	13,463
Sale of common stock	4,000	40	172,740				172,780	—
Stock Issued for Acquisition	28	—	1,175	—	—	(3)	1,172	—
Exercise of stock options	1,220	12	21,106	—	—	—	21,118	—
Stock-based compensation	113	1	13,903	—	—	—	13,904	—
Tax withheld in restricted stock vesting	(8)		(235)	—	—	(191)	(426)	—
Tax benefit of stock-based compensation	—	—	12,700	—	—	—	12,700	—
Common stock issued under the Employee Stock Purchase Plan	71	1	2,110	—	—	—	2,111	—

BALANCE, December 31, 2006	40,458	$404	$546,758	$—	$11,608	$44,989	$603,759	$74,849

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL RIVER, INC.

Consolidated Statements of Cash Flows

	For the Years Ended December 31
	2006	2005	2004
		As Restated(1)	As Restated(1)
	(In thousands)

OPERATING ACTIVITIES:
Net income	$60,810	$56,512	$34,507
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of acquisition-related intangibles	12,134	8,730	8,269
Change in accounts receivable allowance, net of acquisitions	1,215	(598)	709
Depreciation and amortization	10,983	8,833	8,203
Stock-based compensation expense related to stock-based compensation plans	13,904	293	817
Tax benefit of stock-based compensation	—	45,417	—
Excess tax benefits from stock-based compensation	(8,980)	—	—
Deferred income taxes and other	19,583	(34,789)	—
Litigation and other charges	—	(739)	1,090
Change in operating assets and liabilities (net of acquisitions):
Accounts receivable	(14,678)	(10,304)	(8,223)
Prepaid and other assets	(1,293)	(2,417)	1,037
Accounts payable	3,701	34,822	34,433
Deferred revenue	811	1,395	(230)
Income tax payable	8,126	2,740	143
Accrued payroll and other accrued liabilities	11,190	9,859	4,380

Net cash provided by operating activities	117,506	119,754	85,135

INVESTING ACTIVITIES:
Purchases of investments	(193,609)	(190,713)	(199,699)
Sales of investments	179,296	127,771	94,059
Cash paid for acquisitions, net of cash received	(37,800)	(54,177)	(126,457)
Purchases of equipment and capitalized software	(15,907)	(8,328)	(9,255)

Net cash used in investing activities	(68,020)	(125,447)	(241,352)

FINANCING ACTIVITIES:
Principal amount on line of credit	—	—	45,000
Repayment of principal on line of credit	—	—	(45,000)
Proceeds from convertible senior notes	—	—	188,371
Proceeds from sales of common stock	172,780	—	—
Exercise of stock options	21,118	23,199	19,719
Sales of common stock under employee stock purchase plan	2,109	2,199	904
Repurchase of common stock	—	(13,145)	—
Repurchase of restricted stock to satisfy tax witholding obligation	(426)	—	—
Excess tax benefits from stock-based compensation	8,980	—	—

Net cash provided by financing activities	204,561	12,253	208,994

EFFECT OF EXCHANGE RATE CHANGES ON CASH	4,426	(2,524)	2,072

NET INCREASE IN CASH AND CASH EQUIVALENTS	258,473	4,036	54,849
CASH AND CASH EQUIVALENTS, beginning of period	131,770	127,734	72,885
CASH AND CASH EQUIVALENTS, end of period	$390,243	$131,770	$127,734

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest on Convertible Senior Notes	$2,438	$2,641	$—

Cash paid for income taxes	$2,006	$193	$—

Noncash investing and financing activities:
Common stock issued in acquisitions and earn-outs	$1,172	$—	$5,344

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements
December 31, 2006 and 2005

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

Cash and Cash Equivalents

We consider all short-term, highly liquid investments, primarily high grade commercial paper and money market accounts, that are readily convertible into known amounts of cash and that have original or remaining maturities of three months or less at the date of purchase to be cash equivalents. As of December 31, 2006 and 2005, cash balances of $2.9 million and $12.9 million, respectively, were held by banks or credit card processors to secure potential future credit card fees, fines and chargebacks or for other payments. In addition, at December 31, 2006 and 2005, $0.55 million and $0.4 million were restricted by letter of credit and agreements required by international tax jurisdictions as security for potential tax liabilities.

Short-Term Investments

Our short-term investments consist of debt securities that are classified as available-for-sale and are carried on our balance sheet at their market value with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive income within stockholders’ equity. As of December 31, 2006 and 2005, all securities had dates to maturity or reset dates of less than three years. We classify all of our available-for-sale securities as current assets, as these securities represent investments available for current corporate purposes.

Property and Equipment

Property and equipment is stated at historical cost. Computer equipment, software and furniture are depreciated under the straight-line method using estimated useful lives of three to seven years and leasehold

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

improvements are amortized over the shorter of the asset life or remaining length of the lease. Property and equipment at December 31 consisted of the following (in thousands):

	2006	2005

Computer hardware and software	$46,326	$44,849
Furniture, fixtures and leasehold improvements	10,055	7,151

Total property and equipment	$56,381	$52,000
Accumulated depreciation	(32,302)	(34,045)

Net property and equipment	$24,079	$17,955

Purchased Intangible Assets

Through both domestic and international acquisitions, we have continued to expand our global online businesses. Tangible net assets for our acquisitions were valued at their respective carrying amounts as we believe that these amounts approximated their current fair values at the respective acquisition dates. The valuation of identifiable intangible assets acquired reflects management’s estimates based on, among other factors, use of established valuation methods. Such assets consist of customer lists and user base, trademarks and trade names, developed technologies and other acquired intangible assets, including contractual agreements. Identifiable intangible assets are amortized using the straight-line method over the estimated useful lives, generally three to ten years. We believe the straight-line method of amortization best represents the distribution of the economic value of the identifiable intangible assets acquired to date. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. The purchase prices of the acquisitions described in Note 5 below exceeded the estimated fair value of the respective related identifiable intangible and tangible assets because we believe these acquisitions will assist with our strategy of establishing and expanding our global online marketplace.

Long-Lived Assets

We review all long-lived assets, including intangible assets with definite lives, for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Under SFAS 144, impairment losses are recorded whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. For long-lived assets used in operations, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted cash flows. We measure the impairment loss based on the difference between the carrying amount and estimated fair value. An impairment loss is recognized when estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. As part of our evaluation, we consider certain non-financial data as indicators of impairment such as changes in the operating environment and business strategy, competitive information, market trends and operating performance. When an impairment loss is identified, the carrying amount of the asset is reduced to its estimated fair value. There were no significant impairments of long-lived assets, including definite-lived intangible assets, recorded in 2006, 2005 or 2004.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, notes payable and accounts payable approximates fair value because of the short maturity of these instruments. As of December 31, 2006 and 2005, the fair value of our $195 million 1.25% fixed rate convertible senior notes was valued at $270 million and $189 million, respectively, based on the quoted fair market value of the debt.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

Other Assets

The following table summarizes our other assets as of December 31, 2006 and 2005 (in thousands):

	2006	2005

Unamortized debt financing costs	$5,630	$5,960
Cost of investment	6,000	6,000
Other	327	214

Total other assets	$11,957	$12,174

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

Other Accrued Liabilities

The following table summarizes our other accrued liabilities as of December 31, 2006 and 2005 (in thousands):

	2006	2005

Accrued expenses	$15,212	$12,451
Sales, value-added and transaction taxes	13,394	5,479
Current income taxes	11,376	3,280

Total other accrued liabilities	$39,982	$21,210

Comprehensive Income

Comprehensive income includes revenues, expenses, gains and losses that are excluded from net earnings under GAAP. Items of comprehensive income are unrealized gains and losses on short term investments and foreign currency translation adjustments which are added to net income to compute comprehensive income. Comprehensive income is net of income tax benefits or expense.

In 2006, comprehensive income included $13.5 million recorded for unrealized foreign exchange gains on the revaluation of investments in foreign subsidiaries, and $0.6 million net of $0.2 million tax expense for unrealized investment gains. In 2005, comprehensive income included $1.3 million recorded for unrealized foreign exchange losses on the revaluation of investments in foreign subsidiaries, and $0.8 million net of $0.5 million tax benefit for unrealized investment losses. In 2004, comprehensive income included $0.1 million recorded for unrealized foreign exchange losses on the revaluation of investments in foreign subsidiaries, and $0.3 million for unrealized investment losses. There was no tax benefit for comprehensive income in 2004 as we had no tax expense.

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

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Advertising Costs

The costs of advertising are charged to sales and marketing expense as incurred. We incurred advertising expense of $1.5 million, $0.1 million and $1.0 million in 2006, 2005 and 2004, respectively.

Income Taxes

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We record deferred tax assets for favorable tax attributes, including tax loss carryforwards. We currently have significant U.S. tax loss carryforwards resulting from the tax deduction for exercise of stock options and acquired operating tax loss carryforwards. The benefit of the loss carryforwards from exercise of stock options was recognized as additional paid in capital when the deferred tax asset valuation allowance was reversed in the fourth quarter of 2005. The benefit of the acquired tax loss carryforwards has been reserved by a valuation allowance pursuant to United States generally accepted accounting principles. These valuation reserves of the deferred tax asset will be reversed if and when it is more likely than not that the deferred tax asset will be realized. We evaluate the need for a valuation allowance of the deferred tax asset on a quarterly basis.

Other Income, Net

Our other income, net line item is the total of interest income on our cash, cash equivalents, and short-term investments, interest expense on our debt and foreign currency transaction gains and losses. Interest income was $22.8 million, $9.7 million and $3.2 million in 2006, 2005 and 2004, respectively. Interest expense was $2.5 million in 2006 compared with $2.5 million in 2005 and $1.5 million in 2004. Gains related

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

to foreign currency transactions were $1.5 million in 2006 and a loss of $2.2 million in 2005, and gains or losses were immaterial in 2004.

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

Research and Development and Software Development

Research and development expenses consist primarily of development personnel and non-employee contractor costs related to the development of new products and services, enhancement of existing products and services, quality assurance, and testing. We follow AICPA Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” in accounting for internally developed software. During 2006, 2005 and 2004, we capitalized $0.1 million, $0.4 million and $2.7 million, respectively, of software development costs.

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

We have adopted SFAS 123(R) using the modified prospective transition method under which prior periods are not revised. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based awards that are ultimately expected to vest during the period. Stock-based compensation expense recognized in our Consolidated Statement of Operations for 2006 includes compensation expense for share-based awards granted prior to, but not yet vested, as of December 31, 2005 as well as compensation expense for the share-based payment awards granted subsequent to December 31, 2005. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of restricted stock is determined based on the number of shares granted and the closing price of our common stock on the date of grant. Compensation expense for all share-based payment awards are recognized using the straight-line amortization method over the vesting period. Stock-based compensation expense of $13.9 million was charged to operating expenses during 2006. The related tax benefit of $4.9 million resulted in a net after-tax stock-based compensation expense of $9.0 million for 2006.

As stock-based compensation expense recognized in our Consolidated Statement of Operations for 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our pro forma information required under SFAS 123, for periods

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

prior to 2006, accounted for forfeitures as they occurred. In March 2005 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides supplemental implementation guidance for SFAS 123(R). We have applied the provision of SAB 107 in our adoption of SFAS 123(R).

SFAS 123(R) also requires the benefits of tax deductions in excess of recognized stock-based compensation expense be reported as a financing cash flow, rather than an operating cash flow as required prior to adoption of SFAS 123(R) in our Consolidated Statement of Cash Flows. On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-based Payment Awards.” We have elected not to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R).

See Note 6 for further information regarding the impact of our adoption of SFAS 123(R) and the assumptions we use to calculate the fair value of share-based compensation.

Recent Accounting Pronouncements

In September 2006, the FASB issued statement No. 157, “Fair Value Measurements”, (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November  15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. The Company has not yet determined the impact of this Statement on its financial condition and results of operations.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). To reduce diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. The accounting requirements of SAB 108 were effective for us on January 1, 2006, and did not have a material impact on our consolidated financial position, results of operations or cash flows.

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable. We do not believe that FIN 48 will have a material impact on our consolidated financial statements.

In November 2005, the FASB issued Staff Position No. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“FSP 115-1”). FSP 115-1 provides accounting guidance for determining and measuring other-than-temporary impairments of debt and equity securities, and confirms the disclosure requirements for investments in unrealized loss positions as outlined in EITF issue 03-01, “The Meaning of Other-Than-Temporary Impairments and its Application to Certain Investments.” The accounting requirements of FSP 115-1 were effective for us on January 1, 2006, and did not have a material impact on our consolidated financial position, results of operations or cash flows.

2.	Restatement of Consolidated Financial Statements

We have restated our consolidated financial statements to reflect additional stock-based compensation expense and related income tax effects relating to annual stock option awards granted since 1998. This

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

Form 10-K reflects the restatement of our consolidated financial statements as of December 31, 2005 and for the years ended December 31, 2004 and 2003.

On February 6, 2007, we announced the substantial completion of an internal investigation into our historical stock option granting practices. Since that date, we have completed one additional witness interview, which did not alter the results of the investigation. The investigation uncovered irregularities related to the issuance of certain stock option grants made between 1998 and 2005. A Special Committee of the Board oversaw the investigation. The Special Committee authorized the General Counsel and Chief Financial Officer (who joined Digital River in January 2006 and February 2005, respectively) to conduct the investigation, with the assistance of outside counsel and forensic experts.

In particular, as a result of the internal investigation, the Special Committee concluded, and the Audit Committee and Board of Directors agree, that we used incorrect measurement dates for financial accounting purposes for certain stock option grants in prior periods. Therefore, we have recorded additional non-cash stock-based compensation expense and related tax effect with regard to certain past stock option grants, and we are restating previously filed financial statements in this Form 10-K. These adjustments, after-tax, amounted to $9.4 million, spread over the nine year period from 1998 through 2006. The full year adjustment to 2006 was recorded in the fourth quarter of 2006 due to its insignificance.

The Special Committee investigation examined each stock option grant from August 1998 through December 2006 (the “relevant period”), a total of 69 distinct grant dates. These grants include all of the options granted since our initial public offering in August 1998. In all cases, the investigation considered the particular facts and circumstances surrounding each grant date, including all available documentation, relevant email archives, and interviews with present and former directors, officers, employees, and advisors.

Based on the totality of the evidence and the applicable law, the Special Committee found that no officer or director engaged in any wrongdoing for personal enrichment. The Special Committee also concluded that no director or member of the committee charged with awarding stock options to employees (the Stock Option Committee) knowingly failed to comply with the relevant accounting principles.

The Special Committee’s analysis determined that eighteen grant dates, representing three million shares, were not the proper measurement dates for the related options. Specifically, the Special Committee’s investigation identified certain non-officer employee grants for which the Stock Option Committee, with the involvement of our finance staff, selected grant dates in order to obtain favorable exercise prices. This did not occur with respect to any grants to directors or members of the Stock Option Committee, and thus did not result in any financial benefit to those individuals. Additionally, the Special Committee determined that on certain occasions, the Stock Option Committee unknowingly exceeded its authority in granting stock options to Section 16 officers, which options should have been granted by the Board. In each of these instances, the Board ratified the grants at a subsequent meeting. The Special Committee also discovered a small number of instances where option grant dates preceded employee hire dates; such instances are attributable to either administrative error or a practice of pricing options for certain employees as of the employment offer date. Finally, the Special Committee identified six occasions when we did not properly expense option grants to consultants.

More generally, the internal investigation revealed weaknesses in our internal controls and record-keeping related to stock options during the relevant period. In particular, we lacked appropriate systems to ensure adequate communication between our accounting and human resources departments pertaining to the option grant process. Thus, the accounting personnel did not consistently receive accurate information necessary to determine appropriate measurement dates. Moreover, we failed to prepare adequate minutes of meetings of the Compensation Committee and Stock Option Committee.

Beginning in January 2003, we strengthened our internal controls and made significant improvements to our stock option granting practices. The Special Committee did not identify any measurement date issues

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

associated with stock option grants since January 2003, with the exception of three dates, each of which apparently resulted from errors in internal processes rather than any intentional backdating.

During the relevant period, we granted 1,306 employees, consultants, officers and directors options to acquire approximately 16.8 million shares of our common stock. These option grants, awarded on 69 distinct grant dates, consisted of one or more of the following types of grants: (i) grants to directors; (ii) grants to Section 16 officers; (iii) follow-on grants to employees; (iv) grants to new hires; (v) grants to employees receiving promotions; and (vi) grants to consultants.

Grants to Directors.

During the relevant period, we appropriately awarded grants to directors during Board of Directors or Compensation Committee meetings. The Special Committee discovered no problems associated with director grants, with the exception of one grant to one director on February 13, 2003. Due to a clerical error, the original paperwork for the February 13, 2003 Board of Director grants was misdated, which was corrected in 2003 with the exception of one former director who had already exercised his option. We subsequently corrected this error for all but one director. We should have recorded a charge related to the grant price and recorded an additional charge for a subsequent vesting acceleration. These charges make up less than $10,000 of the total $9.4 million after-tax restatement.

Grants to Section 16 Officers.

During the relevant period, the Stock Option Committee awarded 540,000 stock options to nine Section 16 officers on four different specified grant dates. After a review of the corporate record, the Special Committee determined that the Stock Option Committee was not vested with the authority to award stock options to Section 16 officers. Outside counsel conducted interviews with the Stock Option Committee members and certain Compensation Committee members and determined that the committee members believed the Stock Option Committee possessed the authority to make the grants. This is corroborated by subsequent Board ratification of the grants. However, because the requisite authority did not exist, the measurement dates for these grants have been adjusted to the Board ratification date, and the charges under APB 25 make up $1.0 million of the total $9.4 million after-tax restatement.

Grants to Employees and Consultants (inclusive of follow-on, new hire, and promotion grants).

During the relevant period, stock option grants to non-Section 16 employees and consultants were generally awarded by the Stock Option Committee. Stock Option Committee documentation with respect to such grants is in many instances inadequate, particularly from 1998 through 2002. Based on interviews and a review of all available documentation, including relevant email archives, the Special Committee determined that employee and consultant grants on sixteen grant dates may not have been measured on the correct date. Consistent with accounting literature and recent guidance from the Securities and Exchange Commission (“SEC”), we employed one of three methods to assign the correct measurement date: (i) the date of a relevant email, if the content of the email indicates action by the Stock Option Committee; (ii) beginning in 2003, the last trading day of the month of the grant in accordance with our policy adopted in early 2003; or (iii) the date a grant was ratified by the Board of Directors if no other relevant documentation existed.

Based on the findings of the Special Committee, after accounting for forfeitures, we calculated stock-based compensation expense (under APB 25 for 1998 through 2005 and under SFAS 123(R) for 2006) of approximately $11.9 million over the respective awards’ vesting terms for the periods from 1998 through 2006. We recorded $85,000, after-tax, of stock-based compensation on its 2006 financial statements in the fourth quarter related to the foregoing options. In addition, the Company included unrecorded charges related to option grants to consultants not expensed in the relevant periods under EITF 96-18 ($427,862) and charges of ($70,008) related to option grants to employees prior to their dates of hire.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

The incremental impact from recognizing stock-based compensation expense resulting from the investigation of past stock option grants is as follows (dollars in thousands):

	Pre-Tax	After Tax
	Expense	Expense
Fiscal Year	(Income)	(Income)

1998	$172	$172
1999	3,211	3,211
2000	2,238	2,238
2001	2,114	2,114
2002	1,679	1,679
2003	1,241	1,241

Total 1998-2003 impact	10,655	10,655

2004	817	817
2005	293	(2,169)
2006	135	85

Total	$11,900	$9,388

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table presents the effects of the stock-based compensation and related tax adjustments made to the Company’s previously reported consolidated balance sheet as of December 31, 2005 (in thousands, except share amounts).

	December 31, 2005
	As Reported	Adjustments	As Restated(1)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$131,770	$—	$131,770
Short-term investments	220,569	—	220,569
Accounts receivable, net of allowance of $1,023	34,883	—	34,883
Deferred income taxes	22,251	409	22,660
Prepaid expenses and other	3,741	—	3,741

Total current assets	413,214	409	413,623

Property and equipment, net	17,955	—	17,955
Goodwill	195,299	—	195,299
Intangible assets, net of accumulated amortization of $36,798	20,054	—	20,054
Deferred income taxes	10,444	—	10,444
Other assets	12,174	—	12,174

TOTAL ASSETS	$669,140	$409	$669,549

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$127,846	$—	$127,846
Accrued payroll	8,866	—	8,866
Deferred revenue	5,403	—	5,403
Accrued acquisition costs	5,651	—	5,651
Other accrued liabilities	21,210	—	21,210

Total current liabilities	168,976	—	168,976

NON-CURRENT LIABILITIES:
Convertible senior notes	195,000	—	195,000
Other liabilities	22	—	22

Total non-current liabilities	195,022	—	195,022

TOTAL LIABILITIES	363,998	—	363,998

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred Stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—	—
Common Stock, $.01 par value; 120,000,000 shares authorized; 35,033,741 shares issued and outstanding	350	—	350
Additional paid-in capital	315,489	9,760	325,249
Deferred compensation	(1,942)	(48)	(1,990)
Retained earnings/(accumulated deficit)	(6,324)	(9,303)	(15,627)
Accumulated other comprehensive income (loss)	(2,431)	—	(2,431)

Total stockholders’ equity	305,142	409	305,551

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$669,140	$409	$669,549

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table presents the effects of the stock-based compensation and related tax adjustments made to the Company’s previously reported consolidated statements of operations (in thousands, except per share amounts).

	2005			2004
	As Previously		As	As Previously		As
	Reported	Adjustments	Restated(1)	Reported	Adjustments	Restated(1)

Statement of Operations Data:
Revenue	$220,408	$—	$220,408	$154,130	$—	$154,130
Costs and expenses (exclusive of depreciation and amortization expense shown separately below)
Direct cost of services	5,013	50	5,063	5,013	154	5,167
Network and infrastructure	19,814	3	19,817	15,143	21	15,164
Sales and marketing	69,256	115	69,371	51,749	334	52,083
Product research and development	20,575	115	20,690	14,097	196	14,293
General and administrative	21,474	10	21,484	16,894	112	17,006
Depreciation and amortization	8,833	—	8,833	8,203	—	8,203
Amortization of acquisition related intangibles	8,730	—	8,730	8,269	—	8,269

Total costs and expenses	153,695	293	153,988	119,368	817	120,185
Income (loss) from operations	66,713	(293)	66,420	34,762	(817)	33,945
Other income, net	4,967	—	4,967	1,641	—	1,641

Income (loss) before income tax expense	71,680	(293)	71,387	36,403	(817)	35,586
Income tax expense	17,337	(2,462)	14,875	1,079	—	1,079

Net income (loss)	$54,343	$2,169	$56,512	$35,324	$(817)	$34,507

Net income (loss) per share — basic	$1.57	$0.06	$1.64	$1.09	$(0.02)	$1.07

Net income (loss) per share — diluted	$1.36	$0.05	$1.41	$0.96	$(0.02)	$0.94

Shares used in per-share calculation — basic	34,536	34,536	34,536	32,328	32,328	32,328

Shares used in per-share calculation — diluted	41,448	41,448	41,448	38,532	38,532	38,532

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table presents the effects of adjustments made to our previously reported consolidated statement of cash flows (in thousands):

DIGITAL RIVER, INC.

Consolidated Statements of Cash Flows For the Years Ended December 31,

	2005			2004
	As Previously			As Previously
	Reported	Adjustments	As Restated(1)	Reported	Adjustments	As Restated(1)
	(In thousands)

OPERATING ACTIVITIES:
Net income	$54,343	$2,169	$56,512	$35,324	$(817)	$34,507
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of acquisition-related intangibles	8,730	—	8,730	8,269	—	8,269
Change in accounts receivable allowance, net of acquisitions	(598)	—	(598)	709	—	709
Depreciation and amortization	8,833	—	8,833	8,203	—	8,203
Stock-based compensation expense related to stock-based compensation plans	—	293	293	—	817	817
Tax benefit of stock-based compensation	47,879	(2,462)	45,417	—	—	—
Excess tax benefits from stock-based compensation	—	—	—	—	—	—
Deferred income taxes and other	(34,789)	—	(34,789)	—	—	—
Litigation and other charges	(739)	—	(739)	1,090	—	1,090
Change in operating assets and liabilities (net of acquisitions):
Accounts receivable	(10,304)	—	(10,304)	(8,223)	—	(8,223)
Prepaid and other assets	(2,417)	—	(2,417)	1,037	—	1,037
Accounts payable	34,822	—	34,822	34,433	—	34,433
Deferred revenue	1,395	—	1,395	(230)	—	(230)
Income tax payable	2,740	—	2,740	143	—	143
Accrued payroll and other accrued liabilities	9,859	—	9,859	4,380	—	4,380

Net cash provided by operating activities	119,754	—	119,754	85,135	—	85,135

INVESTING ACTIVITIES:
Purchases of investments	(190,713)	—	(190,713)	(199,699)	—	(199,699)
Sales of investments	127,771	—	127,771	94,059	—	94,059
Cash paid for acquisitions, net of cash received	(54,177)	—	(54,177)	(126,457)	—	(126,457)
Purchases of equipment and capitalized software	(8,328)	—	(8,328)	(9,255)	—	(9,255)

Net cash used in investing activities	(125,447)	—	(125,447)	(241,352)	—	(241,352)

FINANCING ACTIVITIES:
Principal amount on line of credit	—	—	—	45,000	—	45,000
Repayment of principal on line of credit	—	—	—	(45,000)	—	(45,000)
Proceeds from convertible senior notes	—	—	—	188,371	—	188,371
Proceeds from sales of common stock	—	—	—	—	—	—
Exercise of stock options	23,199	—	23,199	19,719	—	19,719
Sales of common stock under employee stock purchase plan	2,199	—	2,199	904	—	904
Repurchase of common stock	(13,145)	—	(13,145)	—	—	—
Repurchase of restricted stock to satisfy tax witholding obligation	—	—	—	—	—	—
Excess tax benefits from stock-based compensation	—	—	—	—	—	—

Net cash provided by financing activities	12,253	—	12,253	208,994	—	208,994

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,524)	—	(2,524)	2,072	—	2,072

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,036	—	4,036	54,849	—	54,849
CASH AND CASH EQUIVALENTS, beginning of period	127,734	—	127,734	72,885	—	72,885
CASH AND CASH EQUIVALENTS, end of period	$131,770	$—	$131,770	$127,734	$—	$127,734

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest on Convertible Senior Notes	$2,641	$—	$2,641	$—	$—	$—

Cash paid for income taxes	$193	$—	$193	$—	$—	$—

Noncash investing and financing activities:
Common stock issued in acquisitions and earn-outs	$—	$—	$—	$5,344	$—	$5,344

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table presents the cumulative adjustments of each component of shareholders’ equity at the end of each fiscal year (in thousands):

	Additional Paid in	Deferred Stock		Net Impact to
Fiscal Year	Capital	Compensation	Retained Earnings	Shareholders’ Equity

1998	$5,170	$(4,998)	$(172)	$—
1999	8,429	(5,046)	(3,383)	—
2000	8,293	(2,672)	(5,621)	—
2001	11,103	(3,368)	(7,735)	—
2002	11,783	(2,368)	(9,415)	—
2003	11,798	(1,143)	(10,655)	—
2004	11,813	(341)	(11,472)	—
2005	$9,761	$(48)	$(9,304)	$409

3.	Net Income per Share:

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

The following table summarizes the computation of basic and diluted earnings per share (in thousands, except per share data):

	For the Years Ended December 31,
	2006	2005	2004
		Restated(1)	Restated(1)

Earnings per share — basic
Net income — basic	$60,810	$56,512	$34,507
Weighted average shares outstanding — basic	38,593	34,536	32,328

Earnings per share — basic	$1.58	$1.64	$1.07

Earnings per share — diluted
Net income — basic	$60,810	$56,512	$34,507
Exclude: Interest expense and amortized financing cost of convertible senior notes, net of tax benefit	1,739	2,099	1,772

Net income — diluted	$62,549	$58,611	$36,279

Weighted average shares outstanding — basic	38,593	34,536	32,328
Dilutive impact of non-vested stock and options outstanding	1,624	2,487	3,626
Dilutive impact of convertible senior notes	4,425	4,425	2,578

Weighted average shares outstanding — diluted	44,642	41,448	38,532

Earnings per share — diluted	$1.40	$1.41	$0.94

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

In accordance with the Emerging Issues Task Force (EITF), Issue No. 04-8, the unissued shares underlying contingent convertible notes are treated as if such shares were issued and outstanding for the purposes of calculating GAAP diluted earnings per share beginning with the issuance of our 1.25% convertible senior notes on June 1, 2004.

4.	Short-Term Investments:

As of December 31, 2006 and 2005, our available-for-sale securities consisted of the following (in thousands):

		Unrealized Gain/(Loss)			Maturities/Reset Dates
		Less Than 12	Greater Than 12		Less Than 12
	Cost	Months	Months	Fair Value	Months	1 to 3 Years

2006
U.S. government sponsored entities	$142,473	$(441)	$(208)	$141,824	$79,961	$61,863
Student loan bonds	35,000	—	—	35,000	35,000	—
Other	58,875	—	—	58,875	58,875	—

Total available-for-sale securities	$236,348	$(441)	$(208)	$235,699	$173,836	$61,863

2005
U.S. government sponsored entities	$147,982	$(1,277)	$(189)	$146,516	$64,003	$82,513
Student loan bonds	60,000	—	—	60,000	60,000	—
Other	14,053	—	—	14,053	14,053	—

Total available-for-sale securities	$222,035	$(1,277)	$(189)	$220,569	$138,056	$82,513

Realized gains or losses on investments are recorded in our statement of operations within other income, net. Realized losses on sales of investments were immaterial in 2006, 2005 and 2004. Interest income of $22.8 million, $9.7 million and $3.2 million was recorded in 2006, 2005 and 2004, respectively.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

5.	Business Combinations, Goodwill and Intangible Assets:

The following table summarizes the purchase acquisitions completed during the three years in the period ended December 31, 2006 (in thousands):

	Initial	Initial				Other Intangible Assets
	Shares	Purchase	Acquired	Assumed		Technology/	Customer	Non-Compete
Acquisition	Issued	Consideration	Assets	Liabilities	Goodwill	Tradenames	Relationships	Agreements

2006
Mindvision, Inc.	—	$24,975	$2,555	$(8,036)	$18,859	$3,170	$4,490	$40
Direct Response
Technologies, Inc.	—	14,876	1,573	(3,723)	11,343	2,465	3,620	—

Total	—	$39,851	$4,128	$(11,759)	$30,202	$5,635	$8,110	$40

2005
Commerce5, Inc.	—	$45,000	$3,321	$(5,501)	$38,737	$1,607	$7,639	$—
SWReg	—	8,800	5,373	(6,464)	9,090	589	1,747	—

Total	—	$53,800	$8,694	$(11,965)	$47,827	$2,196	$9,386	$—

2004
element 5, AG	—	$120,000	$14,662	$(16,673)	$110,775	$5,654	$7,814	$784
Fireclick, Inc.	—	7,500	451	(111)	7,512	701	—	250
BlueHornet Networks, Inc.	160	1,176	756	(280)	4,280	836	1,104	250

Total	160	$128,676	$15,869	$(17,064)	$122,567	$7,191	$8,918	$1,284

Note:  Balances as of acquisition date and do not reflect subsequent earn-outs, adjustments or currency translation.

Acquisitions completed in 2006

In June 2006, we acquired all of the capital stock of MindVision, Inc., a privately held e-commerce company based in Lincoln, Nebraska, for approximately $25.0 million comprised of payments to stockholders of $21.2 million plus the assumption of certain liabilities totaling approximately $3.7 million. In November 2006, we recorded $0.2 million as acquisition cost related to a restructuring plan for employee severance to be paid out over a six month period.

In January 2006, we acquired all of the capital stock of Direct Response Technologies, Inc. (Direct Response), a privately held company based in Pittsburgh, Pennsylvania, for approximately $15.0 million in cash. Direct Response, a provider of tools for managing affiliate networks, is now named DR Marketing Solutions, Inc. The agreement also provides Direct Response shareholders with an earn-out opportunity based on DR Marketing Solutions, Inc. achieving certain revenue and earnings targets during the first three years subsequent to the acquisition. In 2006, we accrued $3.5 million for future earn-out payments. Earn-outs were recorded as goodwill in 2006 as they were considered incremental to the purchase price.

Acquisitions completed in 2005

In December 2005, we acquired all of the capital stock of Commerce5, Inc. (Commerce5) for approximately $45.1 million in cash comprised of payments to stockholders of $32.4 million plus assumption of $12.7 million in liabilities. Commerce5, now named DR globalTech, Inc., is an outsourced e-commerce provider to high-tech and consumer electronics manufacturers headquartered in Aliso Viejo, California.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

In March 2005, we acquired certain assets and assumed certain liabilities, vendor contracts and intellectual property of SWReg, an operating business of Atlantic Coast plc, a private limited UK company, for $8.8 million in cash. SWReg is a provider of e-commerce for services for software authors. The agreement also provided an opportunity for earn-out based on achieving specific revenue and development goals over the first 12 months following the closing of the acquisition. Earn-outs totaling $0.5 million have been recorded as goodwill as of December 31, 2006 as they were considered incremental to the purchase price.

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

On January 18, 2005, we entered into an agreement with senior employees of element 5 AG, pursuant to which these employees agreed to cease providing services to element 5 sixty days after the date of the agreement. Pursuant to the agreement, we also agreed to resolve a $12 million escrow associated with our acquisition of element 5 by distributing $10 million to the former element 5 shareholders, and $2 million to us. Certain adjustments also were made to our earn-out obligations under the April 2004 acquisition agreement. Under the restructured earn-out, $1.25 million in cash was paid to the former element 5 shareholders on March 1, 2005 and an additional $1.25 million was paid on April 10, 2006. These earn-out amounts have been recorded as additional goodwill as they were incremental to the purchase price. We have recorded a net of $5.4 million as part of the acquisition cost of element 5 related to these acquisition restructuring plans of which $0.5 million remained as of December 31, 2006. The following table provides detail on the activity and our remaining accrual balance by category as of December 31, 2006 (in thousands):

	Accrual			Accrual			Accrual		Accrual
	April 16,	Net		December 31,	Adjust-		December 31,		December 31,
	2004	Additions	Charges	2004	ments	Charges	2005	Charges	2006

Shareholder escrow	$—	$2,500	$—	$2,500	$—	$(1,250)	$1,250	$(1,250)	$—
Employee severance costs	700	2,100	(400)	2,400	(200)	(1,250)	950	(451)	499
Facilities consolidation	200	100	(300)	—	—	—	—	—	—

Total	$900	$4,700	$(700)	$4,900	$(200)	$(2,500)	$2,200	$(1,701)	$499

In June 2004, we acquired substantially all of the assets and assumed certain liabilities of Fireclick, Inc., a leading provider of web-analysis solutions for online retailers, providing website site owners with the tools necessary to measure campaign return-on-investment, track user path analysis and enhance website site user experience. Under the terms of the agreement, we paid $7.5 million in cash and an additional $0.3 million in cash upon the completion of certain integration milestones. The agreement also provides Fireclick the opportunity for an earn-out based on our achieving certain revenue and profitability targets attributable to Fireclick over the course of the 36 months following the closing of the acquisition. Earn-outs totaling $1.2 million have been recorded as goodwill as of December 31, 2006, as they were considered part of the purchase price.

In November 2004, we acquired all of the outstanding capital stock of BlueHornet Networks, Inc. BlueHornet is a leading provider of e-mail marketing campaign management services and related customer relationship management (CRM) tools. As consideration for the acquisition, we issued a total of 160,185 shares of our common stock to the BlueHornet stockholders, valued at approximately $5.3 million, paid off $0.7 million of BlueHornet debt obligations at closing and agreed to pay an additional $0.5 million in cash to the former BlueHornet stockholders following the transition of certain BlueHornet assets to our facilities in Eden Prairie, Minnesota. In addition, the former BlueHornet stockholders may receive additional earn-out

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

payments of cash or our common stock, at our discretion, based on BlueHornet’s operating performance over the first 36 months following the closing of the acquisition. Earn-outs totaling $1.7 million have been recorded as goodwill as of December 31, 2006, as they were considered part of the purchase price.

As of December 31, 2006, there was an estimated maximum potential for future earn-outs of approximately $1.1 million in excess of the $4.9 million in earn-outs included in accrued acquisition liabilities. Any of the estimated maximum potential future earn-out beyond the $4.9 million accrued will result in additional goodwill.

Pro Forma Operating Results (Unaudited)

The consolidated financial statements include the operating results of each business acquired from the date of acquisition. The following unaudited pro forma condensed results of operations for 2006, 2005 and 2004 have been prepared as if each of the acquisitions in 2006 had occurred on January 1, 2005, and as if each of the 2005 acquisitions had occurred on January 1, 2004 (in thousands except per share data):

	2006	2005	2004
		As Restated(1)	As Restated(1)

Revenue	$311,090	$242,488	$178,814
Income from operations	67,213	63,606	24,832
Net income	60,208	53,954	25,594
Diluted income per share	$1.39	$1.32	$0.69

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

This pro forma financial information does not purport to represent results that would actually have been obtained if the transactions had been in effect on January 1, 2005 or 2004, as applicable, or any future results that may be realized.

Goodwill

We account for our goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 precludes the amortization of goodwill and intangible assets with indefinite lives, but these assets are reviewed annually (or more frequently if impairment indicators arise) for impairment.

We complete our annual impairment test using a two-step approach based in the fourth quarter of each fiscal year and reassess any intangible assets, including goodwill, recorded in connection with earlier acquisitions. Our assessment has indicated that there is no impairment of goodwill for the years ended December 31, 2006, 2005 and 2004.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

The changes in the net carrying amount of goodwill for the years ended December 31, 2006 and 2005 are as follows (in thousands):

Total

Balance as of December 31, 2004	$148,086
Goodwill from acquisitions and earn-outs	49,096
Adjustments(1)	(1,883)

Balance as of December 31, 2005	$195,299
Goodwill from acquisitions and earn-outs	35,883
Adjustments(1)	12,617

Balance as of December 31, 2006	$243,799

(1)	Adjustments to goodwill during the year ended December 31, 2006 and December 31, 2005, resulted primarily from foreign currency translation adjustments relating to goodwill associated with our current and prior period acquisitions.

Intangible Assets

Information regarding our other intangible assets is as follows (in thousands):

	As of December 31, 2006
	Carrying Amount	Accumulated	Carrying Amount
	Gross	Amortization	Net

Customer relationships	$43,072	$28,890	$14,182
Non-compete agreements	5,251	5,017	234
Technology/tradename	22,875	16,185	6,690

Total	$71,198	$50,092	$21,106

	As of December 31, 2005
	Carrying Amount	Accumulated	Carrying Amount
	Gross	Amortization	Net

Customer relationships	$34,666	$21,103	$13,563
Non-compete agreements	5,121	4,300	821
Technology/tradename	17,065	11,395	5,670

Total	$56,852	$36,798	$20,054

The components of intangible assets acquired during the years ended December 31, 2006, 2005 and 2004, are as follows (in thousands). No significant residual value is estimated for these assets.

	2006(1)		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Life	Amount	Life	Amount	Life

Customer relationships	$8,110	8 years	$9,386	4 years	$8,918	3 years
Non-compete agreements	40	4 years	—	—	1,284	3 years
Technology/tradename	5,635	4 years	2,196	4 years	7,191	3 years

Total	$13,785	6 years	$11,582	4 years	$17,393	3 years

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

Estimated amortization expense for the remaining life of the intangible assets, based on intangible assets as of December 31, 2006, is as follows (in thousands):

Year

2007	$6,683
2008	4,192
2009	3,281
2010	1,836
2011	1,246
Thereafter	3,868

Total	$21,106

Following is an allocation of the net assets acquired from the acquisitions consummated and amounts paid under earn-out arrangements in 2006 and 2005 (in thousands) which includes subsequent year activity for 2005 acquisitions:

	2006	2005

Tangible assets	$4,128	$8,694
Liabilities assumed	(11,759)	(11,965)
Customer relationships	8,110	9,386
Non-compete agreements	40	—
Technology/tradename	5,635	2,196
Goodwill (year of acquisition)	30,202	47,827
Goodwill (subsequent to year of acquisition)	—	985

Net assets acquired	$36,356	$57,123

6.	Stock-Based Compensation:

Prior to the annual stockholders’ meeting held in May 2005, we had two stock-based employee compensation plans. At the annual stockholders’ meeting held in May 2005, our stockholders approved an amendment and restatement of our 1998 Stock Option Plan that combined the 1998 Plan with our 1999 Stock Option Plan and gave us the flexibility to grant restricted stock awards, restricted stock unit awards and performance shares, in addition to incentive and non-statutory stock options, to our directors, employees, and consultants under the combined plan. We call our new amended and restated plan our 1998 Equity Incentive Plan (the “1998 Plan”). Our current plan is described more fully in Note 11.

Prior to the adoption of SFAS 123(R), we presented deferred compensation as a separate component of shareholders’ equity. In 2006, in accordance with the provisions of SFAS(R), we reclassified the balance in deferred compensation to additional paid-in capital on our balance sheet.

Expense Information under SFAS 123(R)

On January 1, 2006, we adopted SFAS 123(R) which requires measurement and recognition of compensation expense for all stock-based payments made to employees and directors including stock options, restricted stock grants and employee stock purchases made through our Employee Stock Purchase Plan based

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

on estimated fair values. The following table summarizes stock-based compensation expense, net of tax, related to our stock-based compensations plans recognized under SFAS 123(R):

	2006 Three Months Ended				Year Ended
	March 31	June 30	September 30	December 31	December 31, 2006
	(In thousands)				(In thousands)

Costs and expenses
Direct cost of services	$214	$218	$197	$213	$842
Network and infrastructure	86	84	78	81	329
Sales and marketing	1,289	1,323	1,268	1,302	5,182
Product research and development	585	591	556	560	2,292
General and administrative	1,239	1,303	1,357	1,360	5,259

Stock-based compensation included in costs and expenses	3,413	3,519	3,456	3,516	13,904
Tax benefit	(1,200)	(1,218)	(1,221)	(1,229)	(4,868)

Stock-based compensation expense, net of tax	$2,213	$2,301	$2,235	$2,287	$9,036

The following table reflects net income and basic and diluted net income per share for 2006 compared with the pro forma information for 2005 and 2004 as if the Company had applied the fair value recognition provisions SFAS No. 123 to stock-based compensation during 2005 and 2004 (in thousands, except per share amounts):

	For the Years Ended December 31,
			Pro Forma	Pro Forma
	2006		2005	2004
			As Restated(1)	As Restated(1)

Net income, as reported for prior periods(2)	$	N/A	$56,512	$34,507
Stock-based compensation expense included in reported net income, net of tax			184	817
Stock-based compensation expense determined under the fair value based method for all awards		(13,904)	(13,170)	(27,236)
Tax benefit(3)		4,868	4,588	0

Stock-based compensation expense, net of tax(4)		(9,036)	(8,582)	(27,236)

Net income, including the effect of stock-based compensation expense(5)		$60,810	$48,114	$8,088

Basic net income per share — as reported for prior periods(1)(2)		N/A	$1.64	$1.07

Diluted net income per share — as reported for prior periods(1)(2)		N/A	$1.41	$0.94

Basic net income per share, including the effect of stock-based compensation expense(5)		$1.58	$1.39	$0.25

Diluted net income per share, including the effect of stock-based compensation expense(5)		$1.40	$1.24	$0.26

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

(2)	Net income and net income per share prior to 2006 did not include stock-based compensation expense under SFAS 123 because we were following the provisions of APB 25.

(3)	No tax benefit was recorded prior to the removal of the valuation allowance on certain deferred tax assets in the fourth quarter of 2005.

(4)	Total stock-based compensation expense prior to 2006 is calculated based on the pro forma application of SFAS 123.

(5)	Net income and net income per share prior to 2006 represents pro forma information based on SFAS 123.

Valuation Information under SFAS 123(R)

During the twelve months ending ended December 31, 2006, 2005 and 2004 we used the Black-Scholes option pricing model with the following weighted average assumptions:

	2006	2005	2004
		As Restated(1)	As Restated(1)

Risk-free interest rate	5%	4%	4%
Expected life (years)	4.08	3.14	1-4
Volatility factor	0.59	0.68	1.3
Expected dividends	—	—	—
Weighted average fair value of options granted	$19.00	$13.71	$13.00

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

As stock-based compensation expense recognized in the Consolidated Statement of Operations for the twelve months ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In our pro forma information required under SFAS 123 for the periods prior to 2006, we accounted for forfeitures as they occurred in accordance with APB 25.

At December 31, 2006, there was approximately $19.1 million of total unrecognized stock-based compensation expense, adjusted for estimated forfeitures, related to unvested share-based awards. Unrecognized stock-based compensation expense is expected to be recognized over the next 4.0 years on a weighted average basis and will be adjusted for any future changes in estimated forfeitures.

7.	Income Taxes:

The components of pretax income are as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
		As Restated(1)	As Restated(1)

United States	$65,171	$65,054	$32,961
International	24,311	6,333	2,625

Total	$89,482	$71,387	$35,586

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

The provision (benefit) for income taxes is composed of the following (in thousands):

	Year Ended December 31,
	2006	2005	2004
		As Restated(1)	As Restated(1)

Current tax expense (benefit):
United States federal	$34,362	$20,825	$—
State and local	2,160	1,484	—
International	2,915	3,825	1,079

Total current provision for income taxes	39,437	26,134	1,079
Deferred tax expense (benefit):
United States federal	(10,136)	(10,288)	—
State and local	(637)	(647)	—
International	8	(324)	—

Total deferred provision (benefit) for income taxes	(10,765)	(11,259)	—
Provision for income taxes	$28,672	$14,875	$1,079

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate of 35% to income before income taxes (in thousands):

	Year Ended December 31,
	2006	2005	2004
		As Restated(1)	As Restated(1)

Tax expense at statutory rate	$31,319	$24,986	$12,455
State taxes, net of federal benefit	1,469	1,359	1,484
International rate differential	(3,193)	(1,561)	128
Tax Credits	(1,909)	—	—
Non-deductible goodwill and earn-out compensation	—	—	183
Nondeductible expense and other	986	1,801	1,012
Change in valuation allowance	—	(11,710)	(14,183)

Total	$28,672	$14,875	$1,079

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred income taxes are as follows (in thousands):

	2006	2005
		As Restated(1)

Deferred tax assets:
Net operating loss and credit carryforwards	$30,302	$48,353
Nondeductible reserves and accruals	6,123	2,854
Depreciation and amortization	4,522	5,475
Valuation allowance	(12,960)	(17,504)

Total deferred tax assets	27,987	39,178

Deferred tax liabilities:
Depreciation	—	(788)
Other intangibles	(7,540)	(5,706)

Total deferred tax liabilities	(7,540)	(6,494)

Net deferred tax assets	$20,447	$32,684

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

As of December 31, 2006, we had net U.S. tax loss carryforwards of approximately $61.6 million and foreign tax loss carryforwards of $1.3 million. The U.S. amount consists of $30.0 million of deductions resulting from exercise of stock options and $31.6 million of acquired net operating losses. The U.S. tax loss carryforwards expire in the years 2020 through 2025.

In prior years, there was uncertainty of future realization of the deferred tax assets resulting from temporary differences and from tax loss carryforwards from operations and stock option deductions, therefore a valuation allowance equal to the deferred tax assets was recorded. At December 31, 2005, we evaluated our deferred tax assets related to tax loss carryforwards from stock option deductions and other items and concluded it was more likely than not that the deferred tax assets would be realized, and accordingly the valuation allowance was reversed. The reversal of the valuation allowance increased additional paid-in-capital by approximately $28.0 million and decreased income tax expense by approximately $7.1 million.

We also have evaluated our deferred tax assets related to acquired operating losses and we believe a full valuation allowance for these assets is required as it is not more likely than not that the deferred tax assets will be realized. This valuation allowance is due to anticipated limitations on acquired losses, including limitations under Section 382 of the Internal Revenue Code. Any future release of this valuation allowance will reduce goodwill.

In accordance with SFAF 123(R), which we adopted January 1, 2006, tax savings from expected future deductions based on the expense attributable to our stock option plans are reflected in the U.S. tax provisions for 2006 and 2005. They were not reflected in the provision for 2004.

No provision has been made for federal income taxes on approximately $25.8 million of our foreign subsidiaries undistributed earnings since we plan to indefinitely reinvest all such earnings. If these earnings were distributed to the U.S. in the form of dividends or otherwise, then we would be subject to U.S. income taxes on such earnings. The amount of U.S. income taxes would be subject to adjustment for foreign tax credits and for the impact of the step-up in the basis of assets resulting from a Section 338 election made at

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

the time of acquisition. If these earnings were to be distributed, the income tax liability would be approximately $4.9 million.

8.	Commitments and Contingencies:

Leases

We currently have 34 facility leases in addition to leasing certain computer equipment under non-cancelable operating leases. Total rent expense, including common area maintenance charges, recognized under all leases was $4.3 million, $3.0 million and $2.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. The minimum annual rents under long-term leases at December 31, 2006, were as follows (in thousands):

Year Ending December 31,	Lease Obligations

2007	$3,964
2008	2,893
2009	1,395
2010	850
2011	362
Thereafter	5,306

Total future minimum obligations	$14,770

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

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

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

We incurred interest expense of $2.5 million in 2006 and made interest payments of $2.4 million. We incurred interest expense of $2.5 million in 2005 and made interest payments of $2.6 million. We incurred interest expense of $1.5 million in 2004 and made no interest payments.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

10.	Stockholders’ Equity:

Share Repurchase Program

In April 2005, our Board of Directors authorized a new share repurchase program of up to $50.0 million of our outstanding shares of common stock. This new program superseded and replaced the $5.0 million share repurchase program adopted in 2001. Under the new program, the shares may be repurchased in the open market or in privately negotiated transactions. Repurchases are at our discretion based on ongoing assessments of the capital needs of the business, the market price of our common stock and general market conditions. No time limit was set for the completion of the repurchase program. During 2005, we repurchased a total of 483,371 shares at a weighted average price per share of $27.20. No shares were repurchased during 2006 or 2004.

11.	Employee Benefit Plans:

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

As of December 31, 2006, there were 1,540,200 shares available for future awards under our 1998 Plan. The number of shares available will be reduced by three shares for every two shares granted under the stock award plan that does not provide for full payment by the participant.

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

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

A Summary of the changes in outstanding options is as follows:

				Weighted
	Shares		Options	Average
	Available	Options	Price	Price
	for Grant	Outstanding	per Share	per Share

Balance, December 31, 2003	3,461,199	6,652,096	$ 1.69 - $31.13	$10.87
Granted	(1,603,600)	1,603,600	20.60 - 24.86	22.83
Exercised		(1,942,212)	2.59 - 31.13	10.15
Canceled/expired	596,944	(596,944)	2.59 - 31.13	15.93

Balance, December 31, 2004	2,454,543	5,716,540	$ 1.69 - $31.13	$13.94
Granted	(846,678)	846,678	23.90 - 30.69	28.15
Exercised		(1,719,114)	1.69 - 30.69	13.50
Canceled/expired	320,719	(320,719)	3.88 - 27.40	15.15

Balance, December 31, 2005	1,928,584	4,523,385	$ 2.59 - $31.13	$16.69
Granted	(395,000)	395,000	29.75 - 57.36	38.64
Restricted stock effect on shares available for grant	(134,250)	N/A	N/A	N/A
Exercised		(1,219,736)	2.59 - 45.24	17.31
Canceled/expired	140,866	(140,866)	2.59 - 30.69	22.57

Balance, December 31, 2006	1,540,200	3,557,783	$ 2.59 - $57.36	$18.68

The following table summarizes significant ranges of outstanding and exercisable options under our 1998 Plan as of December 31, 2006:

	Options Outstanding				Options Exercisable
		Weighted	Weighted	Aggregate		Weighted	Aggregate
	Number	Average	Average	Intrinsic	Number	Average	Intrinsic
Exercise Price	Outstanding	Life Remaining	Price	Value	Exercisable	Price	Value

$ 2.59 - $ 3.88	122,433	1.8 years	$2.96	$6,468,315	122,433	$2.96	$6,468,315
4.56 - 7.55	806,923	4.2 years	5.32	40,723,068	806,923	5.32	40,723,068
9.12 - 13.92	729,486	5.8 years	11.65	32,199,619	580,402	11.86	25,497,181
16.72 - 22.98	627,899	6.8 years	22.20	21,089,713	412,757	22.52	13,733,276
23.01 - 31.13	929,445	8.1 years	27.65	26,158,720	217,766	27.88	6,077,869
31.14 - 57.36	341,597	9.3 years	39.98	5,400,636	41,003	35.39	836,605

$ 2.59 - $57.36	3,557,783	6.4 years	$18.68	$132,040,071	2,181,284	$13.00	$93,336,315

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $55.79 as of December 31, 2006, which would have been received by the option holders had those option holders exercised their options as of that date. The total intrinsic value of options exercised during the twelve months ended December 31, 2006, 2005 and 2004 were $38.6 million, $41.4 million and $43.7 million, respectively, determined as of the date of exercise. The weighted average life remaining on exercisable options is 5.3 years.

Restricted stock awards are subject to forfeiture if employment terminates prior to the release of the restrictions. During the vesting period, ownership of the shares cannot be transferred. Restricted stock is considered issued and outstanding at the grant date and has the same dividend and voting rights as other

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

common stock. A summary of the changes in restricted stock under our 1998 Plan as of December 31, 2006 is as follows:

Weighted
	Restricted	Average
	Stock	Fair Value

Non-Vested Balance, December 31, 2005	—	$—
Granted	89,500	39.96
Vested	—	—
Forfeited	—	—

Non-Vested Balance, December 31, 2006	89,500	$39.96

Employee Stock Purchase Plan

We also sponsor an employee stock purchase plan under which 1,200,000 shares have been reserved for purchase by employees. The purchase price of the shares under the plan is the lesser of 85% of the fair market value on the first or last day of the offering period. Offering periods are currently every six months ending on June 30 and December 31. Employees may designate up to ten percent of their compensation for the purchase of shares under the plan. Total shares purchased by employees under the plan were 71,000, 83,000 and 51,000 in the years ended December 31, 2006, 2005 and 2004, respectively. There are 556,853 shares still reserved under the plan as of December 31, 2006.

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

Employee Benefit Plan

We have a defined contribution 401(k) retirement plan for eligible employees. Employees may contribute up to 15% of their pretax compensation to the plan, with us providing a discretionary match of up to 50% of the total employee contribution. Amounts charged to expense related to our matching contributions were $1.4 million in 2006, $1.1 million in 2005 and $0.7 million in 2004.

12.	Segment Information:

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

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

Sales to international customers accounted for 41%, 39% and 31% of revenue for 2006, 2005 and 2004, respectively. Sales are attributed to a geographic region based on the ordering location of the customer. Summarized revenue information by region for fiscal 2006, 2005 and 2004 is as follows (dollars in thousands):

	2006	2005	2004

United States	$180,905	$135,110	$106,350
Europe	87,854	59,951	35,450
Other	38,873	25,347	12,330

Total	$307,632	$220,408	$154,130

Revenue derived from sales of product from one software publisher, Symantec Corporation, accounted for approximately 30.2%, 29.7% and 27.2% of our total revenue in 2006, 2005 and 2004, respectively. In addition, revenues derived from proprietary Digital River services sold to Symantec end-users and dealer network sales of Symantec products amounted to approximately 16.6% of total Digital River revenue in 2006, 14.4% in 2005 and 10.8% in 2004.

The following table presents selected asset information by geographic area based on the physical location of the assets (in thousands):

	2006		2005
	United States	Europe	United States	Europe

Total property and equipment	$46,997	$9,384	$46,694	$5,306
Accumulated depreciation	(27,904)	(4,398)	(30,691)	(3,354)

Net property and equipment	$19,093	$4,986	$16,003	$1,952

Total intangible assets	$55,590	$15,608	$42,871	$13,981
Accumulated amortization	(36,021)	(14,071)	(28,995)	(7,803)

Net intangible assets	$19,569	$1,537	$13,876	$6,178

Total goodwill	$145,454	$120,800	$109,374	$108,380
Accumulated amortization	(22,455)	—	(22,455)	—

Net goodwill	$122,999	$120,800	$86,919	$108,380

13.	Selected Quarterly Financial Information (Unaudited)

The following tables set forth a summary of the Company’s quarterly financial information for each of the four quarters ended December 31, 2006 and 2005 (in thousands, except per share amounts):

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)

2006
Revenue	$78,014	$71,277	$75,337	$83,004
Income from operations	20,824	14,189	14,565	18,017
Net income	16,377	13,289	14,788	16,355
Net income per share — basic	$0.46	$0.34	$0.37	$0.41
Net income per share — diluted	$0.41	$0.30	$0.33	$0.36

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

	Quarter Ended
	March 31	June 30	September 30	December 31
	As Restated(1)	As Restated(1)	As Restated(1)	As Restated(1)
	(In thousands, except per share data)

2005
Revenue	$54,529	$51,143	$53,179	$61,557
Income from operations	17,661	14,489	15,460	18,810
Net income	15,905	10,178	12,313	18,116
Net income per share — basic	$0.47	$0.30	$0.35	$0.52
Net income per share — diluted	$0.39	$0.26	$0.31	$0.45

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” and Note 13, “Selected Quarterly

	Quarter Ended
	March 31			June 30
	As Previously			As Previously
2005	Reported	Adjustments	As Restated(1)	Reported	Adjustments	As Restated(1)

Statement of Operations Data:
Revenue	$54,529	$—	$54,529	$51,143	$—	$51,143
Costs and expenses
Direct cost of services	1,301	16	1,317	1,187	15	1,202
Network and infrastructure	4,479	2	4,481	4,738	1	4,739
Sales and marketing	16,376	61	16,437	15,740	23	15,763
Product research and development	4,458	39	4,497	5,127	35	5,162
General and administrative	5,615	3	5,618	5,301	2	5,303
Depreciation and amortization	2,122	—	2,122	2,375	—	2,375
Amortization of acquisition related intangibles	2,396	—	2,396	2,110	—	2,110

Total costs and expenses	36,747	121	36,868	36,578	76	36,654
Income (loss) from operations	17,782	(121)	17,661	14,565	(76)	14,489
Other income, net	1,155	—	1,155	891	—	891

Income (loss) before income tax expense	18,937	(121)	18,816	15,456	(76)	15,380
Income tax expense	4,900	(1,989)	2,911	5,230	(28)	5,202

Net income (loss)	$14,037	$1,868	$15,905	$10,226	$(48)	$10,178

Net income (loss) per share — basic	$0.41	$0.06	$0.47	$0.30	$—	$0.30

Net income (loss) per share — diluted	$0.35	$0.04	$0.39	$0.26	$—	$0.26

Shares used in per-share calculation — basic	33,932	33,932	33,932	34,176	34,176	34,176

Shares used in per-share calculation — diluted	41,454	41,454	41,454	41,154	41,154	41,154

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

	Quarter Ended
	September 30			December 31
	As Previously			As Previously
2005	Reported	Adjustments	As Restated(1)	Reported	Adjustments	As Restated(1)

Statement of Operations Data:
Revenue	$53,179	$—	$53,179	$61,557	$—	$61,557
Costs and expenses
Direct cost of services	1,050	15	1,065	1,475	4	1,479
Network and infrastructure	4,983	—	4,983	5,614	—	5,614
Sales and marketing	16,713	21	16,734	20,428	11	20,439
Product research and development	5,210	34	5,244	5,779	7	5,786
General and administrative	5,294	2	5,296	5,264	2	5,266
Depreciation and amortization	2,308	—	2,308	2,028	—	2,028
Amortization of acquisition related intangibles	2,089	—	2,089	2,135	—	2,135

Total costs and expenses	37,647	72	37,719	42,723	24	42,747
Income (loss) from operations	15,532	(72)	15,460	18,834	(24)	18,810
Other income, net	1,526	—	1,526	1,395	—	1,395

Income (loss) before income tax expense	17,058	(72)	16,986	20,229	(24)	20,205
Income tax expense	4,700	(27)	4,673	2,507	(418)	2,089

Net income (loss)	$12,358	$(45)	$12,313	$17,722	$394	$18,116

Net income (loss) per share — basic	$0.35	$—	$0.35	$0.50	$0.01	$0.52

Net income (loss) per share — diluted	$0.31	$—	$0.31	$0.44	$0.01	$0.45

Shares used in per-share calculation — basic	34,824	34,824	34,824	35,112	35,112	35,112

Shares used in per-share calculation — diluted	41,972	41,972	41,972	41,244	41,244	41,244

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

The following tables present the effects of adjustments made to our previously reported quarterly consolidated balance sheets (in thousands):

	September 30, 2005			June 30, 2005
	As Previously			As Previously
	Reported	Adjustments	As Restated(1)	Reported	Adjustments	As Restated(1)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$145,068	$—	$145,068	$142,221	$—	$142,221
Short-term investments	210,217	—	210,217	179,824	—	179,824
Accounts receivable, net of allowance	25,540	—	25,540	21,903	—	21,903
Deferred income taxes	—	—	—	—	—	—
Prepaid expenses and other	5,123	—	5,123	3,109	—	3,109

Total current assets	385,948	—	385,948	347,057	—	347,057

Property and equipment, net	18,470	—	18,470	19,314	—	19,314
Goodwill	156,515	—	156,515	156,279	—	156,279
Intangible assets, net of accumulated amortization	13,089	—	13,089	15,194	—	15,194
Deferred income taxes	—	—	—	—	—	—
Other assets	9,637	—	9,637	9,566	—	9,566

TOTAL ASSETS	$583,659	$—	$583,659	$547,410	$—	$547,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$91,983	—	$91,983	$84,879	—	$84,879
Accrued payroll	7,263	—	7,263	4,254	—	4,254
Deferred revenue	4,309	—	4,309	4,419	—	4,419
Accrued acquisition costs	5,297	—	5,297	6,588	—	6,588
Other accrued liabilities	16,903	—	16,903	16,987	—	16,987

Total current liabilities	125,755	—	125,755	117,127	—	117,127

NON-CURRENT LIABILITIES:
Convertible senior notes	195,000	—	195,000	195,000	—	195,000
Other liabilities	3,245	—	3,245	3,245	—	3,245

Total non-current liabilities	198,245	—	198,245	198,245	—	198,245

TOTAL LIABILITIES	324,000	—	324,000	315,372	—	315,372

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred Stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—	—	—	—	—
Common Stock	352	—	352	342	—	342
Additional paid-in capital	277,021	9,770	286,791	261,103	9,797	270,900
Deferred compensation	—	(72)	(72)	—	(144)	(144)
Retained earnings/(accumulated deficit)	(16,721)	(9,698)	(26,419)	(29,079)	(9,653)	(38,732)
Accumulated other comprehensive income (loss)	(993)	—	(993)	(328)	—	(328)

Total stockholders’ equity	259,659	—	259,659	232,038	—	232,038

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$583,659	$—	$583,659	$547,410	$—	$547,410

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

	March 31, 2005
	As Previously
	Reported	Adjustments	As Restated(1)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$142,786	$—	$142,786
Short-term investments	172,826	—	172,826
Accounts receivable, net of allowance	22,580	—	22,580
Deferred income taxes	—	—	—
Prepaid expenses and other	6,215	—	6,215

Total current assets	344,407	—	344,407

Property and equipment, net	18,999	—	18,999
Goodwill	154,330	—	154,330
Intangible assets, net of accumulated amortization	17,144	—	17,144
Deferred income taxes	—	—	—
Other assets	6,218	—	6,218

TOTAL ASSETS	$541,098	$—	$541,098

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$97,549	$—	$97,549
Accrued payroll	3,842	—	3,842
Deferred revenue	4,702	—	4,702
Accrued acquisition costs	3,643	—	3,643
Other accrued liabilities	18,502	—	18,502

Total current liabilities	128,238	—	128,238

NON-CURRENT LIABILITIES:
Convertible senior notes	195,000	—	195,000
Other liabilities	—	—	—

Total non-current liabilities	195,000	—	195,000

TOTAL LIABILITIES	323,238	—	323,238

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred Stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—	—
Common Stock	342	—	342
Additional paid-in capital	256,091	9,825	265,916
Deferred compensation	—	(220)	(220)
Retained earnings/(accumulated deficit)	(37,127)	(9,605)	(46,732)
Accumulated other comprehensive income (loss)	(1,446)	—	(1,446)

Total stockholders’ equity	217,860	—	217,860

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$541,098	$—	$541,098

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

14.	Subsequent Events

None.

Digital River, Inc.

Schedule II
For Years Ended December 31, 2005, 2004 and 2003
(In thousands)

		Charges to
	Balance at	Costs and		Balance at
2006	Beginning of Year	Expenses	Deductions	End of Year

Allowance for doubtful accounts	$1,023	$1,426	$(110)	$2,339
Accrued chargeback reserve	1,445	2,937	(3,548)	834

		Charges to
	Balance at	Costs and		Balance at
2005	Beginning of Year	Expenses	Deductions	End of Year

Allowance for doubtful accounts	$1,146	$468	$(591)	$1,023
Accrued chargeback reserve	2,246	3,031	(3,832)	1,445

		Charges to
	Balance at	Costs and		Balance at
2004	Beginning of Year	Expenses	Deductions	End of Year

Allowance for doubtful accounts	$319	$1,061	$(234)	$1,146
Accrued chargeback reserve	1,774	3,008	(2,536)	$2,246

			Charged /
		Charged /	(Credited) to
	Balance at	(Credited) to	Other	Balance at
Deferred income tax asset Valuation Allowance	Beginning of Year	Expenses	Accounts(1)	End of Year

2006	$17,504	$—	$(4,543)	$12,961
2005	42,973	(9,364)	(16,105)	17,504
2004	42,944	(14,468)	14,497	42,973

(1)	Amounts not charged (credited) to expenses were charged (credited) to equity or goodwill

INDEX TO EXHIBITS

Exhibit
Number		Description of Document

2	.1(1)	Stock Purchase Agreement, dated as of April 17, 2004, by and among Digital River, Inc., Blitz F03-1424 GmbH, a company organized under the laws of Germany and a wholly owned subsidiary of Digital River, and the selling shareholders of element 5 Informationstechnologien und — dienstleistungen Aktiengesellschaft, a company organized under the laws of Germany.
3	.1(4)	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.
3	.2(6)	Amended and Restated Bylaws of the Registrant, as currently in effect.
4	.1(7)	Specimen Stock Certificate.
4	.2(4)	Form of Senior Debt Indenture.
4	.3(4)	Form of Subordinated Debt Indenture.
4.4		References are hereby made to Exhibits 3.1 and 3.2.
4	.5(13)	Indenture dated as of June 1, 2004, between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the Note.
10	.1(7)	Form of Indemnity Agreement between Registrant and each of its directors and executive officers.
10	.3(7)	Consent to Assignment and Assumption of Lease dated April 22, 1998, by and between CSM Investors, Inc., IntraNet Integration Group, Inc. and Registrant.
10	.4(5)	Assignment of Lease dated April 21, 1998, by and between Intranet Integration Group, Inc. and Registrant.
10	.5(5)	Lease Agreement dated January 18, 2000, between Property Reserve, Inc. and Registrant.
10	.6(6)	First Amendment of Lease dated January 31, 2001, to that certain Lease dated April 24, 1996, between CSM Investors, Inc. and Registrant (as assignee of Intranet Integration Group, Inc.).
10	.7(8)	1998 Stock Option Plan, as amended and superseded by Exhibit 10.19.*
10	.8(9)	1999 Stock Option Plan, formerly known as the 1999 Non-Officer Stock Option Plan, as amended and superseded by Exhibit 10.19.*
10	.9(8)	2000 Employee Stock Purchase Plan, as amended and offering.*
10	.11(10)	Second Amendment of Lease dated April 22, 2002, to that certain Lease dated April 24, 1996, between CSM Investors, Inc. and Registrant (as assignee of Intranet Integration Group, Inc.) as amended.
10	.12(10)	Second Amendment of Lease dated April 28, 2003, to that certain Lease dated January 18, 2000, between Property Reserve Inc. and Registrant.
10	.15(13)	Registration Rights Agreement dated as of June 1, 2004, between Digital River, Inc. and the initial purchasers of Senior Convertible Notes due January 1, 2024.
10	.16(14)	Supplemental Agreement and Settlement Agreement, by and among Digital River, Inc., Digital River GmbH, element 5 AG, Messrs. Clemens Roth, Christopher Reimold, Gerrit Schumann, Stephan Naujoks and various other former element 5 shareholders, dated as of January 18, 2005.
10	.17(15)	Summary of Compensation Program for Non-Employee Directors.
10	.18++	Second Amended and Restated Symantec Online Store Agreement, by and among Symantec Corporation, Symantec Limited, Digital River, Inc. and Digital River Ireland Limited effective April 1, 2006 ‡.
10	.19(16)	1998 Equity Incentive Plan (formerly known as 1998 Stock Option Plan).*
10	.20(17)	Employment Agreement between Digital River, Inc. and Carter D. Hicks.*
10	.21(17)	Employment Offer Letter between Digital River, Inc. and Thomas M. Donnelly.*
10	.24(18)	Form of Amendment to Non-Qualified Stock Option Agreement.*
10	.25(19)	Inducement Equity Incentive Plan.*
12	.1++	Computation of Ratio of Earnings to Fixed Charges
21	.1++	Subsidiaries of Digital River, Inc.
23	.1++	Consent of Independent Registered Public Accounting Firm, dated March 1, 2007.

Exhibit
Number		Description of Document

24	.1++	Power of Attorney, pursuant to which amendments to this Annual Report on Form 10-K may be filed, is included on the signature pages of this Annual Report on Form 10-K.
31	.1++	Certification of Digital River, Inc.’s Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2++	Certification of Digital River, Inc.’s Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32++		Certification of Digital River, Inc.’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

++	Filed herewith

*	Management contract or compensatory plan

†	Confidential treatment has been requested for portions of this agreement, which portions have been filed separately with the SEC

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 4, 2004.

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 11, 2002.

(3)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 15, 2002.

(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 1, 2006.

(5)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 30, 2000.

(6)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001.

(7)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 333-56787), declared effective on August 11, 1998.

(8)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (File No. 333-105864) filed on June 5, 2003.

(9)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003.

(10)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed on May 15, 2003.

(11)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 13, 2003.

(12)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004.

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 13, 2004.

(14)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 20, 2005.

(15)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 16, 2006.

(16)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 31, 2005.

(17)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 5, 2005.

(18)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on August 9, 2005.

(19)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 20, 2005.