Form 10-Q
period 2007-03-31
DIGITAL RIVER INC /DE
filed 2007-05-10
CIK 1062530

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007
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
The number of shares of common stock outstanding at May 1, 2007 was 41,350,849 shares.

DIGITAL RIVER, INC.
Form 10-Q
Index

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006

Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006

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

SIGNATURES

EXHIBIT INDEX
Computation of Ratio of Earnings to Fixed Charges
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906
Certification Pursuant to Section 906

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DIGITAL RIVER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited)
	March 31,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$422,178	$390,243
Short-term investments	263,292	235,699
Accounts receivable, net of allowance of $2,467 and $2,339	42,039	52,392
Deferred income taxes	15,188	19,687
Prepaid expenses and other	4,954	6,025

Total current assets	747,651	704,046

Property and equipment, net	24,806	24,079
Goodwill	245,031	243,799
Intangible assets, net of accumulated amortization of $53,018 and $50,092	19,217	21,106
Deferred income taxes	1,276	1,276
Other assets	11,992	11,957

TOTAL ASSETS	$1,049,973	$1,006,263

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$152,111	$141,386
Accrued payroll	9,316	12,097
Deferred revenue	6,889	7,040
Accrued acquisition costs	706	5,654
Other accrued liabilities	44,411	39,982

Total current liabilities	213,433	206,159

NON-CURRENT LIABILITIES:
Convertible senior notes	195,000	195,000
Other liabilities	4,962	1,345

Total non-current liabilities	199,962	196,345

TOTAL LIABILITIES	413,395	402,504

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $.01 par value; 120,000,000 shares authorized; 41,334,013 and 40,458,093 shares issued and outstanding	413	404
Additional paid-in capital	556,712	546,758
Retained earnings	65,611	44,989
Accumulated other comprehensive income	13,842	11,608

Total stockholders’ equity	636,578	603,759

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,049,973	$1,006,263

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data; unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenue	$91,631	$78,014
Costs and expenses:
Direct cost of services	2,563	1,863
Network and infrastructure	7,495	7,443
Sales and marketing	34,189	26,939
Product research and development	8,652	7,602
General and administrative	10,113	8,250
Depreciation and amortization	2,858	2,253
Amortization of acquisition-related intangibles	2,746	2,840

Total costs and expenses	68,616	57,190

Income from operations	23,015	20,824
Other income, net	6,993	2,935

Income before income tax expense	30,008	23,759

Income tax expense	9,302	7,382

Net income	$20,706	$16,377

Net income per share — basic	$0.51	$0.46

Net income per share — diluted	$0.46	$0.41

Shares used in per-share calculation — basic	40,492	35,301

Shares used in per-share calculation — diluted	46,348	41,154

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Three Months Ended
	March 31,
	2007	2006
OPERATING ACTIVITES:
Net income	$20,706	$16,377
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of acquisition-related intangibles	2,746	2,840
Change in accounts receivable allowance, net of acquisitions	119	94
Depreciation and amortization	2,858	2,253
Stock-based compensation expense related to stock-based compensation plans	3,476	3,413
Excess tax benefits from stock-based compensation	(8,496)	(1,488)
Deferred and other income taxes	4,500	6,377
Change in operating assets and liabilities (net of acquisitions):
Accounts receivable	10,055	6,172
Prepaid and other assets	985	94
Accounts payable	9,981	5,184
Deferred revenue	(197)	344
Income tax payable	4,760	898
Other accrued liabilities	(72)	(2,026)

Net cash provided by operating activities	51,421	40,532

INVESTING ACTIVITIES:
Purchases of investments	(79,341)	(66,310)
Sales of investments	52,075	51,263
Cash paid for acquisitions, net of cash received	(4,344)	(16,470)
Purchases of equipment and capitalized software	(3,445)	(4,002)

Net cash used in investing activities	(35,055)	(35,519)

FINANCING ACTIVITIES:
Proceeds from sales of common stock	—	172,700
Exercise of stock options	5,639	6,117
Repurchase of restricted stock to satisfy tax witholding obligation	(224)	—
Excess tax benefits from stock-based compensation	8,496	1,488

Net cash provided by financing activities	13,911	180,305

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,658	707

NET INCREASE IN CASH AND CASH EQUIVALENTS	31,935	186,025
CASH AND CASH EQUIVALENTS, beginning of period	390,243	131,770

CASH AND CASH EQUIVALENTS, end of period	$422,178	$317,795

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest on Convertible Senior Notes	$1,219	$1,219

Cash paid for income taxes	$52	$155

Noncash investing and financing activities:
Common stock issued in acquisitions and earn-outs	$986	$684

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which in our opinion are necessary to fairly state our consolidated financial position, results of operations and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2007. The December 31, 2006 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States.
Summary of Significant Accounting Policies
A detailed description of our significant accounting policies can be found in our most recent Annual Report filed on Form 10-K for the fiscal year ended December 31, 2006.
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
Research and Development and Software Development
Research and development expenses consist primarily of development personnel and non-employee contractor costs related to the development of new products and services, enhancement of existing products and services, quality assurance, and testing. Costs to develop software for internal use are required to be capitalized and amortized over the estimated useful life of the software in accordance with AICPA Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” During the three months ended March 31, 2007 and 2006, we did not capitalize any software development costs.
Stock-Based Compensation Expense
On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment,”
(“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payments made to employees and directors including stock options, restricted stock grants and employee stock purchases made through our Employee Stock Purchase Plan based on estimated fair values
We have adopted SFAS 123(R) using the modified prospective transition method under which prior periods are not revised. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based awards that are ultimately expected to vest during the period. Stock-based compensation expense recognized in our Condensed Consolidated Statement of Operations for the first quarter of 2007 includes compensation expense for share-based awards granted prior to, but not yet vested, as of December 31, 2005 as well as compensation expense for the share-based payment awards granted subsequent to December 31, 2005. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of restricted stock is determined based on the number of shares granted and the closing price of our common stock on the date of grant. Compensation expense for all share-based payment awards is recognized using the straight-line amortization method over the vesting period. As stock-based compensation expense recognized in our Condensed Consolidated Statement of Operations for the first quarter of 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Recent Accounting Pronouncements
In September 2006, the FASB issued statement No. 157, “Fair Value Measurements”, (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. We have not yet determined the impact of this Statement on our financial condition and results of operations.
In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). To reduce diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. On January 1, 2007, we adopted the provisions of SAB 108 and there was no material impact on our results from operations or financial position.
In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. On January 1, 2007, we adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”). As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits.
See Note 5 in the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further information regarding income taxes.
1A. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS
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
In particular, as a result of the internal investigation, the Special Committee concluded, and the Audit Committee and Board of Directors agree, that we used incorrect measurement dates for financial accounting purposes for certain stock option grants in prior periods. Therefore, we have recorded additional non-cash stock-based compensation expense and related tax effect with regard to certain past stock option grants, and we restated previously filed financial statements in our Form 10-K for the year ended December 31, 2006. These adjustments, after tax, amounted to $9.4 million, spread over the nine year period from 1998 through 2006.
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

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2007	2006
Earnings per share — basic
Net income — basic	$20,706	$16,377
Weighted average shares outstanding — basic	40,492	35,301

Earnings per share — basic	$0.51	$0.46

Earnings per share — diluted
Net income — basic	$20,706	$16,377
Exclude: Interest expense and amortized financing cost of convertible senior notes, net of tax benefit	435	435

Net income — diluted	$21,141	$16,812

Weighted average shares outstanding — basic	40,492	35,301
Dilutive impact of non-vested stock and options outstanding	1,431	1,428
Dilutive impact of convertible senior notes	4,425	4,425

Weighted average shares outstanding — diluted	46,348	41,154

Net income per share — diluted	$0.46	$0.41

In accordance with the Emerging Issues Task Force (EITF), Issue No. 04-8, the unissued shares underlying contingent convertible notes are treated as if such shares were issued and outstanding for the purposes of calculating GAAP diluted earnings per share beginning with the issuance of our 1.25% convertible senior notes on June 1, 2004.
3. BUSINESS COMBINATIONS, GOODWILL AND INTANGIBLE ASSETS
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
In January 2006, we acquired all of the capital stock of Direct Response Technologies, Inc. (Direct Response), a privately held company based in Pittsburgh, Pennsylvania, for approximately $15.0 million in cash. Direct Response, a provider of tools for managing affiliate networks, is now named DR Marketing Solutions, Inc. The agreement also provides Direct Response shareholders with an earn-out opportunity based on DR Marketing Solutions, Inc. achieving certain revenue and earnings targets during the first three years subsequent to the acquisition. In 2006, we accrued $3.5 million for future earn-out payments. Earn-outs were recorded as goodwill in 2006 as they were considered incremental to the purchase price. In addition to the $3.5 million future earn-out accrued in 2006, a second earn-out of $3.5 million will be accrued in the second quarter of 2007. This earn-out will be recorded as goodwill in 2007 as it is considered incremental to the purchase price.
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

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In March 2005, we acquired certain assets and assumed certain liabilities, vendor contracts and intellectual property of SWReg, an operating business of Atlantic Coast plc, a private limited UK company, for $8.8 million in cash. SWReg is a provider of e-commerce for services for software authors. The agreement also provided an opportunity for earn-out based on achieving specific revenue and development goals over the first 12 months following the closing of the acquisition. Earn-outs totaling $0.5 million have been recorded as goodwill as of March 31, 2007 as they were considered incremental to the purchase price.
As of March 31, 2007, there was an estimated maximum potential for future earn-outs of approximately $4.7 million in excess of the $0.1 million in earn-outs included in accrued acquisition costs. Any of the estimated maximum potential future earn-out beyond the $0.1 million accrual will result in additional goodwill.
Pro Forma Operating Results (Unaudited)
The consolidated financial statements include the operating results of each business from the date of acquisition. The following unaudited pro forma condensed results of operations for the three months ended March 31, 2007 and 2006 have been prepared as if each of the acquisitions in 2006 had occurred on January 1, 2006 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2007	2006
Revenue	$91,631	$80,166
Income from operations	23,015	20,635
Net income	20,706	15,955

Basic net income per share	$0.51	$0.45
Diluted net income per share	$0.46	$0.40
This pro forma financial information does not purport to represent results that would actually have been obtained if the transactions had been completed on January 1, 2006 or any future results that may be realized.
Goodwill and Other Intangible Assets
We account for our goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 precludes the amortization of goodwill and intangible assets with indefinite lives, but these assets are reviewed annually (or more frequently if impairment indicators arise) for impairment.
We complete our annual impairment test using a two-step approach based in the fourth quarter of each fiscal year, and reassess any intangible assets, including goodwill, recorded in connection with earlier acquisitions. There was no impairment of goodwill or other intangible assets in the three months ended March 31, 2007 and 2006.

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Information regarding our other intangible assets is as follows (in thousands):

	As of March 31, 2007
	Carrying Amount	Accumulated	Carrying Amount
	Gross	Amortization	Net
Customer relationships	$43,168	$30,379	$12,789
Non-compete agreements	5,261	5,167	94
Technology/tradename	23,806	17,472	6,334

Total	$72,235	$53,018	$19,217

	As of December 31, 2006
	Carrying Amount	Accumulated	Carrying Amount
	Gross	Amortization	Net
Customer relationships	$43,072	$28,890	$14,182
Non-compete agreements	5,251	5,017	234
Technology/tradename	22,875	16,185	6,690

Total	$71,198	$50,092	$21,106

Amortization expense for the three months ended March 31, 2007 and 2006 was $2.7 million and $2.8 million, respectively. Estimated amortization expense for the remaining life of the intangible assets, based on intangible assets as of March 31, 2007, is as follows (in thousands):

Year
2007	$4,195
2008	4,478
2009	3,568
2010	1,860
2011	1,286
2012	1,236
Thereafter	2,594

Total	$19,217

4. STOCK-BASED COMPENSATION PLANS
Option and Restricted Stock Awards
Under our 1998 Equity Incentive Plan, as amended and restated (the “1998 Plan”), we have the flexibility to grant incentive and nonstatutory stock options, restricted stock awards, restricted stock unit awards and performance shares to our directors, employees, and consultants.
As of March 31, 2007, there were 851,594 shares available for future awards under our 1998 Plan. The number of shares available has been reduced by three shares for every two shares granted under the stock award plan that does not provide for full payment by the participant.
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

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of the changes in outstanding options under the 1998 Plan is as follows:

				Weighted
	Shares		Options	Average
	Available	Options	Price	Price
	for Grant	Outstanding	Per Share	Per Share
Balance, December 31, 2005	1,928,584	4,523,385	$2.59-$31.13	$16.69
Granted	(395,000)	395,000	29.75- 57.36	38.64
Restricted stock effect on shares available for grant	(134,250)	N/A	N/A	N/A
Exercised		(1,219,736)	2.59- 45.24	17.31
Canceled/expired	140,866	(140,866)	2.59- 30.69	22.57

Balance, December 31, 2006	1,540,200	3,557,783	$2.59-$57.36	$18.68
Granted	(485,920)	485,920	55.39- 56.61	55.40
Restricted stock effect on shares available for grant	(232,238)	N/A	N/A	N/A
Exercised		(745,487)	2.59- 45.24	7.57
Canceled/expired	29,552	(29,552)	4.56- 55.39	32.39

Balance, March 31, 2007	851,594	3,268,664	$2.59-$57.36	$26.55

The total pretax intrinsic value of options exercised during the three months ended March 31, 2007 was $34.0 million.
The following table summarizes significant ranges of outstanding and exercisable options under our 1998 Plan as of March 31, 2007:

	Options Outstanding				Options Exercisable
		Weighted	Weighted	Aggregate		Weighted	Aggregate
	Number	Average	Average	Intrinsic	Number	Average	Intrinsic
Exercise Price	Outstanding	Life Remaining	Price	Value	Exercisable	Price	Value
$2.59- $ 3.88	20,162	3.8 years	$2.74	$1,058,627	20,162	$2.74	$1,058,627
4.56- 7.55	296,603	4.1 years	5.48	14,761,113	296,603	5.48	14,761,113
9.12- 13.92	688,967	5.6 years	11.68	30,017,588	584,519	11.82	25,385,319
16.72- 22.98	579,942	6.6 years	22.30	19,111,064	454,077	22.63	14,813,109
23.01- 30.69	862,833	7.7 years	27.73	23,747,542	256,150	27.99	6,983,728
33.58- 57.36	820,157	9.4 years	49.00	5,125,838	56,034	35.30	1,117,664

$2.59- $57.36	3,268,664	7.1 years	$26.55	$93,821,772	1,667,545	$16.80	$64,119,560

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $55.25 as of March 31, 2007, which would have been received by the option holders had those option holders exercised their options as of that date.

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of the changes in restricted stock under our 1998 Plan as of March 31, 2007 is as follows:

		Weighted
	Restricted	Average
	Stock	Intrinsic Value
Non-Vested Balance, December 31, 2005	—	$—
Granted	89,500	39.96
Vested	—	—
Forfeited	—	—

Non-Vested Balance, December 31, 2006	89,500	$39.96

Granted	154,825	55.39
Vested	(14,252)	35.11
Forfeited	(1,512)	55.39

Non-Vested Balance, March 31, 2007	228,561	$50.61

Employee Stock Purchase Plan
We also sponsor an employee stock purchase plan (“ESPP”) under which 1,200,000 shares have been reserved for purchase by employees. The purchase price of the shares under the ESPP is the lesser of 85% of the fair market value on the first or last day of the offering period. Offering periods are currently every six months ending on June 30 and December 31. Employees may designate up to ten percent of their compensation for the purchase of shares under the plan. Total shares purchased by employees under the ESPP were 71,183 shares and 82,471 shares in the years ended December 31, 2006 and 2005, respectively. There were 556,853 shares still reserved under the ESPP as of March 31, 2007.
Inducement Equity Incentive Plan
Effective on December 14, 2005, in connection with our acquisition of Commerce5, Inc. (now DR globalTech, Inc.), we adopted an Inducement Equity Incentive Plan (the “Inducement Plan”) initially for Commerce5, Inc. executives who joined Digital River as a result of the acquisition, or other personnel who join us after the date of the Inducement Plan adoption. A total of 87,500 restricted shares of Digital River stock may be issued under the Inducement Plan, subject to vesting. In December 2005, we issued 63,750 shares under the Inducement Plan. In January 2006, we issued the remaining 23,750 shares. In accordance with the NASDAQ rules, no stockholder approval was required for the Inducement Plan.
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

	Three Months Ended
	March 31,
	2007	2006
Costs and expenses
Direct cost of services	$195	$214
Network and infrastructure	72	86
Sales and marketing	1,268	1,289
Product research and development	552	585
General and administrative	1,389	1,239

Stock-based compensation included in costs and expenses	3,476	3,413
Tax benefit	(1,047)	(1,200)

Stock-based compensation expense, net of tax	$2,429	$2,213

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Valuation Information under SFAS 123(R)
The weighted-average fair value of stock options granted during the three months ended March 31, 2007 and 2006 were $23.07 and $15.41 per share, respectively, using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended
	March 31,
	2007	2006
Risk-free interest rate	4.5%	4.6%
Expected life (years)	3.5	3.1
Volatility factor	0.51	0.61
Expected dividends	—	—
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
As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.
At March 31, 2007, there was approximately $30.4 million of total unrecognized stock-based compensation expense, adjusted for estimated forfeitures, related to unvested share-based awards. Unrecognized stock-based compensation expense is expected to be recognized over the next 3.9 years on a weighted average basis and will be adjusted for any future changes in estimated forfeitures.
5. INCOME TAXES
For the three months ended March 31, 2007 and 2006, our tax expense was $9.3 million and $7.4 million, respectively. For the three months ended March 31, 2007, our tax expense consisted of approximately $7.1 million of U.S. tax expense and $2.2 million of foreign tax expense.
During the three months ended March 31, 2007, we recorded tax expense at a rate that reflected the estimated impact of current year changes in foreign operations. We have established locations in Shannon, Ireland and Luxembourg. We transferred existing non-U.S. operations to these locations and expanded these operations in order to more effectively manage current international activity and facilitate further international growth. We commenced business operations in these locations on April 1, 2006. These operating changes generally reduce our effective tax rate compared to prior years.
On January 1, 2007, we adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”). As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, we had $3.3 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At March 31, 2007, we had $3.6 million of unrecognized tax benefits. We do not believe that any of these unrecognized tax benefits will significantly change within twelve months of the reporting date.
We recognize interest and penalties related to uncertain tax positions in income tax expense. As of January 1, 2007, we had approximately $50,000 of accrued interest related to uncertain tax positions.
The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which we are subject.

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
We made interest payments of $1.2 million and $1.2 million in the first quarter of 2007 and 2006, respectively. Interest expense on the Notes was $0.6 million for each of the three months ended March 31, 2007 and March 31, 2006.
7. LITIGATION
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
Critical Accounting Policies
On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment,”
(“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-

based payments made to employees and directors including stock options, restricted stock grants and employee stock purchases made through our Employee Stock Purchase Plan based on estimated fair values
We have adopted SFAS 123(R) using the modified prospective transition method under which prior periods are not revised. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based awards that are ultimately expected to vest during the period. Stock-based compensation expense recognized in our Condensed Consolidated Statement of Operations for the first quarter of 2007 includes compensation expense for share-based awards granted prior to, but not yet vested, as of December 31, 2005 as well as compensation expense for the share-based payment awards granted subsequent to December 31, 2005. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of restricted stock is determined based on the number of shares granted and the closing price of our common stock on the date of grant. Compensation expense for all share-based payment awards is recognized using the straight-line amortization method over the vesting period. As stock-based compensation expense recognized in our Condensed Consolidated Statement of Operations for the first quarter of 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
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

	Three Months Ended
	March 31,
	2007	2006
Revenue	100.0%	100.0%

Cost of Revenue (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	2.8	2.4
Network and infrastructure	8.2	9.6
Sales and marketing	37.3	34.5
Product research and development	9.4	9.7
General and administrative	11.0	10.6
Depreciation and amortization	3.1	2.9
Amortization of acquisition-related costs	3.1	3.6

Total costs and expenses	74.9	73.3

Income from operations	25.1	26.7
Other income/(expense), net	7.6	3.8

Income before income tax expense	32.7	30.5
Income tax expense	10.1	9.5

Net income	22.6%	21.0%

We acquired Direct Response Technologies, Inc. (now DR Marketing Solutions, Inc.) in January 2006 and MindVision, Inc. in June 2006. The results of these acquisitions must be factored into any comparison of our 2007 results to the results for 2006. See Note 3 of our Consolidated Financial Statements in this Form 10-Q for pro forma financial information as if these entities had been acquired on January 1, 2006.
REVENUE. Our revenue increased to $91.6 million for the three months ended March 31, 2007 from $78.0 million for the same period in the prior year, an increase of $13.6 million, or 17.5%. The increase was primarily attributable to higher online sales activity across our client base, growth in the number of software publishers and online retailer clients we served, increased sales from international sites, expanded strategic marketing activities with a larger number of clients, and acquisitions. Sales of security software products for PCs represent the largest contributor to our revenues.
International sales were approximately 43% and 40% of total sales in the three month period ended March 31, 2007 and 2006, respectively. The increase was primarily due to expansion of our international operations and strategic marketing services, and from making additional payment options available to global online shoppers.
DIRECT COST OF SERVICES. Our direct cost of services line item primarily includes the personnel costs and costs related to product fulfillment, physical on demand, our proprietary back-up CD production and client-specific dedicated costs. Direct cost of service expense was $2.6 million for the three months ended March 31, 2007, up from $1.9 million for the same period in the prior year. The increase resulted primarily from personnel added to serve new clients and to handle increased transaction volumes. We currently believe that direct cost of services will increase in absolute dollars in 2007 compared to 2006 as we continue to expand our worldwide fulfillment capacity in order to meet anticipated shipment volumes from sales.
NETWORK AND INFRASTRUCTURE. Our network and infrastructure expense line item primarily includes the personnel costs and related expenses to operate and maintain our technology platforms, customer service, data communication and data center operations. Network and infrastructure expense was $7.5 million and $7.4 million for the three months ended March 31, 2007 and 2006, respectively. Increased expenses to support our revenue growth were offset by reductions from Symantec Corporation bringing certain customer service activities in-house. We currently believe that network and infrastructure expenses will be approximately the same in 2007 compared to 2006.
SALES AND MARKETING. Our sales and marketing expense line item primarily includes personnel costs and related expenses, advertising, promotional and product marketing expenses, credit card transaction and other payment processing fees, credit card chargebacks and bad debt expense. Sales and marketing expense increased to $34.2 million for the three months ended March 31, 2007 from $26.9 million for the same period in the prior year, an increase of $7.3 million, or 26.9%. As a percentage of revenue, sales and marketing expense was 37.3% in the three months ended March 31, 2007, compared to 34.5% for the same periods in the prior year. The increases primarily resulted from additional personnel and related expenses to support our new clients and expanded relationships with existing clients, our strategic marketing services programs including paid search advertising, and new international payment methods. We currently believe that sales and marketing expenses will increase in absolute dollars in 2007 compared to 2006, as we continue to expand our presence in global markets and offer increased levels of strategic marketing services to new and existing clients.
PRODUCT RESEARCH AND DEVELOPMENT. Our product research and development expense line item includes the costs of personnel and related expenses associated with developing and enhancing our technology platforms and related systems. Product research and development expense increased to $8.7 million for the three months ended March 31, 2007 from $7.6 million for the same period in the prior year, an increase of $1.1 million, or 13.8%. The increases were primarily driven by increases in personnel-related expenses to support our growth initiatives, and costs from recent acquisitions. During the first three months of 2007, we continued to advance our remote-control technology, as well as the international and e-marketing capabilities. We did not capitalize any material costs related to software development during the three months ended March 31, 2007 and 2006. As a percentage of revenue, product research and development expense was 9.4% in the three months ended March 31, 2007, compared to 9.7% for the same period in the prior year. We currently believe that product research and development expenses will increase in absolute dollars in 2007 compared to 2006, as a result of continued investments in product development required to remain competitive and costs from acquisitions completed in 2006.
GENERAL AND ADMINISTRATIVE. Our general and administrative expense line item primarily includes the costs of executive, accounting, and administrative personnel and related expenses, insurance expense, and professional fees for legal, tax and audit services. General and administrative expenses increased to $10.1 million for the three months ended March 31, 2007 from $8.3 million for the same period in the prior year, an increase of $1.9 million, or 22.6%. The increase resulted primarily from litigation and other costs associated with the ongoing review of historical stock option practices, and from the addition of personnel and facilities to support our global expansion, such as our offices in Ireland and Luxembourg. As a percentage of revenue, general and administrative expense was 11.0% for the three months ended March 31, 2007, compared to 10.6% for the same period in the prior year. We currently believe that general and administrative expenses will increase in absolute dollars in 2007 compared to 2006, as we continue to invest in our infrastructure to support our continued organic growth, and as we incur expenses related to the review of historical stock option practices.

DEPRECIATION AND AMORTIZATION. Our depreciation and amortization expense line item includes the depreciation of computer equipment and office furniture and the amortization of purchased and internally developed software, leasehold improvements made to our leased facilities, and debt financing costs. Computer equipment, software and furniture are depreciated under the straight-line method using three to seven year lives, and leasehold improvements are amortized over the shorter of the life of the asset or the remaining length of the lease. Depreciation and amortization expense was $2.9 million for the three months ended March 31, 2007 compared to $2.3 million for the same period in the prior year. The increase was primarily due to depreciation and amortization on new data center equipment, software and facilities. We currently believe that depreciation and amortization expense will increase in absolute dollars in 2007 compared to 2006 as we continue to invest in infrastructure to support our global growth.
AMORTIZATION OF ACQUISITION-RELATED INTANGIBLES. Our amortization of acquisition-related intangibles line item consists of amortization of intangible assets recorded from eight of our acquisitions during the past four years. Amortization of acquisition-related intangible assets was $2.7 million for the three months ended March 31, 2007 compared to $2.8 million for the same period in the prior year. The decrease was due to lower expense from intangible assets that have become fully amortized partially offset by additional amortization from recent acquisitions. We have purchased, and expect to continue purchasing, assets or businesses, which may include the purchase of intangible assets.
OTHER INCOME, NET. Our other income, net line item is the total of interest income on our cash, cash equivalents and short-term investments, interest expense on our debt and foreign currency transaction gains and losses. Interest income was $7.9 million for the three months ended March 31, 2007 compared to $3.4 million for the same period in the prior year. The increase in interest income was primarily due to higher average cash and short-term investment balances resulting from cash provided by operating activities and net proceeds of $172.7 million from sales of common stock at the end of March 2006, and higher short-term interest rates. Interest expense was unchanged at $0.6 million for the three months ended March 31, 2007 and 2006. Foreign currency remeasurement was a loss of $0.3 million for the three months ended March 31, 2007 compared to a gain of $0.1 million for the same period in the prior year. Gains and losses from the sale of investments were immaterial for the three months ended March 31, 2007 and 2006.
INCOME TAXES. For the three months ended March 31, 2007 and 2006, our tax expense was $9.3 million and $7.4 million, respectively. For the three months ended March 31, 2007, our tax expense consisted of approximately $7.1 million of U.S. tax expense and $2.2 million of foreign tax expense.
During the three months ended March 31, 2007, we recorded tax expense at a rate that reflected the estimated impact of current year changes in foreign operations. In 2006, we established new locations in Shannon, Ireland and Luxembourg. We transferred existing non-U.S. operations to these locations and expanded these operations in order to more effectively manage current international activity and facilitate further international growth. We commenced business operations in these locations on April 1, 2006. These operating changes generally reduce our effective tax rate compared to prior years.
On January 1, 2007, we adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”). As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, we had $3.3 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At March 31, 2007, we had $3.6 million of unrecognized tax benefits. We do not believe that any of these unrecognized tax benefits will significantly change within twelve months of the reporting date.
We recognize interest and penalties related to uncertain tax positions in income tax expense. As of January 1, 2007, we had approximately $50,000 of accrued interest related to uncertain tax positions.
The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which we are subject.
Off Balance Sheet Arrangements
None

Liquidity and Capital Resources
As of March 31, 2007, we had $422.2 million of cash and cash equivalents, $263.3 million of short-term investments and working capital of approximately $534.2 million. Significant components of our working capital are cash and cash equivalents, short term investments and short term receivables net of client and merchant payables. Our primary source of internal liquidity is our operating activities. Net cash provided by operating activities for the three months ended March 31, 2007 and 2006 was $51.4 million and $40.5 million, respectively. Net cash provided by operations during the first quarter of 2007 and 2006 was primarily the result of net income adjusted for non-cash expenses, and balance sheet changes such as decreases in accounts receivable and increases in accounts payable.
Net cash used in investing activities for the three months ended March 31, 2007 was $35.1 million and was the result of net purchases of investments of $27.3 million, cash paid for acquisitions net of cash received of $4.3 million, and purchases of capital equipment of $3.4 million. Net cash used in investing activities for the three months ended March 31, 2006 was $35.5 million and was the result of net purchases of investments of $15.0 million, cash paid for acquisitions net of cash received of $16.5 million, and purchases of capital equipment of $4.0 million. In January 2006, we acquired Direct Response Technologies, Inc. (now DR Marketing Solutions, Inc.) for approximately $15.0 million in cash.
Net cash provided by financing activities during the three months ended March 31, 2007 was $13.9 million. Proceeds of $5.6 million were provided by the sale of stock through the exercise of stock options and the employee stock purchase plan, and proceeds of $8.5 million were provided by the excess tax benefit from stock-based compensation. Net cash provided by financing activities during the three months ended March 31, 2006 was $180.3 million. In March 2006, we sold 4.0 million shares of our common stock. The offering provided net proceeds of $172.7 million, and was made pursuant to a shelf registration statement previously filed with the Securities and Exchange Commission. In addition, proceeds of $6.1 million were provided by the sale of stock through the exercise of stock options and purchases through the employee stock purchase plan.
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
The following table summarizes our principal contractual commitments as of March 31, 2007:

	Payment due by period (in thousands)
	Total Amount	Apr-Dec			2012 and
Contractual Obligations	Committed	2007	2008-2009	2010-2011	Thereafter

Operating Lease Obligations	$14,773	$3,241	$4,711	$1,360	$5,461
Convertible Senior Notes	$236,438	$1,219	$4,875	$4,875	$225,469
Total	$251,211	$4,460	$9,586	$6,235	$230,930
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
With respect to our 1.25% convertible senior notes due January 1, 2024 (the “Notes”), we are required to pay interest on the Notes on January 1 and July 1 of each year so long as the Notes are outstanding. On January 2, 2007 we paid $1.2 million in interest for the period July 1 through December 31, 2006. The Notes bear interest at a rate of 1.25% and, if specified conditions are met, are convertible into our common stock at a conversion price of $44.063 per share. The Notes may be surrendered for conversion under certain circumstances, including the satisfaction of a market price condition, such that the price of our common stock reaches a specified threshold; the satisfaction of a trading price condition, such that the trading price of the Notes falls below a specified level; the redemption of the Notes by us, the occurrence of specified corporate transactions, as defined in the related indenture; and the occurrence of a fundamental change, as defined in the related indenture. The initial conversion price is equivalent to a conversion rate of approximately 22.6948 shares per $1,000 of principal amount of the Notes. We will adjust the conversion price if certain events occur, as specified in the related indenture, such as the issuance of our common stock as a dividend or distribution or the occurrence of a stock subdivision or combination. In addition, contingent interest is required to be paid to holders if certain conditions are met. If a fundamental change, such as a change in our control, as defined in the related indenture, occurs on or before January 1, 2009, we may also be required to purchase the Notes for cash and pay an additional make whole premium payable in our common stock upon the repurchase or conversion of the Notes in connection with the fundamental change. Holders of the Notes have the right to require us to repurchase their Notes prior to maturity on January 1, 2009, 2014 and 2019. We have the right to redeem the Notes, under certain circumstances, on or after July 1, 2007 and prior to January 1, 2009, and we may redeem the Notes at any time on or after January 1, 2009.
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

Item 3. Qualitative and Quantitative Disclosure About Market Risk
Interest Rate Risk
Our portfolio of cash equivalents and short-term investments is maintained in a variety of securities, including government agency obligations and money market funds. Investments are classified as available-for-sale securities and carried at their market value with cumulative unrealized gains or losses recorded as a component of “accumulated other comprehensive income” within stockholders’ equity. At March 31, 2007, all securities held had maturities or reset dates of less than three years. A sharp rise in interest rates could have an adverse impact on the market value of certain securities in our portfolio. We do not currently hedge our interest rate exposure and do not enter into financial instruments for trading or speculative purposes or utilize derivative financial instruments
At March 31, 2007, we had long-term debt of $195.0 million associated with our Notes. The market value of our long-term debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.
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
Translation Exposure
Foreign exchange rate fluctuations may adversely impact our consolidated financial position as well as our consolidated results of operations. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. These gains or losses are recognized as an adjustment to stockholders’ equity through accumulated other comprehensive income net of tax benefit or expense.

Item 4. Controls and Procedures
Special Committee Review into Stock Option Grant Practices and Restatement
As discussed in the Note 1A, “Restatement of Consolidated Financial Statements,” to the Consolidated Financial Statements, a Board-appointed Special Committee recently completed an investigation into our historic stock option granting practices. Based on the report of the Special Committee and on management’s preliminary conclusions and recommendations, the Board concluded that incorrect measurement dates were used for financial accounting purposes for certain stock options granted between August 1998 and December 31, 2002. Details of the results of the investigation into our historic stock option granting practices are discussed in Note 1A, “Restatement of Consolidated Financial Statements” of the Notes to the Consolidated Condensed Financial Statements presented in Item 1 of this Form 10-Q.
In February 2007, we disclosed that the non-cash charges required to correct the discrepancy would be material, and that we expected to restate our financial statements for fiscal years 2002 through 2005. Accordingly, the Board concluded the financial statements, related notes and selected financial data and all financial press releases and similar communications issued by us as well as the related reports of the Company’s independent registered public accounting firm affected by the restatements, should no longer be relied upon.
(a)	Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934) were effective in providing reasonable assurance that material information required to be disclosed by us in this Form 10-Q was recorded, processed, summarized and reported in a timely manner.

(b)	During the quarter ended March 31, 2007, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
DDR Holdings, LLC has brought a claim against us and several other defendants regarding US Patents No. 6,629,135 and 6,993,572, which are owned by DDR Holdings. These patents claim e-commerce outsourcing systems and methods relating to the provision of outsourced e-commerce support pages having a common look and feel with a host’s website. The case was filed in the U.S. District Court for the Eastern District of Texas on January 31, 2006. The complaint seeks injunctive relief, declaratory relief, damages and attorneys’ fees. We have denied infringement of any valid claim of the patents-in-suit, and have asserted counter-claims which seek a judicial declaration that the patents are invalid and not infringed. In September 2006, DDR Holdings filed an application for reexamination of its patents based upon the prior art produced by us and the other defendants in the case. As part of that application, DDR Holdings asserted that this prior art raised a substantial question as to the patentability of the inventions claimed in the patents. In December 2006, the Court stayed the litigation pending a decision on the reexamination application. In February 2007, the US Patent and Trademark Office ordered reexamination of DDR’s patents. We intend to vigorously defend ourselves in this matter.
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
Item 1A. Risk Factors
The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we currently deem immaterial also may impair our business operations. Our business financial condition or results of operations could be materially adversely affected by any of these risks and the value of our common stock could decline due to any of these risks. This quarterly report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this report.
A loss of any client that accounts for a large portion of our revenue would cause our revenue to decline.
Sales of products for one software publisher client, Symantec Corporation, accounted for approximately 28.2% of our revenue during the first quarter of 2007. In addition, revenues derived from proprietary Digital River services sold to Symantec end-users and sales of Symantec products through our oneNetwork retail and affiliate channel together accounted for approximately 16.0% of total Digital River revenue. In addition, a limited number of other software and physical goods clients contribute a large portion of our annual revenue. Contracts with our clients are generally one or two years in length. If any one of these key contracts is not renewed or otherwise terminates, or if revenues from these clients decline for any other reason (such as competitive developments), our revenue would decline and our ability to sustain profitability would be impaired. If our contract with Symantec is not renewed or otherwise terminated, or if revenues from Symantec and Symantec-related services decline for any other reason, our revenue and our ability to sustain profitability could be materially adversely impaired. It is important to our ongoing success that we maintain our key client relationships and, at the same time, develop new client relationships.
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
We sell products and services to end-users outside the United States and we intend to continue expanding our international presence. In the first quarter of 2007, our sales to international consumers represented approximately 43% of our total sales. Expansion into international markets, particularly the European and Asia-Pacific regions, requires significant resources that we may fail to recover by generating additional revenue. Conducting business outside of the United States is subject to risks, including:
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
Our quarterly and annual operating results are subject to fluctuations in demand for the products or services offered by us or our clients, such as anti-virus software and anti-spyware software. In particular, sales of anti-virus software represented a significant portion of our revenues in recent years and in the first quarter of 2007, and continue to be very important to our business. Demand for anti-virus software is subject to the unpredictable introduction of significant computer viruses. In 2006, Microsoft Corporation introduced products to protect businesses and consumers from computer viruses and other security risks. To the extent that Microsoft or others successfully introduce products or services not sold through our platform that are competitive with products and services sold by current Digital River clients (including anti-virus products and services), our revenues could be materially adversely affected.
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
On February 6, 2007, we announced that an internal review had discovered irregularities related to the issuance of certain stock option grants primarily made between 1998 and 2002. As described in Note 1A, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements in this Form 10-Q, as a result of the internal review, the Special Committee concluded, and the Audit Committee and Board of Directors agree, that we used incorrect measurement dates for financial accounting purposes for certain stock option grants in prior periods. Therefore, we have recorded additional non-cash stock-based compensation expense and related tax effect with regard to certain past stock option grants, and we have restated previously filed financial statements in our Form 10-K for the year ended December 31, 2006. The full year adjustment to 2006 was recorded in the fourth quarter of 2006 due to its insignificance.
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
Sales outside the United States accounted for approximately 43% of our total sales in the first quarter of 2007. The results of operations of, and certain of our intercompany balances associated with, our internationally focused websites are exposed to foreign exchange rate fluctuations. Upon translation, net sales and other operating results from our international operations may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. If the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions will result in increased net revenues and operating expenses. Similarly, our net revenues and operating expenses will decrease if the U.S. dollar strengthens against foreign currencies. As we have expanded our international operations, our exposure to exchange rate fluctuations has become more pronounced. We may enter into short-term currency forward contracts to offset the foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. The use of such hedging activities may not offset more than a portion of the adverse financial impact resulting from unfavorable movements in foreign exchange rates. See Item 7A of Part II in our Annual Report on Form 10-K for the year ended December 31, 2006, which was filed on March 1, 2007, for information demonstrating the effect on our consolidated statements of operations from changes in exchange rates versus the U.S. dollar.
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
In January 2002, we adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets’’ (SFAS No. 142). The statement generally establishes that goodwill and intangible assets with indefinite lives are not amortized, but are to be tested on an annual basis for impairment and, if impaired, are recorded as an impairment charge in income from operations. As of March 31, 2007, we had goodwill with an indefinite life of $245.0 million from our acquisitions. If our goodwill is determined for any reason to be impaired, the subsequent accounting of the impaired portion as an expense would lower our earnings and jeopardize our ability to demonstrate sustained profitability. On January 1, 2006, we adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all stock-based compensation based on estimated fair values. Our operating results for the first quarter of 2007 contain, and our operating results for future periods will contain, a charge for stock-based compensation related to stock options, restricted stock grants and employee stock purchases. As a result of our adoption of SFAS 123(R), our earnings for the first quarter of 2007 were lower than they would have been had we not been required to adopt SFAS 123(R). This will continue to be the case for future periods.
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
During the three months ended March 31, 2007, no shares were repurchased under the 2005 repurchase program. Approximately $36.6 million remains available for repurchases of our common stock.

			Total number of	Approximate dollar value
	Total number	Average	shares purchased as	of shares that may yet be
	of shares	price paid per	part of publicly	purchased under the plan
Period	purchased	share	announced plan	(in millions)
January 1, 2007 - January 31, 2007	—	—	—	$36.6
February 1, 2007 - February 28, 2007	—	—	—	$36.6
March 1, 2007 - March 31, 2007	—	—	—	$36.6
Total	—		—

Item 6. Exhibits
(a) Exhibits

EXHIBIT
NUMBER		DESCRIPTION OF DOCUMENTS

3.1	(1)	Amended and Restated Certificate of Incorporation, as amended, as currently in effect.

3.2	(2)	Amended and Restated Bylaws, as currently in effect.

4.1	(3)	Specimen of Common Stock Certificate.

4.2	(1)	Form of Senior Debt Indenture.

4.3	(1)	Form of Subordinated Debt Indenture.

4.4		References are made to Exhibits 3.1 and 3.2.

4.5	(4)	Indenture dated as of June 1, 2004 between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the Note.

12.1		Computation of Ratio of Earnings to Fixed Charges.

31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as exhibits 3.1 and 3.3 and exhibits 4.5 and 4.6 to our Registration Statement on Form S-3, File No. 333-81626, filed on January 29, 2002, declared effective on February 12, 2002, and incorporated herein by reference.

(2)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001, and incorporated herein by reference.

(3)	Filed as an exhibit to our Registration Statement on Form S-1, File No. 333-56787, declared effective on August 11, 1998, and incorporated herein by reference.

(4)	Filed as exhibit 99.1 to our Current Report on Form 8-K, filed on July 13, 2004 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2007	DIGITAL RIVER, INC.
	By:	/s/ THOMAS M. DONNELLY
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