Form 10-Q
period 2007-06-30
DIGITAL RIVER INC /DE
filed 2007-08-09
CIK 1062530

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007
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
The number of shares of common stock outstanding at August 1, 2007 was 40,133,180 shares.

DIGITAL RIVER, INC.
Form 10-Q
Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006
Notes to Condensed Consolidated Financial Statements
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
SIGNATURES
EXHIBIT INDEX
Computation of Ratio of Earnings to Fixed Charges
Certification
Certification
Certification
Certification

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DIGITAL RIVER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited)
	June 30,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$409,115	$390,243
Short-term investments	271,657	235,699
Accounts receivable, net of allowance of $2,934 and $2,339	45,408	52,392
Deferred income taxes	19,591	19,687
Prepaid expenses and other	7,042	6,025

Total current assets	752,813	704,046

Property and equipment, net	24,879	24,079
Goodwill	239,772	243,799
Intangible assets, net of accumulated amortization of $54,844 and $50,092	17,604	21,106
Deferred income taxes	17,403	1,276
Other assets	12,106	11,957

TOTAL ASSETS	$1,064,577	$1,006,263

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$126,991	$141,386
Accrued payroll	9,238	12,097
Deferred revenue	7,425	7,040
Accrued acquisition costs	1,047	5,654
Other accrued liabilities	43,946	39,982

Total current liabilities	188,647	206,159

NON-CURRENT LIABILITIES:
Convertible senior notes	195,000	195,000
Other liabilities	9,504	1,345

Total non-current liabilities	204,504	196,345

TOTAL LIABILITIES	393,151	402,504

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $.01 par value; 120,000,000 shares authorized; 41,489,101 and 40,458,093 shares issued and outstanding	415	404
Additional paid-in capital	574,820	546,758
Retained earnings	80,081	44,989
Accumulated other comprehensive income	16,110	11,608

Total stockholders’ equity	671,426	603,759

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,064,577	$1,006,263

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data; unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue	$78,227	$71,277	$169,858	$149,291
Costs and expenses:
Direct cost of services	2,426	1,914	4,989	3,777
Network and infrastructure	7,334	6,298	14,829	13,741
Sales and marketing	32,793	27,628	66,982	54,567
Product research and development	8,235	7,488	16,887	15,090
General and administrative	9,543	8,247	19,656	16,497
Depreciation and amortization	3,291	2,475	6,149	4,728
Amortization of acquisition-related intangibles	1,607	3,038	4,353	5,878

Total costs and expenses	65,229	57,088	133,845	114,278

Income from operations	12,998	14,189	36,013	35,013
Other income, net	8,007	6,392	15,000	9,327

Income before income tax expense	21,005	20,581	51,013	44,340

Income tax expense	6,512	7,292	15,814	14,674

Net income	$14,493	$13,289	$35,199	$29,666

Net income per share — basic	$0.35	$0.34	$0.86	$0.79

Net income per share — diluted	$0.32	$0.30	$0.78	$0.70

Shares used in per-share calculation — basic	41,169	39,452	40,823	37,386

Shares used in per-share calculation — diluted	46,637	45,458	46,488	43,319

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Six Months Ended
	June 30,
	2007	2006
OPERATING ACTIVITES:
Net income	$35,199	$29,666
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of acquisition-related intangibles	4,353	5,878
Change in accounts receivable allowance, net of acquisitions	570	126
Depreciation and amortization	6,149	4,728
Stock-based compensation expense related to stock-based compensation plans	7,125	6,932
Excess tax benefits from stock-based compensation	(10,027)	(2,705)
Deferred and other income taxes	11,383	12,679
Change in operating assets and liabilities (net of acquisitions):
Accounts receivable	6,515	(622)
Prepaid and other assets	(1,417)	(2,538)
Accounts payable	(15,997)	(14,263)
Deferred revenue	298	553
Income tax payable	2,861	919
Other accrued liabilities	1,068	2,624

Net cash provided by operating activities	48,080	43,977

INVESTING ACTIVITIES:
Purchases of investments	(173,092)	(103,413)
Sales of investments	137,395	86,913
Cash paid for acquisitions, net of cash received	(8,540)	(37,235)
Purchases of equipment and capitalized software	(6,577)	(9,162)

Net cash used in investing activities	(50,814)	(62,897)

FINANCING ACTIVITIES:
Proceeds from sales of common stock	—	172,700
Exercise of stock options	7,703	9,616
Sales of common stock under employee stock purchase plan	1,244	933
Repurchase of restricted stock to satisfy tax witholding obligation	(377)	—
Excess tax benefits from stock-based compensation	10,027	2,705

Net cash provided by financing activities	18,597	185,954

EFFECT OF EXCHANGE RATE CHANGES ON CASH	3,009	1,645

NET INCREASE IN CASH AND CASH EQUIVALENTS	18,872	168,679
CASH AND CASH EQUIVALENTS, beginning of period	390,243	131,770

CASH AND CASH EQUIVALENTS, end of period	$409,115	$300,449

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest on Convertible Senior Notes	$1,219	$1,219

Cash paid for income taxes	$1,583	$1,083

Noncash investing and financing activities:
Common stock issued in acquisitions and earn-outs	$986	$684

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which in our opinion are necessary to fairly state our consolidated financial position, results of operations and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2007, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2007. The December 31, 2006, balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States.
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
Research and Development and Software Development
Research and development expenses consist primarily of development personnel and non-employee contractor costs related to the development of new products and services, enhancement of existing products and services, quality assurance, and testing. Costs to develop software for internal use are required to be capitalized and amortized over the estimated useful life of the software in accordance with AICPA Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” During the six months ended June 30, 2007, and 2006, we did not capitalize any software development costs.
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
We have adopted SFAS 123(R) using the modified prospective transition method under which prior periods are not revised. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based awards that are ultimately expected to vest during the period. Stock-based compensation expense recognized in our Condensed Consolidated Statement of Operations in 2006 and 2007 includes compensation expense for share-based awards granted prior to, but not yet vested, as of December 31, 2005, as well as compensation expense for the share-based payment awards granted subsequent to December 31, 2005. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of restricted stock is determined based on the number of shares granted and the closing price of our common stock on the date of grant. Compensation expense for all share-based payment awards is recognized using the straight-line amortization method over the vesting period. As stock-based compensation expense recognized in our Condensed Consolidated Statement of Operations for the first quarter of 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
common shares that would have been outstanding if potentially dilutive common shares had been issued during the period.
The following table summarizes the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Earnings per share — basic
Net income — basic	$14,493	$13,289	$35,199	$29,666
Weighted average shares outstanding — basic	41,169	39,452	40,823	37,386

Earnings per share — basic	$0.35	$0.34	$0.86	$0.79

Earnings per share — diluted
Net income — basic	$14,493	$13,289	35,199	29,666
Exclude: Interest expense and amortized financing cost of convertible senior notes, net of tax benefit	435	435	870	870

Net income — diluted	$14,928	$13,724	$36,069	$30,536

Weighted average shares outstanding — basic	41,169	39,452	40,823	37,386
Dilutive impact of non-vested stock and options outstanding	1,043	1,581	1,240	1,508
Dilutive impact of convertible senior notes	4,425	4,425	4,425	4,425

Weighted average shares outstanding — diluted	46,637	45,458	46,488	43,319

Net income per share — diluted	$0.32	$0.30	$0.78	$0.70

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
In January 2006, we acquired all of the capital stock of Direct Response Technologies, Inc. (Direct Response), a privately held company based in Pittsburgh, Pennsylvania, for approximately $15.0 million in cash. Direct Response, a provider of tools for managing affiliate networks, is now named DR Marketing Solutions, Inc. The agreement also provided Direct Response shareholders with an earn-out opportunity based on DR Marketing Solutions, Inc. achieving certain revenue and earnings targets during the first three years subsequent to the acquisition. In 2006, we accrued $3.5 million for future earn-out payments. In 2007, pursuant to the January 2006 acquisition agreement, certain adjustments were made to the earn-out obligations under this agreement. Under the restructured earn-out agreement a final earn-out of $3.5 million was accrued and paid during the second quarter of 2007. These earn-outs have been recorded as goodwill in 2006 and 2007 as they were considered incremental to the purchase price.
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
In March 2005, we acquired certain assets and assumed certain liabilities, vendor contracts and intellectual property of SWReg, an operating business of Atlantic Coast plc, a private limited UK company, for $8.8 million in cash. SWReg is a provider of e-commerce services for software authors. The agreement also provided an opportunity for

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
earn-outs based on achieving specific revenue and development goals over the first 12 months following the closing of the acquisition. Earn-outs totaling $0.5 million have been recorded as goodwill as of June 30, 2007, as they were considered incremental to the purchase price.
Future Earn-outs
As of June 30, 2007, there was an estimated maximum potential for future earn-outs related to acquisitions of approximately $0.6 million included in goodwill and accrued acquisition costs.
Pro Forma Operating Results (Unaudited)
The consolidated financial statements include the operating results of each business from the date of acquisition. The following unaudited pro forma condensed results of operations for the three and six months ended June 30, 2007 and 2006 have been prepared as if each of the acquisitions in 2006 had occurred on January 1, 2006 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue	$78,227	$72,583	$169,858	$152,749
Income from operations	12,998	13,996	36,013	34,631
Net income	14,493	13,110	35,199	29,064

Basic net income per share	$0.35	$0.33	$0.86	$0.78
Diluted net income per share	$0.32	$0.30	$0.78	$0.69
This pro forma financial information does not purport to represent results that would actually have been obtained if the transactions had been completed on January 1, 2006, or any future results that may be realized.
Goodwill and Other Intangible Assets
We account for our goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 precludes the amortization of goodwill and intangible assets with indefinite lives, but these assets are reviewed annually (or more frequently if impairment indicators arise) for impairment.
We complete our annual impairment test using a two-step approach based in the fourth quarter of each fiscal year, and reassess any intangible assets, including goodwill, recorded in connection with earlier acquisitions. There was no impairment of goodwill or other intangible assets in the three and six months ended June 30, 2007 and 2006.

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Information regarding our other intangible assets is as follows (in thousands):

	As of June 30, 2007
	Carrying Amount	Accumulated	Carrying Amount
	Gross	Amortization	Net
Customer relationships	$43,290	$31,279	$12,011
Non-compete agreements	5,273	5,216	57
Technology/tradename	23,885	18,349	5,536

Total	$72,448	$54,844	$17,604

	As of December 31, 2006
	Carrying Amount	Accumulated	Carrying Amount
	Gross	Amortization	Net
Customer relationships	$43,072	$28,890	$14,182
Non-compete agreements	5,251	5,017	234
Technology/tradename	22,875	16,185	6,690

Total	$71,198	$50,092	$21,106

Amortization expense for the three months ended June 30, 2007 and 2006 was $1.6 million and $3.0 million, respectively and $4.4 million and $5.9 million for the six months ended June 30, 2007 and 2006 respectively. Estimated amortization expense for the remaining life of the intangible assets, based on intangible assets as of June 30, 2007, is as follows (in thousands):

Year
2007	$2,588
2008	4,475
2009	3,565
2010	1,860
2011	1,286
2012	1,236
Thereafter	2,594

Total	$17,604

4. STOCK-BASED COMPENSATION PLANS
Option and Restricted Stock Awards
2007 Plan
The Board of Directors of Digital River, Inc. (the “Company”) previously adopted the Digital River, Inc. 2007 Equity Incentive Plan (the “2007 Plan”), subject to stockholder approval of the 2007 Plan. The Company’s stockholders approved the 2007 Plan at the Company’s annual stockholder meeting held on May 31, 2007. The number of shares issuable under the 2007 Plan equals 2,000,000 shares of our common stock. In addition, shares not issued under the 1998 Plan shall become available for issuance under the 2007 Plan to the extent a stock option or other stock award under the 1998 Plan expires or terminates before shares of common stock are issued under the award. Under our 2007 Equity Incentive Plan we have the flexibility to grant incentive and non-statutory stock options, restricted stock awards, restricted stock unit awards and performance shares to our directors, employees, and consultants.
1998 Plan
Under our 1998 Equity Incentive Plan, as amended and restated (the “1998 Plan”), we have the flexibility to grant incentive and non-statutory stock options, restricted stock awards, restricted stock unit awards and performance shares to our directors, employees, and consultants.

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
General Stock Award Information
As of June 30, 2007, there were 930,826 and 2,000,000 shares available for future awards under our 1998 Plan and 2007 Plan, respectively. The number of shares available has been reduced by three shares for every two shares granted under the stock award plan that does not provide for full payment by the participant.
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
A summary of the changes in outstanding options under the 1998 Plan and 2007 Plan is as follows:

				Weighted
	Shares		Options	Average
	Available	Options	Price	Price
	for Grant	Outstanding	Per Share	Per Share
Balance, December 31, 2005	1,928,584	4,523,385	$2.59 - $31.13	$16.69
Granted	(395,000)	395,000	29.75 - 57.36	38.64
Restricted stock effect on shares available for grant	(134,250)	N/A	N/A	N/A
Exercised		(1,219,736)	2.59 - 45.24	17.31
Canceled/expired	140,866	(140,866)	2.59 - 30.69	22.57

Balance, December 31, 2006	1,540,200	3,557,783	$2.59 - $57.36	$18.68
Granted	(489,376)	489,376	55.31 - 56.61	55.40
Restricted stock effect on shares available for grant	(233,534)	N/A	N/A	N/A
Exercised		(878,075)	2.59 - 45.24	8.77
Canceled/expired	113,536	(113,536)	4.56 - 55.39	36.55
Additional Shares Reserved	2,000,000	N/A	N/A	N/A

Balance, June 30, 2007	2,930,826	3,055,548	$2.59 - $57.36	$26.74

The total pretax intrinsic value of options exercised during the six months ended June 30, 2007, was $39.6 million.
The following table summarizes significant ranges of outstanding and exercisable options under our 1998 Plan and 2007 Plan as of June 30, 2007:

	Options Outstanding				Options Exercisable
		Weighted	Weighted	Aggregate		Weighted	Aggregate
	Number	Average	Average	Intrinsic	Number	Average	Intrinsic
Exercise Price	Outstanding	Life Remaining	Price	Value	Exercisable	Price	Value

$2.59 - $3.88	19,787	3.5 years	$2.75	$841,010	19,787	$2.75	$841,010
4.56 - 7.55	266,767	4.0 years	5.48	10,609,527	266,767	5.48	10,609,527
9.12 - 13.92	645,013	5.3 years	11.74	21,611,758	548,599	11.89	18,299,937
16.72 - 22.98	543,758	6.3 years	22.33	12,462,836	448,629	22.60	10,162,074
23.01 - 30.69	792,412	7.6 years	27.78	13,844,654	308,839	27.76	5,401,124
33.58 - 57.36	787,811	9.3 years	48.82	2,273,160	105,315	41.62	692,638

$2.59 - $57.36	3,055,548	7.0 years	$26.74	$61,642,945	1,697,936	$18.34	$46,006,310

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $45.25 as of June 30, 2007, which would have been received by the option holders had those option holders exercised their options as of that date.

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of the changes in restricted stock under our 1998 Plan and 2007 Plan as of June 30, 2007, is as follows:

		Weighted
	Restricted	Average
	Stock	Intrinsic Value
Non-Vested Balance, December 31, 2005	—	$—
Granted	89,500	39.96
Vested	—	—
Forfeited	—	—

Non-Vested Balance, December 31, 2006	89,500	$39.96

Granted	155,689	55.39
Vested	(22,502)	38.52
Forfeited	(9,328)	55.39

Non-Vested Balance, June 30, 2007	213,359	$50.70

Employee Stock Purchase Plan
We also sponsor an employee stock purchase plan (“ESPP”) under which 1,200,000 shares have been reserved for purchase by employees. The purchase price of the shares under the ESPP is the lesser of 85% of the fair market value on the first or last day of the offering period. Offering periods are currently every six months ending on June 30 and December 31. Employees may designate up to ten percent of their compensation for the purchase of shares under the plan. Total shares purchased by employees under the ESPP were 32,354 shares for the six months ended June 30, 2007, and 71,183 shares and 82,471 shares in the years ended December 31, 2006 and 2005, respectively. There were 524,499 shares still reserved under the ESPP as of June 30, 2007.
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

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Expense Information under SFAS 123(R)
On January 1, 2006, we adopted SFAS 123(R) which requires measurement and recognition of compensation expense for all stock-based payments made to employees and directors including stock options, restricted stock grants and employee stock purchases made through our ESPP based on estimated fair values. The following table summarizes stock-based compensation expense, net of tax, related to employee stock options and employee stock purchases recognized under SFAS 123(R):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Costs and expenses
Direct cost of services	$226	$218	$420	$432
Network and infrastructure	61	84	133	170
Sales and marketing	1,350	1,323	2,618	2,612
Product research and development	465	591	1,018	1,176
General and administrative	1,547	1,303	2,936	2,542

Stock-based compensation included in costs and expenses	3,649	3,519	7,125	6,932
Tax benefit	(993)	(1,309)	(2,040)	(2,579)

Stock-based compensation expense, net of tax	$2,656	$2,210	$5,085	$4,353

Valuation Information under SFAS 123(R)
The weighted-average fair value of stock options granted during the six months ended June 30, 2007 and 2006 were $23.06 and $18.35 per share, respectively, using the Black-Scholes option pricing model with the following weighted average assumptions:

	Six Months Ended
	June 30,
	2007	2006
Risk-free interest rate	4.5%	4.7%
Expected life (years)	3.5	3.1
Volatility factor	0.51	0.60
Expected dividends	—	—
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
As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the three months ended June 30, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.
At June 30, 2007, there was approximately $27.1 million of total unrecognized stock-based compensation expense, adjusted for estimated forfeitures, related to unvested share-based awards. Unrecognized stock-based compensation expense is expected to be recognized over the next 3.8 years on a weighted average basis and will be adjusted for any future changes in estimated forfeitures.
5. INCOME TAXES
For the three months ended June 30, 2007 and 2006, our tax expense was $6.5 million and $7.3 million, respectively. For the three months ended June 30, 2007, our tax expense consisted of approximately $4.2 million of U.S. tax expense and $2.3 million of foreign tax expense. For the six months ended June 30, 2007 and 2006, our tax expense was $15.8 million and $14.7 million, respectively. For the six months ended June 30, 2007, our tax expense consisted of approximately $11.3 million of U.S. tax expense and $4.5 million of foreign tax expense.

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the three months ended June 30, 2007, we recorded tax expense at a rate that reflected the estimated impact of current year changes in foreign operations. We have established locations in Shannon, Ireland and Luxembourg. We transferred existing non-U.S. operations to these locations and expanded these operations in order to more effectively manage current international activity and facilitate further international growth. We commenced business operations in these locations on April 1, 2006. These operating changes generally reduce our effective tax rate compared to prior years.
In prior years, there was uncertainty of future realization of the deferred tax assets resulting from acquired U.S. tax loss carry-forwards due to anticipated limitations, including limitations under Section 382 of the Internal Revenue Code. Therefore a valuation allowance equal to the deferred tax assets was recorded. We have evaluated these deferred tax assets and have concluded it is more likely than not that we will realize $11.6 million of these deferred tax assets. This is based on conclusions of an IRC Section 382 analysis completed during the quarter as well as our expected future taxable income. The release of the valuation allowance has been reflected as a reduction to goodwill.
On January 1, 2007, we adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”). As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, we had $3.3 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At June 30, 2007, we had $3.9 million of unrecognized tax benefits. We do not believe that any of these unrecognized tax benefits will significantly change within twelve months of the reporting date.
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
In the second quarter of 2007 and 2006, we incurred interest expense of $0.6 million and $0.6 million, respectively, on the Notes and made no interest payments. Interest expense on the Notes was $1.2 million for each of the six months ended June 30, 2007 and June 30, 2006.

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Our clients include many of the largest software and high-tech products companies and major retailers of these products, including Allume Systems, Inc., Autodesk, Inc., CompUSA, Inc., Computer Associates, Canon Inc., Hewlett Packard Company, Lexmark, Inc., Microsoft Corporation, OfficeMax Incorporated., Nuance Communications Inc, Symantec Corporation, and Trend Micro, Inc.
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
We have adopted SFAS 123(R) using the modified prospective transition method under which prior periods are not revised. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based awards that are ultimately expected to vest during the period. Stock-based compensation expense recognized in our Condensed Consolidated Statement of Operations for 2006 and 2007 includes compensation expense for share-based awards granted prior to, but not yet vested, as of December 31, 2005, as well as compensation expense for the share-based payment awards granted subsequent to December 31, 2005. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of restricted stock is determined based on the number of shares granted and the closing price of our common stock on the date of grant. Compensation expense for all share-based payment awards is recognized using the straight-line amortization method over the vesting period. As stock-based compensation expense recognized in our Condensed Consolidated Statement of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue	100.0%	100.0%	100.0%	100.0%

Cost of Revenue (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	3.1	2.7	2.9	2.5
Network and infrastructure	9.4	8.8	8.7	9.2
Sales and marketing	41.9	38.7	39.4	36.5
Product research and development	10.5	10.5	10.0	10.1
General and administrative	12.2	11.6	11.6	11.1
Depreciation and amortization	4.2	3.5	3.6	3.2
Amortization of acquisition-related costs	2.1	4.3	2.6	3.9

Total costs and expenses	83.4	80.1	78.8	76.5

Income from operations	16.6	19.9	21.2	23.5
Other income/(expense), net	10.2	8.9	8.8	6.2

Income before income tax expense	26.8	28.8	30.0	29.7
Income tax expense	8.3	10.2	9.3	9.8

Net income	18.5%	18.6%	20.7%	19.9%

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
REVENUE. Our revenue increased to $78.2 million for the three months ended June 30, 2007, from $71.3 million for the same period in the prior year, an increase of $6.9 million, or 9.7%. For the six months ended June 30, 2007, revenue totaled $169.9 million, an increase of $20.6 million, or 13.8%, from revenue of $149.3 million in the same period of the prior year. The increase was primarily attributable to higher online sales activity across our client base, growth in the number of software publishers and online retailer clients we served, increased sales from international sites, expanded strategic marketing activities with a larger number of clients, and acquisitions. Sales of security software products for PCs represent the largest contributor to our revenues.
International sales were approximately 44% and 42% of total sales in the three month period ended June 30, 2007 and 2006, respectively, and approximately 43% and 41% of total sales for the six month period ended June 30, 2007 and 2006, respectively. The increase was primarily due to expansion of our international operations and strategic marketing services, and from making additional payment options available to global online shoppers.
DIRECT COST OF SERVICES. Our direct cost of services line item primarily includes the personnel costs and costs related to product fulfillment, physical on demand, our proprietary back-up CD production and client-specific dedicated costs. Direct cost of service expense was $2.4 million for the three months ended June 30, 2007, up from $1.9 million for the same period in the prior year. For the six months ended June 30, 2007, direct cost of service expense was $5.0 million, up from $3.8 million for the same period of the prior year. The increase resulted primarily from personnel added to serve new clients and to handle increased transaction volumes. We currently believe that direct cost of services will increase in absolute dollars in 2007 compared to 2006 as we continue to expand our worldwide fulfillment capacity in order to meet anticipated shipment volumes from sales.
NETWORK AND INFRASTRUCTURE. Our network and infrastructure expense line item primarily includes the personnel costs and related expenses to operate and maintain our technology platforms, customer service, data communication and data center operations. Network and infrastructure expense was $7.3 million and $6.3 million for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007, network and infrastructure expense was $14.8 million, up from $13.7 million for the same period in the prior year. Increased expenses to support our revenue growth were offset by reductions from Symantec Corporation bringing certain customer service activities in-house. We currently believe that network and infrastructure expenses will be approximately the same in 2007 compared to 2006.
SALES AND MARKETING. Our sales and marketing expense line item primarily includes personnel costs and related expenses, advertising, promotional and product marketing expenses, credit card transaction and other payment processing fees, credit card chargebacks and bad debt expense. Sales and marketing expense increased to $32.8 million for the three months ended June 30, 2007, from $27.6 million for the same period in the prior year, an increase of $5.2 million, or 18.8%. Sales and marketing expense increased to $67.0 million for the six months ended June 30, 2007 from $54.6 million for the same period in the prior year, an increase of $12.4 million, or 22.7%. As a percentage of revenue, sales and marketing expense was 41.9% and 39.4% in the three months and six months ended June 30, 2007, compared to 38.7% and 36.5% for the same periods in the prior year. The increases primarily resulted from additional personnel and related expenses to support our new clients and expanded relationships with existing clients, our strategic marketing services programs including paid search advertising, and new international payment methods. We currently believe that sales and marketing expenses will increase in absolute dollars in 2007 compared to 2006, as we continue to expand our presence in global markets and offer increased levels of strategic marketing services to new and existing clients.
PRODUCT RESEARCH AND DEVELOPMENT. Our product research and development expense line item includes the costs of personnel and related expenses associated with developing and enhancing our technology platforms and related systems. Product research and development expense increased to $8.2 million and $16.9 million, respectively, for the three and six months ended June 30, 2007 from $7.5 million and $15.1 million for the same periods in the prior year, an increase of $0.7 million, or 9.3%, and $1.8 million, or 11.9%, respectively. The increases were primarily driven by increases in personnel-related expenses to support our growth initiatives, and costs from recent acquisitions. During the first half of 2007, we continued to advance our remote-control technology, as well as the international and e-marketing capabilities. We did not capitalize any material costs related to software development during the three and six months ended June 30, 2007 and 2006. As a percentage of revenue, product research and development expense was 10.5% and 10.0% in the three and six months ended June 30, 2007, compared to 10.5% and 10.1% for the same periods in the prior year. We currently believe that product research and development expenses will increase in absolute dollars in 2007 compared to 2006, as a result of continued investments in product development required to remain competitive and costs from acquisitions completed in 2006.
GENERAL AND ADMINISTRATIVE. Our general and administrative expense line item primarily includes the costs of executive, accounting, and administrative personnel and related expenses, insurance expense, and professional fees for legal, tax and audit services. General and administrative expenses increased to $9.5 million and $19.7 million, respectively, for the three and six months ended June 30, 2007 from $8.2 million and $16.5 million for the same periods in the prior year, an increase of $1.3 million, or 15.9%, and $3.2 million, or 19.4%, respectively. The increase resulted primarily from litigation and other costs associated with the ongoing review of historical stock option practices, and from the addition of personnel and facilities to support our global expansion, such as our offices in Ireland and Luxembourg. As a percentage of revenue, general and administrative expense was 12.2% and 11.6% for the three and six months ended June 30, 2007, compared to 11.6% and 11.1% for the same periods in the prior year. We currently believe that general and administrative expenses will increase in absolute dollars in 2007 compared to 2006, as we continue to invest in our infrastructure to support our continued organic growth, and as we incur expenses related to the review of historical stock option practices.
DEPRECIATION AND AMORTIZATION. Our depreciation and amortization expense line item includes the depreciation of computer equipment and office furniture and the amortization of purchased and internally developed software, leasehold improvements made to our leased facilities, and debt financing costs. Computer equipment, software and furniture are depreciated under the straight-line method using three to seven year lives, and leasehold improvements are amortized over the shorter of the life of the asset or the remaining length of the lease. Depreciation and amortization expense was $3.3 million and $6.1 million for the three and six months ended June 30, 2007, respectively, compared to $2.5 million and $4.7 million for the same periods in the prior year. The increase was primarily due to depreciation and amortization on new data center equipment, software and facilities. We currently believe that depreciation and amortization expense will increase in absolute dollars in 2007 compared to 2006 as we continue to invest in infrastructure to support our global growth.
AMORTIZATION OF ACQUISITION-RELATED INTANGIBLES. Our amortization of acquisition-related intangibles line item consists of amortization of intangible assets recorded from eight of our acquisitions during the past four years. Amortization of acquisition-related intangible assets was $1.6 million and $4.4 million, respectively, for the three and six months ended June 30, 2007, compared to $3.0 million and $5.9 million for the same periods in the prior year. The decrease was due to lower expense from intangible assets that have become fully amortized partially offset by additional amortization from recent acquisitions. We have purchased, and expect to continue purchasing, assets or businesses, which may include the purchase of intangible assets.
OTHER INCOME, NET. Our other income, net line item is the total of interest income on our cash, cash equivalents and short-term investments, interest expense on our debt and foreign currency transaction gains and losses. Interest income was $8.3 million and $16.1 million, respectively, for the three and six months ended June 30, 2007, compared to $5.8 million and $9.2 million for the same periods in the prior year. The increase in interest income was primarily due to higher average cash and short-term investment balances resulting from cash provided by operating activities and net proceeds of $172.7 million from sales of common stock at the end of March 2006, and higher short-term interest rates. Interest expense was unchanged at $0.6 million and $1.2 million, respectively, for the three and six months ended June 30, 2007 and 2006. Foreign currency re-measurement was a gain of $0.3 million and $0.1 million for the three and six months ended June 30, 2007, respectively, compared to a gain of $1.2 million and $1.3 million for the same period in the prior year. Gains and losses from the sale of investments were immaterial for the three and six months ended June 30, 2007 and 2006.
INCOME TAXES. For the three months ended June 30, 2007 and 2006, our tax expense was $6.5 million and $7.3 million, respectively. For the three months ended June 30, 2007, our tax expense consisted of approximately $4.2 million of U.S. tax expense and $2.3 million of foreign tax expense. For the six months ended June 30, 2007 and 2006, our tax expense was $15.8 million and $14.7 million, respectively. For the six months ended June 30, 2007, our tax expense consisted of approximately $11.3 million of U.S. tax expense and $4.5 million of foreign tax expense.
During the three months ended June 30, 2007, we recorded tax expense at a rate that reflected the estimated impact of current year changes in foreign operations. In 2006, we established new locations in Shannon, Ireland and Luxembourg. We transferred existing non-U.S. operations to these locations and expanded these operations in order to more effectively manage current international activity and facilitate further international growth. We commenced business operations in these locations on April 1, 2006. These operating changes generally reduce our effective tax rate compared to prior years.
In prior years, there was uncertainty of future realization of the deferred tax assets resulting from acquired U.S. tax loss carryforwards due to anticipated limitations, including limitations under Section 382 of the Internal Revenue Code. Therefore a valuation allowance equal to the deferred tax assets was recorded. We have evaluated these deferred tax assets and have concluded it is more likely than not that we will realize $11.6 million of these deferred tax assets. This is based on conclusions of an IRC Section 382 analysis completed during the quarter as well as our expected future taxable income. The release of the valuation allowance has been reflected as a reduction to goodwill.

On January 1, 2007, we adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”). As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, we had $3.3 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At June 30, 2007, we had $3.9 million of unrecognized tax benefits. We do not believe that any of these unrecognized tax benefits will significantly change within twelve months of the reporting date.
We recognize interest and penalties related to uncertain tax positions in income tax expense. As of January 1, 2007, we had approximately $50,000 of accrued interest related to uncertain tax positions.
The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which we are subject.
Off Balance Sheet Arrangements
None

Liquidity and Capital Resources
As of June 30, 2007, we had $409.1 million of cash and cash equivalents, $271.7 million of short-term investments and working capital of approximately $564.2 million. Significant components of our working capital are cash and cash equivalents, short term investments and short term receivables net of client and merchant payables. Our primary source of internal liquidity is our operating activities. Net cash provided by operating activities for the six months ended June 30, 2007 and 2006 was $48.1 million and $44.0 million, respectively. Net cash provided by operations during the first half of 2007 and 2006 was primarily the result of net income adjusted for non-cash expenses, and balance sheet changes such as a decrease in accounts payable.
Net cash used in investing activities for the six months ended June 30, 2007, was $50.8 million and was the result of net purchases of investments of $35.7 million, cash paid for acquisitions net of cash received of $8.5 million, and purchases of capital equipment of $6.6 million. Net cash used in investing activities for the six months ended June 30, 2006 was $62.9 million and was the result of net purchases of investments of $16.5 million, cash paid for acquisitions net of cash received of $37.2 million, and purchases of capital equipment of $9.2 million. In January 2006, we acquired Direct Response Technologies, Inc. (now DR Marketing Solutions, Inc.) for approximately $15.0 million in cash, and in June 2006, we acquired MindVision for approximately $21.2 million in cash payments to stockholders plus the assumption of certain liabilities.
Net cash provided by financing activities during the six months ended June 30, 2007, was $18.6 million. Proceeds of $8.9 million were provided by the sale of stock through the exercise of stock options and the employee stock purchase plan, and proceeds of $10.0 million were provided by the excess tax benefit from stock-based compensation. Net cash provided by financing activities during the six months ended June 30, 2006, was $186.0 million. In March 2006, we sold 4.0 million shares of our common stock. The offering provided net proceeds of $172.7 million, and was made pursuant to a shelf registration statement previously filed with the Securities and Exchange Commission. In addition, proceeds of $10.5 million were provided by the sale of stock through the exercise of stock options and purchases through the employee stock purchase plan.
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
The following table summarizes our principal contractual commitments as of June 30, 2007:

	Payment due by period (in thousands)
	Total Amount	Jul-Dec			2012 and
Contractual Obligations	Committed	2007	2008-2009	2010-2011	Thereafter
Operating Lease Obligations	$14,042	$2,202	$4,775	$1,398	$5,667
Convertible Senior Notes	$236,438	$1,219	$4,875	$4,875	$225,469
Total	$250,480	$3,421	$9,650	$6,273	$231,136
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
With respect to our 1.25% convertible senior notes due January 1, 2024 (the “Notes”), we are required to pay interest on the Notes on January 1 and July 1 of each year so long as the Notes are outstanding. On July 2, 2007, we paid $1.2 million in interest for the period January 1 through June 30, 2007. The Notes bear interest at a rate of 1.25% and, if specified conditions are met, are convertible into our common stock at a conversion price of $44.063 per share. The Notes may be surrendered for conversion under certain circumstances, including the satisfaction of a market price condition, such that the price of our common stock reaches a specified threshold; the satisfaction of a trading price condition, such that the trading price of the Notes falls below a specified level; the redemption of the Notes by us, the occurrence of specified corporate transactions, as defined in the related indenture; and the occurrence of a fundamental change, as defined in the related indenture. The initial conversion price is equivalent to a conversion rate of approximately 22.6948 shares per $1,000 of principal amount of the Notes. We will adjust the conversion price if certain events occur, as specified in the related indenture, such as the issuance of our common stock as a dividend or distribution or the occurrence of a stock subdivision or combination. In addition, contingent interest is required to be paid to holders if certain conditions are met. If a fundamental change, such as a change in our control, as defined in the related indenture, occurs on or before January 1, 2009, we may also be required to purchase the Notes for cash and pay an additional make whole premium payable in our common stock upon the repurchase or conversion of the Notes in connection with the fundamental change. Holders of the Notes have the right to require us to repurchase their Notes prior to maturity on January 1, 2009, 2014 and 2019. We have the right to redeem the Notes, under certain circumstances, on or after July 1, 2007 and prior to January 1, 2009, and we may redeem the Notes at any time on or after January 1, 2009.
On June 25, 2007, the Board of Directors authorized a new share repurchase program of up to $200.0 million of our outstanding shares of common stock. This new program supersedes and replaces the $50.0 million share repurchase program adopted in 2005. Under the new program, the shares may be repurchased in the open market or in privately negotiated transactions. Repurchases are at our discretion based on ongoing assessments of the capital needs of the business, the market price of our common stock and general market conditions. No time limit was set for the completion of the repurchase program.
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

Item 3. Qualitative and Quantitative Disclosure About Market Risk
Interest Rate Risk
Our portfolio of cash equivalents and short-term investments is maintained in a variety of securities, including government agency obligations and money market funds. Investments are classified as available-for-sale securities and carried at their market value with cumulative unrealized gains or losses recorded as a component of “accumulated other comprehensive income” within stockholders’ equity. At June 30, 2007, all securities held had maturities or reset dates of less than three years. A sharp rise in interest rates could have an adverse impact on the market value of certain securities in our portfolio. We do not currently hedge our interest rate exposure and do not enter into financial instruments for trading or speculative purposes or utilize derivative financial instruments.
At June 30, 2007, we had long-term debt of $195.0 million associated with our Notes. The market value of our long-term debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.
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
Foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies result in gains and losses that are reflected in our Condensed Consolidated Statement of Operations. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency-denominated transactions will result in increased net revenues and operating expenses. Conversely, our net revenues and operating expenses will decrease when the U.S. dollar strengthens against foreign currencies.
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

Item 4. Controls and Procedures
(a)	We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934) were effective in providing reasonable assurance that material information required to be disclosed by us in this Form 10-Q was recorded, processed, summarized and reported in a timely manner.

(b)	During the quarter ended June 30, 2007, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Sales of products for one software publisher client, Symantec Corporation, accounted for approximately 23.9% of our revenue during the second quarter of 2007. In addition, revenues derived from proprietary Digital River services sold to Symantec end-users and sales of Symantec products through our oneNetwork retail and affiliate channel together accounted for approximately 13.1% of total Digital River revenue. In addition, a limited number of other software and physical goods clients contribute a large portion of our annual revenue. Contracts with our clients are generally one or two years in length. If any one of these key contracts is not renewed or otherwise terminates, or if revenues from these clients decline for any other reason (such as competitive developments), our revenue would decline and our ability to sustain profitability would be impaired. If our contract with Symantec is not renewed or otherwise terminated, or if revenues from Symantec and Symantec-related services decline for any other reason, our revenue and our ability to sustain profitability could be materially adversely impaired. It is important to our ongoing success that we maintain our key client relationships and, at the same time, develop new client relationships.
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
We sell products and services to end-users outside the United States and we intend to continue expanding our international presence. In the second quarter of 2007, our sales to international consumers represented approximately 44% of our total sales. Expansion into international markets, particularly the European and Asia-Pacific regions, requires significant resources that we may fail to recover by generating additional revenue. Conducting business outside of the United States is subject to risks, including:
▪	Changes in regulatory requirements and tariffs;

▪	Uncertainty of application of local commercial, tax, privacy and other laws and regulations;

▪	Reduced protection of intellectual property rights;

▪	Difficulties in physical distribution for international sales;

▪	Higher incidences of credit card fraud and difficulties in accounts receivable collection;

▪	The burden and cost of complying with a variety of foreign laws;

▪	The possibility of unionization of our workforce outside the United States, particularly in Europe;

▪	Political, social and economic instability;

▪	Import and export license requirements and restrictions of the United States and each other country which we operate; and

▪	Political or economic constraints on international trade or instability.
Any of the factors described above may have a material adverse effect on our ability to increase or maintain foreign sales. These risks have grown with the acquisitions of element 5 AG (now Digital River GmbH) and SWReg, which have substantial operations outside the U.S. and with our expansion into the Asia-Pacific region.

We may be unable to successfully and cost-effectively market, sell and distribute our services in foreign markets. This may be more difficult or take longer than anticipated especially due to international challenges, such as language barriers, currency exchange issues and the fact that the Internet infrastructure in foreign countries may be less advanced than the U.S. Internet infrastructure. If we are unable to successfully expand our international operations, or manage this expansion, our operating results and financial condition could be harmed. In addition, a significant portion of our cash and marketable securities are held in non-U.S. domiciled countries.
Our operating results are subject to fluctuations in demand for products and services offered by us or our clients.
Our quarterly and annual operating results are subject to fluctuations in demand for the products or services offered by us or our clients, such as anti-virus software and anti-spyware software. In particular, sales of anti-virus software represented a significant portion of our revenues in recent years and in the second quarter of 2007, and continue to be very important to our business. Demand for anti-virus software is subject to the unpredictable introduction of significant computer viruses. In 2006, Microsoft Corporation introduced products to protect businesses and consumers from computer viruses and other security risks. To the extent that Microsoft or others successfully introduce products or services not sold through our platform that are competitive with products and services sold by current Digital River clients (including anti-virus products and services), our revenues could be materially adversely affected.
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
Our past stock option granting practices and the restatement of prior financial statements have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions. Several derivative complaints had been filed in federal court against our directors and certain of our executive officers pertaining to allegations relating to stock option grants. These cases were subsequently voluntarily dismissed by the plaintiffs. On December 18, 2006, the SEC initiated an informal inquiry into our historical stock option practices. We have provided the results of our internal review together with supporting documentation to the SEC. We intend to continue to fully cooperate with the SEC’s inquiry. No assurance can be given regarding the outcomes from litigation, regulatory proceedings or government enforcement actions relating to our past stock option practices. The resolution of these matters will be time consuming, expensive, and may distract management from the conduct of our business. Furthermore, if we are subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed, which could harm our business, financial condition, results of operations and cash flows.
Implementing our acquisition strategy could result in dilution and operating difficulties leading to a decline in revenue and operating profit.
A key element of our business strategy involves expansion through the acquisitions of businesses, assets, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. Between January 1, 1999 and June 30, 2007, we acquired 25 companies. We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships, and the purchase or sale of assets, including tangible and intangible assets such as intellectual property. We have acquired, and intend to continue engaging in strategic acquisitions of businesses, technologies, services and products. Since December 2005, we have acquired three businesses, Commerce5, Inc. (now DR globalTech, Inc.), Direct Response Technologies, Inc. (now DR Marketing Solutions, Inc.) and MindVision, Inc.
Acquisitions may require significant capital infusions, typically entail many risks, and could result in difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of acquired companies or businesses. We have in the past and may in the future experience delays in the timing and successful integration of an acquired company’s technologies and product development, unanticipated costs and expenditures, changing relationships with customers, suppliers and strategic partners, or contractual, intellectual property or employment issues. In addition, key personnel of an acquired company may decide not to work for us. The acquisition of another company or its products and technologies may also require us to enter into a geographic or business market in which we have little or no prior experience.
The process of integrating an acquired business, technology, service or product into our business and operations may result in unforeseen operating difficulties and expenditures. Integration of an acquired business also may disrupt our ongoing business, distract management and make it difficult to maintain standards, controls and procedures. These challenges are magnified as the size of the acquisition increases. Furthermore, these challenges would be even greater if we acquired a business or entered into a business combination transaction with a company that was larger and more difficult to integrate than the companies we have historically acquired. Moreover, the anticipated benefits of any acquisition may not be realized. If a significant number of clients of the acquired businesses cease doing business with us, we would experience lost revenue and operating profit, and any synergies from the acquisition may be lost. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities, amortization of intangible assets or impairment of goodwill.
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
If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely and investors may lose confidence in our reported financial information, which could lead to a decline in our stock price.
Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each year, and to include a management report assessing the effectiveness of our internal control over financial reporting in each Annual Report on Form 10-K. Section 404 also requires our independent registered public accounting firm to attest to, and report on, management’s assessment of our internal control over financial reporting.
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
As a result, we cannot assure you that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding disclosure controls and the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules proclaimed after that. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to timely meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

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
The market for e-commerce solutions is extremely competitive and we may find ourselves unable to compete effectively. Because there are relatively low barriers to entry in the e-commerce market, we expect continued intense competition as current competitors expand their product offerings and new competitors enter the market. In addition, our clients may become competitors in the future. Increased competition is likely to result in price reductions, reduced margins, longer sales cycles and a decrease or loss of our market share, any of which could negatively impact our revenue and earnings. We face competition from the following sources:
▪	In-house development of e-commerce capabilities using tools or applications from companies, such as Art Technology Group, Inc. and IBM Corporation;

▪	E-Commerce capabilities custom-developed by companies, such as IBM Global Services and Accenture, Inc.;

▪	Other providers of outsourced e-commerce solutions, such as GSI Commerce, Inc., Macrovision Corporation, and asknet Inc.;

▪	Companies that provide technologies, services or products that support a portion of the e-commerce process, such as payment processing, including CyberSource Corporation and PayPal Corp.;

▪	Companies that offer various online marketing services, technologies and products, including ValueClick, Inc. and aQuantive, Inc.;

▪	High-traffic, branded websites that generate a substantial portion of their revenue from e-commerce and may offer or provide to others the means to offer their products for sale, such as Amazon.com, Inc.; and

▪	Web hosting, web services and infrastructure companies that offer portions of our solution and are seeking to expand the range of their offering, such as Network Solutions, LLC, Akamai Technologies, Inc., Yahoo!, Inc., eBay, Inc. and Hostopia.com, Inc.
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
Equity awards generally comprise a significant portion of our compensation package for a significant number of our employees. We have also modified our compensation policies by instituting awards of restricted stock, while simultaneously reducing awards of stock options. This modification of our compensation policies and the applicability of the SFAS 123R requirement to expense the fair value of equity awards to employees have increased our operating expenses. We cannot be certain that the changes in our compensation policies will improve our ability to attract, retain and motivate employees. Our inability to attract and retain additional key employees and the increase in stock-based compensation expense could each have an adverse effect on our business, financial condition and results of operations.
Fluctuations in our stock price may make it more difficult to retain and motivate employees. Consequently, potential employees may perceive our equity incentives as less attractive and current employees whose equity incentives are no longer attractively priced may choose not to remain with our organization. In that case, our ability to attract or retain employees will be adversely affected. As a result, our ability to use stock options as equity incentives will be adversely affected, which will make it more difficult to compete for and attract qualified personnel. Finally, should our stock price substantially decline, the retention value of stock options may weaken and employees who hold such options may choose not to remain with our organization.

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
Sales outside the United States accounted for approximately 44% of our total sales in the second quarter of 2007. The results of operations of, and certain of our intercompany balances associated with, our internationally focused websites are exposed to foreign exchange rate fluctuations. Upon translation, net sales and other operating results from our international operations may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. If the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions will result in increased net revenues and operating expenses. Similarly, our net revenues and operating expenses will decrease if the U.S. dollar strengthens against foreign currencies. As we have expanded our international operations, our exposure to exchange rate fluctuations has become more pronounced. We may enter into short-term currency forward contracts to offset the foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. The use of such hedging activities may not offset more than a portion of the adverse financial impact resulting from unfavorable movements in foreign exchange rates. See Item 7A of Part II in our Annual Report on Form 10-K for the year ended December 31, 2006, which was filed on March 1, 2007, for information demonstrating the effect on our consolidated statements of operations from changes in exchange rates versus the U.S. dollar.
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
In January 2002, we adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). The statement generally establishes that goodwill and intangible assets with indefinite lives are not amortized, but are to be tested on an annual basis for impairment and, if impaired, are recorded as an impairment charge in income from operations. As of June 30, 2007, we had goodwill with an indefinite life of $239.8 million from our acquisitions. If our goodwill is determined for any reason to be impaired, the subsequent accounting of the impaired portion as an expense would lower our earnings and jeopardize our ability to demonstrate sustained profitability. On January 1, 2006, we adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all stock-based compensation based on estimated fair values. Our operating results for the second quarter of 2007 contain, and our operating results for future periods will contain, a charge for stock-based compensation related to stock options, restricted stock grants and employee stock purchases. As a result of our adoption of SFAS 123(R), our earnings for the second quarter of 2007 were lower than they would have been had we not been required to adopt SFAS 123(R). This will continue to be the case for future periods.
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
Item 4. Submission of Matters to a Vote of Security Holders
We held our annual meeting of shareholders on May 31, 2007, in Bloomington, Minnesota. The Company solicited proxies and filed definitive proxy statements with the United States Securities and Exchange Commission pursuant to Regulation 14A. Holders of 37,218,298 shares of the Company’s common stock were present in person, or by proxy, representing 90.04% of the Company’s 41,334,620 shares outstanding on the record date. The matters voted upon and the votes cast at the meeting were as follows:
     Item 1: Election of three Class 2 directors to serve on the Board of Directors for a term of three years (expiring in 2010):

	For	Against
Joel A. Ronning	31,426,069	5,792,229
Perry W. Steiner	30,731,550	6,486,748
J. Paul Thorin	30,246,011	6,972,287
Other individuals whose term of office as Director continued after the meeting included William J. Lansing, Frederic M. Seegal and Thomas F. Madison.
     Item 2: Approval of 2007 Equity Incentive Plan:

For	Against	Abstain	Broker Non-Vote
26,834,310	5,032,198	92,485	5,259,305
     Item 3: Ratification of the appointment of Ernst & Young LLP as the Company’s independent auditor for the fiscal year ending December 31, 2007:

For	Against	Abstain	Broker Non-Vote
34,293,783	2,894,196	30,319	0

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On June 25, 2007, the Board of Directors authorized a new share repurchase program of up to $200.0 million of our outstanding shares of common stock. This new program supersedes and replaces the $50.0 million share repurchase program adopted in 2005. Under the new program, the shares may be repurchased in the open market or in privately negotiated transactions. Repurchases are at our discretion based on ongoing assessments of the capital needs of the business, the market price of our common stock and general market conditions. No time limit was set for the completion of the repurchase program.
During the six months ended June 30, 2007, no shares were repurchased under the 2007 repurchase program. Approximately $200 million remains available for repurchases of our common stock.

			Total number of	Approximate dollar value
	Total number	Average	shares purchased	of shares that may yet be
	of shares	price paid	as part of publicly	purchased under the plan
Period	purchased	per share	announced plan	(in millions)
April 1, 2007 - April 30, 2007	—	—	—	$36.6
May 1, 2007 - May 31, 2007	—	—	—	$36.6
June 1, 2007 - June 30, 2007	—	—	—	$200.0
Total	—		—

Item 6. Exhibits
(a) Exhibits

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENTS

3.1 (1)	Amended and Restated Certificate of Incorporation, as amended, as currently in effect.
3.2 (2)	Amended and Restated Bylaws, as currently in effect.
4.1 (3)	Specimen of Common Stock Certificate.
4.2 (1)	Form of Senior Debt Indenture.
4.3 (1)	Form of Subordinated Debt Indenture.
4.4	References are made to Exhibits 3.1 and 3.2.
4.5 (4)	Indenture dated as of June 1, 2004 between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the Note.

12.1	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as exhibits 3.1 and 3.3 and exhibits 4.5 and 4.6 to our Registration Statement on Form S-3, File No. 333-81626, filed on January 29, 2002, declared effective on February 12, 2002, and incorporated herein by reference.

(2)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001, and incorporated herein by reference.

(3)	Filed as an exhibit to our Registration Statement on Form S-1, File No. 333-56787, declared effective on August 11, 1998, and incorporated herein by reference.

(4)	Filed as exhibit 99.1 to our Current Report on Form 8-K, filed on July 13, 2004 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2007	DIGITAL RIVER, INC.
	By:	/s/ THOMAS M. DONNELLY
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