Form 10-Q
period 2007-09-30
DIGITAL RIVER INC /DE
filed 2007-11-09
CIK 1062530

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
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
The number of shares of common stock outstanding at November 1, 2007 was 40,413,436 shares.

DIGITAL RIVER, INC.
Form 10-Q
Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DIGITAL RIVER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited)
	September 30,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$371,100	$390,243
Short-term investments	267,352	235,699
Accounts receivable, net of allowance of $3,180 and $2,339	64,549	52,392
Deferred income taxes	15,399	19,687
Prepaid expenses and other	7,583	6,025

Total current assets	725,983	704,046

Property and equipment, net	25,497	24,079
Goodwill	273,361	243,799
Intangible assets, net of accumulated amortization of $57,263 and $50,092	15,992	21,106
Deferred income taxes	17,403	1,276
Other assets	12,018	11,957

TOTAL ASSETS	$1,070,254	$1,006,263

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$146,770	$141,386
Accrued payroll	13,992	12,097
Deferred revenue	8,980	7,040
Accrued acquisition costs	1,255	5,654
Other accrued liabilities	52,605	39,982

Total current liabilities	223,602	206,159

NON-CURRENT LIABILITIES:
Convertible senior notes	195,000	195,000
Other liabilities	10,125	1,345

Total non-current liabilities	205,125	196,345

TOTAL LIABILITIES	428,727	402,504

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $.01 par value; 120,000,000 shares authorized; 40,328,998 and 40,458,093 shares issued and outstanding	403	404
Additional paid-in capital	567,837	546,758
Retained earnings	48,108	44,989
Accumulated other comprehensive income	25,179	11,608

Total stockholders’ equity	641,527	603,759

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,070,254	$1,006,263

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data; unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue	$82,539	$75,337	$252,397	$224,628
Costs and expenses:
Direct cost of services	3,009	1,912	7,998	5,689
Network and infrastructure	7,983	7,761	22,812	21,502
Sales and marketing	32,945	28,451	99,927	83,018
Product research and development	10,170	8,338	27,057	23,428
General and administrative	9,055	8,054	28,711	24,551
Depreciation and amortization	3,120	2,943	9,269	7,671
Amortization of acquisition-related intangibles	1,611	3,313	5,964	9,191

Total costs and expenses	67,893	60,772	201,738	175,050

Income from operations	14,646	14,565	50,659	49,578
Other income, net	7,528	5,804	22,528	15,131

Income before income tax expense	22,174	20,369	73,187	64,709

Income tax expense	6,875	5,581	22,689	20,255

Net income	$15,299	$14,788	$50,498	$44,454

Net income per share — basic	$0.38	$0.37	$1.25	$1.17

Net income per share — diluted	$0.35	$0.33	$1.12	$1.04

Shares used in per-share calculation — basic	40,078	39,619	40,555	38,126

Shares used in per-share calculation — diluted	45,386	45,666	46,099	44,107

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Nine Months Ended
	September 30,
	2007	2006
OPERATING ACTIVITIES:
Net income	$50,498	$44,454
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of acquisition-related intangibles	5,964	9,191
Change in accounts receivable allowance, net of acquisitions	628	426
Depreciation and amortization	9,269	7,671
Stock-based compensation expense related to stock-based compensation plans	10,536	10,388
Excess tax benefits from stock-based compensation	(11,297)	(3,032)
Deferred and other income taxes	17,337	17,676
Change in operating assets and liabilities (net of acquisitions):
Accounts receivable	(8,373)	(2,351)
Prepaid and other assets	(1,652)	(291)
Accounts payable	810	(7,028)
Deferred revenue	1,782	881
Income tax payable	3,314	1,022
Other accrued liabilities	5,912	5,680

Net cash provided by operating activities	84,728	84,687

INVESTING ACTIVITIES:
Purchases of investments	(228,342)	(135,911)
Sales of investments	197,645	116,446
Cash paid for acquisitions, net of cash received	(30,573)	(37,998)
Purchases of equipment and capitalized software	(9,752)	(12,825)

Net cash used in investing activities	(71,022)	(70,288)

FINANCING ACTIVITIES:
Proceeds from sales of common stock	—	172,700
Exercise of stock options	11,244	10,579
Sales of common stock under employee stock purchase plan	1,244	933
Repurchase of common stock	(62,968)	—
Repurchase of restricted stock to satisfy tax withholding obligation	(382)	—
Excess tax benefits from stock-based compensation	11,297	3,032

Net cash (used in)/provided by financing activities	(39,565)	187,244

EFFECT OF EXCHANGE RATE CHANGES ON CASH	6,716	2,263

NET INCREASE IN CASH AND CASH EQUIVALENTS	(19,143)	203,906
CASH AND CASH EQUIVALENTS, beginning of period	390,243	131,770

CASH AND CASH EQUIVALENTS, end of period	$371,100	$335,676

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest on Convertible Senior Notes	$2,438	$2,438

Cash paid for income taxes	$1,819	$1,424

Noncash investing and financing activities:
Common stock issued in acquisitions and earn-outs	$986	$1,172

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which in our opinion are necessary to fairly state our consolidated financial position, results of operations and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2007, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2007. The December 31, 2006, balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States.
Summary of Significant Accounting Policies
A detailed description of our significant accounting policies can be found in our most recent Annual Report filed on Form 10-K for the fiscal year ended December 31, 2006.
Research and Development and Software Development
Research and development expenses consist primarily of development personnel and non-employee contractor costs related to the development of new products and services, enhancement of existing products and services, quality assurance, and testing. Costs to develop software for internal use are required to be capitalized and amortized over the estimated useful life of the software in accordance with AICPA Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” During the nine months ended September 30, 2007, and 2006, we did not capitalize any software development costs.
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
Recent Accounting Pronouncements
In September 2006, the FASB issued statement No. 157, “Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. We have not yet determined the impact of this Statement on our financial condition and results of operations.
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
In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. On January 1, 2007, we adopted the provisions of FIN 48 and as a result, we recognized no material adjustment in the liability for unrecognized income tax benefits.
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

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Earnings per share — basic
Net income — basic	$15,299	$14,788	$50,498	$44,454
Weighted average shares outstanding — basic	40,078	39,619	40,555	38,126

Earnings per share — basic	$0.38	$0.37	$1.25	$1.17

Earnings per share — diluted
Net income — basic	$15,299	$14,788	$50,498	$44,454
Exclude: Interest expense and amortized financing cost of convertible senior notes, net of tax benefit	434	435	1,304	1,305

Net income — diluted	$15,733	$15,223	$51,802	$45,759

Weighted average shares outstanding — basic	40,078	39,619	40,555	38,126
Dilutive impact of non-vested stock and options outstanding	883	1,622	1,119	1,556
Dilutive impact of convertible senior notes	4,425	4,425	4,425	4,425

Weighted average shares outstanding — diluted	45,386	45,666	46,099	44,107

Net income per share — diluted	$0.35	$0.33	$1.12	$1.04

In accordance with the Emerging Issues Task Force (EITF), Issue No. 04-8, the unissued shares underlying contingent convertible notes are treated as if such shares were issued and outstanding for the purposes of calculating GAAP diluted earnings per share beginning with the issuance of our 1.25% convertible senior notes on June 1, 2004.
3. BUSINESS COMBINATIONS, GOODWILL AND INTANGIBLE ASSETS
Acquisitions completed in 2007
On September 1, 2007, we acquired all of the capital stock of NetGiro Systems AB (NetGiro), a privately held company based in Stockholm, Sweden, for approximately $27.6 million in cash. NetGiro is a payment service provider. The agreement also provides NetGiro shareholders with an earn-out opportunity based on NetGiro achieving certain revenue and earnings targets during the first year subsequent to the acquisition. The allocation of the purchase price of Netgiro will be finalized upon completion of the analysis of the fair value of Netgiro’s assets. The result of the allocation of the purchase price between amortizable costs and goodwill could have an impact on our future operating results.
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
In January 2006, we acquired all of the capital stock of Direct Response Technologies, Inc. (Direct Response), a privately held company based in Pittsburgh, Pennsylvania, for approximately $15.0 million in cash. Direct Response, a provider of tools for managing affiliate networks, is now named DR Marketing Solutions, Inc. The agreement also provided Direct Response shareholders with an earn-out opportunity based on DR Marketing Solutions, Inc. achieving certain revenue and earnings targets during the first three years subsequent to the acquisition. In 2006, we accrued $3.5 million for future earn-out payments. In 2007, pursuant to the January 2006 acquisition agreement, certain adjustments were made to the earn-out obligations under this agreement. Under the restructured earn-out agreement a final earn-out of $3.5 million was accrued and paid during the third quarter of 2007. These earn-outs have been recorded as goodwill in 2006 and 2007 as they were considered incremental to the purchase price.

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Future Earn-outs
As of September 30, 2007, there was an estimated potential for future earn-outs of approximately $0.7 million in excess of the $0.6 million in earn-outs included in accrued acquisition costs. Any of the estimated maximum potential future earn-out beyond the $0.6 million accrual will result in additional goodwill.
Pro Forma Operating Results (Unaudited)
The consolidated financial statements include the operating results of each business from the date of acquisition. The following unaudited pro forma condensed results of operations for the three and nine months ended September 30, 2007 and 2006 have been prepared as if each of the acquisitions in 2007 and 2006 had occurred on January 1, 2006 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue	$84,452	$77,664	$260,312	$235,843
Income from operations	14,706	14,635	51,516	49,230
Net income	15,359	14,858	51,354	43,887

Basic net income per share	$0.38	$0.38	$1.27	$1.15
Diluted net income per share	$0.35	$0.33	$1.14	$1.02
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
We complete our annual impairment test using a two-step approach based in the fourth quarter of each fiscal year, and reassess any intangible assets, including goodwill, recorded in connection with earlier acquisitions. There was no impairment of goodwill or other intangible assets in the three and nine months ended September 30, 2007 and 2006.
Information regarding our other intangible assets is as follows (in thousands):

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	As of September 30, 2007
	Carrying Amount	Accumulated	Carrying Amount
	Gross	Amortization	Net
Customer relationships	$43,729	$32,382	$11,347
Non-compete agreements	5,317	5,284	33
Technology/tradename	24,209	19,597	4,612

Total	$73,255	$57,263	$15,992

	As of December 31, 2006
	Carrying Amount	Accumulated	Carrying Amount
	Gross	Amortization	Net
Customer relationships	$43,072	$28,890	$14,182
Non-compete agreements	5,251	5,017	234
Technology/tradename	22,875	16,185	6,690

Total	$71,198	$50,092	$21,106

Amortization expense for the three months ended September 30, 2007 and 2006 was $1.6 million and $3.3 million, respectively and $6.0 million and $9.2 million for the nine months ended September 30, 2007 and 2006, respectively. Estimated amortization expense for the remaining life of the intangible assets, based on intangible assets as of September 30, 2007, is as follows (in thousands):

Year
2007	$1,234
2008	4,480
2009	3,570
2010	1,853
2011	1,286
2012	1,236
Thereafter	2,333

Total	$15,992

4. STOCKHOLDERS’ EQUITY
Option and Restricted Stock Awards
2007 Plan
Our stockholders approved the Digital River, Inc. 2007 Equity Incentive Plan (the “2007 Plan”) at the Company’s annual stockholder meeting held on May 31, 2007. The number of shares issuable under the 2007 Plan equals 2,000,000 shares of our common stock. In addition, shares not issued under the 1998 Plan shall become available for issuance under the 2007 Plan to the extent a stock option or other stock award under the 1998 Plan expires or terminates before shares of common stock are issued under the award. Under our 2007 Equity Incentive Plan we have the flexibility to grant incentive and non-statutory stock options, restricted stock awards, restricted stock unit awards and performance shares to our directors, employees, and consultants.
1998 Plan
Under our 1998 Equity Incentive Plan, as amended and restated (the “1998 Plan”), we have the flexibility to grant incentive and non-statutory stock options, restricted stock awards, restricted stock unit awards and performance shares to our directors, employees, and consultants.
General Stock Award Information
As of September 30, 2007, there were 912,063 and 2,000,000 shares available for future awards under our 1998 Plan and 2007 Plan, respectively. The number of shares available has been reduced by three shares for every two shares granted under the stock award plan that does not provide for full payment by the participant.

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
A summary of the changes in outstanding options under the 1998 Plan and 2007 Plan is as follows:

				Weighted
	Shares		Options	Average
	Available	Options	Price	Price
	for Grant	Outstanding	Per Share	Per Share
Balance, December 31, 2005	1,928,584	4,523,385	$2.59-$31.13	$16.69
Granted	(395,000)	395,000	29.75 - 57.36	38.64
Restricted stock effect on shares available for grant	(134,250)	N/A	N/A	N/A
Exercised		(1,219,736)	2.59 - 45.24	17.31
Canceled/expired	140,866	(140,866)	2.59 - 30.69	22.57

Balance, December 31, 2006	1,540,200	3,557,783	$2.59-$57.36	$18.68
Granted	(535,376)	535,376	45.07 - 56.61	54.52
Restricted stock effect on shares available for grant	(220,688)	N/A	N/A	N/A
Exercised		(1,089,476)	2.59 - 45.24	10.32
Canceled/expired	127,927	(127,927)	4.56 - 55.39	37.25
Additional Shares Reserved	2,000,000	N/A	N/A	N/A

Balance, September 30, 2007	2,912,063	2,875,756	$2.59-$57.36	$27.69

The total pretax intrinsic value of options exercised during the nine months ended September 30, 2007, was $45.6 million.
The following table summarizes significant ranges of outstanding and exercisable options under our 1998 Plan and 2007 Plan as of September 30, 2007:

	Options Outstanding				Options Exercisable
		Weighted	Weighted	Aggregate		Weighted	Aggregate
	Number	Average	Average	Intrinsic	Number	Average	Intrinsic
Exercise Price	Outstanding	Life Remaining	Price	Value	Exercisable	Price	Value

$2.59 - $3.88	19,787	3.2 years	$2.75	$831,117	19,787	$2.75	$831,117
4.56 - 7.55	241,742	3.7 years	5.52	9,484,183	241,742	5.52	9,484,183
9.12 - 13.92	552,854	5.0 years	11.76	18,236,377	464,474	11.93	15,244,714
16.72 - 22.98	502,331	6.1 years	22.38	11,236,144	432,395	22.64	9,560,790
23.01 - 30.69	738,755	7.4 years	27.87	12,470,622	332,479	27.74	5,656,671
33.58 - 57.36	820,287	9.1 years	48.64	2,099,364	152,977	44.20	738,731

$2.59 - $57.36	2,875,756	6.8 years	$27.69	$54,357,807	1,643,854	$19.89	$41,516,206

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $44.75 as of September 30, 2007, which would have been received by the option holders had those option holders exercised their options as of that date.

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of the changes in restricted stock under our 1998 Plan and 2007 Plan as of September 30, 2007, is as follows:

		Weighted
	Restricted	Average
	Stock	Intrinsic Value
Non-Vested Balance, December 31, 2005	—	$—
Granted	89,500	39.96
Vested	—	—
Forfeited	—	—

Non-Vested Balance, December 31, 2006	89,500	$39.96

Granted	158,389	55.22
Vested	(22,713)	38.68
Forfeited	(11,264)	55.39

Non-Vested Balance, September 30, 2007	213,912	$50.58

Employee Stock Purchase Plan
We also sponsor an employee stock purchase plan (“ESPP”) under which 1,200,000 shares have been reserved for purchase by employees. The purchase price of the shares under the ESPP is the lesser of 85% of the fair market value on the first or last day of the offering period. Offering periods are currently every six months ending on June 30 and December 31. Employees may designate up to ten percent of their compensation for the purchase of shares under the plan. Total shares purchased by employees under the ESPP were 32,354 shares for the nine months ended September 30, 2007, and 71,183 shares and 82,471 shares in the years ended December 31, 2006 and 2005, respectively. There were 524,499 shares still reserved under the ESPP as of September 30, 2007.
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
Stock Repurchase Activity
In June 2007 our Board of Directors authorized a new stock buyback program to repurchase up to an aggregate of $200 million of our common stock. This buyback program supersedes the prior buyback program. During the three months ended September 30, 2007 we repurchased 1,372,185 shares for $63.01 million.
Rule 10b5-1 Trading Plans
Our Chief Executive Officer, Joel A. Ronning, has entered into a trading plan pursuant to Rule 10b5-1(c)(1) of the Securities Exchange Act of 1934, as amended. A trading plan is a written document that pre-establishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock including the exercise and sale of employee stock options and shares acquired pursuant to the Company’s employee stock purchase plan and upon vesting of restricted stock.
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

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Costs and expenses
Direct cost of services	$223	$197	$643	$629
Network and infrastructure	58	78	191	248
Sales and marketing	1,230	1,268	3,848	3,880
Product research and development	391	556	1,409	1,732
General and administrative	1,509	1,357	4,445	3,899

Stock-based compensation included in costs and expenses	3,411	3,456	10,536	10,388
Tax benefit	(913)	(1,286)	(2,953)	(3,864)

Stock-based compensation expense, net of tax	$2,498	$2,170	$7,583	$6,524

Valuation Information under SFAS 123(R)
The weighted-average fair value of stock options granted during the nine months ended September 30, 2007 and 2006 were $22.51 and $18.64 per share, respectively, using the Black-Scholes option pricing model with the following weighted average assumptions:

	Nine Months Ended
	September 30,
	2007	2006

Risk-free interest rate	4.5%	4.7%

Expected life (years)	3.5	4.2

Volatility factor	0.51	0.60

Expected dividends	—	—
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
As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the three months ended September 30, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.
At September 30, 2007, there was approximately $24.6 million of total unrecognized stock-based compensation expense, adjusted for estimated forfeitures, related to unvested share-based awards. Unrecognized stock-based compensation expense is expected to be recognized over the next 4.9 years on a weighted average basis and will be adjusted for any future changes in estimated forfeitures.
5. INCOME TAXES
For the three months ended September 30, 2007 and 2006, our tax expense was $6.9 million and $5.6 million, respectively. For the three months ended September 30, 2007, our tax expense consisted of approximately $4.9 million of U.S. tax expense and $2.0 million of foreign tax expense. For the nine months ended September 30, 2007 and 2006, our tax expense was $22.7 million and $20.3 million, respectively. For the nine months ended September 30, 2007, our tax expense consisted of approximately $16.2 million of U.S. tax expense and $6.5 million of foreign tax expense.

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In prior years, there was uncertainty of future realization of the deferred tax assets resulting from acquired U.S. tax loss carry-forwards due to anticipated limitations, including limitations under Section 382 of the Internal Revenue Code. Therefore a valuation allowance equal to the deferred tax assets was recorded. We evaluated these deferred tax assets and concluded it is more likely than not that we will realize $11.6 million of these deferred tax assets. This is based on conclusions of an IRC Section 382 analysis completed during this year as well as our expected future taxable income. The release of the valuation allowance was recorded in the second quarter of 2007 and was reflected as a reduction to goodwill.
On January 1, 2007, we adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) an interpretation of FASB Statement No. 109 (SFAS 109). As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, we had $3.3 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At September 30, 2007, we had $4.2 million of unrecognized tax benefits. We do not believe that any of these unrecognized tax benefits will significantly change within twelve months of the reporting date.
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
In the third quarter of 2007 and 2006, we incurred interest expense of $0.6 million and $0.6 million, respectively, on the Notes and made no interest payments. Interest expense on the Notes was $1.8 million for each of the nine months ended September 30, 2007 and September 30, 2006.
7. LITIGATION
We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the final outcome of these matters is currently not determinable, we believe there is no litigation pending against us that is likely to have, individually or in the aggregate, a material adverse effect on our consolidated financial position, results of operations or cash flows. Because of the uncertainty inherent in litigation, it is possible that unfavorable resolutions of these lawsuits, proceedings and claims could exceed the amount we have currently reserved for these matters.

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
Our clients include many of the largest software and high-tech products companies and major retailers of these products, including Allume Systems, Inc., Autodesk, Inc., CompUSA, Inc., Computer Associates International, Inc., Canon Inc., Hewlett Packard Company, Lexmark, Inc., Microsoft Corporation, OfficeMax Inc., Nuance Communications, Inc., Symantec Corporation, and Trend Micro, Inc.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue	100.0%	100.0%	100.0%	100.0%

Cost of Revenue (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	3.6	2.5	3.2	2.5
Network and infrastructure	9.7	10.3	9.0	9.6
Sales and marketing	39.9	37.8	39.6	37.0
Product research and development	12.3	11.1	10.7	10.4
General and administrative	11.0	10.7	11.4	10.9
Depreciation and amortization	3.8	3.9	3.7	3.4
Amortization of acquisition-related costs	2.0	4.4	2.3	4.1

Total costs and expenses	82.3	80.7	79.9	77.9

Income from operations	17.7	19.3	20.1	22.1
Other income/(expense), net	9.1	7.7	8.9	6.7

Income before income tax expense	26.8	27.0	29.0	28.8
Income tax expense	8.3	7.4	9.0	9.0

Net income	18.5%	19.6%	20.0%	19.8%

We acquired Direct Response Technologies, Inc. (now DR Marketing Solutions, Inc.) in January 2006, MindVision, Inc. in June 2006 and NetGiro Systems AB on September 1, 2007. The results of these acquisitions must be factored into any comparison of our 2007 results to the results for 2006. See Note 3 of our Consolidated Financial Statements in this Form 10-Q for pro forma financial information as if these entities had been acquired on January 1, 2006.
REVENUE. Our revenue increased to $82.5 million for the three months ended September 30, 2007, from $75.3 million for the same period in the prior year, an increase of $7.2 million, or 9.6%. For the nine months ended September 30, 2007, revenue totaled $252.4 million, an increase of $27.8 million, or 12.4%, from revenue of $224.6 million in the same period of the prior year. The increase was primarily attributable to higher online sales activity across our client base, growth in the number of software publishers and online retailer clients we served, increased sales from international sites, expanded strategic marketing activities with a larger number of clients, and acquisitions. We also added over 100 new website stores in the first nine months of the year. Sales of security software products for PCs represent the largest contributor to our revenues.

International sales were approximately 43% and 39% of total sales in the three month period ended September 30, 2007 and 2006, respectively, and approximately 43% and 40% of total sales for the nine month period ended September 30, 2007 and 2006, respectively. The increase was primarily due to expansion of our international operations and strategic marketing services, and from making additional payment options available to our international global online shoppers.
DIRECT COST OF SERVICES. Our direct cost of services line item primarily includes the personnel costs and costs related to product fulfillment, physical on demand, our proprietary back-up CD production and client-specific dedicated costs. Direct cost of service expense was $3.0 million for the three months ended September 30, 2007, up from $1.9 million for the same period in the prior year. The increase is primarily due to increases in salaries and headcount related expenses to support on-going initiatives, increased sales and associated costs related to our physical-on-demand and CD2Go products. For the nine months ended September 30, 2007, direct cost of service expense was $8.0 million, up from $5.7 million for the same period of the prior year. The increase resulted primarily from personnel added to serve new clients and to handle increased transaction volumes. We currently believe that direct cost of services will increase in absolute dollars in 2007 compared to 2006 as we continue to expand our worldwide fulfillment capacity in order to meet anticipated shipment volumes from sales.
NETWORK AND INFRASTRUCTURE. Our network and infrastructure expense line item primarily includes the personnel costs and related expenses to operate and maintain our technology platforms, customer service, data communication and data center operations. Network and infrastructure expense was $8.0 million and $7.8 million for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007, network and infrastructure expense was $22.8 million, up from $21.5 million for the same period in the prior year. Increased expenses to support our revenue growth were offset by reductions from Symantec Corporation bringing certain customer service activities in-house. We currently believe that network and infrastructure expenses will increase in absolute dollars in 2007 compared to 2006 as a result of costs from acquisitions.
SALES AND MARKETING. Our sales and marketing expense line item primarily includes personnel costs and related expenses, advertising, promotional and product marketing expenses, credit card transaction and other payment processing fees, credit card chargebacks and bad debt expense. Sales and marketing expense increased to $32.9 million for the three months ended September 30, 2007, from $28.5 million for the same period in the prior year, an increase of $4.4 million, or 15.8%. The increase is primarily due to a $1.2 million increase in salaries and headcount related expenses to support on-going initiatives and new market opportunities, higher costs associated with marketForce services, specifically paid search, and payment processing fees from higher gross sales volumes. Sales and marketing expense increased to $99.9 million for the nine months ended September 30, 2007 from $83.0 million for the same period in the prior year, an increase of $16.9 million, or 20.4%. As a percentage of revenue, sales and marketing expense was 39.9% and 39.6% in the three months and nine months ended September 30, 2007, compared to 37.8% and 37.0% for the same periods in the prior year. The increases primarily resulted from $6.4 million in additional personnel and related expenses to support our new clients and expanded relationships with existing clients, our strategic marketing services programs including paid search advertising, and new international payment methods. We currently believe that sales and marketing expenses will increase in absolute dollars in 2007 compared to 2006, as we continue to expand our presence in global markets, offer increased levels of strategic marketing services to new and existing clients, and from costs from acquisitions.
PRODUCT RESEARCH AND DEVELOPMENT. Our product research and development expense line item includes the costs of personnel and related expenses associated with developing and enhancing our technology platforms and related systems. Product research and development expense increased to $10.2 million and $27.1 million, respectively, for the three and nine months ended September 30, 2007 from $8.3 million and $23.4 million for the same periods in the prior year, an increase of $1.9 million, or 22.0%, and $3.7 million, or 15.5%, respectively. The increase for the three months ended September 30, 2007 from the same period in the prior year is primarily due to an increase in personnel related expenses to support on-going initiatives. The increases in the first nine months were primarily driven by a $2.0 million increase in personnel related expenses to support our growth initiatives, and costs from recent acquisitions. During the first nine months of 2007, we continued to advance our remote-control technology, as well as the international and e-marketing capabilities. We did not capitalize any material costs related to software development during the three and nine months ended September 30, 2007 and 2006. As a percentage of revenue, product research and development expense was 12.3% and 10.7% in the three and nine months ended September 30, 2007, compared to 11.1% and 10.4% for the same periods in the prior year. We currently believe that product research and development expenses will increase in absolute dollars in 2007 compared to 2006, as a result of continued investments in product development required to remain competitive and costs from acquisitions completed in 2006 and 2007.

GENERAL AND ADMINISTRATIVE. Our general and administrative expense line item primarily includes the costs of executive, accounting, and administrative personnel and related expenses, insurance expense, and professional fees for legal, tax and audit services. General and administrative expenses increased to $9.1 million and $28.7 million, respectively, for the three and nine months ended September 30, 2007 from $8.1 million and $24.6 million for the same periods in the prior year, an increase of $1.0 million, or 12.4%, and $4.1 million, or 16.9%, respectively. The increase for the three months ended September 30, 2007 from the same period in the prior year is primarily due to an increase in personnel related expenses, including stock-based compensation. The increase for the nine months ended September 30, 2007 from the same period in the prior year includes a $0.5 million increase in stock-based compensation and a $1.2 million increase in salaries and headcount related expenses to support on-going initiatives and global expansion, litigation and other costs associated with the ongoing review of historical stock option practices, and from the addition of facilities to support our global expansion, such as our offices in Ireland and Luxembourg. As a percentage of revenue, general and administrative expense was 11.0% and 11.4% for the three and nine months ended September 30, 2007, compared to 10.7% and 10.9% for the same periods in the prior year. We currently believe that general and administrative expenses will increase in absolute dollars in 2007 compared to 2006, as we continue to invest in our infrastructure to support our continued organic growth, expenses related to new acquisitions and as we incur expenses related to the review of historical stock option practices.
DEPRECIATION AND AMORTIZATION. Our depreciation and amortization expense line item includes the depreciation of computer equipment and office furniture and the amortization of purchased and internally developed software, leasehold improvements made to our leased facilities, and debt financing costs. Computer equipment, software and furniture are depreciated under the straight-line method using three to seven year lives, and leasehold improvements are amortized over the shorter of the life of the asset or the remaining length of the lease. Depreciation and amortization expense was $3.1 million and $9.3 million for the three and nine months ended September 30, 2007, respectively, compared to $2.9 million and $7.7 million for the same periods in the prior year. The increase was primarily due to depreciation and amortization on new data center equipment, software and facilities. We currently believe that depreciation and amortization expense will increase in absolute dollars in 2007 compared to 2006 as we continue to invest in infrastructure to support our global growth and from expenses related to acquisitions.
AMORTIZATION OF ACQUISITION-RELATED INTANGIBLES. Our amortization of acquisition-related intangibles line item consists of amortization of intangible assets recorded from nine of our acquisitions during the past four years. Amortization of acquisition-related intangible assets was $1.6 million and $6.0 million, respectively, for the three and nine months ended September 30, 2007, compared to $3.3 million and $9.2 million for the same periods in the prior year. The decrease was due to lower expense from intangible assets that have become fully amortized partially offset by additional amortization from recent acquisitions. We have purchased, and expect to continue purchasing, assets or businesses, which may include the purchase of intangible assets.
OTHER INCOME, NET. Our other income, net line item is the total of interest income on our cash, cash equivalents and short-term investments, interest expense on our debt and foreign currency transaction gains and losses. Interest income was $7.8 million and $24.0 million, respectively, for the three and nine months ended September 30, 2007, compared to $6.4 million and $15.6 million for the same periods in the prior year. The increase in interest income was primarily due to higher average cash and short-term investment balances resulting from cash provided by operating activities and net proceeds of $172.7 million from sales of common stock at the end of March 2006, and higher short-term interest rates. Interest expense was unchanged at $0.6 million and $1.8 million, respectively, for the three and nine months ended September 30, 2007 and 2006. Foreign currency re-measurement was a gain of $0.3 million and $0.4 million for the three and nine months ended September 30, 2007, respectively, compared to a gain of $0.0 million and $1.4 million for the same period in the prior year. Gains and losses from the sale of investments were immaterial for the three and nine months ended September 30, 2007 and 2006.
INCOME TAXES. For the three months ended September 30, 2007 and 2006, our tax expense was $6.9 million and $5.6 million, respectively. For the three months ended September 30, 2007, our tax expense consisted of approximately $4.9 million of U.S. tax expense and $2.0 million of foreign tax expense. For the nine months ended September 30, 2007 and 2006, our tax expense was $22.7 million and $20.3 million, respectively. For the nine months ended September 30, 2007, our tax expense consisted of approximately $16.2 million of U.S. tax expense and $6.5 million of foreign tax expense.

In prior years, there was uncertainty of future realization of the deferred tax assets resulting from acquired U.S. tax loss carry-forwards due to anticipated limitations, including limitations under Section 382 of the Internal Revenue Code. Therefore a valuation allowance equal to the deferred tax assets was recorded. We evaluated these deferred tax assets and concluded it is more likely than not that we will realize $11.6 million of these deferred tax assets. This is based on conclusions of an IRC Section 382 analysis completed during this year as well as our expected future taxable income. The release of the valuation allowance was recorded in the second quarter of 2007 and was reflected as a reduction to goodwill.
On January 1, 2007, we adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48) an interpretation of FASB Statement No. 109 (SFAS 109). As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, we had $3.3 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At September 30, 2007, we had $4.2 million of unrecognized tax benefits. We do not believe that any of these unrecognized tax benefits will significantly change within twelve months of the reporting date.
We recognize interest and penalties related to uncertain tax positions in income tax expense. As of January 1, 2007, we had approximately $50,000 of accrued interest related to uncertain tax positions.
The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which we are subject.
Off Balance Sheet Arrangements
None

Liquidity and Capital Resources
As of September 30, 2007, we had $371.1 million of cash and cash equivalents, $267.4 million of short-term investments and working capital of approximately $502.4 million. Significant components of our working capital are cash and cash equivalents, short term investments and short term receivables net of client and merchant payables. Our primary source of internal liquidity is our operating activities. Net cash provided by operating activities for the nine months ended September 30, 2007 and 2006 was $84.7 million and $84.7 million, respectively. Net cash provided by operations during the first half of 2007 and 2006 was primarily the result of net income adjusted for non-cash expenses, and balance sheet changes such as a decrease in accounts receivable.
Net cash used in investing activities for the nine months ended September 30, 2007, was $71.0 million and was the result of net purchases of investments of $30.7 million, cash paid for acquisitions net of cash received of $30.6 million, and purchases of capital equipment of $9.7 million. Net cash used in investing activities for the nine months ended September 30, 2006 was $70.3 million and was the result of net purchases of investments of $19.5 million, cash paid for acquisitions net of cash received of $38.0 million, and purchases of capital equipment of $12.8 million. In January 2006, we acquired Direct Response Technologies, Inc. (now DR Marketing Solutions, Inc.) for approximately $15.0 million in cash, and in June 2006, we acquired MindVision for approximately $21.2 million in cash payments to stockholders plus the assumption of certain liabilities.
On September 1, 2007, we acquired all of the capital stock of NetGiro Systems AB (NetGiro), a privately held company based in Stockholm, Sweden, for approximately $27.6 million in cash. NetGiro is a payment service provider. The agreement also provides NetGiro shareholders with an earn-out opportunity based on NetGiro achieving certain revenue and earnings targets during the first year subsequent to the acquisition.
Net cash used by financing activities during the nine months ended September 30, 2007, was $39.6 million. Proceeds of $12.5 million were provided by the sale of stock through the exercise of stock options and the employee stock purchase plan, and proceeds of $11.3 million were provided by the excess tax benefit from stock-based compensation. In July 2007, we repurchased $63.0 million of common stock, which reduced our net cash provided by financing activities. Net cash provided by financing activities during the nine months ended September 30, 2006, was $187.2 million. In March 2006, we sold 4.0 million shares of our common stock. The offering provided net proceeds of $172.7 million, and was made pursuant to a shelf registration statement previously filed with the Securities and Exchange Commission. Proceeds of $11.5 million were provided by the sale of stock through the exercise of stock options and purchases through the employee stock purchase plan, and proceeds of $3.0 million were provided by the excess tax benefit from stock-based compensation.
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
The following table summarizes our principal contractual commitments as of September 30, 2007:

	Payment due by period (in thousands)
	Total Amount	Oct-Dec			2012 and
Contractual Obligations	Committed	2007	2008-2009	2010-2011	Thereafter

Operating Lease Obligations	$13,501	$1,263	$5,149	$1,422	$5,667
Convertible Senior Notes	$235,219	$—	$4,875	$4,875	$225,469
Total	$248,720	$1,263	$10,024	$6,297	$231,136
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
With respect to our 1.25% convertible senior notes due January 1, 2024 (the “Notes”), we are required to pay interest on the Notes on January 1 and July 1 of each year so long as the Notes are outstanding. On July 2, 2007, we paid $1.2 million in interest for the period January 1 through September 30, 2007. The Notes bear interest at a rate of 1.25% and, if specified conditions are met, are convertible into our common stock at a conversion price of $44.063 per share. The Notes may be surrendered for conversion under certain circumstances, including the satisfaction of a market price condition, such that the price of our common stock reaches a specified threshold; the satisfaction of a trading price condition, such that the trading price of the Notes falls below a specified level; the redemption of the Notes by us, the occurrence of specified corporate transactions, as defined in the related indenture; and the occurrence of a fundamental change, as defined in the related indenture. The initial conversion price is equivalent to a conversion rate of approximately 22.6948 shares per $1,000 of principal amount of the Notes. We will adjust the conversion price if certain events occur, as specified in the related indenture, such as the issuance of our common stock as a dividend or distribution or the occurrence of a stock subdivision or combination. In addition, contingent interest is required to be paid to holders if certain conditions are met. If a fundamental change, such as a change in our control, as defined in the related indenture, occurs on or before January 1, 2009, we may also be required to purchase the Notes for cash and pay an additional make whole premium payable in our common stock upon the repurchase or conversion of the Notes in connection with the fundamental change. Holders of the Notes have the right to require us to repurchase their Notes prior to maturity on January 1, 2009, 2014 and 2019. We have the right to redeem the Notes, under certain circumstances, on or after July 1, 2007 and prior to January 1, 2009, and we may redeem the Notes at any time on or after January 1, 2009.
In June 2007, the Board of Directors authorized a new share repurchase program of up to $200.0 million of our outstanding shares of common stock. This new program supersedes and replaces the $50.0 million share repurchase program adopted in 2005. Under the new program, the shares may be repurchased in the open market or in privately negotiated transactions. Repurchases are at our discretion based on ongoing assessments of the capital needs of the business, the market price of our common stock and general market conditions. No time limit was set for the completion of the repurchase program. During the three months ended September 30, 2007, we repurchased 1,372,185 shares for $63.0 million.
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

Item 3. Qualitative and Quantitative Disclosure About Market Risk
Interest Rate Risk
Our portfolio of cash equivalents and short-term investments is maintained in a variety of securities, including government agency obligations and money market funds. Investments are classified as available-for-sale securities and carried at their market value with cumulative unrealized gains or losses recorded as a component of “accumulated other comprehensive income” within stockholders’ equity. At September 30, 2007, all securities held had maturities or reset dates of less than three years. A sharp rise in interest rates could have an adverse impact on the market value of certain securities in our portfolio. We do not currently hedge our interest rate exposure and do not enter into financial instruments for trading or speculative purposes or utilize derivative financial instruments.
At September 30, 2007, we had long-term debt of $195.0 million associated with our Notes. The market value of our long-term debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.
Foreign Currency Risk
Our business has historically been transacted primarily in the U.S. dollar and, as such, has not been subject to material foreign currency exchange rate risk. However, the growth in our international operations has increased our exposure to foreign currency fluctuations as well as other risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures and other regulations and restrictions. Further, we recently acquired NetGiro Systems, a payment processor based in Stockholm, Sweden that processes international transactions, and the anticipated growth of this company will increase our exposure to foreign currency fluctuations. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.
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

Item 4. Controls and Procedures
(a)	We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934) were effective in providing reasonable assurance that material information required to be disclosed by us in this Form 10-Q was recorded, processed, summarized and reported in a timely manner.
(b)	During the quarter ended September 30, 2007, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
NetRatings, Inc. has brought a claim against us regarding US Patents Nos. 5,675,510, 6,115,680, 6,108,637, 6,138,155 and 6,763,386, which are owned by NetRatings. These patents claim web analytic and reporting systems. The case was filed in the U.S. District Court for the District of Minnesota on October 5, 2006. The complaint seeks injunctive relief, declaratory relief, damages and attorney’s fees. We have denied infringement of any valid claim of the patents-in-suit. In November 2007, the parties will submit briefs to support their positions on how the asserted patents should be read and understood and a Markman hearing has been scheduled for December 2007. We intend to vigorously defend ourselves in this matter.
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
Sales of products for one software publisher client, Symantec Corporation, accounted for approximately 26.2% of our revenue during the third quarter of 2007. In addition, revenues derived from proprietary Digital River services sold to Symantec end-users and sales of Symantec products through our oneNetwork retail and affiliate channel together accounted for approximately 11.9% of total Digital River revenue. In addition, a limited number of other software and physical goods clients contribute a large portion of our annual revenue. Contracts with our clients are generally one or two years in length. If any one of these key contracts is not renewed or otherwise terminates, or if revenues from these clients decline for any other reason (such as competitive developments), our revenue would decline and our ability to sustain profitability would be impaired. If our contract with Symantec is not renewed or otherwise terminated, or if revenues from Symantec and Symantec-related services decline for any other reason, our revenue and our ability to sustain profitability could be materially adversely impaired. It is important to our ongoing success that we maintain our key client relationships and, at the same time, develop new client relationships.
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
We sell products and services to end-users outside the United States and we intend to continue expanding our international presence. In the third quarter of 2007, our sales to international consumers represented approximately 43% of our total sales. Expansion into international markets, particularly the European and Asia-Pacific regions, requires significant resources that we may fail to recover by generating additional revenue. Conducting business outside of the United States is subject to risks, including:
▪	Changes in regulatory requirements and tariffs;

▪	Uncertainty of application of local commercial, tax, privacy and other laws and regulations;

▪	Reduced protection of intellectual property rights;

▪	Difficulties in physical distribution for international sales;

▪	Higher incidences of credit card fraud and difficulties in accounts receivable collection;

▪	The burden and cost of complying with a variety of foreign laws;

▪	The possibility of unionization of our workforce outside the United States, particularly in Europe;

▪	Political, social and economic instability;

▪	Import and export license requirements and restrictions of the United States and every other country in which we operate; and

▪	Political or economic constraints on international trade or instability.
Any of the factors described above may have a material adverse effect on our ability to increase or maintain foreign sales. These risks have grown with the acquisitions of element 5 AG (now Digital River GmbH) and SWReg, which have substantial operations outside the U.S. and with our expansion into the Asia-Pacific region. More recently, we acquired NetGiro Systems which is based in Stockholm, Sweden.
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
Our quarterly and annual operating results are subject to fluctuations in demand for the products or services offered by us or our clients, such as anti-virus software and anti-spyware software. In particular, sales of anti-virus software represented a significant portion of our revenues in recent years and in the third quarter of 2007, and continue to be very important to our business. Demand for anti-virus software is subject to the unpredictable introduction of significant computer viruses. In 2006, Microsoft Corporation introduced products to protect businesses and consumers from computer viruses and other security risks. To the extent that Microsoft or others successfully introduce products or services not sold through our platform that are competitive with products and services sold by current Digital River clients (including anti-virus products and services), our revenues could be materially adversely affected.
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
A key element of our business strategy involves expansion through the acquisitions of businesses, assets, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. Between January 1, 1999 and September 30, 2007, we acquired 27 companies. We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships, and the purchase or sale of assets, including tangible and intangible assets such as intellectual property. We have acquired, and intend to continue engaging in strategic acquisitions of businesses, technologies, services and products. Since December 2005, we have acquired four businesses, Commerce5, Inc. (now DR globalTech, Inc.), Direct Response Technologies, Inc. (now DR Marketing Solutions, Inc.), MindVision, Inc. and NetGiro Systems AB.
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
Our quarterly and annual operating results have fluctuated significantly in the past and are likely to continue to do so in the future due to a variety of factors, some of which are outside our control. As a result, we believe that quarter-to-quarter and year-to-year comparisons of our revenue and operating results are not necessarily meaningful, and that these comparisons may not be accurate indicators of future performance. If our annual or quarterly operating results fail to meet the guidance we provide to securities analysts and investors or otherwise fail to meet their expectations, the trading price of our common stock will likely decline. Some of the factors that have contributed or may contribute to fluctuations in our quarterly and annual operating results include:
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
In addition, revenue generated by our software and digital commerce services is likely to fluctuate on a seasonal basis that is typical for the software publishing market in general. We believe that our first and fourth quarters are generally seasonally stronger than our second and third quarters due to the timing of new product introductions which generally do not occur in the summer months, the holiday selling period, and the post-holiday retail season.
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
From time to time, we are named as a defendant in lawsuits claiming that we have, in some way, violated the intellectual property rights of others. We have been notified of several potential patent disputes, and expect that we will increasingly be subject to patent infringement claims as our services expand in scope and complexity. Any assertions or prosecutions of claims like these could require us to expend significant financial and managerial resources. The defense of any claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause product enhancement delays or require that we develop non-infringing technology or enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may be unavailable on terms acceptable to us or at all. In the event of a successful claim of infringement against us and our failure or inability to develop non-infringing technology or license the infringed or similar technology on a timely basis, we may be unable to pursue our current business plan. We expect that we will increasingly be subject to patent infringement claims as our services expand in scope and complexity, and our results of operations and financial condition could be materially adversely affected.

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
We design, develop, implement and manage e-commerce solutions that are crucial to the operation of our clients’ businesses. Defects in the solutions we develop could result in delayed or lost revenue, adverse end-user reaction, and/or negative publicity, which could require expensive corrections. As a result, clients who experience these adverse consequences either directly or indirectly by using our services could bring claims against us for substantial damages. Any claims asserted could exceed the level of any insurance coverage that may be available to us. The successful assertion of one or more large claims that are uninsured, that exceed insurance coverage or that result in changes to insurance policies, including future premium increases, could adversely affect our operating results or financial condition.
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
Certain privacy and anti-email proponents have engaged in a practice of gathering, and publicly listing, network addresses that they believe have been involved in sending unwanted, unsolicited emails commonly known as SPAM. In response to user complaints about SPAM, Internet service providers have, from time to time, blocked such network addresses from sending emails to their users. If our network addresses mistakenly end up on these SPAM lists, our ability to provide services for our clients and consummate the sales of digital and physical goods over the Internet could be harmed.
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
Sales outside the United States accounted for approximately 43% of our total sales in the third quarter of 2007. The results of operations of, and certain of our intercompany balances associated with, our internationally focused websites are exposed to foreign exchange rate fluctuations. Upon translation, net sales and other operating results from our international operations may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. If the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions will result in increased net revenues and operating expenses. Similarly, our net revenues and operating expenses will decrease if the U.S. dollar strengthens against foreign currencies. As we have expanded our international operations, our exposure to exchange rate fluctuations has become more pronounced. We may enter into short-term currency forward contracts to offset the foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. The use of such hedging activities may not offset more than a portion of the adverse financial impact resulting from unfavorable movements in foreign exchange rates. See Item 7A of Part II in our Annual Report on Form 10-K for the year ended December 31, 2006, which was filed on March 1, 2007, for information demonstrating the effect on our consolidated statements of operations from changes in exchange rates versus the U.S. dollar.
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
In January 2002, we adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets’’ (SFAS No. 142). The statement generally establishes that goodwill and intangible assets with indefinite lives are not amortized, but are to be tested on an annual basis for impairment and, if impaired, are recorded as an impairment charge in income from operations. As of September 30, 2007, we had goodwill with an indefinite life of $273.4 million from our acquisitions. If our goodwill is determined for any reason to be impaired, the subsequent accounting of the impaired portion as an expense would lower our earnings and jeopardize our ability to demonstrate sustained profitability. On January 1, 2006, we adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all stock-based compensation based on estimated fair values. Our operating results for the third quarter of 2007 contain, and our operating results for future periods will contain, a charge for stock-based compensation related to stock options, restricted stock grants and employee stock purchases. As a result of our adoption of SFAS 123(R), our earnings for the third quarter of 2007 were lower than they would have been had we not been required to adopt SFAS 123(R). This will continue to be the case for future periods.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On June 25, 2007, the Board of Directors authorized a new share repurchase program of up to $200.0 million of our outstanding shares of common stock (the “2007 Repurchase Program”). This new program supersedes and replaces the $50.0 million share repurchase program adopted in 2005. Under the 2007 Repurchase Program, the shares may be repurchased in the open market or in privately negotiated transactions. Repurchases are at our discretion based on ongoing assessments of the capital needs of the business, the market price of our common stock and general market conditions. No time limit was set for the completion of the 2007 Repurchase Program.
During the nine months ended September 30, 2007, 1,372,185 shares were repurchased under the 2007 Repurchase Program. Approximately $137.0 million remains available for repurchases of our common stock.
The following table presents details of our repurchases during the three months ended September 30, 2007:

			Total number of	Approximate dollar value
	Total number	Average	shares purchased	of shares that may yet be
	of shares	price paid	as part of publicly	purchased under the plan
Period	purchased	per share	announced plan	(in millions)
July 1, 2007 - July 31, 2007	1,372,185	$45.89	1,372,185	$137.0
August 1, 2007 - August 31, 2007	—	—	—	$137.0
September 1, 2007 - September 30, 2007	—	—	—	$137.0

Total	1,372,185		1,372,185

Item 6. Exhibits
(a) Exhibits

EXHIBIT
NUMBER		DESCRIPTION OF DOCUMENTS
3.1	(1)	Amended and Restated Certificate of Incorporation, as amended, as currently in effect.

3.2	(2)	Amended and Restated Bylaws, as currently in effect.

4.1	(3)	Specimen of Common Stock Certificate.

4.2	(1)	Form of Senior Debt Indenture.

4.3	(1)	Form of Subordinated Debt Indenture.

4.4		References are made to Exhibits 3.1 and 3.2.

4.5	(4)	Indenture dated as of June 1, 2004 between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the Note.

12.1		Computation of Ratio of Earnings to Fixed Charges.

31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as exhibits 3.1 and 3.3 and exhibits 4.5 and 4.6 to our Registration Statement on Form S-3, File No. 333-81626, filed on January 29, 2002, declared effective on February 12, 2002, and incorporated herein by reference.

(2)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001, and incorporated herein by reference.

(3)	Filed as an exhibit to our Registration Statement on Form S-1, File No. 333-56787, declared effective on August 11, 1998, and incorporated herein by reference.

(4)	Filed as exhibit 99.1 to our Current Report on Form 8-K, filed on July 13, 2004 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2007	DIGITAL RIVER, INC.
	By:	/s/ THOMAS M. DONNELLY
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