Form 10-K
period 2007-12-31
DIGITAL RIVER INC /DE
filed 2008-02-29
CIK 1062530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of June 30, 2007, there were 41,489,018 shares of Digital River, Inc. common stock, issued and outstanding. As of such date, based on the closing sales price as quoted by The NASDAQ Stock Market, 40,191,937 shares of common stock, having an aggregate market value of approximately $1,818,685,000 were held by non-affiliates. For purposes of the above statement only, all directors and executive officers of the registrant are assumed to be affiliates.

The number of shares of common stock outstanding at February 1, 2008 was 40,580,644 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, regarding our strategy, future operations, financial position, estimated revenue, projected costs, projected savings, prospects, plans, opportunities and objectives constitute “forward-looking statements.” The words “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” and similar types of expressions identify forward-looking statements, although not all such statements contain these identifying words. These forward-looking statements are based upon information that is currently available to us and/or management’s current expectations, speak only as of the date hereof, and are subject to risks and uncertainties. We expressly disclaim any obligation, except as required by law, or undertaking to update or revise any forward-looking statements contained or incorporated by reference herein to reflect any change or expectations with regard thereto or to reflect any change in events, conditions, or circumstances on which any such forward-looking statement is based, in whole or in part. Our actual results may differ materially from the results discussed in or implied by such forward-looking statements. We are subject to a number of risks, some of which may be similar to those of other companies of similar size in our industry, including pre-tax losses, rapid technological changes, competition, limited number of suppliers, customer concentration, failure to successfully integrate acquisitions, adverse government regulations, failure to manage international activities, and loss of key individuals. Risks that may affect our operating results include, but are not limited to, those discussed in Part I Item 1A, titled “Risk Factors.” Readers should carefully review the risk factors described in this document and in other documents that we file from time to time with the Securities and Exchange Commission.

PART I

ITEM 1.	BUSINESS.

Overview

We provide end-to-end global e-commerce solutions to a wide variety of companies in software, consumer electronics, computer and video games, and other markets. We were incorporated in 1994 and began building and operating online stores for our clients in 1996. We offer our clients a broad range of services that enable them to quickly and cost effectively establish an online sales channel capability and to subsequently manage and grow online sales on a global basis. Our offerings help our clients mitigate risk and grow their online revenues. Our services include design, development and hosting of online stores, store merchandising and optimization, order management, denied parties screening, export controls and management, tax compliance and management, digital product delivery via download, physical product fulfillment, subscription management, multi-lingual customer service, online marketing including e-mail marketing, management of paid search programs, website optimization, web analytics and reporting.

Our products and services allow our clients to focus on promoting and marketing their brands while leveraging our investments in technology and infrastructure to facilitate the purchase of products from their online stores. When shoppers visit the store on one of our clients’ websites, they are transferred to our e-commerce platform. Once on our system, shoppers can browse for products and make purchases online. After a purchase is made, we either deliver the product digitally via download over the Internet or transmit instructions to a third party for physical fulfillment of the order. We also process the buyer’s payment, including collection and remittance of applicable taxes, and can provide customer service in multiple languages to handle order-related questions. We believe we are an example of an emerging trend known as “Software as a Service” (SaaS). We have invested substantial resources to develop our e-commerce software platform and we provide access and use of it to our clients as a service as opposed to selling the software to be operated on their own in-house computer hardware.

In addition to the services we provide that facilitate the completion of an online transaction, we also offer services designed to increase traffic to our clients’ online stores and improve the sales productivity of those stores. Our services include paid search advertising, search engine optimization, affiliate marketing, store optimization, and e-mail optimization. All of our services are designed to help our clients acquire customers more effectively, sell to those customers more often and more efficiently, and increase the lifetime value of each customer.

Our clients include many of the largest software, consumer electronics, and computer and video game companies and major retailers of these products, including Allume Systems, Inc., Autodesk, Inc., CompUSA, Inc., Computer Associates, Canon Inc., Electronic Arts, Inc., Hewlett Packard Company, Lexmark, Inc., Microsoft Corporation, Nuance Communications Inc, Symantec Corporation, and Trend Micro, Inc.

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

Industry Background

Growth of the Internet and E-Commerce.  E-Commerce sales continue to grow at a rapid rate. The U.S. Commerce Department reported that e-commerce sales in the fourth quarter of 2007 rose 18.0% compared to the fourth quarter of 2006, continuing a series of strong quarterly growth reports. We believe there are a number of factors that are contributing to the continued growth of e-commerce: (i) adoption of the Internet continues to increase globally; (ii) broadband technology is increasingly being used to deliver Internet service enabling the delivery of richer content as well as larger files to consumers; (iii) Internet users are becoming increasingly comfortable with the process of buying products online; (iv) the functionality of online stores continues to improve, offering a broader assortment of payment options with more promotion alternatives; (v) businesses are placing more emphasis on their online channel, reaching a larger audience at comparatively lower costs than the methods used to drive traffic to traditional bricks-and-mortar retail stores; and (vi) concerns about conflicts between online and traditional sales channels continue to subside.

Growing Interest in Direct Sales of Products to Consumers.  Increasingly, companies are selling their products directly to consumers via online sales channels. This is due to increased competition for shelf space in the traditional retail channels as well as recognition that direct sales channels can co-exist with traditional sales channels.

Opportunities for Outsourced E-Commerce.  We believe the market for outsourced e-commerce will continue to grow as there are advantages to outsourced e-commerce that will continue to make it an attractive alternative to building and maintaining this capability in-house. These advantages include: (i) eliminating the substantial up-front and ongoing costs of computer hardware, network infrastructure, specialized application software and training and support costs; (ii) reducing the time it takes to get online stores live and productive; (iii) shifting the ongoing technology, financial, regulatory and compliance risks to a proven service provider; (iv) leveraging the direct marketing expertise of an e-commerce service provider to accelerate growth of an online business; and (v) allowing businesses to focus on their specific core competencies.

Once an online store is established, it is immediately accessible to Internet users around the world. Web pages must be presented and customer service inquiries handled in multiple languages, and a variety of currencies and payment options must be accepted. The appropriate taxes must be collected and paid, payment fraud risk mitigated, fulfillment provided, and assurances made that products are not shipped to banned locations. These and other requirements of a global e-commerce system make it an expensive and potentially risky undertaking for any business. These factors also make a comprehensive outsourced offering, such as that provided by Digital River, an attractive alternative.

Shift from Physical to Electronic Delivery of Software.  Consumers have grown increasingly comfortable with the electronic delivery of digital products, such as software, computer and video games, music, and video. This shift from physical to electronic delivery is being driven by benefits to both buyers and sellers of these products. For buyers, downloaded products are immediately available for use and a wider variety of products are available than can be found in most retail stores. For sellers, electronic delivery eliminates inventory-stocking requirements, shipping, handling, storage and inventory-carrying costs as well as the risk of product obsolescence.

The Digital River Solution

Our solution combines a robust e-commerce technology platform and a suite of services to help businesses worldwide grow their online revenues and avoid the costs and risks of running a global e-commerce operation in-house. We offer a comprehensive e-commerce solution that operates seamlessly as part of a client’s website. We provide services that facilitate e-commerce transactions and drive traffic to our clients’ online stores. Our services include design, development and hosting of online stores, store merchandising, order management, fraud prevention, popular online payment methods, export controls, tax compliance and management, digital product delivery via download, physical product fulfillment, multi-lingual customer service, subscription management, online marketing services including e-mail marketing, management of paid search programs, web analytics and reporting. We also provide our clients with increased product visibility and sales opportunities through our large network of online channel partners, including retailers and affiliates. We generate a substantial majority of our revenue on a revenue-share basis, meaning that we are paid a percentage of the selling price of each product sold at a clients’ online store that is being managed by Digital River. We believe this revenue share model aligns our interests with those of our clients.

Benefits to Clients

Reduced Total Cost of Ownership and Risk

Utilizing the Digital River solution, businesses can dramatically reduce or eliminate upfront and ongoing hardware, software, maintenance and support costs associated with developing, customizing, deploying, maintaining and upgrading an in-house global e-commerce solution. They can have a global e-commerce presence without assuming the costs and risks of internal development and leverage the investments we make in our e-commerce system. In addition, we help mitigate the risks of global e-commerce, including risks associated with payment fraud, tax compliance, and regulatory compliance. Our ongoing investments in the latest technologies and e-commerce functionality help ensure our clients maintain pace with industry advances.

Revenue Growth

We can assist our clients in growing their online businesses by (i) facilitating the acquisition of new customers, improving the retention of existing customers, and increasing the lifetime value of each customer; (ii) extending their businesses into international markets; and (iii) expanding the visibility and sales of their products through new online sales channels. We have developed substantial expertise in online marketing and merchandising which we apply to help our clients increase traffic to their online stores, and improve order close ratios, average order sizes and repeat purchases, all of which result in higher revenues for our clients’ and Digital River.

We provide the technology and services required to establish, grow and support international sales, both for U.S-based clients seeking to reach customers overseas, and non-U.S.-based clients looking to access the U.S. and other markets. Our technology platform enables transactions to be completed in numerous currencies using a variety of payment methods. In addition, we provide localized online content and offer customer service in a variety of languages, extending our clients’ reach beyond their home markets.

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

Deployment Speed

Businesses can reduce the time required to develop an e-commerce presence by utilizing our outsourced business model. Typically, a new client can have an online store live in a matter of weeks compared with months or longer if they decide to build, test and deploy the e-commerce capability in-house. Once they are operational on our platform, most clients can utilize our remote control toolset to make real-time changes to their online store, allowing them to address issues and take advantage of opportunities without technical assistance from Digital River.

Focus on Core Competency

By utilizing our outsourced e-commerce services, clients can focus on developing, marketing and selling their products rather than devoting time and resources to building and maintaining an e-commerce infrastructure. This allows client management time to focus on what they know best while ensuring they have access to the latest technologies, tools and expertise for running a successful e-commerce operation.

Benefits to Buyers

Our solution emphasizes convenience as it enables products to be purchased online at anytime from anywhere in the world via a connection to the Internet. In the case of software, PC games and other digital products, buyers can immediately download their purchase and, depending on file size, begin using it in a matter of minutes. Search technology allows shoppers to browse our entire catalog to find the products they are looking for quickly and easily. Our extended download service, which guarantees replacement of products accidentally destroyed through computer error or malfunction, and our 24/7 customer service provided on behalf of our clients, offer shoppers additional assurance that their e-commerce experience will be a positive one. Our CD2Go service gives buyers the ability to obtain, for a fee, a copy on CD of the product they have purchased and downloaded, providing additional assurances to buyers.

Strategy

Our objective is to be the global leader in outsourced e-commerce services for software and digital products developers, high-tech product manufacturers, computer and video games, and related online retailers. Our strategy for achieving this objective includes the following key components:

Attract New Clients and Expand Relationships with Existing Clients.  We have focused our efforts on securing new clients and expanding our relationships with existing clients primarily in the software, digital products, high-tech products, consumer electronics, and computer and video game markets. Our clients include software publishers, other digital content providers, high-tech product manufacturers, and online channel partners such as retailers. In 2007, we entered into more than 100 new contracts with new and existing clients.

We believe we can attract new clients and gain additional business with existing clients by expanding the range of services we offer. This includes services to enhance the e-commerce transaction as well as additional online marketing services. We believe that by expanding the size and breadth of the catalog of products we offer, we will attract additional online retailers and affiliates seeking to offer their customers a wide range of quality products. As of February 1, 2008, we were providing e-commerce services for thousands of software and digital products publishers, high-tech products manufacturers, online retailers and affiliates.

We believe we have amassed the largest catalog of digital software titles available anywhere online, which we offer to online retailers and affiliates. We generate revenue when web traffic is directed to a site for which we provide e-commerce services and a purchase transaction occurs. We will continue to expand the content available in our catalog, which we believe will make that catalog increasingly attractive to online retailers, affiliates and other online channel partners. We believe the Digital River oneNetwork is a unique marketplace and provides opportunities to grow our revenues and strengthen our relationships with clients and partners.

Expand International Sales.  We believe there is a substantial opportunity to grow our business by enabling our clients to expand their sales through international online stores. Internet adoption and broadband deployment continue to increase rapidly, especially in the European and Asia Pacific regions. We have seen significant growth in sales for clients that have created international online stores. We intend to continue to enhance our technology platform, payment options and localized service offerings to increase sales in international markets.

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

Maintain Technology Leadership.  We believe our technology platform and infrastructure afford us a competitive advantage in the market for outsourced e-commerce solutions. We intend to continue to invest in and enhance our platform to improve scalability, efficiency, reliability, security and performance as well as reduce costs. By leveraging our fixed cost structure, we can improve our ability to provide low-cost, high-value services while continuing to deploy the latest technologies. Additionally, we plan to continue investing in our infrastructure to enable our clients to further penetrate international markets, enhance their relationships with their customers, better manage the return-on-investment across all their online marketing activities, successfully adopt new selling models such as subscriptions, “software-as-a-service,” “try-before-you-buy” and volume licensing.

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

Services

We provide a broad range of services to our clients, including design, development and hosting of online stores, merchandising, order management, fraud prevention screening, popular online payment methods, denied parties screening, tax compliance and management, digital and physical product fulfillment, multi-lingual customer service, subscription management, online marketing services including email marketing and paid search program management, and analytics and reporting. Most of these offerings can be managed through client-facing, remote control self-service tools that are easily used by business users without specialized training. Since clients utilize our centralized system and processes, we can consistently offer best practices across our entire client base.

Store Design, Development and Hosting.  We offer our clients website design services utilizing our experience and expertise to create efficient and effective online stores. Our e-commerce solutions can be deployed quickly and implemented in a variety of ways from fully-functioning shopping carts through completely merchandised online stores. The online stores we operate for our clients match their branding and website design to provide a seamless experience for shoppers. When a shopper navigates from a client’s website (operated by them) to their store (operated by us), the transition is seamless and the customer is unaware they are then being served by our technology platform. We manage the order process through payment processing, fraud screening, and fulfillment (either digital or physical) and notify the buyer via e-mail once the transaction is completed. Transaction information is captured and stored in our database systems, an increasingly valuable source of information used to create highly targeted merchandising programs, e-mail marketing campaigns, product offers and test marketing programs.

For many of our clients, the solution we provide is critical to their businesses and therefore we operate global data centers that perform and scale for continuous e-commerce operation in a high-demand environment. We operate multiple data centers globally, which feature fully redundant high-speed connections to the Internet, server capacity to handle unpredictable spikes in traffic and transactions, 24/7 security and monitoring, back-up electric generators and dedicated power supplies.

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

Order Management and Fraud Screening.  We manage all phases of a shopper’s order on our clients’ e-commerce stores. We process payment transactions for orders placed through our technology platform and support a wide variety of payment types, including credit cards, wire transfers, purchase orders, money orders, direct debit cards and many other payment methods popular both in the United States and around the world. As part of the payment process, we ensure that the correct taxes are displayed, collected, remitted and reported.

The fraud screening component of our platform uses both rules-based and heuristic scoring methods which use observations of known fraudulent activities to make a determination regarding the validity of the order, buyer and payment information. As the order is entered, hundreds of data reviews can be processed in real time. We also provide denied-parties screening and export controls, which are designed to ensure that persons and/or organizations appearing on government denied-parties lists are blocked from making purchases through our system. Once a transaction is approved and the digital product has been delivered via download or the physical product(s) has been shipped, we submit the transaction for payment.

Digital and Physical Fulfillment Services.  We provide both digital and physical fulfillment services to our clients. We offer our clients a broad array of electronic delivery capabilities that enable delivery of digital products directly to customers’ computers via the Internet. Delivery is completed when a copy of the purchased digital product is made from a master generally stored on our technology platform and then securely downloaded to the purchaser. Optionally, buyers can, for an additional fee, request that a CD be created and shipped as a backup for their order.

In addition to electronic fulfillment via download, we offer physical distribution services to our clients as well. We have contracted with third-party fulfillment agents that maintain inventories of physical products for shipment to buyers. These products are held by the fulfillment agent on consignment from our clients. We provide notification of product shipment to the buyer as well as shipment tracking, order status, and inventory information. We also provide a service called “Physical on Demand” (POD), which utilizes robotic systems to create a client-branded product CD and packaging materials after a POD order has been placed. This eliminates the requirement for inventory to be stored in a warehouse as physical product is created only when needed. We provide extended download services for digital products for an additional fee, which enables buyers to download the products they have purchased more than once in the event of a computer failure or other unexpected problem. We believe physical fulfillment services are important to providing a complete e-commerce solution to our clients, particularly for non-digital products market where digital fulfillment is not possible.

Customer Service.  At our client’s option and for an additional fee, we provide telephone and e-mail customer support for products sold through our platforms. We provide assistance to buyers regarding ordering and delivery questions on a 24/7 basis in multiple languages. We continue to invest in technology and infrastructure to provide fast and efficient responses to customer inquiries as well as provide online self-help options.

Advanced Reporting and Analytics.  We capture and store detailed information about visitor traffic, for sales in the online stores we manage for our clients. This information is stored in our database systems where it is available for analysis and reporting. We provide clients access to a large collection of standard and customizable reports as well as our web analytics technology. This enables our clients to track and analyze sales, products, transactions, customer behavior and the results of marketing campaigns so they can optimize their marketing efforts to increase traffic, order close ratios and average order values.

Strategic Marketing Services.  We offer a range of strategic marketing services designed to increase customer acquisition, improve customer retention and enhance the lifetime value of each customer. Through a combination of web analytics, analytics-based statistical testing, optimization and proven direct marketing practices, our team of strategic marketing experts develops, delivers and manages programs such as paid search advertising, search engine optimization, affiliate marketing, store optimization and e-mail optimization on behalf of our clients. We generally charge an incremental percentage of the selling price of merchandise for sales driven by our strategic marketing services activities. We believe our ability to capture and analyze integrated traffic and e-commerce sales data enhances the value of our strategic marketing services as we can precisely determine the effectiveness of specific marketing activities, website changes, and other actions taken by our clients.

Clients

We serve distinct groups of clients: (1) software, consumer electronics, and computer and video game product manufacturers; and (2) online channel partners including retailers and affiliates. We believe that the breadth of our catalog of products is a competitive advantage in selling e-commerce services to online channel partners as they can access a huge volume of products to sell without negotiating contract terms with every product provider. At the same time, we believe the breadth of our channel partner group is attractive to product developers and manufacturers as it gives them access to broad distribution through a single source.

Sales and Marketing

We sell products and services primarily to consumers through the Internet. We sell and market our services for clients through a direct sales force located in offices in the United States, Europe and Asia Pacific. These offices include staff dedicated to pre-sales, sales and sales support activities. Our client sales organization sells to executives within software companies, consumer electronics and high-tech product manufacturers, game manufacturers and online channel partners who are looking to create or expand their e-commerce businesses. During the sales process, our sales staff delivers demonstrations, presentations, collateral material, return-on-investment analyses, proposals and contracts.

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

Architecture.  Our platforms are highly scalable and designed to handle tens of thousands of individual e-commerce stores and millions of products available for sale within those stores. These platforms consist of Digital River developed proprietary software applications running on multiple pods of Sun Microsystems and Dell servers that serve dynamic web pages using Oracle, SQL server and MySQL databases, .net Microsoft IIS and Oracle 9iAS application servers. We use Akamai, Limelight and Mirror Image’s worldwide caching technology to enable our platform engines to serve web pages with consistent load times around the world. Our platforms are designed to support growth by adding servers, CPUs, memory and bandwidth without substantial changes to the software applications. We believe this level of scalability is a competitive advantage. The application software is written in modular layers, enabling us to quickly respond to industry changes, payment processing changes, changes to international requirements for taxes and export screening, banking procedures, encryption technologies, and new and emerging web technologies, including AJAX, Web Services, DHTML, and web Caches.

The platforms include search capabilities that allow shoppers to search for items across millions of products and thousands of categories based on specific product characteristics or specifications while maintaining page response times acceptable to the user. We use database indexing combined with a dynamic cache system to provide flexibility and speed. The platforms have been designed to index, retrieve and manipulate all transaction data that flows through the system, including detailed commerce transactions and end-user interaction data. This enables us to create proprietary market profiles of each shopper and groups of shoppers that can then be used to create merchandising campaigns that are better targeted and more successful. We also use our platforms internally for fraud detection and prevention, management of physical shipping, return authorizations, backorder processing, transaction auditing and reporting.

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

Security.  We have security systems in place to control access to our internal systems and commerce data. Log-ins and passwords are required for all systems with additional levels of log-in, password and Internet Protocol security in place to control access on an individual basis. Access only is granted to commerce areas for which an individual is responsible. Multiple levels of firewalls prevent unauthorized access from the outside or access to confidential data from the inside. Our security system does not allow direct access to any client or customer data. We license certain encryption and authentication technology from third parties to provide secure transmission of confidential information such as credit card data. The security system is designed not to interfere with the end-user’s experience on our clients’ e-commerce sites.

Data Center Operations.  Continuous data center operations are crucial to our success. We currently maintain major data center operations in eight facilities: California and Minnesota, USA; and Germany, Ireland and Sweden. All major data center locations are currently processing transactions and serving downloads.

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

Product Research and Development

Our primary product research and development strategy is to continually enhance the technology and feature set of our commerce platforms and related technologies. To this end, we continually have numerous development projects in process, including ongoing enhancement of our commerce platforms, improvements in our remote control capabilities, enhanced international support, advanced product distribution capabilities, sophisticated reporting functionality and new marketing technologies. Product research and development expenses were $39.2 million, $32.3 million, and $20.7 million, in 2007, 2006, and 2005 respectively.

We believe that the functionality and capabilities of our commerce platforms are a competitive advantage and that we must continue to invest in them to maintain our competitive position. The Internet and e-commerce, in particular, are subject to rapid technological change, changes in user and client requirements and expectations, new technologies and evolving industry standards. To remain successful, we must continually adapt to these and other changes. We rely on internally developed, acquired and licensed technologies to maintain the technological sufficiency of our e-commerce platforms.

Competition

The market for e-commerce solutions is highly competitive. We compete with e-commerce solutions that our customers develop internally or contract with third parties to develop on their behalf. We also compete with other outsourced e-commerce providers. The competition we encounter includes:

•	In-house development of e-commerce capabilities using tools or applications from companies such as Art Technology Group, Inc. and IBM Corporation;

•	E-Commerce capabilities custom-developed by companies such as IBM Global Services and Accenture, Inc.;

•	Other providers of outsourced e-commerce solutions, such as GSI Commerce, Inc. and asknet Inc.;

•	Providers of technologies, services or products that support a portion of the e-commerce process, such as payment processing, including CyberSource Corporation and PayPal Corp.;

•	Companies that offer various online marketing services, technologies and products, including ValueClick, Inc. and a Quantive, Inc.;

•	High-traffic branded websites that generate a substantial portion of their revenue from e-commerce and may offer or provide to others the means to offer products for sale, such as Amazon.com, Inc.; and

•	Web hosting, web services and infrastructure companies that offer portions of our solution and are seeking to expand the range of their offerings, such as Network Solutions, LLC, Akamai Technologies, Inc., Yahoo! Inc., eBay Inc. and Hostopia.com, Inc.

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

Intellectual Property

We believe the protection of our trademarks, copyrights, trade secrets and other intellectual property is critical to our success. We rely on patent, copyright and trademark enforcement, contractual restrictions, service mark and trade secret laws to protect our proprietary rights. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with certain parties with whom we conduct business in order to limit access to and disclosure of our proprietary information. We also seek to protect our proprietary position by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to our business. We currently have sixteen U.S patents issued with seven to sixteen years remaining prior to expiration. We also have over seventy U.S. and foreign patent applications pending. We pursue the registration of our trademarks and service marks in the U.S. and internationally. We have a number of registered trademarks in the U.S., European Union and other countries.

Employees

As of February 1, 2008, we employed 1265 associates. We also employ independent contractors and other temporary employees. None of our employees are represented by a labor union, and we consider our employee relations to be good. Competition for qualified personnel in our industry is intense. We believe that our future success will continue to depend, in part, on our continued ability to attract, hire and retain qualified personnel.

Executive Officers

The following table sets forth information regarding our executive officers at February 1, 2008:

Name	Age	Position

Joel A. Ronning	51	Chief Executive Officer
Thomas M. Donnelly	43	Chief Financial Officer
Kevin L. Crudden	52	VP/General Counsel

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

Mr. Crudden joined Digital River in January 2006 as Vice President and General Counsel. For more than five years prior to joining Digital River, Mr. Crudden was a partner in the law firm of Robins, Kaplan, Miller & Ciresi L.L.P., Minneapolis, Minnesota, practicing in the areas of corporate finance, mergers and acquisitions, and corporate governance.

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

Sales of products for one software publisher client, Symantec Corporation, accounted for approximately 26.2% of our revenue in 2007. In addition, revenues derived from proprietary Digital River services sold to Symantec end-users and sales of Symantec products through our oneNetwork retail and affiliate channel together accounted for approximately 13.2% of total Digital River revenue. In addition, a limited number of other software and physical goods clients contribute a large portion of our annual revenue. Contracts with our clients are generally one or two years in length. If any one of these key contracts is not renewed or otherwise terminates, or if revenues from these clients decline for any other reason (such as competitive developments), our revenue would decline and our ability to sustain profitability would be impaired. If our contract with Symantec is not renewed or otherwise terminated, or if revenues from Symantec and Symantec-related services decline for any other reason, our revenue and our ability to sustain profitability could be materially adversely impaired. It is important to our ongoing success that we maintain our key client relationships and, at the same time, develop new client relationships.

Our future success cannot be predicted based upon our limited operating history.

Compared to certain of our current and potential competitors, we have a relatively short operating history. In addition, the nature of our business and the e-commerce industry in which we operate has undergone rapid development and change. Accordingly, it is difficult to predict whether we will be successful. Thus, our chances of financial and operational success should be evaluated in light of the risks, uncertainties, expenses, delays and difficulties associated with operating a business with limited history in a relatively rapidly changing industry. If we are unable to address these issues, we may not be financially or operationally successful.

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

We sell products and services to end-users outside the United States and we intend to continue expanding our international presence. In 2007, our sales to international consumers represented approximately 43.2% of our total sales. Expansion into international markets, particularly the European and Asia-Pacific regions, requires significant resources that we may fail to recover by generating additional revenue. Conducting business outside of the United States is subject to risks, including:

•	Changes in regulatory requirements and tariffs;

•	Uncertainty of application of local commercial, tax, privacy and other laws and regulations;

•	Reduced protection of intellectual property rights;

•	Difficulties in physical distribution for international sales;

•	Higher incidences of credit card fraud and difficulties in accounts receivable collection;

•	The burden and cost of complying with a variety of foreign laws, rules and regulations;

•	The possibility of unionization of our workforce outside the United States, particularly in Europe;

•	Political, social and economic instability;

•	Import and export license requirements and restrictions of the United States and every other country in which we operate; and

•	Political or economic constraints on international trade or instability.

Any of the factors described above may have a material adverse effect on our ability to increase or maintain foreign sales. These risks have grown with the acquisitions of Digital River GmbH, which has substantial operations outside the U.S. and with our expansion into the Asia-Pacific region. More recently, we acquired NetGiro Systems which is based in Stockholm, Sweden.

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

Our quarterly and annual operating results are subject to fluctuations in demand for the products or services offered by us or our clients, such as anti-virus software and anti-spyware software. In particular, sales of anti-virus software represented a significant portion of our revenues in recent years, and continue to be very important to our business. Demand for anti-virus software is subject to the unpredictable introduction of significant computer viruses. To the extent that software publishers successfully introduce products or services not sold through our platform that are competitive with products and services sold by current Digital River clients (including anti-virus products and services), our revenues could be materially adversely affected.

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

In recent years revenues from our ”remote control” platforms have grown as a percentage of our overall business, and we plan to continue to emphasize our self service e-commerce solutions. These platforms typically have an automated structure that allows customers to use our e-commerce services without significant participation from Digital River personnel. Despite our efforts to detect and contractually prohibit the sale of inappropriate and illegal goods and services, the remote control nature of these platforms makes it more likely that transactions involving the sale of unlawful goods or services or the violation of the proprietary rights of others may occur before we become aware of them. Furthermore, unscrupulous individuals may offer illegal products for sale via such platforms under innocuous names, further frustrating attempts to prevent inappropriate use of our services. Failure to detect inappropriate or illegal uses of our platforms by third parties could expose us to a number of risks, including fines, increased fees or termination of services by payment processors or credit card associations, risks of lawsuits, and civil and criminal penalties.

Loss of our credit card acceptance privileges would seriously hamper our ability to process the sale of merchandise.

The payment by end-users for the purchase of digital goods that we process is typically made by credit card or similar payment method. As a result, we must rely on banks or payment processors to process transactions, and must pay a fee for this service. From time to time, credit card associations may increase the interchange fees that they charge for each transaction using one of their cards. Any such increased fees will increase our operating costs and reduce our profit margins. We also are required by our processors to comply with credit card association operating rules, and we have agreed to reimburse our processors for any fines they are assessed by credit card associations as a result of processing payments for us. The credit card associations and their member banks set and interpret the credit card rules. Visa, MasterCard, American Express, Discover, or other card associations could adopt new operating rules or re-interpret existing rules that we or our processors might find difficult to follow. We have had payment processing agreements with certain of our payment processors terminated due to violations of their rules, and although we have been able to successfully migrate to new processors, such migrations require significant attention from our personnel, and often result in higher fees and customer dissatisfaction. Any disputes or problems associated with our payment processors could impair our ability to give customers the option of using credit cards to fund their payments. If we were unable to accept credit cards, our business would be seriously damaged. We also could be subject to fines or increased fees from MasterCard and Visa if we fail to detect that merchants are engaging in activities that are illegal or activities that are considered “high risk,” primarily the sale of certain types of digital content. We may be required to expend significant capital and other resources to monitor these activities.

Our failure to attract and retain software and digital products publishers, manufacturers, online retailers and online channel partners as clients would cause our revenue and operating profits to decline.

We generate revenue by providing outsourced services to a wide variety of companies, primarily in the software and high-tech products markets. If we cannot develop and maintain satisfactory relationships with software and digital products publishers, manufacturers, online retailers and online channel partners on acceptable commercial terms, we will likely experience a decline in revenue and operating profit. We also depend on our software and digital publisher clients creating and supporting software and digital products that end-users will purchase. If we are unable to obtain sufficient quantities of software and digital products for any reason, or if the quality of service provided by these software and digital products publishers falls below a satisfactory level, we could also experience a decline in revenue, operating profit and end-user satisfaction, and our reputation could be harmed. Our contracts with our software and digital products publisher clients are generally one to two years in duration, with an automatic renewal provision for additional one-year periods, unless we are provided with a written notice before the end of the contract. As is common in our industry, we have no material long-term or exclusive contracts or arrangements with any software or digital products publishers that guarantee the availability of software or digital products. Software and digital products publishers that currently supply software or digital products to us may not continue to do so and we may be unable to establish new relationships with software or digital product publishers to supplement or replace existing relationships.

The matters relating to the investigation by the Special Committee of the Board of Directors and the restatement of our consolidated financial statements may result in additional litigation and governmental enforcement actions.

In February 2007, we announced that an internal review had discovered irregularities related to the issuance of certain stock option grants primarily made between 1998 and 2002. As a result of the internal review, the Special Committee concluded, and the Audit Committee and Board of Directors agreed, that we used incorrect measurement dates for financial accounting purposes for certain stock option grants in prior periods. Therefore, we have recorded additional non-cash stock-based compensation expense and related tax effect with regard to certain past stock option grants, and we have restated previously filed financial statements in our Form 10-K for the year ended December 31, 2006. The full year adjustment to 2006 was recorded in the fourth quarter of 2006 due to its insignificance.

Activities related to our internal review of historical stock option practices have required us to incur substantial expenses for legal, accounting, tax and other professional services, have diverted management’s attention from our business, and could, in the future, harm our business, financial condition, results of operations and cash flows.

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

Our past stock option granting practices and the restatement of prior financial statements have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions. In December 2006, the SEC initiated an informal inquiry into our historical stock option practices. We have provided the results of our internal review together with supporting documentation to the SEC. We intend to continue to fully cooperate with the SEC’s inquiry. No assurance can be given regarding the outcomes from litigation, regulatory proceedings or government enforcement actions relating to our past stock option practices. The resolution of these matters could be time consuming, expensive, and may distract management from the conduct of our business. Furthermore, if we are subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed, which could harm our business, financial condition, results of operations and cash flows.

We may incur additional expenses in order to assist our employees with potential income tax liabilities which may arise under Section 409A of the Internal Revenue Code.

As a result of our investigation into our historical stock option granting practices, we have determined that a number of our outstanding stock option awards were granted at exercise prices below the fair market value of our stock on the appropriate accounting measurement date. The primary adverse tax consequence is that the re-measured options vesting after December 31, 2005 are potentially subject to option holder excise tax under Section 409A of the Internal Revenue Code (and, as applicable, similar excise taxes under state law or foreign law). Our employees who have exercised or will exercise options which are determined to have been granted with exercise prices below the fair market value of the underlying shares of common stock on the appropriate measurement date and do not meet one of the exceptions under 409A may be subject to an increase in taxes imposed by 409A, penalties and interest.

Implementing our acquisition strategy could result in dilution and operating difficulties leading to a decline in revenue and operating profit.

A key element of our business strategy involves expansion through the acquisitions of businesses, assets, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. Between January 1, 1999 and December 31, 2007, we acquired 27 companies. We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships, and the purchase or sale of assets, including tangible and intangible assets such as intellectual property. We have acquired, and intend to continue engaging in strategic acquisitions of businesses, technologies, services and products. Since December 2006, we have acquired three businesses, NetGiro Systems AB, DigitalSwift Corporation and CustomCD, Inc.

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

We require substantial working capital to fund our business. In January 2005, we filed a registration statement to increase our available shelf registration amount and we have $82 million available for future use. In addition, we filed an acquisition shelf for up to approximately 1.5 million shares. In February 2006, we filed a shelf registration that would allow us to sell an undetermined amount of equity or debt securities in accordance with the recently approved rules applying to “well-known seasoned issuers.” If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced and these equity securities may have rights, preferences or privileges senior to those of our common stock. In June 2004, we issued 1.25% convertible notes which require us to make interest payments and will require us to pay principal when the notes become due in 2024 or in the event of acceleration under certain circumstances, unless the notes are converted into our common stock prior to that. For a thirty day period ending January 1, 2009, the note holders have the right to have the debt redeemed at 100.25% of principal face amount. In light of current market conditions for interest rates and our stock price relative to the conversion price for the notes, it is likely that some of the note holders will seek repayment on January 1, 2009. We may not have sufficient capital to service this or any future debt securities that we may issue, further, the conversion of the notes into our common stock would result in further dilution to our stockholders.

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

Our quarterly and annual operating results have fluctuated significantly in the past and are likely to continue to do so in the future due to a variety of factors, some of which are outside our control. As a result, we believe that quarter-to-quarter and year-to-year comparisons of our revenue and operating results are not necessarily meaningful, and that these comparisons may not be accurate indicators of future performance. If our annual or quarterly operating results fail to meet the guidance we provide to securities analysts and investors or otherwise fail to meet their expectations, the trading price of our common stock may be impacted. Some of the factors that have contributed or may contribute to fluctuations in our quarterly and annual operating results include:

•	The addition of new clients or loss of current clients;

•	The introduction by us of new websites, web stores or services that may require a substantial investment of our resources;

•	The introduction by others of competitive websites, web stores or services or products;

•	Our ability to continue to upgrade and develop our systems and infrastructure to meet emerging market needs and remain competitive in our service offerings;

•	Economic conditions, particularly those affecting e-commerce;

•	Client decisions to delay new product launches or to invest in e-commerce initiatives;

•	The performance of our newly acquired assets or companies;

•	Slower than anticipated growth of the online market as a vehicle for the purchase of software products;

•	The cost of compliance with U.S. and foreign regulations relating to our business;

•	Our ability to retain and attract personnel commensurate with our business needs; and

•	Acquisitions.

In addition, revenue generated by our software and digital commerce services is likely to fluctuate on a seasonal basis that is typical for the software publishing market, consumer electronics, and computer and video games markets.

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

The market for e-commerce solutions is extremely competitive and we may find ourselves unable to compete effectively. Because there are relatively low barriers to entry in the e-commerce market, we expect continued intense competition as current competitors expand their product offerings and new competitors enter the market. In addition, our clients may become competitors in the future. Increased competition is likely to result in price reductions, reduced margins, longer sales cycles and a decrease or loss of our market share, any of which could negatively impact our revenue and earnings. We face competition from the following sources:

•	In-house development of e-commerce capabilities using tools or applications from companies, such as Art Technology Group, Inc. and IBM Corporation;

•	E-Commerce capabilities custom-developed by companies, such as IBM Global Services and Accenture, Inc.;

•	Other providers of outsourced e-commerce solutions, such as GSI Commerce, Inc., and asknet Inc.;

•	Companies that provide technologies, services or products that support a portion of the e-commerce process, such as payment processing, including CyberSource Corporation and PayPal Corp.;

•	Companies that offer various online marketing services, technologies and products, including ValueClick, Inc. and aQuantive, Inc.;

•	High-traffic, branded websites that generate a substantial portion of their revenue from e-commerce and may offer or provide to others the means to offer their products for sale, such as Amazon.com, Inc.; and

•	Web hosting, web services and infrastructure companies that offer portions of our solution and are seeking to expand the range of their offering, such as Network Solutions, LLC, Akamai Technologies, Inc., Yahoo!, Inc., eBay, Inc. and Hostopia.com, Inc.

We believe that the principal competitive factors for a participant in our market are the breadth of products and services offered, proven global platforms, the number of clients and online channel partnerships a participant has, brand recognition, system reliability and scalability, price, customer service, ease of use, speed to market, convenience and quality of delivery. The online channel partners and the other companies described above may compete directly with us by adopting a similar business model. Moreover, while some of these companies also are clients or potential clients of ours, they may compete with our e-commerce outsourcing solution to the extent that they develop e-commerce systems or acquire such systems from other software vendors or service providers.

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

We are subject to the same international, federal, state and local laws as other companies conducting business over the Internet. Today, there are relatively few laws specifically directed towards conducting business over the Internet. The adoption or modification of laws related to the Internet could harm our business, operating results and financial condition by increasing our costs and administrative burdens. Due to the increasing popularity and use of the Internet, many laws and regulations relating to the Internet are being debated at the international, federal and state levels. These laws and regulations could cover issues such as:

•	User privacy with respect to adults and minors;

•	Our ability to collect and/or share necessary information that allows us to conduct business on the Internet;

•	Export compliance;

•	Pricing, taxation, and regulatory fees;

•	Fraud;

•	Advertising;

•	Intellectual property rights;

•	Information security;

•	Quality of products and services;

•	Taxes; and

•	Recycling of consumer products.

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

We market our services directly to software publishers, online retailers and other prospective customers outside of the software industry. These relationships are typically complex and take time to finalize. Due to operating procedures in many organizations, a significant amount of time may pass between selection of our products and services by key decision-makers and the signing of a contract. The period between the initial client sales call and the signing of a contract with significant sales potential is difficult to predict and typically ranges from six to twelve months. If at the end of a sales effort a prospective client does not purchase our products or services, we may have incurred substantial expenses and expended management time that cannot be recovered and that will not generate corresponding revenue. As a result, our cash flow and our ability to fund expenditures incurred during the sales cycle may be impaired. We can incur substantial front-end cost to launch client sites and it may require a substantial time before those costs are recouped by us.

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

Sales outside the United States accounted for approximately 43.2% of our total sales in 2007. The results of operations of, and certain of our intercompany balances associated with, our internationally focused websites are exposed to foreign exchange rate fluctuations. Upon translation, net sales and other operating results from our international operations may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. If the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions will result in increased net revenues and operating expenses. Similarly, our net revenues and operating expenses will decrease if the U.S. dollar strengthens against foreign currencies. As we have expanded our international operations, our exposure to exchange rate fluctuations has become more pronounced. We may enter into short-term currency forward contracts to offset the foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. The use of such hedging activities may not offset more than a portion of the adverse financial impact resulting from unfavorable movements in foreign exchange rates. See Item 7A of Part II, for information demonstrating the effect on our consolidated statements of income from changes in exchange rates versus the U.S. dollar.

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

In January 2002, we adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). The statement generally establishes that goodwill and intangible assets with indefinite lives are not amortized, but are to be tested on an annual basis for impairment and, if impaired, are recorded as an impairment charge in income from operations. As of December 31, 2007, we had goodwill with an indefinite life of $261.9 million from our acquisitions. If our goodwill is determined for any reason to be impaired, the subsequent accounting of the impaired portion as an expense would lower our earnings and jeopardize our ability to demonstrate sustained profitability. On January 1, 2006, we adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all stock-based compensation based on estimated fair values. Our operating results for 2007 contain, and our operating results for future periods will contain, a charge for stock-based compensation related to stock options, restricted stock grants and employee stock purchases.

Internet-related stock prices are especially volatile and this volatility may cause our stock price to fluctuate significantly.

The stock market and the trading prices of Internet-related companies in particular, have been notably volatile. This volatility is likely to continue and is not necessarily related to the operating performance of affected companies. This broad market and industry volatility could significantly reduce the price of our common stock at any time, without regard to our operating performance. Factors that could cause our stock price in particular to fluctuate include, but are not limited to:

•	Actual or anticipated variations in quarterly operating results;

•	Announcements of technological innovations;

•	The ability to sign new clients and the retention of existing clients;

•	Loss of key clients;

•	New products or services that we offer;

•	Competitive developments, including new products or services, or new relationships by our competitors;

•	Changes that affect our clients or the viability of their product lines;

•	Changes in financial estimates by securities analysts;

•	Conditions or trends in the Internet and online commerce industries;

•	Global unrest and terrorist activities;

•	Changes in the economic performance and/or market valuations of other Internet or online e-commerce companies;

•	Required changes in generally accepted accounting principles and disclosures;

•	Our announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments or results of operations or other developments related to those acquisitions;

•	Additions or departures of key personnel; and

•	Sales or other transactions involving our common stock or our convertible notes.

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

The investment of our substantial cash balance and our investments in marketable debt securities are subject to risks which may cause losses and affect the liquidity of these investments.

At January 31, 2008, we held approximately $117.5 million of municipal debt, classified as current assets, with an auction reset feature (“auction rate securities”) whose underlying assets are generally student loans which are FFELP (Federal Family Education Loan Program) back, over-collateralized, insured and backed by the Department of Education. In February 2008 auctions failed for $40.0 million of our auction rate securities and there is no assurance that currently successful auctions on the other auction rate securities in our investment portfolio will continue to succeed and as a result our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. A failed auction will occur if there is more selling than buying in a given auction. All of our auction rate securities, including those subject to the failure, are currently rated AAA, the highest rating, by a rating agency. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. We believe we will be able to liquidate our investment without significant loss within the next year, and we currently believe these securities are not significantly impaired, primarily due to the government guarantee of the underlying securities; however, it could take until the final maturity of the underlying notes (up to 30 years) to realize our investments’ recorded value. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table summarizes the various facilities that we lease for our business operations:

		Square
Description of Use	Primary Locations	Footage(1)	Lease Expirations

Corporate Office Facilities	Minnesota	162,500	From 2008 to 2011
Other U.S. Office Facilities	California, Colorado, Illinois, Nebraska, Ohio, Pennsylvania, Utah	57,117	From 2008 to 2011
Non-U.S. Office Facilities	China, Germany, Ireland, Japan, Korea, Luxembourg, Sweden, Taiwan, United Kingdom	68,363	From 2008 to 2026
Off Site U.S. Data Centers	California, Minnesota	693	2008
Off Site non U.S. Data Centers	Germany, Ireland, Sweden	378	2008

(1)	Includes sub-leased space.

We believe our properties are suitable and adequate for our present needs We periodically evaluate whether additional facilities are necessary.

ITEM 3.	LEGAL PROCEEDINGS

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

NetRatings, Inc. has brought a claim against us regarding US Patents Nos. 5,675,510, 6,115,680, 6,108,637, 6,138,155 and 6,763,386, which are owned by NetRatings. These patents claim web analytic and reporting systems. The case was filed in the U.S. District Court for the District of Minnesota on October 5, 2006. The complaint seeks injunctive relief, declaratory relief, damages and attorney’s fees. We have denied the allegations of infringement. Discovery in this matter is ongoing. In December 2007, the parties submitted briefs to the Court in connection with the Markman claim construction. No trial date is currently set for this case. We intend to continue our vigorous defense of this matter.

In December 2006, we announced that we had received an informal inquiry from the SEC relating to our historical stock option grant practices. We have cooperated with the SEC regarding this matter and intend to continue to do so.

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

Price Range of Common Stock

Our common stock is traded on NASDAQ Global Select Market under the symbol “DRIV.” The following table sets forth, for the periods indicated, the high and low sale price per share of our common stock on that market. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	High	Low

2006
First Quarter	$46.08	$29.27
Second Quarter	$48.00	$37.00
Third Quarter	$53.21	$37.90
Fourth Quarter	$60.99	$48.20
2007
First Quarter	$58.67	$47.80
Second Quarter	$60.30	$43.70
Third Quarter	$49.71	$41.71
Fourth Quarter	$53.52	$32.38

Holders

As of February 1, 2008, there were approximately 350 holders of record of our common stock. On February 1, 2008, the last sale price reported on The NASDAQ Stock Market for our common stock was $30.68 per share.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We intend to retain any future earnings to support operations and to finance the growth and development of our business and do not anticipate paying cash dividends for the foreseeable future.

Issuer Purchases of Equity Securities

In June 2007, the Board of Directors authorized a new share repurchase program of up to $200.0 million of our outstanding shares of common stock. This new program supersedes and replaces the $50.0 million share repurchase program adopted in 2005. Under the new program, the shares may be repurchased in the open market or in privately negotiated transactions. Repurchases are at our discretion based on ongoing assessments of the capital needs of the business, the market price of our common stock and general market conditions. No time limit was set for the completion of the repurchase program. We did not repurchase any of our common stock during the three months ended December 31, 2007. During 2007, we repurchased 1,372,185 shares for $63.0 million. None of the repurchased shares have been retired.

Securities Authorized for Issuance under Equity Compensation Plans

The information required in the table of Securities Authorized for Issuance under Equity Compensation Plans is incorporated by reference to our Proxy Statement in connection with our 2008 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

Securities Performance Measurement Comparison1

The SEC requires a comparison on an indexed basis of cumulative total stockholder return for the Company, a relevant broad equity market index and a published industry line-of-business index. The following graph shows a total stockholder return of an investment of $100 in cash on December 31, 2002 for (i) the Company’s Common Stock; (ii) the CRSP Total Return Index for the Nasdaq Stock Market (U.S. companies) (the “Nasdaq Composite Index”); and (iii) the RDG Technology Composite Index. The RDG Technology Composite Index is composed of approximately 500 technology companies in the semiconductor, electronics, medical and related technology industries. Historic stock price performance is not necessarily indicative of future stock price performance. All values assume reinvestment of the full amount of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Digital River, Inc., The NASDAQ Composite Index
And The RDG Technology Composite Index

*	$100 invested on 12/31/02 in stock or index-including reinvestment of dividends.
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

	December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents	$381,788	$390,243	$131,770	$127,734	$72,885
Short-term investments	315,636	235,699	220,569	164,402	59,037
Working capital	529,712	497,887	244,647	198,747	85,011
Total assets	1,127,744	1,006,263	669,549	504,521	189,658
Long-term obligations	206,362	196,345	195,022	195,000	—
Retained earnings/ (accumulated deficit)	68,413	44,989	(15,627)	(62,636)	(97,143)
Total stockholders’ equity	$676,280	$603,759	$305,551	$192,769	$131,852

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Statement of Income Data:
Revenue	$349,275	$307,632	$220,408	$154,130	$101,201
Costs and expenses (exclusive of depreciation and amortization expense shown separately below)
Direct cost of services	10,243	7,709	5,063	5,167	3,857
Network and infrastructure	32,309	29,250	19,817	15,164	12,295
Sales and marketing	134,401	113,462	69,371	52,083	37,685
Product research and development	39,179	32,341	20,690	14,293	10,263
General and administrative	38,937	34,158	21,484	17,006	9,389
Depreciation and amortization	12,706	10,983	8,833	8,203	7,275
Amortization of acquisition related intangibles	7,586	12,134	8,730	8,269	5,380

Total costs and expenses	275,361	240,037	153,988	120,185	86,144

Income from operations	73,914	67,595	66,420	33,945	15,057

Interest Income	32,167	22,836	9,668	3,166	819
Other income (expense), net	(3,006)	(949)	(4,701)	(1,525)	19

Income before income tax expense	103,075	89,482	71,387	35,586	15,895
Income tax expense	32,261	28,672	14,875	1,079	—

Net income	$70,814	$60,810	$56,512	$34,507	$15,895

Net income per share — basic	$1.75	$1.58	$1.64	$1.07	$0.54

Net income per share — diluted	$1.58	$1.40	$1.41	$0.94	$0.48

Shares used in per-share calculation — basic	40,444	38,593	34,536	32,328	29,398

Shares used in per-share calculation — diluted	45,914	44,642	41,448	38,532	33,051

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Overview

We provide outsourced e-commerce solutions globally to a wide variety of companies primarily in the software and high-tech products, consumer electronics, and computer and video games markets. We offer our clients a broad range of services that enable them to effectively build, manage, and grow online sales on a global basis. We focus on helping our clients mitigate risk and grow their revenues. Our services include online store design, development, hosting, store merchandising and optimization, order management, subscription management, fraud prevention screening, export controls and management, tax management, digital product delivery via download, physical product fulfillment, multi-lingual customer service, e-mail marketing, website optimization, web analytics and reporting.

Acquisitions and Comparability of Results

We acquired SWReg in March 2005, Commerce5, Inc. (now DR globalTech, Inc.) in December 2005, Direct Response Technologies, Inc. (now DR Marketing Solutions, Inc.) in January 2006, MindVision, Inc. in June 2006 and NetGiro Systems AB in September 2007. The results of these acquisitions must be factored into any comparison of our 2007 results to the results for 2006 or 2005. See Note 4 of our consolidated financial statements for the year ended December 31, 2007, for pro forma financial information as if these entities had been acquired on January 1, 2006.

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

In June 2006, the EITF reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” (“EIFT 06-3”). EITF 06-3 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The Company presents these taxes on a net basis.

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

Goodwill, Intangibles and Other Long-Lived Assets.  We depreciate property, plant and equipment; amortize certain intangibles and certain other long-lived assets with definite lives over their useful lives. Useful lives are based on our estimates of the period of time over which the assets will generate revenue or benefit our business. We review assets with definite lives for impairment whenever events or changes in circumstances indicate that the value we are carrying on our financial statements for an asset may not be recoverable. Our evaluation considers non-financial data such as changes in the operating environment and business strategy, competitive information, market trends and operating performance. If there are indications that impairment may be necessary, we use an undiscounted cash flow analysis to determine the impairment amount, if any. Assets with indefinite lives are reviewed for impairment annually (or more frequently if there are indications that an impairment may be necessary) utilizing the two-step approach prescribed in Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other

Intangible Assets.” There have been no impairments of goodwill and other intangible assets for the years 2007, 2006 and 2005.

Income Taxes and Deferred Taxes.  Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We record deferred tax assets for favorable tax attributes, including tax loss carryforwards. We currently have significant U.S. tax loss carryforwards consisting solely of acquired operating tax loss carryforwards, and a lesser amount of acquired foreign operating tax loss carryforwards. A portion of the benefit of the acquired tax loss carryforwards has been reserved by a valuation allowance pursuant to United States generally accepted accounting principles. These valuation reserves of the deferred tax asset will be reversed if and when it is more likely than not that the deferred tax asset will be realized. We evaluate the need for a valuation allowance of the deferred tax asset on a quarterly basis. If the benefit of these acquired tax loss carryforwards is recognized, we will not recognize the benefit in the statement of income. Rather, the benefit will be recognized as a reduction to goodwill.

On January 1, 2007, we adopted FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized under SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest and penalties, and disclosure. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits.

No provision has been made for federal income taxes on approximately $48.9 million of our foreign subsidiaries undistributed earnings as of December 31, 2007 since we plan to indefinitely reinvest all such earnings. If these earnings were distributed to the U.S. in the form of dividends or otherwise, we would be subject to U.S. income taxes on such earnings. The amount of U.S. income taxes would be subject to adjustment for foreign tax credits and for the impact of the step-up in the basis of assets resulting from a Section 338 election made at the time of acquisition. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

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

We have adopted SFAS 123(R) using the modified prospective transition method under which prior periods are not revised. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based awards that are ultimately expected to vest during the period. Stock-based compensation expense recognized in our Consolidated Statement of Income in 2006 and 2007 includes compensation expense for share-based awards granted prior to, but not yet vested, as of December 31, 2005, as well as compensation expense for the share-based payment awards granted subsequent to December 31, 2005. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of restricted stock is determined based on the number of shares granted and the closing price of our common stock on the date of grant. Compensation expense for all share-based payment awards is recognized using the straight-line amortization method over the vesting period. Stock-based compensation expense of $13.7 million was charged to operating expenses during 2007. The related tax benefit of $3.7 million resulted in a net after-tax stock-based compensation expense of $10.0 million for 2007.

As stock-based compensation expense recognized in our Consolidated Statement of Income for 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our pro forma information required under SFAS 123, for periods prior to 2006, accounted for forfeitures as they occurred. In March 2005 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides supplemental implementation guidance for SFAS 123(R). We have applied the provision of SAB 107 in our adoption of SFAS 123(R).

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

See Note 5 in the Consolidated Financial Statements in this Form 10-K for further information regarding the impact of our adoption of SFAS 123(R) and the assumptions we use to calculate the fair value of share-based compensation.

Results of Operations

The following table presents certain items from our consolidated statements of income as a percentage of total revenue for the years indicated.

	2007	2006	2005

Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Direct cost of services	2.9	2.5	2.3
Network and infrastructure	9.3	9.5	9.0
Sales and marketing	38.5	36.9	31.5
Product research and development	11.2	10.5	9.4
General and administrative	11.1	11.1	9.7
Depreciation and amortization	3.6	3.6	4.0
Amortization of acquisition-related costs	2.2	3.9	4.0

Total costs and expenses	78.8	78.0	69.9

Income from operations	21.2	22.0	30.1
Interest Income	9.2	7.4	4.4
Other (expense), net	(0.9)	(0.3)	(2.1)

Income before income tax expense	29.5	29.1	32.4
Income tax expense	9.2	9.3	6.8

Net income	20.3%	19.8%	25.6%

Revenue.  Our revenue increased to $349.3 million in 2007 from $307.6 million in 2006 and $220.4 million in 2005. The revenue increases were primarily attributable to increased traffic, increase in average order value offset by a reduction in close ratio, growth in the number of online game and consumer electronic clients we served, increased sales from international sites, expanded strategic marketing activities with a larger number of clients, and acquisitions. Sales of security software products for PCs represent the largest contributor to our revenues. Acquisitions made during each of 2007, 2006 and 2005 generated approximately

1.3%, 3.5% and 2.0% of our total revenue for those years, respectively. International sales represented approximately 43.2%, 41.2% and 38.7% of revenue in the years ended December 31, 2007, 2006 and 2005, respectively. That growth is attributable to a larger number of international stores being operated for our clients. Sales of products for one software publisher client, Symantec Corporation, accounted for approximately 26.2% of our revenue in 2007, 30.2% in 2006 and 29.7% in 2005. In addition, revenues derived from proprietary Digital River services sold to Symantec end-users and dealer network sales of Symantec products amounted to approximately 13.2% of our total revenue in 2007, 16.6% in 2006 and 14.4% in 2005.

Direct Cost of Services.  Our direct cost of services primarily include costs related to personnel, product fulfillment, physical on demand, our proprietary back-up CD production and client-specific costs. Direct cost of service expense was $10.2 million, $7.7 million, and $5.1 million, in 2007, 2006 and 2005, respectively. The increase in 2007 compared with 2006 was primarily due to approximately $1.6 million in increased CD supply costs associated with higher gross sales and $0.8 million in additional personnel costs to support our largest clients and handle increased sales volume. The increase in 2006 compared with 2005 was attributable to personnel added to support new clients and increased transaction volumes, recent acquisitions and stock-based compensation expense related to employee stock options and employee stock purchases recognized under SFAS 123(R). As a percentage of revenue, direct cost of services increased to 2.9% in 2007 from 2.5% and 2.3% in 2006 and 2005, respectively.

We currently believe direct costs of services will increase in absolute dollars in 2008 compared to 2007 as we continue to expand our worldwide fulfillment capacity to meet anticipated shipment volumes.

Network and Infrastructure.  Our network and infrastructure expenses primarily include personnel related expenses and costs to operate and maintain our technology platforms, customer service, data communication and data center operations. Network and infrastructure expenses were $32.3 million in 2007, up from $29.3 million and $19.8 million in 2006 and 2005, respectively. The increase in 2007 from 2006 was primarily due to approximately $1.8 million in additional software license amortization expense, $1.3 million in increased data telecommunication and data center operations costs and $1.0 million of network and infrastructure costs related to recent acquisition, NetGiro Systems. These increases supported our revenue growth and were partially offset by $1.9 million lower personnel costs due primarily to Symantec Corporation bringing certain customer service activities in-house and the absence of workforce reduction related costs incurred in connection with the 2006 consolidation of our International customer service center located in Ireland. The increase in 2006 expenses from 2005 resulted primarily from Information Services personnel added to support our revenue growth as well as those gained through acquisition of other businesses and costs related to operating new international data centers. As a percentage of revenue, network and infrastructure costs declined to 9.3% from 9.5% in 2006 and were 9.0% in 2005.

We currently believe network and infrastructure expenses will increase in absolute dollars in 2008 compared to 2007 as we continue to expand our worldwide global data center and customer service capacity.

Sales and Marketing.  Our sales and marketing expenses mainly include credit card transaction and other payment processing fees, personnel and related costs, advertising, promotional and product marketing expenses, credit card chargeback’s and bad debt expense. Sales and marketing expenses were $134.4 million, $113.5 million and $69.4 million in 2007, 2006 and 2005, respectively. The increase in 2007 from 2006 was driven by an additional $9.2 million in personnel and related costs to support our global growth initiatives in strategic and product marketing, $5.7 million in promotional and product marketing expenses associated with MarketForce services, particularly paid search and a $5.5 million increase in credit card and other payment processing fees directly related to incremental gross revenue and the addition of new international payment methods. During 2007, we continued to strengthen our presence in the global and the consumer electronics markets. We increased the value of existing client relationships through our strategic marketing and oneNetwork affiliate program. In addition, we expanded our relationships with two of our major partners, Symantec and Microsoft. The increase in sales and marketing expenses in 2006 from 2005 resulted primarily from credit card fees directly associated with increased revenue, new international payment methods, marketing personnel and related expenses, costs from recent acquisitions, and stock-based compensation expense related to employee stock options and employee stock purchases recognized under SFAS 123(R). As a percentage of revenue, sales and marketing expense increased to 38.5% in 2007 from 36.9% and 31.5% in 2006 and 2005, respectively.

We currently believe sales and marketing expenses will increase in absolute dollars in 2008 compared to 2007, to support the expansion of our client relationships through increased investments in subscriptions, international payment processing and strategic marketing services. We also plan to invest in key vertical markets, in particular consumer electronics and games.

Product Research and Development.  Our product research and development expenses include the costs of personnel and related expenses associated with developing and enhancing our technology platforms and related systems. Product research and development expense was $39.2 million in 2007, compared to $32.3 million and $20.7 million in 2006 and 2005, respectively. The increase in 2007 from 2006 was primarily due to strategic investments of an additional $4.8 million in professional consulting fees and $2.4 million additional personnel related expenses mainly in software development and quality assurance. These investments supported on-going initiatives in our e-commerce infrastructure to advance global system scalability, our e-marketing capabilities and client reporting. We expect these investments to drive long-term operational efficiencies across the organization and provide further competitive differentiation. Our 2007 network and infrastructure costs also included new acquisition NetGiro Systems and software development expenses related to our new relationship with Electronic Arts, a leading interactive entertainment software company. We did not capitalize any internal software development costs in 2007. The increase in 2006 from 2005 resulted primarily from increases in personnel related expenses to support our growth initiatives, costs from recent acquisitions, development related to our expanded relationship with Microsoft and stock-based compensation expense related to employee stock options and employee stock purchases recognized under SFAF 123(R). As a percentage of revenue, product research and development expense increased to 11.2% in 2007 from 10.5% in 2006 and 9.4% in 2005.

We currently believe that product research and development expenses will increase in absolute dollars in 2008 compared to 2007, as a result of continued investments in product development required to remain competitive.

General and Administrative.  Our general and administrative expenses primarily include the costs of executive, accounting and administrative personnel and related expenses, professional fees for legal, tax and audit services, bank fees and insurance. General and administrative expenses increased to $38.9 million in 2007 from $34.2 million and $21.5 million in 2006 and 2005, respectively. The increase in 2007 from 2006 resulted primarily from expenses required to support our global expansion and infrastructure investments including approximately $2.3 million of additional professional consulting fees, $1.7 million in additional personnel related costs and $0.9 million of additional bank fees mainly incurred by our new acquisition, NetGiro Systems. NetGiro Systems is an international payment service provider headquartered in Stockholm, Sweden. The increase expenses in 2006 from 2005 resulted primarily from the addition of personnel and facilities to support our global expansion, such as our offices in Ireland and Luxembourg, as well as those gained through acquisition of other businesses, from stock-based compensation expense related to employee stock options and employee stock purchases recognized under SFAS 123(R) and costs incurred for activities related to our internal review of historical stock option practices. As a percentage of revenue, general and administrative expenses were 11.1% in both 2007 and 2006 and increased from 9.7% in 2005.

We currently believe that general and administrative expenses will increase in absolute dollars in 2008 compared to 2007, as we continue to invest in our infrastructure to support continued organic growth and expenses related to new acquisitions.

Depreciation and Amortization.  Our depreciation and amortization expense line item includes the depreciation of computer equipment and office furniture and the amortization of purchased and internally developed software, leasehold improvements made to our leased facilities, and debt financing costs. Computer equipment, software and furniture are depreciated under the straight-line method using three to seven years lives, and leasehold improvements are amortized over the shorter of the life of the asset or the remaining length of the lease. Depreciation and amortization expense increased to $12.7 million in 2007 from $11.0 million in 2006 and $8.8 million in 2005. The increased expenses in 2007 and 2006 resulted primarily from increases in our assets, as gross capitalized property and equipment increased to $74.1 million on December 31, 2007, from $56.4 million and $52.0 million on December 31, 2006 and 2005, respectively.

We currently believe that depreciation and amortization expenses will increase in absolute dollars in 2008 compared to 2007 as we have and will continue to expand our worldwide customer support capacity and expand the number of operating global data centers.

Amortization of Acquisition Related Intangibles.  Our amortization of acquisition-related intangibles line item consists of the amortization of intangible assets recorded from our 9 acquisitions in the past four years. Amortization of acquisition related intangibles decreased to $7.6 million in 2007 from $12.1 million in 2006 and $8.7 million in 2005. The decrease in 2007 from 2006 and 2005 reflects the full amortization of certain past acquisitions partially offset by the increased amortization of 2007 acquisitions. We complete our annual goodwill impairment test using a two-step approach in the fourth quarter of each year. Our assessment has indicated that there is no impairment of goodwill for the years ended December 31, 2007, 2006 and 2005. We have purchased, and expect to continue purchasing, assets or businesses, which may include the purchase of intangible assets.

Income from Operations.  Our income from operations in 2007 was $73.9 million, up from $67.6 million in 2006 and $66.4 million in 2005. As a percentage of revenue, income from operations was 21.2% in 2007, 22.0% in 2006 and 30.1% in 2005. Income from operations decreased during 2007 from 2006 and 2005 as a percentage of revenue as expenses grew faster than revenues primarily due to higher spending on global growth initiatives.

Interest Income.  Our interest income line item is the total of interest income on our cash, cash equivalents, and short-term investments. Interest income was $32.2 million, $22.8 million and $9.7 million in 2007, 2006 and 2005, respectively. The increases in interest income were primarily due to higher cash balances and slightly higher interest rates.

Other Income (Expense), Net.  Our other income (expense), net line item is the total of interest expense on our debt and foreign currency transaction gains and losses. Interest expense was $2.4 million in 2007, 2006 and 2005 and is related primarily to our contingent convertible notes. Our loss from foreign currency remeasurement was $0.6 million in 2007 compared to a gain of $1.5 million in 2006 and a loss of $2.2 million in 2005.

Income Taxes.  In 2007, our tax expense was $32.3 million, made up of approximately $37.0 million of current tax expense and $4.7 million of deferred tax benefit. In 2006, our tax expense was $28.7 million, made up of approximately $39.4 million of current tax expense and $10.8 million of deferred tax benefit. In 2005, our tax expense was $14.9 million, made up of approximately $26.1 million of current tax expense and $11.2 million of deferred tax benefit. Our effective tax rate for 2007 was 31.3% compared to 32.0% in 2006 and 20.8% in 2005. In 2007 and 2006, our effective tax rate differed from statutory rates mainly because of the impact of the international tax structure that we implemented in early 2006. In 2005, our effective tax was impacted by the reversal of a previously established valuation allowance.

As of December 31, 2007, we had U.S. tax loss carryforwards of approximately $21.5 million and foreign tax loss carryforwards of $1.2 million. These tax loss carryforwards consist solely of acquired net operating losses. The U.S. tax loss carryforwards expire in the years 2021 through 2025.

In prior years, there was uncertainty of future realization of the deferred tax assets resulting from acquired U.S. tax loss carryforwards due to anticipated limitations, including limitations under Section 382 of the Internal Revenue Code (IRC). Therefore, a valuation allowance was recorded against the tax effect of such tax loss carryforwards. We have evaluated these deferred tax assets and concluded it is now more likely than not that we will realize $11.6 million of these deferred tax assets. This is based on conclusions of an IRC Section 382 analysis completed during this year as well as our expected future taxable income. The release of the valuation allowance was recorded in the second quarter of 2007 and was reflected as a reduction to goodwill. A valuation allowance remains on approximately $1.4 million of deferred tax assets related to acquired operating losses and other tax attributes as we believe it is not more likely than not that these deferred tax assets will be realized. This valuation allowance is due to anticipated limitations on acquired losses and any future release of this valuation allowance will reduce goodwill.

Comprehensive Income.  Comprehensive income includes revenues, expenses, gains and losses that are excluded from net earnings under GAAP. Items of comprehensive income are unrealized gains and losses on short term investments and foreign currency translation adjustments which are added to net income to compute comprehensive income. Comprehensive income is net of income tax benefits or expense.

In 2007, comprehensive income included $18.3 million recorded for unrealized foreign exchange gains on the revaluation of investments in foreign subsidiaries; and $1.0 million net of $0.6 million tax expense for unrealized investment gains. In 2006, comprehensive income included $13.5 million recorded for unrealized foreign exchange gains on the revaluation of investments in foreign subsidiaries; and $0.6 million net of $0.2 million tax expense for unrealized investment gains. In 2005, comprehensive income included $1.3 million recorded for unrealized foreign exchange losses on the revaluation of investments in foreign subsidiaries; and $0.8 million net of $0.5 million tax benefit for unrealized investment losses.

Liquidity and Capital Resources

As of December 31, 2007, we had $381.8 million of cash and cash equivalents, $315.6 million of short-term investments, and working capital of $529.7 million. The major components of our working capital are cash and cash equivalents, short-term investments and short-term receivables net of client and merchant payables. Our primary source of internal liquidity is our operating activities. Net cash provided by operating activities in 2007, 2006 and 2005 was $146.4 million, $117.5 million and $119.8 million, respectively. Net cash provided by operating activities in 2007 was primarily the result of net income adjusted for non-cash expenses, and increases in accrued liabilities and accounts payable partially offset by decreases in accounts receivable and income tax payable. Net cash provided by operating activities in 2006 and 2005 was primarily the result of net income adjusted for non-cash expenses, increases in accrued liabilities, accounts payable and income tax payable partially offset by an increase in accounts receivable. Due to our adoption of SFAS 123(R), as of January 1, 2006, the impact of the excess tax benefits of stock-based compensation, defined as the benefits of a tax deduction for share-based payment expenses that exceeds the recognized compensation expenses, is now reported under financing activities with a corresponding deduction from operating activities in our Consolidated Statements of Cash Flows.

Net cash used in investing activities was $128.7 million in 2007 and was the result of net purchases of investments of $78.3 million, cash paid for acquisitions, net of cash received, of $31.6 million, and purchases of capital equipment of $18.7 million. Net cash used in investing activities was $68.0 million in 2006 and was the result of net purchases of investments of $14.3 million, cash paid for acquisitions, net of cash received, of $37.8 million, and purchases of capital equipment of $15.9 million. Net cash used in investing activities was $125.4 million in 2005 and was the result of net purchases of investments of $62.9 million, cash paid for acquisitions, net of cash received, of $54.2 million, and purchases of capital equipment of $8.3 million.

In September 2007, we acquired all of the capital stock of NetGiro Systems AB, for approximately $27.4 million in cash. In January 2006, we acquired Direct Response Technologies, Inc. (now DR Marketing Solutions, Inc.) for approximately $15.0 million in cash, and in June 2006, we acquired MindVision for approximately $21.2 million in cash payments to stockholders plus the assumption of certain liabilities. In December 2005, we acquired all of the capital stock of Commerce5, Inc., an outsourced e-commerce provider to high-tech and consumer electronics manufacturers for $45.1 million in cash. In March 2005, we acquired SWReg, an operating business of Atlantic Coast plc, a private limited UK company, for $8.8 million in cash.

Net cash used by financing activities in 2007 was $35.5 million, net cash provided by financing activities in 2006 and 2005 was $204.6 million and $12.3 million, respectively. In 2007 our cash used in financing is mostly due to our stock repurchase which equaled $63.0 million and has been offset by sales to employees under our employee stock purchase plan and by exercise of stock options. In 2006 our external financing has been provided primarily by the sale of our stock and convertible notes in private and public offerings, and, to a lesser extent, by sales to employees under our employee stock purchase plan and by exercise of stock options. In March 2006, we sold 4.0 million shares of our common stock. The offering provided net proceeds of $172.8 million, and was made pursuant to a shelf registration statement previously filed with the Securities and Exchange Commission. During 2007, proceeds from the exercise of stock options provided cash of $13.5 million, and proceeds of $12.0 million were provided by the excess tax benefit from stock-based compensation. During 2006, proceeds from the exercise of stock options provided cash of $21.1 million, and proceeds of $9.0 million were provided by the excess tax benefit from stock-based compensation. During 2005, proceeds from the exercise of stock options provided cash of $23.2 million, and we repurchased $13.1 million of common stock, which reduced our net cash provided by financing activities.

Liquidity and Capital Resource Requirements

We believe that existing sources of liquidity and the results of our operations will provide adequate cash to fund our ongoing operations for the foreseeable future, although we may seek to raise additional capital. In January 2005, we filed a registration statement to increase our available shelf registration amount and we have approximately $82 million for future use. In addition, we filed an acquisition shelf for up to approximately 1.5 million shares. In February 2006, we filed a shelf registration that would allow us to sell an undetermined amount of equity or debt securities in accordance with the recently approved rules applying to “well known seasoned issuers.” These filings were made to provide future flexibility for acquisition and financing purposes. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. There can be no assurances that financing will be available in amounts or on terms acceptable to us, if at all.

Contractual Obligations

At December 31, 2007, our principal commitments consisted of interest and principal on our convertible senior notes and long-term obligations outstanding under operating leases. Although we have no material commitments for capital expenditures, we anticipate continued capital expenditures consistent with our anticipated growth in operations, infrastructure and personnel. We expect that our operating expenses will continue to grow as our overall business grows and that they will be a material use of our cash resources.

	Payment Due by Period (In thousands)
	Total Amount				2012 and
Contractual Obligations	Committed	2008	2009	2010-2011	Thereafter

Operating Lease Obligations	$13,013	$3,880	$2,485	$2,662	$3,986
Convertible Senior Notes	$235,220	$2,438	$2,438	$4,875	$225,469
Total	$248,233	$6,318	$4,923	$7,537	$229,455

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

2008 Outlook

We believe the outlook for our business remains positive for 2008. Global online sales continue to increase and buyers appear to be increasingly comfortable shopping online. In our core market, trends continue to favor the transition away from packaged, physical delivery of software to electronic download. Additionally, we see opportunities to grow our share of business in adjacent and complementary vertical markets such as consumer electronics and computer and video games. We also see opportunities to expand our core service offerings in areas such as payment processing, subscriptions management and strategic marketing. We anticipate making incremental investments in our people and technology in support of our strategic growth initiatives in 2008. We believe the initiatives outlined in our strategic plan will enable us to; 1) continue to be a leader in the software delivery market, 2) strengthen our product and service offering by investing in our core business, 3) expand into new vertical markets such as consumer electronics, and computer and video games and 4) supplement our growth through strategic acquisitions.

New Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” This revised Statement, which we refer to as SFAS No. 141R, is intended to simplify existing guidance and converge rulemaking under U.S. GAAP with international accounting rules. SFAS No. 141R will significantly change the accounting for business combinations in a number of areas, including the treatment of contingent consideration, contingencies, acquisition costs and restructuring costs. Also under this Statement, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. Adoption of this Statement is not expected to have a material effect on our financial condition and results of operations or cash flows.

In September 2006, the FASB issued statement No. 157, “Fair Value Measurements”, (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. The Company has not yet determined the impact of this Statement on its financial condition and results of operations or cash flows.

Off Balance Sheet Arrangements

None

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

Our portfolio of cash equivalents and short-term investments is maintained in a variety of securities, including government obligations and money market funds. Investments are classified as available-for-sale securities and carried at their market value with cumulative unrealized gains or losses recorded as a component of “accumulated other comprehensive income/(loss)” within stockholders’ equity. At December 31, 2007 and 2006, all securities held had maturities or reset dates of less than three years. A sharp rise in interest rates could have an adverse impact on the market value of certain securities in our portfolio. We do not currently hedge our interest rate exposure and do not enter into financial instruments for trading or speculative purposes or utilize derivative financial instruments. A hypothetical and immediate one percent (1%) increase in interest rates would decrease the fair value in our investment portfolio held at December 31, 2007 and 2006, by $1.48 million and by $1.38 million, respectively. A hypothetical and immediate one percent (1%) decrease in interest rates would increase the fair value in our investment portfolio held at December 31, 2007 and 2006, by $1.48 million and by $1.38 million, respectively. The approximate gains or losses in earnings are estimates, and actual results could vary due to the assumptions used. At December 31, 2007 and 2006, we had

$195.0 million of 1.25% fixed rate contingent convertible debt outstanding. We presently believe there is minimal risk that market interest rates will drop significantly below 1.25%.

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

The effect on our consolidated statements of income from changes in exchange rates versus the U.S. Dollar is as follows (in thousands):

	Year Ended December 31, 2007			Year Ended December 31, 2006			Year Ended December 31, 2005
	At Prior	Exchange		At Prior	Exchange		At Prior	Exchange
	Year	Rate	As	Year	Rate	As	Year	Rate	As
	Rates(1)	Effect(2)	Reported	Rates(1)	Effect(2)	Reported	Rates(1)	Effect(2)	Reported

Revenue	$341,293	$7,982	$349,275	$307,071	$561	$307,632	$220,625	$(217)	$220,408
Costs and expenses	269,682	5,679	275,361	239,621	416	240,037	153,981	7	153,988

Income from operations	$71,611	$2,303	$73,914	$67,450	$145	$67,595	$66,644	$(224)	$66,420

(1)	Represents the outcome that would have resulted had exchange rates in the current period been the same as those in effect in the comparable prior-year period for operating results.

(2)	Represents the increase (decrease) in reported amounts resulting from changes in exchange rates from those in effect in the comparable prior-year period for operating results.

Transaction Exposure

The Company enters into short term foreign currency forward contracts to offset the foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in current earnings in other income (expense), net. Foreign currency transaction gains and losses were a loss of $0.6 million in 2007, a gain of $1.5 million in 2006 and a loss of $2.2 million in 2005.

Translation Exposure

Foreign exchange rate fluctuations may adversely impact our consolidated financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. These gains or losses are recognized as an adjustment to stockholders’ equity through accumulated other comprehensive income/(loss) net of tax benefit or expense. The potential loss in fair value resulting from a hypothetical 10% adverse currency movement is $22.9 million and $16.0 million for 2007 and 2006, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

QUARTERLY FINANCIAL DATA (UNAUDITED)

Our Financial Statements and Notes thereto appear beginning at page 52 of this report.

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)

2007
Revenue	$91,631	$78,227	$82,539	$96,878
Income from operations	23,015	12,998	14,646	23,255
Net income	20,706	14,493	15,299	20,316
Net income per share — basic	$0.51	$0.35	$0.38	$0.51
Net income per share — diluted	$0.46	$0.32	$0.35	$0.46

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)

2006
Revenue	$78,014	$71,277	$75,337	$83,004
Income from operations	20,824	14,189	14,565	18,017
Net income	16,377	13,289	14,788	16,355
Net income per share — basic	$0.46	$0.34	$0.37	$0.41
Net income per share — diluted	$0.41	$0.30	$0.33	$0.36

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures conducted as of December 31, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) were effective at reasonable assurance levels to ensure that the information required to be disclosed by us in this Form 10-K was recorded, processed, summarized and reported within the time periods specified in the rules and instructions for Form 10-K.

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. That evaluation excluded the business operations of NetGiro Systems AB on September 1, 2007. The acquired business operations excluded from the evaluation together constituted less than four percent of total assets at December 31, 2007, and approximately one percent of revenues and net income, for the year then ended. Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2007, as stated in their report in which they expressed an unqualified opinion, which is included herein.

(c)	Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2007, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d)	Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Digital River, Inc.

We have audited Digital River, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Digital River, Inc’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Digital River, Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of NetGiro Systems AB, which is included in the December 31, 2007, consolidated financial statements of Digital River Inc. and constituted less than 4% of total assets at December 31, 2007, and less than 2% of revenue and net income for the year then ended. Our audit of internal control over financial reporting of Digital River, Inc. also did not include an evaluation of the internal control over financial reporting of NetGiro Systems AB.

In our opinion, Digital River, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Digital River, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Digital River, Inc. and our report dated February 29, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Minneapolis, Minnesota
February 29, 2008

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information required in Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2008 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Other than the identification of executive officers, which is set forth in Part  I, Item 1 hereof, the information required in Item 10 of Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2008 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

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

The information required in Item 11 of Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2008 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in Item 12 of Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2008 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in Item 13 of Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2008 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in Item 14 of Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2008 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

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

(3) Exhibits.

Exhibit
Number		Description of Document

2	.1(1)	Stock Purchase Agreement, dated as of April 17, 2004, by and among Digital River, Inc., Blitz F03-1424 GmbH, a company organized under the laws of Germany and a wholly owned subsidiary of Digital River, and the selling shareholders of element 5 Informationstechnologien und — dienstleistungen Aktiengesellschaft, a company organized under the laws of Germany.
3	.1(2)	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.
3	.2(4)	Amended and Restated Bylaws of the Registrant, as currently in effect.
4	.1(5)	Specimen Stock Certificate.
4	.2(2)	Form of Senior Debt Indenture.
4	.3(2)	Form of Subordinated Debt Indenture.
4.4		References are hereby made to Exhibits 3.1 and 3.2.
4	.5(9)	Indenture dated as of June 1, 2004, between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the Note.
10	.1(5)	Form of Indemnity Agreement between Registrant and each of its directors and executive officers.
10	.3(5)	Consent to Assignment and Assumption of Lease dated April 22, 1998, by and between CSM Investors, Inc., IntraNet Integration Group, Inc. and Registrant.
10	.4(3)	Assignment of Lease dated April 21, 1998, by and between Intranet Integration Group, Inc. and Registrant.
10	.5(3)	Lease Agreement dated January 18, 2000, between Property Reserve, Inc. and Registrant.
10	.6(4)	First Amendment of Lease dated January 31, 2001, to that certain Lease dated April 24, 1996, between CSM Investors, Inc. and Registrant (as assignee of Intranet Integration Group, Inc.).
10	.7(6)	1998 Stock Option Plan, as amended and superseded by Exhibit 10.18.*
10	.8(7)	1999 Stock Option Plan, formerly known as the 1999 Non-Officer Stock Option Plan, as amended and superseded by Exhibit 10.18.*
10	.9(6)	2000 Employee Stock Purchase Plan, as amended, and offering.*

Exhibit
Number		Description of Document

10	.11(8)	Second Amendment of Lease dated April 22, 2002, to that certain Lease dated April 24, 1996, between CSM Investors, Inc. and Registrant (as assignee of Intranet Integration Group, Inc.) as amended.
10	.12(8)	Second Amendment of Lease dated April 28, 2003, to that certain Lease dated January 18, 2000, between Property Reserve Inc. and Registrant.
10	.15(9)	Registration Rights Agreement dated as of June 1, 2004, between Digital River, Inc. and the initial purchasers of Senior Convertible Notes due January 1, 2024.
10	.16(13)	Summary of Compensation Program for Non-Employee Directors.
10	.17(14)	Second Amended and Restated Symantec Online Store Agreement, by and among Symantec Corporation, Symantec Limited, Digital River, Inc. and Digital River Ireland Limited effective April 1, 2006‡
10	.18(10)	1998 Equity Incentive Plan (formerly known as 1998 Stock Option Plan).*
10	.19(13)	Amended and Restated Employment Agreement for Joel A. Ronning.*
10	.20(13)	Change of Control and Severance Agreement for Thomas M. Donnelly.*
10	.21(11)	Form of Amendment to Non-Qualified Stock Option Agreement.*
10	.22(12)	Inducement Equity Incentive Plan.*
10	.23++	2007 Equity Incentive Plan.*
12	.1++	Computation of Ratio of Earnings to Fixed Charges.
21	.1++	Subsidiaries of Digital River, Inc.
23	.1++	Consent of Independent Registered Public Accounting Firm, dated February 29, 2008.
24	.1++	Power of Attorney, pursuant to which amendments to this Annual Report on Form 10-K may be filed, is included on the signature pages of this Annual Report on Form 10-K.
31	.1++	Certification of Digital River, Inc.’s Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2++	Certification of Digital River, Inc.’s Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	++	Certification of Digital River, Inc.’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

++	Filed herewith.

*	Management contract or compensatory plan.

‡	Confidential treatment has been requested for portions of this agreement, which portions have been filed † separately with the SEC.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 4, 2004.

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 1, 2006.

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 30, 2000.

(4)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001.

(5)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 333-56787), declared effective on August 11, 1998.

(6)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (File No. 333-105864) filed on June 5, 2003.

(7)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003.

(8)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed on May 15, 2003.

(9)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 13, 2004.

(10)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 31, 2005.

(11)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on August 9, 2005.

(12)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 20, 2005.

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 14, 2007.

(14)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 1, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Eden Prairie, State of Minnesota, on February 29, 2008.

DIGITAL RIVER, INC.

By:	/s/ Joel A. Ronning
Joel A. Ronning
Chief Executive Officer

We, the undersigned, directors and officers of Digital River, Inc., do hereby severally constitute and appoint Joel A. Ronning and Thomas M. Donnelly and each or any of them, our true and lawful attorneys and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Joel A. Ronning Joel A. Ronning	Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2008

/s/ Thomas M. Donnelly Thomas M. Donnelly	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 29, 2008

/s/ Perry W. Steiner Perry W. Steiner	Director	February 29, 2008

/s/ William Lansing William Lansing	Director	February 29, 2008

/s/ Thomas F. Madison Thomas F. Madison	Director	February 29, 2008

/s/ J. Paul Thorin J. Paul Thorin	Director	February 29, 2008

/s/ Frederic Seegal Frederic Seegal	Director	February 29, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Digital River, Inc.

We have audited the accompanying consolidated balance sheets of Digital River, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audit also included the financial statement schedule listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digital River, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment, using the modified prospective approach.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Digital River, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Minneapolis, Minnesota
February 29, 2008

DIGITAL RIVER, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2007	2006
	(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$381,788	$390,243
Short-term investments	315,636	235,699
Accounts receivable, net of allowance of $2,489 and $2,339	64,914	52,392
Deferred income taxes	7,899	19,687
Prepaid expenses and other	4,577	6,025

Total current assets	774,814	704,046

Property and equipment, net	31,102	24,079
Goodwill	261,885	243,799
Intangible assets, net of accumulated amortization of $59,493 and $50,092	32,382	21,106
Deferred income taxes	15,606	1,276
Other assets	11,955	11,957

TOTAL ASSETS	$1,127,744	$1,006,263

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$180,386	$141,386
Accrued payroll	12,704	12,097
Deferred revenue	10,384	7,040
Accrued acquisition liabilities	399	5,654
Other accrued liabilities	41,229	39,982

Total current liabilities	245,102	206,159

NON-CURRENT LIABILITIES:
Convertible senior notes	195,000	195,000
Other liabilities	11,362	1,345

Total non-current liabilities	206,362	196,345

TOTAL LIABILITIES	451,464	402,504

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred Stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $.01 par value; 120,000,000 shares authorized; 42,502,019 and 41,021,709 shares issued and 40,549,135 and 40,458,093 outstanding	405	404
Additional paid-in capital	576,529	546,758
Retained earnings	68,413	44,989
Accumulated other comprehensive income	30,933	11,608

Total stockholders’ equity	676,280	603,759

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,127,744	$1,006,263

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL RIVER, INC.

Consolidated Statements of Income

	For the Years Ended December 31
	2007	2006	2005
	(In thousands except per share data)

Revenue	$349,275	$307,632	$220,408
Costs and expenses
Direct cost of services	10,243	7,709	5,063
Network and infrastructure	32,309	29,250	19,817
Sales and marketing	134,401	113,462	69,371
Product research and development	39,179	32,341	20,690
General and administrative	38,937	34,158	21,484
Depreciation and amortization	12,706	10,983	8,833
Amortization of acquisition-related intangibles	7,586	12,134	8,730

Total costs and expenses	275,361	240,037	153,988

Income from operations	73,914	67,595	66,420
Interest Income	32,167	22,836	9,668
Other expense, net	(3,006)	(949)	(4,701)

Income before income tax expense	103,075	89,482	71,387
Income tax expense	32,261	28,672	14,875

Net income	$70,814	$60,810	$56,512

Net income per share — basic	$1.75	$1.58	$1.64

Net income per share — diluted	$1.58	$1.40	$1.41

Shares used in per-share calculation — basic	40,444	38,593	34,536

Shares used in per-share calculation — diluted	45,914	44,642	41,448

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL RIVER, INC.

Consolidated Statements of Stockholders’ Equity

						Retained
			Additional		Accumulated	Earnings	Total
	Common Stock		Paid-In	Deferred	Comprehensive	(Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit)	Equity	Income (Loss)
	(In thousands)

BALANCE, December 31, 2004	33,652	$337	$255,739	$(341)	$(330)	$(62,636)	$192,769	$34,133

Net income	—	—	—	—	—	56,512	56,512	56,512
Unrealized (loss) on investments	—	—	—	—	(776)	—	(776)	(776)
Foreign currency translation (loss)	—	—	—	—	(1,325)	—	(1,325)	(1,325)
Repurchase of common stock	(483)	(5)	(3,637)	—	—	(9,503)	(13,145)	—
Exercise of stock options	1,718	17	23,182	—	—	—	23,199	—
Stock-based compensation	—	—	(2,053)	293	—	—	(1,760)	—
Inducement Equity Incentive Plan	64	1	1,971	(1,942)	—	—	30	—
Tax benefit of stock-based compensation	—	—	47,848	—	—	—	47,848	—
Common stock issued under the Employee
Stock Purchase Plan	83	—	2,199	—	—	—	2,199	—

BALANCE, December 31, 2005	35,034	$350	$325,249	$(1,990)	$(2,431)	$(15,627)	$305,551	$54,411

Net income	—	—	—	—	—	60,810	60,810	60,810
Reclassification of deferred compensation balance upon adoption of SFAS 123(R)	—	—	(1,990)	1,990	—	—	—	—
Unrealized gain on investments	—	—	—	—	576	—	576	576
Foreign currency translation gain	—	—	—	—	13,463	—	13,463	13,463
Sale of common stock	4,000	40	172,740				172,780	—
Stock Issued for Acquisition	28	—	1,175	—	—	(3)	1,172	—
Exercise of stock options	1,220	12	21,106	—	—	—	21,118	—
Stock-based compensation	113	1	13,903	—	—	—	13,904	—
Tax withheld in restricted stock vesting	(8)		(235)	—	—	(191)	(426)	—
Tax benefit of stock-based compensation	—	—	12,700	—	—	—	12,700	—
Common stock issued under the Employee
Stock Purchase Plan	71	1	2,110	—	—	—	2,111	—

BALANCE, December 31, 2006	40,458	$404	$546,758	$—	$11,608	$44,989	$603,759	$74,849

Net income	—	—	—	—	—	70,814	70,814	70,814
Unrealized gain on investments	—	—	—	—	1,006	—	1,006	1,006
Foreign currency translation gain	—	—	—	—	18,319	—	18,319	18,319
Repurchase of common stock	(1,372)	(14)	(15,683)	—	—	(47,271)	(62,968)
Stock Issued for Acquisition	44	—	2,150	—	—	—	2,150	—
Exercise of stock options	1,220	12	13,498	—	—	—	13,510	—
Stock-based compensation			13,742	—	—	—	13,742	—
Restricted stock issued under equity incentive plans, net of forfeitures	135	2	(2)
Tax withheld in restricted stock vesting	(11)		(407)	—	—	(119)	(526)	—
Tax benefit of stock-based compensation	—	—	13,990	—	—	—	13,990	—
Common stock issued under the Employee Stock Purchase Plan	76	1	2,483	—	—	—	2,484	—

BALANCE, December 31, 2007	40,550	$405	$576,529	$—	$30,933	$68,413	$676,280	$90,139

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL RIVER, INC.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands)

OPERATING ACTIVITIES:
Net income	$70,814	$60,810	$56,512
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of acquisition-related intangibles	7,586	12,134	8,730
Change in accounts receivable allowance, net of acquisitions	(174)	1,215	(598)
Depreciation and amortization	12,706	10,983	8,833
Stock-based compensation expense related to stock-based compensation plans	13,742	13,904	293
Tax benefit of stock-based compensation	—	—	45,417
Excess tax benefits from stock-based compensation	(12,030)	(8,980)	—
Deferred income taxes and other	27,522	19,583	(34,789)
Litigation and other charges	—	—	(739)
Change in operating assets and liabilities (net of acquisitions):
Accounts receivable	(6,863)	(14,678)	(10,304)
Prepaid and other assets	1,325	(1,293)	(2,417)
Accounts payable	32,181	3,701	34,822
Deferred revenue	3,046	811	1,395
Income tax payable	(7,076)	8,126	2,740
Accrued payroll and other accrued liabilities	3,609	11,190	9,859

Net cash provided by operating activities	146,388	117,506	119,754

INVESTING ACTIVITIES:
Purchases of investments	(436,806)	(193,609)	(190,713)
Sales of investments	358,470	179,296	127,771
Cash paid for acquisitions, net of cash received	(31,625)	(37,800)	(54,177)
Purchases of equipment and capitalized software	(18,722)	(15,907)	(8,328)

Net cash used in investing activities	(128,683)	(68,020)	(125,447)

FINANCING ACTIVITIES:
Proceeds from sales of common stock	—	172,780	—
Exercise of stock options	13,510	21,118	23,199
Sales of common stock under employee stock purchase plan	2,483	2,109	2,199
Repurchase of common stock	(62,968)	—	(13,145)
Repurchase of restricted stock to satisfy tax withholding obligation	(528)	(426)	—
Excess tax benefits from stock-based compensation	12,030	8,980	—

Net cash provided by (used in)financing activities	(35,473)	204,561	12,253

EFFECT OF EXCHANGE RATE CHANGES ON CASH	9,313	4,426	(2,524)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,455)	258,473	4,036
CASH AND CASH EQUIVALENTS, beginning of year	390,243	131,770	127,734
CASH AND CASH EQUIVALENTS, end of year	$381,788	$390,243	$131,770

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest on Convertible Senior Notes	$2,438	$2,438	$2,641

Cash paid for income taxes	$8,232	$2,006	$193

Noncash investing and financing activities:
Common stock issued in acquisitions and earn-outs	$2,150	$1,172	$—

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements
December 31, 2007 and 2006

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

Foreign Currency Translation

Substantially all of our foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities are translated at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated into U.S. dollars at average exchange rates for the period. Gains and losses resulting from translation are recorded as a component of equity. Gains and losses resulting from foreign currency transactions are recognized as “other (expense), net.”

Cash and Cash Equivalents

We consider all short-term, highly liquid investments, primarily high grade commercial paper and money market accounts, that are readily convertible into known amounts of cash and that have original or remaining maturities of three months or less at the date of purchase to be cash equivalents. As of December 31, 2007 and 2006, cash balances of $1.5 million and $2.9 million, respectively, were held by banks or credit card processors to secure potential future credit card fees, fines and chargebacks or for other payments. In addition, at December 31, 2007 and 2006, $0.4 million and $0.6 million were restricted by letter of credit and agreements required by international tax jurisdictions as security for potential tax liabilities.

Short-Term Investments

Our short-term investments consist of debt securities that are classified as available-for-sale and are carried on our balance sheet at their market value with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive income within stockholders’ equity. As of December 31, 2007 and 2006, all securities had dates to maturity or reset dates of less than three years. We classify all of our available-for-sale securities as current assets, as these securities represent investments available for current corporate purposes.

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

	2007	2006

Computer hardware and software	$60,977	$46,326
Furniture, fixtures and leasehold improvements	13,077	10,055

Total property and equipment	$74,054	$56,381
Accumulated depreciation	(42,952)	(32,302)

Net property and equipment	$31,102	$24,079

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

Long-Lived Assets

We review all long-lived assets, including intangible assets with definite lives, for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Under SFAS 144, impairment losses are recorded whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. For long-lived assets used in operations, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted cash flows. We measure the impairment loss based on the difference between the carrying amount and estimated fair value. An impairment loss is recognized when estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. As part of our evaluation, we consider certain non-financial data as indicators of impairment such as changes in the operating environment and business strategy, competitive information, market trends and operating performance. When an impairment loss is identified, the carrying amount of the asset is reduced to its estimated fair value. There were no significant impairments of long-lived assets, including definite-lived intangible assets, recorded in 2007, 2006 or 2005.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, notes payable and accounts payable approximates fair value because of the short maturity of these instruments. As of December 31, 2007 and 2006, the fair value of our $195 million 1.25% fixed rate convertible senior notes was valued at $246 million and $270 million, respectively, based on the quoted fair market value of the debt.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

Other Assets

The following table summarizes our other assets as of December 31 (in thousands):

	2007	2006

Unamortized debt financing costs	$5,298	$5,630
Cost of investment	6,000	6,000
Other	657	327

Total other assets	$11,955	$11,957

Other Accrued Liabilities

The following table summarizes our other accrued liabilities as of December 31 (in thousands):

	2007	2006

Accrued expenses	$20,631	$15,212
Sales, value-added and transaction taxes	20,598	13,394
Current income taxes	—	11,376

Total other accrued liabilities	$41,229	$39,982

Comprehensive Income

Comprehensive income includes revenues, expenses, gains and losses that are excluded from net earnings under GAAP. Items of comprehensive income are unrealized gains and losses on short term investments and foreign currency translation adjustments which are added to net income to compute comprehensive income. Comprehensive income is net of income tax benefits or expense.

In 2007, comprehensive income included $18.3 million recorded for unrealized foreign exchange gains on the revaluation of investments in foreign subsidiaries, and $1.0 million net of $0.6 million tax expense for unrealized investment gains. In 2006, comprehensive income included $13.5 million recorded for unrealized foreign exchange gains on the revaluation of investments in foreign subsidiaries, and $0.6 million net of $0.2 million tax expense for unrealized investment gains. In 2005, comprehensive income included $1.3 million recorded for unrealized foreign exchange losses on the revaluation of investments in foreign subsidiaries, and $0.8 million net of $0.5 million tax benefit for unrealized investment losses.

Revenue Recognition

We recognize revenue from services rendered once all the following criteria for revenue recognition have been met: (1) pervasive evidence of an agreement exists; (2) the services have been rendered; (3) the fee is fixed and determinable and not subject to refund or adjustment; and (4) collection of the amounts due is reasonably assured.

We evaluate the criteria outlined in Emerging Issues Task Force, (“EITF”) Issues No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as net revenue. We act as the merchant of record on most of the transactions processed and have contractual relationships with our clients, which obligate us to pay to the client a specified percentage of each sale. We derive our revenue primarily from transaction fees based on a percentage of the products sale price and fees from services rendered associated with the e-commerce and other services provided to our clients and end customers. Our revenue is recorded at net, as generally our clients are subject to inventory risks and control customers’ product choices. Clients do not have the right to take possession of the software applications used in the delivery of services.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

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

In June 2006, the EITF reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” (“EIFT 06-3”). EITF 06-3 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The Company presents these taxes on a net basis.

Deferred Revenue

Deferred revenue is recorded when service payment is received in advance of performing our service obligation. Revenue is recognized over either the estimated usage period when usage information is available, or ratably over the service period when usage information is not available.

Advertising Costs

The costs of advertising are charged to sales and marketing expense as incurred. We incurred advertising expense of $0.1 million, $1.5 million and $0.1 million in 2007, 2006 and 2005, respectively.

Income Taxes

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We record deferred tax assets for favorable tax attributes, including tax loss carryforwards. We currently have significant U.S. tax loss carryforwards consisting solely of acquired operating tax loss carryforwards. A portion of the benefit of the acquired tax loss carryforwards has been reserved by a valuation allowance pursuant to United States generally accepted accounting principles. These valuation reserves of the deferred tax asset will be reversed if and when it is more likely than not that the deferred tax asset will be realized. We evaluate the need for a valuation allowance of the deferred tax asset on a quarterly basis.

Interest Income

Our interest income line item is the total of interest income on our cash, cash equivalents, and short-term investments. Interest income was $32.2 million, $22.8 million and $9.7 million in 2007, 2006 and 2005, respectively. The increases in interest income were primarily due to higher cash balances.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

Other (Expense), Net

Our other (expense), net line item is the total of interest expense on our debt and foreign currency transaction gains and losses. Interest expense was $2.4 million in 2007, 2006 and 2005. Our loss from foreign currency remeasurement was $0.6 million in 2007 compared to a gain of $1.5 million in 2006 and a loss of $2.2 million in 2005.

Research and Development and Software Development

Research and development expenses consist primarily of development personnel and non-employee contractor costs related to the development of new products and services, enhancement of existing products and services, quality assurance, and testing. We follow AICPA Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” in accounting for internally developed software. During 2007 we didn’t capitalize any software development cost; in 2006 and 2005, we capitalized $0.1 million and $0.4 million, respectively, of software development costs.

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

We have adopted SFAS 123(R) using the modified prospective transition method under which prior periods are not revised. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based awards that are ultimately expected to vest during the period. Stock-based compensation expense recognized in our Consolidated Statement of Income in 2006 and 2007 includes compensation expense for share-based awards granted prior to, but not yet vested, as of December 31, 2005, as well as compensation expense for the share-based payment awards granted subsequent to December 31, 2005. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of restricted stock is determined based on the number of shares granted and the closing price of our common stock on the date of grant. Compensation expense for all share-based payment awards is recognized using the straight-line amortization method over the vesting period. Stock-based compensation expense of $13.7 million was charged to operating expenses during 2007. The related tax benefit of $3.7 million resulted in a net after-tax stock-based compensation expense of $10.0 million for 2007.

As stock-based compensation expense recognized in our Consolidated Statement of Income for 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our pro forma information required under SFAS 123, for periods prior to 2006, accounted for forfeitures as they occurred. In March 2005 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides supplemental implementation guidance for SFAS 123(R). We have applied the provision of SAB 107 in our adoption of SFAS 123(R).

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

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

See Note 5 for further information regarding the impact of our adoption of SFAS 123(R) and the assumptions we use to calculate the fair value of share-based compensation.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” This revised Statement, which we refer to as SFAS No. 141R, is intended to simplify existing guidance and converge rulemaking under U.S. GAAP with international accounting rules. SFAS No. 141R will significantly change the accounting for business combinations in a number of areas, including the treatment of contingent consideration, contingencies, acquisition costs and restructuring costs. Also under this Statement, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. Adoption of this Statement is not expected to have a material effect on our financial condition and results of operations or cash flows.

In September 2006, the FASB issued statement No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. We have not yet determined the impact of this Statement on our financial condition and results of operations.

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

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the computation of basic and diluted earnings per share (in thousands, except per share data):

	For the Years Ended December 31,
	2007	2006	2005

Earnings per share — basic
Net income — basic	$70,814	$60,810	$56,512
Weighted average shares outstanding — basic	40,444	38,593	34,536

Earnings per share — basic	$1.75	$1.58	$1.64

Earnings per share — diluted
Net income — basic	$70,814	$60,810	$56,512
Exclude: Interest expense and amortized financing cost of convertible senior notes, net of tax benefit	1,739	1,739	2,099

Net income — diluted	$72,553	$62,549	$58,611

Weighted average shares outstanding — basic	40,444	38,593	34,536
Dilutive impact of non-vested stock and options outstanding	1,045	1,624	2,487
Dilutive impact of convertible senior notes	4,425	4,425	4,425

Weighted average shares outstanding — diluted	45,914	44,642	41,448

Earnings per share — diluted	$1.58	$1.40	$1.41

In accordance with the Emerging Issues Task Force (EITF), Issue No. 04-8, the unissued shares underlying contingent convertible notes are treated as if such shares were issued and outstanding for the purposes of calculating GAAP diluted earnings per share beginning with the issuance of our 1.25% convertible senior notes on June 1, 2004.

3.	Short-Term Investments:

As of December 31, 2007 and 2006, our available-for-sale securities consisted of the following (in thousands):

		Unrealized Gain/(Loss)			Maturities/Reset Dates
		Less than 12	Greater than 12		Less than 12
	Cost	Months	Months	Fair Value	Months	1 to 3 Years

2007
U.S. government sponsored entities	$139,377	$94	$859	$140,330	$69,070	$71,260
Student loan bonds	63,000	—	—	63,000	63,000	—
Other	112,306	—	—	112,306	112,306	—

Total available-for-sale securities	$314,683	$94	$859	$315,636	$244,376	$71,260

2006
U.S. government sponsored entities	$142,473	$(441)	$(208)	$141,824	$79,961	$61,863
Student loan bonds	35,000	—	—	35,000	35,000	—
Other	58,875	—	—	58,875	58,875	—

Total available-for-sale securities	$236,348	$(441)	$(208)	$235,699	$173,836	$61,863

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

Realized gains or losses on investments are recorded in our statement of income within other income (expense), net. Realized losses on sales of investments were immaterial in 2007, 2006 and 2005. Interest income of $32.2 million, $22.8 million and $9.7 million was recorded in 2007, 2006 and 2005, respectively.

4.	Business Combinations, Goodwill and Intangible Assets:

The following table summarizes the purchase acquisitions completed during the three years in the period ended December 31, 2007 (in thousands):

	Initial	Initial				Other Intangible Assets
	Shares	Purchase	Acquired	Assumed		Technology/	Customer	Non-compete
Acquisition	Issued	Consideration	Assets	Liabilities	Goodwill	Tradenames	Relationships	Agreements

2007
NetGiro Systems AB	—	$27,386	$8,567	$(7,477)	$9,742	$4,424	$12,372	$—

Total	—	$27,386	$8,567	$(7,477)	$9,742	$4,424	$12,372	$—

2006
MindVision, Inc.	—	$24,975	$2,555	$(8,036)	$18,859	$3,170	$4,490	$40
Direct Response Technologies, Inc.	—	14,876	1,573	(3,723)	11,343	2,465	3,620	—

Total	—	$39,851	$4,128	$(11,759)	$30,202	$5,635	$8,110	$40

2005
Commerce5, Inc.	—	$45,000	$3,321	$(5,501)	$38,737	$1,607	$7,639	$—
SWReg	—	8,800	5,373	(6,464)	9,090	589	1,747	—

Total	—	$53,800	$8,694	$(11,965)	$47,827	$2,196	$9,386	$—

Note:  Balances as of acquisition date and do not reflect subsequent earn-outs, adjustments or currency translation.

Acquisitions completed in 2007

On September 1, 2007, we acquired all of the capital stock of NetGiro Systems AB (NetGiro), a privately held company based in Stockholm, Sweden, for approximately $27.4 million in cash. NetGiro is a payment service provider. The agreement also provides NetGiro shareholders with an earn-out opportunity based on NetGiro achieving certain revenue and earnings targets during the first year subsequent to the acquisition. Any future earn-out will result in additional goodwill.

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

In January 2006, we acquired all of the capital stock of Direct Response Technologies, Inc. (Direct Response), a privately held company based in Pittsburgh, Pennsylvania, for approximately $15.0 million in cash. Direct Response, a provider of tools for managing affiliate networks, is now named DR Marketing Solutions, Inc. The agreement also provided Direct Response shareholders with an earn-out opportunity based on DR Marketing Solutions, Inc. achieving certain revenue and earnings targets during the first three years

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

subsequent to the acquisition. In 2006, we accrued $3.5 million for future earn-out payments. In 2007, pursuant to the January 2006 acquisition agreement, certain adjustments were made to the earn-out obligations under this agreement. Under the restructured earn-out agreement a final earn-out of $3.5 million was accrued and paid in 2007. These earn-outs have been recorded as goodwill in 2006 and 2007 as they were considered incremental to the purchase price.

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

In March 2005, we acquired certain assets and assumed certain liabilities, vendor contracts and intellectual property of SWReg, an operating business of Atlantic Coast plc, a private limited UK company, for $8.8 million in cash. SWReg is a provider of e-commerce for services for software authors. The agreement also provided an opportunity for earn-out based on achieving specific revenue and development goals over the first 12 months following the closing of the acquisition. Earn-outs totaling $0.5 million have been recorded as goodwill as of December 31, 2007 as they were considered incremental to the purchase price.

Future Earn-outs

As of December 31, 2007, there were no future earn-outs in accrued acquisition liabilities.

Pro Forma Operating Results (Unaudited)

The consolidated financial statements include the operating results of each business acquired from the date of acquisition. The following unaudited pro forma condensed results of operations for 2007, 2006 and 2005 have been prepared as if each of the acquisitions in 2007 had occurred on January 1, 2006, and as if each of the 2006 acquisitions had occurred on January 1, 2005 (in thousands except per share data):

	2007	2006	2005

Revenue	$357,190	$322,296	$242,488
Income from operations	74,771	68,260	63,606
Net income	71,670	61,338	53,954
Diluted income per share	$1.60	$1.41	$1.32

This pro forma financial information does not purport to represent results that would actually have been obtained if the transactions had been in effect on January 1, 2006 or 2005, as applicable, or any future results that may be realized.

Goodwill

We account for our goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 precludes the amortization of goodwill and intangible assets with indefinite lives, but these assets are reviewed annually (or more frequently if impairment indicators arise) for impairment.

We complete our annual impairment test using a two-step approach based in the fourth quarter of each fiscal year and reassess any intangible assets, including goodwill, recorded in connection with earlier acquisitions. Our assessment has indicated that there is no impairment of goodwill for the years ended December 31, 2007, 2006 and 2005.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

The changes in the net carrying amount of goodwill for the years ended December 31, 2007 and 2006 are as follows (in thousands):

Total

Balance as of December 31, 2005	$195,299
Goodwill from acquisitions and earn-outs	35,883
Adjustments(1)	12,617

Balance as of December 31, 2006	$243,799
Goodwill from acquisitions and earn-outs	13,774
Adjustments(1)	4,312

Balance as of December 31, 2007	$261,885

(1)	Adjustments to goodwill during the year ended December 31, 2007 and December 31, 2006, resulted primarily from foreign currency translation adjustments relating to goodwill associated with our current and prior period acquisitions.

Intangible Assets

Information regarding our other intangible assets is as follows (in thousands):

	As of December 31, 2007
	Carrying Amount	Accumulated	Carrying Amount
	Gross	Amortization	Net

Customer relationships	$57,327	$33,761	$23,566
Non-compete agreements	5,351	5,328	23
Technology/tradename	29,197	20,404	8,793

Total	$91,875	$59,493	$32,382

	As of December 31, 2006
	Carrying Amount	Accumulated	Carrying Amount
	Gross	Amortization	Net

Customer relationships	$43,072	$28,890	$14,182
Non-compete agreements	5,251	5,017	234
Technology/tradename	22,875	16,185	6,690

Total	$71,198	$50,092	$21,106

The components of intangible assets acquired during the years ended December 31, 2007, 2006 and 2005, are as follows (in thousands). No significant residual value is estimated for these assets.

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Life	Amount	Life	Amount	Life

Customer relationships	$12,372	10 years	$8,110	8 years	$9,386	4 years
Non-compete agreements	—	—	40	4 years	—	—
Technology/tradename	4,424	8 years	5,635	4 years	2,196	4 years

Total	$16,796	10 years	$13,785	6 years	$11,582	4 years

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

Estimated amortization expense for the remaining life of the intangible assets, based on intangible assets as of December 31, 2007, is as follows (in thousands):

Year

2008	$6,431
2009	5,520
2010	3,803
2011	3,235
2012	3,185
Thereafter	10,208

Total	$32,382

Following is an allocation of the net assets acquired from the acquisitions consummated and amounts paid under earn-out arrangements in 2007 and 2006 (in thousands) which includes subsequent year activity for 2006 acquisitions:

	2007	2006

Tangible assets	$8,567	$4,128
Liabilities assumed	(7,477)	(11,759)
Customer relationships	12,372	8,110
Non-compete agreements	—	40
Technology/tradename	4,424	5,635
Goodwill ( year of acquisition)	9,742	30,202
Goodwill (subsequent to year of acquisition)	—	—

Net assets acquired	$27,628	$36,356

5.	Stock-Based Compensation:

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

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

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

	Year Ended December 31,
	2007	2006
	(In thousands)	(In thousands)

Costs and expenses
Direct cost of services	$807	$842
Network and infrastructure	270	329
Sales and marketing	5,028	5,182
Product research and development	1,736	2,292
General and administrative	5,901	5,259

Stock-based compensation included in costs and expenses	13,742	13,904
Tax benefit	(3,737)	(4,868)

Stock-based compensation expense, net of tax	$10,005	$9,036

The following table reflects net income and basic and diluted net income per share for 2007 and 2006 compared with the pro forma information for 2005 as if the Company had applied the fair value recognition provisions SFAS No. 123 to stock-based compensation during 2005 (in thousands, except per share amounts):

	Year Ended December 31,
	2007		2006		2005

Net income, as reported for prior periods(1)	$	N/A	$	N/A	$56,512
Stock-based compensation expense included in reported net income, net of tax					184
Stock-based compensation expense determined under the fair value based method for all awards		(13,742)		(13,904)	(13,170)
Tax benefit(2)		3,737		4,868	4,588

Stock-based compensation expense, net of tax(3)		(10,005)		(9,036)	(8,582)

Net income, including the effect of stock-based compensation expense(4)		$70,814		$60,810	$48,114

Basic net income per share — as reported for prior periods(1)		N/A	$	N/A	$1.64

Diluted net income per share — as reported for prior periods(1)		N/A	$	N/A	$1.41

Basic net income per share, including the effect of stock-based compensation expense(4)		$1.75		$1.58	$1.39

Diluted net income per share, including the effect of stock-based compensation expense(4)		$1.58		$1.40	$1.24

(1)	Net income and net income per share prior to 2006 did not include stock-based compensation expense under SFAS 123 because we were following the provisions of APB 25.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

(2)	No tax benefit was recorded prior to the removal of the valuation allowance on certain deferred tax assets in the fourth quarter of 2005.

(3)	Total stock-based compensation expense prior to 2006 is calculated based on the pro forma application of SFAS 123.

(4)	Net income and net income per share prior to 2006 represents pro forma information based on SFAS 123.

Valuation Information under SFAS 123(R)

During the twelve months ending ended December 31, 2007, 2006 and 2005 we used the Black-Scholes option pricing model with the following weighted average assumptions:

	2007	2006	2005

Risk-free interest rate	4.5%	4.7%	4.2%
Expected life (years)	3.46	4.08	3.14
Volatility factor	0.50	0.59	0.68
Expected dividends	—	—	—
Weighted average fair value of options granted	$23.11	$19.00	$13.71

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

As stock-based compensation expense recognized in the Consolidated Statement of Income for the twelve months ended December 31, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In our pro forma information required under SFAS 123 for the periods prior to 2006, we accounted for forfeitures as they occurred in accordance with APB 25.

At December 31, 2007, there was approximately $24.0 million of total unrecognized stock-based compensation expense, adjusted for estimated forfeitures, related to unvested share-based awards. Unrecognized stock-based compensation expense is expected to be recognized over the next 4.7 years on a weighted average basis and will be adjusted for any future changes in estimated forfeitures.

6.	Income Taxes:

The components of pretax income are as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005

United States	$74,595	$65,171	$65,054
International	28,480	24,311	6,333

Total	$103,075	$89,482	$71,387

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

The provision (benefit) for income taxes is composed of the following (in thousands):

	Year Ended December 31,
	2007	2006	2005

Current tax expense (benefit):
United States federal	$29,204	$34,362	$20,825
State and local	1,842	2,160	1,484
International	5,939	2,915	3,825

Total current provision for income taxes	36,985	39,437	26,134
Deferred tax expense (benefit):
United States federal	(3,896)	(10,136)	(10,288)
State and local	(227)	(637)	(647)
International	(601)	8	(324)

Total deferred provision (benefit) for income taxes	(4,724)	(10,765)	(11,259)

Provision for income taxes	$32,261	$28,672	$14,875

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate of 35% to income before income taxes (in thousands):

	Year Ended December 31,
	2007	2006	2005

Tax expense at statutory rate	$36,076	$31,319	$24,986
State taxes, net of federal benefit	1,615	1,469	1,359
International rate differential	(4,623)	(3,193)	(1,561)
Tax Credits	(671)	(1,909)	—
Nondeductible expense and other	(136)	986	1,801
Change in valuation allowance	—	—	(11,710)

Total	$32,261	$28,672	$14,875

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the bases for income tax purposes. Significant components of deferred income taxes are as follows (in thousands):

	2007	2006

Deferred tax assets:
Net operating loss and credit carryforwards	$12,412	$30,302
Nondeductible reserves and accruals	9,144	6,123
Depreciation and amortization	3,339	4,522
Valuation allowance	(1,390)	(12,960)

Total deferred tax assets	23,505	27,987

Deferred tax liabilities:
Other intangibles	(5,054)	(7,540)

Total deferred tax liabilities	(5,054)	(7,540)

Net deferred tax assets	$18,451	$20,447

As of December 31, 2007, we had U.S. tax loss carryforwards of approximately $21.5 million and foreign tax loss carryforwards of $1.2 million. These tax loss carryforwards consist solely of acquired net operating losses. The U.S. tax loss carryforwards expire in the years 2021 through 2025.

In prior years, there was uncertainty of future realization of the deferred tax assets resulting from acquired U.S. tax loss carryforwards due to anticipated limitations, including limitations under Section 382 of the Internal Revenue Code. Therefore, a valuation allowance was recorded against the tax effect of such tax loss carryforwards. We have evaluated these deferred tax assets and concluded it is now more likely than not that we will realize $11.6 million of these deferred tax assets. This is based on conclusions of an IRC Section 382 analysis completed during this year as well as our expected future taxable income. The release of the valuation allowance was recorded in the second quarter of 2007 and was reflected as a reduction to goodwill. A valuation allowance remains on approximately $1.4 million of deferred tax assets related to acquired operating losses and other tax attributes as we believe it is not more likely than not that these deferred tax assets will be realized. This valuation allowance is due to anticipated limitations on acquired losses and any future release of this valuation allowance will reduce goodwill.

On January 1, 2007, we adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48) an interpretation of FASB Statement No. 109 (SFAS 109). As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$3,340
Additions based on tax positions related to the current year	1,072
Additions for tax positions of prior years	1,035

Balance at December 31, 2007	$5,447

All of these unrecognized tax benefits would affect our effective tax rate if recognized. We recognize interest and penalties related to uncertain tax positions in income tax expense. We had approximately $80,000 and $50,000 of accrued interest and penalties related to uncertain tax positions at December 31, 2007 and 2006, respectively.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

The Company and its subsidiaries file income tax returns in U.S. federal and various state jurisdictions, and foreign jurisdictions. The tax years 2004-2007 remain open to examination by the major taxing jurisdictions to which we are subject. During the second quarter of 2007, the Internal Revenue Service (IRS) commenced an examination of the Company’s 2004 U.S. income tax return. In the third quarter of 2007, the German tax authorities commenced an examination of the Company’s German subsidiaries’ income tax returns for years 2004 and thereafter. Due to the potential resolution of examinations currently being performed by taxing authorities, and the expiration of various statutes of limitation, it is reasonably possible that our gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $4.0 million.

7.	Commitments and Contingencies:

Leases

We currently have 35 facility leases in addition to leasing certain computer equipment under non-cancelable operating leases. Total rent expense, including common area maintenance charges, recognized under all leases was $5.7 million, $4.3 million and $3.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. The minimum annual rents under long-term leases at December 31, 2007, were as follows (in thousands):

Year Ending December 31,	Lease Obligations

2008	$3,880
2009	2,485
2010	1,656
2011	1,006
2012	412
Thereafter	3,574

Total future minimum obligations	$13,013

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

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

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

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

We incurred interest expense of $2.4 million in 2007 and made interest payments of $2.4 million. We incurred interest expense of $2.5 million in 2006 and made interest payments of $2.4 million. We incurred interest expense of $2.5 million in 2005 and made interest payments of $2.6 million.

9.	Stockholders’ Equity:

Share Repurchase Program

In June 2007, the Board of Directors authorized a new share repurchase program of up to $200.0 million of our outstanding shares of common stock. This new program supersedes and replaces the $50.0 million share repurchase program adopted in 2005. Under the new program, the shares may be repurchased in the open market or in privately negotiated transactions. Repurchases are at our discretion based on ongoing assessments of the capital needs of the business, the market price of our common stock and general market conditions. No time limit was set for the completion of the repurchase program. During 2007, we repurchased 1,372,185 shares for $63.0 million. During 2005, we repurchased a total of 483,371 shares at a weighted average price per share of $27.20. No shares were repurchased during 2006. None of the repurchased shares have been retired. See Note 12 for Subsequent Events

10.	Employee Benefit Plans:

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

General Stock Award Information

As of December 31, 2007, there were 848,728 and 2,000,000 shares available for future awards under our 1998 Plan and 2007 Plan, respectively. The number of shares available has been reduced by three shares for every two shares granted under the stock award plan that does not provide for full payment by the participant.

Options granted to employees typically expire no later than ten years after the date of grant. Incentive stock option grants must have an exercise price of at least 100% of the fair market value of a share of common stock on the grant date. Incentive stock options granted to employees who, immediately before such grant, owned stock directly or indirectly representing more than 10% of the voting power of our stock, will have an exercise price of 110% of the fair market value of a share of common stock on the grant date and will expire no later than five years from the date of grant. The 1998 Plan also provides for other stock-based awards as may be established by the Board of Directors or the Compensation Committee.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

A Summary of the changes in outstanding options is as follows:

				Weighted
	Shares		Options	Average
	Available	Options	Price	Price
	for Grant	Outstanding	per Share	per Share

Balance, December 31, 2004	2,454,543	5,716,540	$1.69-$31.13	$13.94
Granted	(846,678)	846,678	23.90 - 30.69	28.15
Exercised		(1,719,114)	1.69 - 30.69	13.50
Canceled/expired	320,719	(320,719)	3.88 - 27.40	15.15

Balance, December 31, 2005	1,928,584	4,523,385	$2.59-$31.13	$16.69
Granted	(395,000)	395,000	29.75 - 57.36	38.64
Restricted stock effect on shares available for grant	(134,250)	N/A	N/A	N/A
Exercised		(1,219,736)	2.59 - 45.24	17.31
Canceled/expired	140,866	(140,866)	2.59 - 30.69	22.57

Balance, December 31, 2006	1,540,200	3,557,783	$2.59-$57.36	$18.68
Granted	(573,376)	573,376	45.07 - 56.61	54.17
Restricted stock effect on shares available for grant	(251,426)	N/A	N/A	N/A
Exercised		(1,219,519)	2.59 - 45.24	11.08
Canceled/expired	133,330	(133,330)	4.56 - 56.61	38.01
Additional Shares Reserved	2,000,000	N/A	N/A	N/A

Balance, December 31, 2007	2,848,728	2,778,310	$2.59-$57.36	$28.41

The following table summarizes significant ranges of outstanding and exercisable options under our 1998 Plan as of December 31, 2007:

	Options Outstanding				Options Exercisable
		Weighted	Weighted	Aggregate		Weighted	Aggregate
	Number	Average	Average	Intrinsic	Number	Average	Intrinsic
Exercise Price	Outstanding	Life Remaining	Price	Value	Exercisable	Price	Value

$ 2.59 - $ 3.88	19,187	3.0 years	$2.74	$581,847	19,187	$2.74	$581,847
4.56 - 7.55	222,358	3.5 years	5.55	6,119,206	222,358	5.55	6,119,206
9.12 - 13.92	502,250	4.8 years	11.75	10,708,396	421,904	11.91	8,927,125
16.72 - 22.98	470,914	5.8 years	22.35	5,049,596	423,324	22.58	4,441,701
23.01 - 30.69	720,304	7.2 years	27.89	3,731,841	377,773	27.60	2,066,079
33.58 - 57.36	843,297	8.9 years	48.77	—	198,223	46.02	—

$ 2.59 - $57.36	2,778,310	6.7 years	$28.41	$26,190,886	1,662,769	$21.30	$22,135,958

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $33.07 as of December 31, 2007, which would have been received by the option holders had those option holders exercised their options as of that date. The total intrinsic value of options exercised during the twelve months ended December 31, 2007, 2006 and 2005 were $48.9 million, $38.6 million and $41.4 million, respectively, determined as of the date of exercise. The weighted average life remaining on exercisable options is 5.7 years.

Restricted stock awards are subject to forfeiture if employment terminates prior to the release of the restrictions. During the vesting period, ownership of the shares cannot be transferred. Restricted stock is considered issued and outstanding at the grant date and has the same dividend and voting rights as other

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

common stock. A summary of the changes in restricted stock under our 1998 Plan as of December 31, 2007 is as follows:

		Weighted
	Restricted	Average
	Stock	Fair Value

Non-Vested Balance, December 31, 2005	—	$—
Granted	89,500	39.96
Vested	—	—
Forfeited	—	—

Non-Vested Balance, December 31, 2006	89,500	$39.96
Granted	198,889	53.75
Vested	(23,713)	39.19
Forfeited	(31,272)	48.54

Non-Vested Balance, December 31, 2007	233,404	$50.64

Employee Stock Purchase Plan

We also sponsor an employee stock purchase plan under which 1,200,000 shares have been reserved for purchase by employees. The purchase price of the shares under the plan is the lesser of 85% of the fair market value on the first or last day of the offering period. Offering periods are currently every six months ending on June 30 and December 31. Employees may designate up to ten percent of their compensation for the purchase of shares under the plan. Total shares purchased by employees under the plan were 76,436, 71,183 and 82,471 in the years ended December 31, 2007, 2006 and 2005, respectively. There are 480,417 shares still reserved under the plan as of December 31, 2007.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

Inducement Equity Incentive Plan

Effective on December 14, 2005, in connection with our acquisition of Commerce5, Inc., we adopted an Inducement Equity Incentive Plan (the “Inducement Plan”) initially for Commerce5, Inc. executives who joined Digital River as a result of the acquisition, or other personnel who join us after the date of the Inducement Plan adoption. A total of 87,500 restricted shares of Digital River stock may be issued under the Inducement Plan, subject to vesting. In accordance with the NASDAQ rules, no stockholder approval was required for the Inducement Plan. A summary of the changes in restricted stock under our Inducement Plan as of December 31, 2007 is as follows:

	Shares	Restricted	Weighted
	Available	Stock	Average
	for Grant	Non-Vested	Fair Value

Balance, December 31, 2004	—	—	$—
Shares Reserved	87,500	N/A	N/A
Granted	(63,750)	63,750	30.93
Vested	—	—	—
Forfeited	—	—	—

Balance, December 31, 2005	23,750	63,750	$30.93
Granted	(23,750)	23,750	31.73
Vested		(21,250)	30.93
Forfeited	—	—	—

Balance, December 31, 2006	—	66,250	$31.22
Granted	(4,800)	4,800	37.74
Vested		(18,542)	31.27
Forfeited	37,483	(37,483)	31.34

Balance, December 31, 2007	32,683	15,025	$32.92

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

Employee Benefit Plan

We have a defined contribution 401(k) retirement plan for eligible employees. Employees may contribute up to 15% of their pretax compensation to the plan, with us providing a discretionary match of up to 50% of the total employee contribution. Amounts charged to expense related to our matching contributions were $2.0 million in 2007, $1.4 million in 2006 and $1.1 million in 2005.

11.	Segment Information:

We view our operations and manage our business as one reportable segment, providing outsourced e-commerce solutions globally to a variety of companies, primarily in the software and high-tech products markets. Factors used to identify our single operating segment include the financial information available for

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance. We market our products and services through our offices in the United States and our wholly-owned branches and subsidiaries operating in the United Kingdom, Germany, Japan, Taiwan and Sweden.

Sales to international customers accounted for 43.2%, 41.2% and 38.7% of revenue for 2007, 2006 and 2005, respectively. Sales are attributed to a geographic region based on the ordering location of the customer. Summarized revenue information by region for fiscal 2007, 2006 and 2005 is as follows (dollars in thousands):

	2007	2006	2005

United States	$198,388	$180,905	$135,110
Europe	103,385	87,854	59,951
Other	47,502	38,873	25,347

Total	$349,275	$307,632	$220,408

Revenue derived from sales of product from one software publisher, Symantec Corporation, accounted for approximately 26.2%, 30.2% and 29.7% of our total revenue in 2007, 2006 and 2005, respectively. In addition, revenues derived from proprietary Digital River services sold to Symantec end-users and dealer network sales of Symantec products amounted to approximately 13.2% of total Digital River revenue in 2007, 16.6% in 2006 and 14.4% in 2005.

The following table presents selected asset information by geographic area based on the physical location of the assets (in thousands):

	2007		2006
	United States	Europe	United States	Europe

Total property and equipment	$59,359	$14,695	$46,997	$9,384
Accumulated depreciation	(34,185)	(8,767)	(27,904)	(4,398)

Net property and equipment	$25,174	$5,928	$19,093	$4,986

Total intangible assets	$56,302	$35,573	$55,590	$15,608
Accumulated amortization	(41,385)	(18,108)	(36,021)	(14,071)

Net intangible assets	$14,917	$17,465	$19,569	$1,537

Total goodwill	$139,136	$145,204	$145,454	$120,800
Accumulated amortization	(22,455)	—	(22,455)	—

Net goodwill	$116,681	$145,204	$122,999	$120,800

12.	Subsequent Events

In February 2008, we acquired 362,700 shares for $10.9 million of our common stock under our authorized stock buyback program. On February 7, 2008, we entered into an accelerated share repurchase program with Goldman Sachs & Co. to repurchase $127 million of our common stock.

Digital River, Inc.

Schedule II
For Years Ended December 31, 2007, 2006 and 2005
(In thousands)

		Charges to
	Balance at	Costs and		Balance at
2007	Beginning of Year	Expenses	Deductions	End of Year

Allowance for doubtful accounts	$2,339	$581	$(431)	$2,489
Accrued chargeback reserve	834	6,829	(6,477)	1,186

		Charges to
	Balance at	Costs and		Balance at
2006	Beginning of Year	Expenses	Deductions	End of Year

Allowance for doubtful accounts	$1,023	$1,426	$(110)	$2,339
Accrued chargeback reserve	1,445	2,937	(3,548)	834

		Charges to
	Balance at	Costs and		Balance at
2005	Beginning of Year	Expenses	Deductions	End of Year

Allowance for doubtful accounts	$1,146	$468	$(591)	$1,023
Accrued chargeback reserve	2,246	3,031	(3,832)	$1,445

			Charged /
		Charged /	(Credited) to
Deferred income tax asset	Balance at	(Credited) to	Other	Balance at
Valuation Allowance	Beginning of Year	Expenses	Accounts(1)	End of Year

2007	$12,961	$—	$(11,571)	$1,390
2006	17,504	—	(4,543)	12,961
2005	42,973	(9,364)	(16,105)	17,504

(1)	Amounts not charged (credited) to expenses were charged (credited) to equity or goodwill

INDEX TO EXHIBITS

Exhibit
Number		Description of Document

2	.1(1)	Stock Purchase Agreement, dated as of April 17, 2004, by and among Digital River, Inc., Blitz F03-1424 GmbH, a company organized under the laws of Germany and a wholly owned subsidiary of Digital River, and the selling shareholders of element 5 Informationstechnologien und — dienstleistungen Aktiengesellschaft, a company organized under the laws of Germany.
3	.1(2)	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.
3	.2(4)	Amended and Restated Bylaws of the Registrant, as currently in effect.
4	.1(5)	Specimen Stock Certificate.
4	.2(2)	Form of Senior Debt Indenture.
4	.3(2)	Form of Subordinated Debt Indenture.
4.4		References are hereby made to Exhibits 3.1 and 3.2.
4	.5(9)	Indenture dated as of June 1, 2004, between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the Note.
10	.1(5)	Form of Indemnity Agreement between Registrant and each of its directors and executive officers.
10	.3(5)	Consent to Assignment and Assumption of Lease dated April 22, 1998, by and between CSM Investors, Inc., IntraNet Integration Group, Inc. and Registrant.
10	.4(3)	Assignment of Lease dated April 21, 1998, by and between Intranet Integration Group, Inc. and Registrant.
10	.5(3)	Lease Agreement dated January 18, 2000, between Property Reserve, Inc. and Registrant.
10	.6(4)	First Amendment of Lease dated January 31, 2001, to that certain Lease dated April 24, 1996, between CSM Investors, Inc. and Registrant (as assignee of Intranet Integration Group, Inc.).
10	.7(6)	1998 Stock Option Plan, as amended and superseded by Exhibit 10.18.*
10	.8(7)	1999 Stock Option Plan, formerly known as the 1999 Non-Officer Stock Option Plan, as amended and superseded by Exhibit 10.18.*
10	.9(6)	2000 Employee Stock Purchase Plan, as amended, and offering.*
10	.11(8)	Second Amendment of Lease dated April 22, 2002, to that certain Lease dated April 24, 1996, between CSM Investors, Inc. and Registrant (as assignee of Intranet Integration Group, Inc.) as amended.
10	.12(8)	Second Amendment of Lease dated April 28, 2003, to that certain Lease dated January 18, 2000, between Property Reserve Inc. and Registrant.
10	.15(9)	Registration Rights Agreement dated as of June 1, 2004, between Digital River, Inc. and the initial purchasers of Senior Convertible Notes due January 1, 2024.
10	.16(13)	Summary of Compensation Program for Non-Employee Directors.
10	.17(14)	Second Amended and Restated Symantec Online Store Agreement, by and among Symantec Corporation, Symantec Limited, Digital River, Inc. and Digital River Ireland Limited effective April 1, 2006 ‡
10	.18(10)	1998 Equity Incentive Plan (formerly known as 1998 Stock Option Plan).*
10	.19(13)	Amended and Restated Employment Agreement for Joel A. Ronning.*
10	.20(13)	Change of Control and Severance Agreement for Thomas M. Donnelly.*
10	.21(11)	Form of Amendment to Non-Qualified Stock Option Agreement.*
10	.22(12)	Inducement Equity Incentive Plan.*
10	.23++	2007 Equity Incentive Plan.*
12	.1++	Computation of Ratio of Earnings to Fixed Charges.
21	.1++	Subsidiaries of Digital River, Inc.
23	.1++	Consent of Independent Registered Public Accounting Firm, dated February 29, 2008.
24	.1++	Power of Attorney, pursuant to which amendments to this Annual Report on Form 10-K may be filed, is included on the signature pages of this Annual Report on Form 10-K.

Exhibit
Number		Description of Document

31	.1++	Certification of Digital River, Inc.’s Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2++	Certification of Digital River, Inc.’s Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	++	Certification of Digital River, Inc.’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

++	Filed herewith.

*	Management contract or compensatory plan.

‡	Confidential treatment has been requested for portions of this agreement, which portions have been filed † separately with the SEC.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 4, 2004.

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 1, 2006.

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 30, 2000.

(4)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001.

(5)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 333-56787), declared effective on August 11, 1998.

(6)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (File No. 333-105864) filed on June 5, 2003.

(7)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003.

(8)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed on May 15, 2003.

(9)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 13, 2004.

(10)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 31, 2005.

(11)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on August 9, 2005.

(12)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 20, 2005.

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 14, 2007.

(14)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 1, 2007.