Form 10-Q
period 2008-03-31
DIGITAL RIVER INC /DE
filed 2008-05-12
CIK 1062530

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The number of shares of common stock outstanding at May 1, 2008 was 37,121,833 shares.

DIGITAL RIVER, INC.
Form 10-Q
Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007

Condensed Consolidated Statements of Income for the three months ended March 31, 2008 and 2007

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007

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

Item 6. Exhibits

SIGNATURES

EXHIBIT INDEX
Computation of Ratio of Earnings to Fixed Charges
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906
Certification Pursuant to Section 906

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DIGITAL RIVER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited)
	March 31,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$305,800	$381,788
Short-term investments	289,612	315,636
Accounts receivable, net of allowance of $2,891 and $2,489	63,127	64,914
Deferred income taxes	2,809	7,899
Prepaid expenses and other	5,976	4,577

Total current assets	667,324	774,814

Property and equipment, net	31,583	31,102
Goodwill	280,460	261,885
Intangible assets, net of accumulated amortization of $63,065 and $59,493	39,951	32,382
Deferred income taxes	15,606	15,606
Other assets	6,661	11,955

TOTAL ASSETS	$1,041,585	$1,127,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Convertible senior notes	$195,000	$—
Accounts payable	191,329	180,386
Accrued payroll	13,564	12,704
Deferred revenue	11,980	10,384
Accrued acquisition costs	46	399
Other accrued liabilities	39,773	41,229

Total current liabilities	451,692	245,102

NON-CURRENT LIABILITIES:
Convertible senior notes	—	195,000
Other liabilities	11,736	11,362

Total non-current liabilities	11,736	206,362

TOTAL LIABILITIES	463,428	451,464

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $.01 par value; 120,000,000 shares authorized; 42,958,416 and 42,502,019 shares issued	430	425
Treasury stock at cost; 5,875,351 and 1,952,884 shares	(215,920)	(77,707)
Additional paid-in capital	602,385	597,128
Retained earnings	143,784	125,501
Accumulated other comprehensive income	47,478	30,933

Total stockholders’ equity	578,157	676,280

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,041,585	$1,127,744

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data; unaudited)

	Three Months Ended
	March 31,
	2008	2007
Revenue	$103,634	$91,631
Costs and expenses
Direct cost of services	4,175	2,563
Network and infrastructure	10,188	7,495
Sales and marketing	39,730	34,189
Product research and development	12,670	8,652
General and administrative	10,244	10,113
Depreciation and amortization	3,834	2,858
Amortization of acquisition-related intangibles	2,176	2,746

Total costs and expenses	83,017	68,616

Income from operations	20,617	23,015
Interest Income	6,246	7,882
Other expense, net	(749)	(889)

Income before income tax expense	26,114	30,008
Income tax expense	7,831	9,302

Net income	$18,283	$20,706

Net income per share — basic	$0.47	$0.51

Net income per share — diluted	$0.43	$0.46

Shares used in per-share calculation — basic	38,528	40,492

Shares used in per-share calculation — diluted	43,506	46,348

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Three Months Ended
	March 31,
	2008	2007
OPERATING ACTIVITIES
Net income	$18,283	$20,706
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of acquisition-related intangibles	2,176	2,746
Change in accounts receivable allowance, net of acquisitions	411	119
Depreciation and amortization	3,834	2,858
Stock-based compensation expense related to stock-based compensation plans	3,031	3,476
Excess tax benefits from stock-based compensation	(412)	(8,496)
Deferred and other income taxes	5,345	4,500
Change in operating assets and liabilities (net of acquisitions)
Accounts receivable	4,374	10,055
Prepaid and other assets	3,732	985
Accounts payable	4,798	9,981
Deferred revenue	1,248	(197)
Income tax payable	(7,357)	4,760
Other accrued liabilities	5,190	(72)

Net cash provided by operating activities	44,653	51,421

INVESTING ACTIVITIES
Purchases of investments	(94,714)	(79,341)
Sales of investments	122,050	52,075
Cash paid for acquisitions, net of cash received	(16,481)	(4,344)
Purchases of equipment and capitalized software	(4,192)	(3,445)

Net cash provided by/(used in) investing activities	6,663	(35,055)

FINANCING ACTIVITIES
Exercise of stock options	1,985	5,639
Repurchase of common stock	(137,858)	—
Repurchase of restricted stock to satisfy tax withholding obligation	(355)	(224)
Excess tax benefits from stock-based compensation	412	8,496

Net cash provided by/(used in) financing activities	(135,816)	13,911

EFFECT OF EXCHANGE RATE CHANGES ON CASH	8,512	1,658

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(75,988)	31,935
CASH AND CASH EQUIVALENTS, beginning of period	381,788	390,243

CASH AND CASH EQUIVALENTS, end of period	$305,800	$422,178

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest on convertible senior notes	$1,219	$1,219

Cash paid for income taxes	$8,772	$52

Noncash investing and financing activities:
Common stock issued in acquisitions and earn-outs	$—	$986

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which in our opinion are necessary to fairly state our consolidated financial position, results of operations and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2008, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2008. The December 31, 2007, balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States.
Summary of Significant Accounting Policies
A detailed description of our significant accounting policies can be found in our most recent Annual Report filed on Form 10-K for the fiscal year ended December 31, 2007.
Research and Development and Software Development
Research and development expenses consist primarily of development personnel and non-employee contractor costs related to the development of new products and services, enhancement of existing products and services, quality assurance, and testing. Costs to develop software for internal use are required to be capitalized and amortized over the estimated useful life of the software in accordance with AICPA Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” During the three months ended March 31, 2008, and 2007, we did not capitalize any software development costs.
Stock-Based Compensation Expense
On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment,”
(“SFAS123(R)”) which requires the measurement and recognition of compensation expense for all share-based payments made to employees and directors including stock options, restricted stock grants and employee stock purchases made through our Employee Stock Purchase Plan based on estimated fair values.
We have adopted SFAS 123(R) using the modified prospective transition method under which prior periods are not revised. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based awards that are ultimately expected to vest during the period. Stock-based compensation expense recognized in our Condensed Consolidated Statement of Income for 2007 and 2008 includes compensation expense for share-based awards granted prior to, but not yet vested, as of December 31, 2005, as well as compensation expense for the share-based payment awards granted subsequent to December 31, 2005. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of restricted stock is determined based on the number of shares granted and the closing price of our common stock on the date of grant. Compensation expense for all share-based payment awards is recognized using the straight-line amortization method over the vesting period. As stock-based compensation expense recognized in our Condensed Consolidated Statement of Income is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
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

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Comprehensive Income
The components of our comprehensive income include net income and adjustments to stockholders’ equity for the foreign currency translation adjustments and net unrealized gain (loss) on available-for-sale securities.
Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” This revised Statement, which we refer to as SFAS No. 141(R), is intended to simplify existing guidance and converge rulemaking under U.S. GAAP with international accounting rules. SFAS No. 141(R) will significantly change the accounting for business combinations in a number of areas, including the treatment of contingent consideration, contingencies, acquisition costs and restructuring costs. Also under this Statement, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. Adoption of this Statement is not expected to have a material effect on our financial condition and results of operations or cash flows.
In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (FAS 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. This Statement was initially effective as of January 1, 2008, but in February 2008, the FASB delayed the effective date for applying this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We adopted FAS 157 as of January 1, 2008 for assets and liabilities within its scope and the impact was immaterial to our financial statements. Nonfinancial assets and liabilities for which we have not applied the provisions of FAS 157 include those measured at fair value in goodwill and indefinite lived intangible asset impairment testing, and asset retirement obligations initially measured at fair value and will be adopted in 2009. See Note 7 for further information.
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

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2008	2007
Earnings per share — basic
Net income — basic	$18,283	$20,706
Weighted average shares outstanding — basic	38,528	40,492

Earnings per share — basic	$0.47	$0.51

Earnings per share — diluted
Net income — basic	$18,283	$20,706
Exclude: Interest expense and amortized financing cost of convertible senior notes, net of tax benefit	434	435

Net income — diluted	$18,717	$21,141

Weighted average shares outstanding — basic	38,528	40,492
Dilutive impact of non-vested stock and options outstanding	553	1,431
Dilutive impact of convertible senior notes	4,425	4,425

Weighted average shares outstanding — diluted	43,506	46,348

Net income per share — diluted	$0.43	$0.46

In accordance with the Emerging Issues Task Force (EITF), Issue No. 04-8, the unissued shares underlying contingent convertible notes are treated as if such shares were issued and outstanding for the purposes of calculating GAAP diluted earnings per share beginning with the issuance of our 1.25% convertible senior notes on June 1, 2004.
3. BUSINESS COMBINATIONS, GOODWILL AND INTANGIBLE ASSETS
Acquisitions completed in 2008
On January 1, 2008, we acquired all of the capital stock of DigitalSwift Corporation (DigitalSwift), a privately-held company based in Madison, Georgia, for approximately $9.2 million in cash. DigitalSwift is a manufacturer and fulfiller of on-demand, dynamic and build-to-order CDs and DVDs to consumers. The agreement also provides DigitalSwift shareholders with an earn-out opportunity based on DigitalSwift achieving certain revenue and earnings targets during the first year subsequent to the acquisition. Any future earn-out will result in additional goodwill. The allocation of the purchase price of DigitalSwift will be finalized upon completion of the analysis of the fair market value of DigitalSwift’s assets. The result of the allocation of the purchase price between amortizable costs and goodwill could have an impact on our future operating results.
On January 1, 2008, we acquired the assets of IA Users Club d.b.a. CustomCD, Inc. (CustomCD), a privately held company based in Portland, Oregon and Krefeld, Germany, for approximately $7.0 million in cash. This acquisition involved an asset purchase of the US-based business and a stock purchase of the business located in Germany. CustomCD creates, sells and delivers to consumers custom CDs and DVDs containing software, games, and other licensed content. The agreement also provides CustomCD shareholders with an earn-out opportunity based on CustomCD achieving certain revenue and earnings targets during the first two years subsequent to the acquisition. Any future earn-out will result in additional goodwill. The allocation of the purchase price of CustomCD will be finalized upon completion of the analysis of the fair market value of CustomCD’s assets. The result of the allocation of the purchase price between amortizable costs and goodwill could have an impact on our future operating results.
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

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Future Earn-outs
As of March 31, 2008, there were no future earn-outs in accrued acquisition liabilities.
Pro Forma Operating Results (Unaudited)
The consolidated financial statements include the operating results of each business from the date of acquisition. The following unaudited pro forma condensed results of income for the three months ended March 31, 2008 and 2007 have been prepared as if each of the acquisitions in 2008 and 2007 had occurred on January 1, 2007 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2008	2007
Revenue	$103,634	$96,007
Income from operations	20,617	23,095
Net income	18,283	20,786

Basic net income per share	$0.47	$0.51
Diluted net income per share	$0.43	$0.46
This pro forma financial information does not purport to represent results that would actually have been obtained if the transactions had been completed on January 1, 2007, or any future results that may be realized.
Goodwill and Other Intangible Assets
We account for our goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 precludes the amortization of goodwill and intangible assets with indefinite lives, but these assets are reviewed annually (or more frequently if impairment indicators arise) for impairment.
We complete our annual impairment test using a two-step approach based in the fourth quarter of each fiscal year, and reassess any intangible assets, including goodwill, recorded in connection with earlier acquisitions. There was no impairment of goodwill or other intangible assets in the three months ended March 31, 2008 and 2007.
Information regarding our other intangible assets is as follows (in thousands):

	As of March 31, 2008
	Carrying Amount	Accumulated	Carrying Amount
	Gross	Amortization	Net
Customer relationships	$63,827	35,683	$28,144
Non-compete agreements	5,787	5,448	339
Technology/tradename	33,401	21,933	11,468

Total	$103,015	$63,064	$39,951

	As of December 31, 2007
	Carrying Amount	Accumulated	Carrying Amount
	Gross	Amortization	Net
Customer relationships	$57,327	$33,761	$23,566
Non-compete agreements	5,351	5,328	23
Technology/tradename	29,197	20,404	8,793

Total	$91,875	$59,493	$32,382

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Amortization expense for the three months ended March 31, 2008 and 2007 was $2.2 million and $2.7 million, respectively. Estimated amortization expense for the remaining life of the intangible assets, based on intangible assets as of March 31, 2008, is as follows (in thousands):

Year
2008	$6,456
2009	7,751
2010	5,849
2011	4,551
2012	4,422
2013	2,723
Thereafter	8,199

Total	$39,951

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
General Stock Award Information
As of March 31, 2008, there were 733,770 and 1,123,250 shares available for future awards under our 1998 Plan and 2007 Plan, respectively. The number of shares available has been reduced by three shares for every two shares of restricted stock awards granted under the plans.
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

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of the changes in outstanding options under the 1998 Plan and 2007 Plan is as follows:

				Weighted
	Shares		Options	Average
	Available	Options	Price	Price
	for Grant	Outstanding	Per Share	Per Share
Balance, December 31, 2006	1,540,200	3,557,783	$2.59-$57.36	$18.68
Granted	(573,376)	573,376	45.07 - 56.61	54.17
Restricted stock effect on shares available for grant	(251,426)	N/A	N/A	N/A
Exercised		(1,219,519)	2.59 - 45.24	11.08
Canceled/expired	133,330	(133,330)	4.56 - 56.61	38.01
Additional Shares Reserved	2,000,000	N/A	N/A	N/A

Balance, December 31, 2007	2,848,728	2,778,310	$2.59-$57.36	$28.41
Granted	(532,000)	532,000	30.68- 31.86	31.79
Restricted stock effect on shares available for grant	(489,789)	N/A	N/A	N/A
Exercised		(129,871)	4.56- 27.28	15.29
Canceled/expired	30,081	(30,081)	27.28- 56.61	46.91

Balance, March 31, 2008	1,857,020	3,150,358	$2.59-$57.36	$29.34

The total pretax intrinsic value of options exercised during the three months ended March 31, 2008, was $2.3 million.
The following table summarizes significant ranges of outstanding and exercisable options under our 1998 Plan and 2007 Plan as of March 31, 2008:

	Options Outstanding				Options Exercisable
		Weighted	Weighted	Aggregate		Weighted	Aggregate
	Number	Average	Average	Intrinsic	Number	Average	Intrinsic
Exercise Price	Outstanding	Life Remaining	Price	Value	Exercisable	Price	Value

$2.59 - $3.88	19,187	2.8 years	$2.74	$541,554	19,187	$2.74	$541,554
4.56 - 7.55	201,244	3.3 years	5.60	5,106,340	201,244	5.60	5,106,340
9.12 - 13.92	446,753	4.6 years	11.72	8,602,082	374,441	11.87	7,150,780
16.72 - 22.98	427,204	5.5 years	22.41	3,657,883	400,418	22.63	3,339,933
23.01 - 30.69	730,323	7.0 years	28.00	2,167,029	457,603	28.02	1,349,781
31.84 - 57.36	1,325,647	8.6 years	48.65	—	244,055	46.45	—

$2.59 - $57.36	3,150,358	6.5 years	$28.87	$20,074,888	1,696,948	$22.89	$17,488,388

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $30.97 as of March 31, 2008, which would have been received by the option holders had those option holders exercised their options as of that date.

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of the changes in restricted stock under our 1998 Plan and 2007 Plan as of March 31, 2008, is as follows:

		Weighted
	Restricted	Average
	Stock	Intrinsic Value
Non-Vested Balance, December 31, 2006	89,500	$39.96
Granted	198,889	53.75
Vested	(23,713)	39.19
Forfeited	(31,272)	48.54

Non-Vested Balance, December 31, 2007	233,404	$50.64
Granted	331,300	31.82
Vested	(52,054)	49.84
Forfeited	(4,774)	50.46

Non-Vested Balance,March 31, 2008	507,876	$38.44

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
Employee Stock Purchase Plan
We also sponsor an employee stock purchase plan (“ESPP”) under which 1,200,000 shares have been reserved for purchase by employees. The purchase price of the shares under the ESPP is the lesser of 85% of the fair market value on the first or last day of the offering period. Offering periods are currently every six months ending on June 30 and December 31. Employees may designate up to ten percent of their compensation for the purchase of shares under the ESPP. Total shares purchased by employees under the ESPP were 76,436 shares and 71,183 shares in the years ended December 31, 2007 and 2006, respectively. There were 480,417 shares still reserved under the ESPP as of March 31, 2008.
Stock Repurchase Activity
In June 2007 our Board of Directors authorized a new stock buyback program to repurchase up to an aggregate of $200 million of our common stock. This buyback program supersedes the prior buyback program. During the three months ended March 31, 2008 we repurchased 3,911,545 shares for $137.9 million. None of the repurchased shares have been retired.
The Accelerated Share Repurchase agreement was entered into with Goldman Sachs (GS) on February 7, 2008 and calls for GS to repurchase $127 million of Digital River, Inc. stock between February 7, 2008 and June 20, 2008. Based on the agreement, Digital River will receive a final share count based on a discount of the Volume Weighted Average Price of Digital River stock from February 21, 2008, through the end of the contract. As of March 31, 2008, Digital River has received 3,548,845 shares.
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

	Three Months Ended
	March 31,
	2008	2007
Costs and expenses
Direct cost of services	$192	$195
Network and infrastructure	32	72
Sales and marketing	1,102	1,268
Product research and development	262	552
General and administrative	1,443	1,389

Stock-based compensation included in costs and expenses	3,031	3,476
Tax benefit	(668)	(1,047)

Stock-based compensation expense, net of tax	$2,363	$2,429

Valuation Information under SFAS 123(R)
The weighted-average fair value of stock options granted during the three months ended March 31, 2008 and 2007 were $11.23 and $23.07 per share, respectively, using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended
	March 31,
	2008	2007
Risk-free interest rate	2.0%	4.5%
Expected life (years)	3.5	3.5
Volatility factor	0.46	0.51
Expected dividends	—	—
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
As stock-based compensation expense recognized in the Condensed Consolidated Statement of Income for the three months ended March 31, 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.
At March 31, 2008, there was approximately $34.9 million of total unrecognized stock-based compensation expense, adjusted for estimated forfeitures, related to unvested share-based awards. Unrecognized stock-based compensation expense is expected to be recognized over the next 4.2 years on a weighted average basis and will be adjusted for any future changes in estimated forfeitures.
5. INCOME TAXES
For the three months ended March 31, 2008 and 2007, our tax expense was $7.8 million and $9.3 million, respectively.

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the three months ended March 31, 2008, our tax expense consisted of approximately $6.4 million of U.S. tax expense and $1.4 million of foreign tax expense.
In prior years, there was uncertainty of future realization of the deferred tax assets resulting from acquired U.S. tax loss carryforwards due to anticipated limitations, including limitations under Section 382 of the Internal Revenue Code. Therefore a valuation allowance was recorded against the tax effect of such tax loss carryforwards. We evaluated these deferred tax assets and concluded it is more likely than not that we will realize $11.6 million of these deferred tax assets. This is based on conclusions of an IRC Section 382 analysis completed during 2007 as well as our expected future taxable income. The release of the valuation allowance was recorded in the second quarter of 2007 and was reflected as a reduction to goodwill. A valuation allowance remains on approximately $1.4 million of deferred tax assets related to acquired operating losses and other tax attributes as we believe it is more likely than not that these deferred tax assets will not be realized. This valuation allowance is due to anticipated limitations on acquired losses and any future release of this valuation allowance will reduce goodwill.
As of March 31, 2008, we had $5.9 million of unrecognized tax benefits. All of these unrecognized tax benefits would affect our effective tax rate if recognized. As of March 31, 2008, we had approximately $120,000 of accrued interest related to uncertain tax positions.
Due to the potential resolution of examinations currently being performed by taxing authorities, and the expiration of various statutes of limitation, it is reasonably possible that the balance of our gross unrecognized tax benefits may change within the next twelve months by a range of zero to $4.1 million.
6. DEBT
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
Holders of the Notes have the right to require us to repurchase their Notes prior to maturity on January 1, 2009, 2014 and 2019. We have the right to redeem the Notes, under certain circumstances, on or after July 1, 2007 and prior to January 1, 2009, and we may redeem the Notes at any time on or after January 1, 2009. Through December 31, 2007, we classified the Notes as long-term debt. However, in light of the right of holders to require us to redeem the Notes on January 1, 2009, we have reclassified the Notes as short-term debt.
In each the first quarters of 2008 and 2007, we incurred interest expense of $0.6 million on the Notes and made $1.2 million interest payments in each of the first quarters of 2008 and 2007.
7. FAIR VALUE MEASUREMENTS
Effective January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, (FAS 157) for financial instruments, as required. FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and requires enhanced disclosures about fair value measurements. FAS 157 does not require any new fair value measurements; rather it specifies valuation methods

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
and disclosures to be applied when fair value measurements are required under existing or future accounting pronouncements.
FAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, FAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1 -	Observable inputs such as quoted prices in active markets;
Level 2 -	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3 -	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumption.
As of March 31, 2008, we held certain assets that are required to be measured at fair value on a recurring basis. These included cash equivalents, short and long-term investments and convertible senior notes.
At March 31, 2008, we held approximately $117.2 million of municipal debt classified as current assets, with an auction reset feature (“auction rate securities”) whose underlying assets are generally student loans which are FFELP (Federal Family Education Loan Program), over-collateralized, insured and backed by the Department of Education. As of May 1, 2008, auctions failed for all of our auction rate securities. A failed auction will occur if there is more selling than buying in a given auction. All of our auction rate securities, including those subject to the failure, are currently rated AAA, the highest rating, by a rating agency. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an other than temporary impairment charge on these investments.
We believe we will be able to liquidate our investment without loss within the next year. We currently believe the market liquidity for these securities will recover within the next twelve months and are not, other than temporarily, impaired, primarily due to the government guarantee of the underlying securities; however, there is no guarantee that it will not take until the final maturity of the underlying notes (up to 30 years) to realize our investments’ recorded value. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.
We have used a discounted cash flow model to determine the estimated fair value of our investment in auction rate securities as of March 31, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the auction rate securities. Based on this assessment of fair value, the delta between fair value and par value was not material and no unrealized loss was recorded. The Company believes that the market for these instruments will recover in the next twelve months. Any future fluctuation in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income. If the Company determines that any future valuation adjustment was other than temporary, it would record a charge to earnings as appropriate.
The table below presents our assets measured at fair value on a recurring basis as of March 31, 2008:

	Fair Value Measurements
	As of March 31, 2008
	Total	Level 1	Level 2	Level 3
Cash equivalents	$305,800	$305,800	$—	$—
Short-term investments	289,612	172,412	—	117,200

Total assets measured at fair value	$595,412	$478,212	$—	$117,200

Based on market conditions, we have classified auction rate securities as Level 3 within FAS 157’s hierarchy since our initial adoption of FAS 157 at January 1, 2008. As of March 31, 2008, the difference between fair value and par value of these securities was immaterial to our financial statements.

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8. LITIGATION
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
Overview
We provide end-to-end global e-commerce solutions to a wide variety of companies in software, consumer electronics, computer and video games, and other markets. We were incorporated in 1994 and began building and operating online stores for our clients in 1996. We offer our clients a broad range of services that enable them to quickly and cost effectively establish an online sales channel capability and to subsequently manage and grow online sales on a global basis. Our offerings help our clients mitigate risk and grow their online revenues. Our services include design, development and hosting of online stores and shopping carts, store merchandising and optimization, order management, denied parties screening, export controls and management, tax compliance and management, digital product delivery via download, physical product fulfillment, subscription management, multi-lingual customer service, online marketing including e-mail marketing, management of paid search programs, website optimization, web analytics and reporting.
Our products and services allow our clients to focus on promoting and marketing their brands while leveraging our investments in technology and infrastructure to facilitate the purchase of products through their online websites. When shoppers visit one of our clients’ websites and purchase goods, they are transferred to an e-commerce store and /or shopping cart operated by us on our e-commerce platform. Once on our system, shoppers can browse for products and make purchases online. We typically are the seller of record for transactions through our stores. After a purchase is made, we either deliver the product digitally via download over the Internet or transmit instructions to a third party for physical fulfillment of the order. We also process the buyer’s payment as the merchant of record, including collection and remittance of applicable taxes, and can provide customer service in multiple languages to handle order-related questions. We believe we are an example of an emerging trend known as “Software as a Service” (SaaS). We have invested substantial resources to develop our e-commerce software platform and we provide access and use of it to our clients as a service as opposed to selling the software to be operated on their own in-house computer hardware.
In addition to the services we provide that facilitate the completion of an online transaction, we also offer services designed to increase traffic to our clients’ websites and the associated online stores and to improve the sales productivity of those stores. Our services include paid search advertising, search engine optimization, affiliate marketing, store optimization, and e-mail optimization. All of our services are designed to help our clients acquire customers more effectively, sell to those customers more often and more efficiently, and increase the lifetime value of each customer.
Our clients include many of the largest software, consumer electronics, and computer and video game companies and major retailers of these products, including Smith Micro Software, Inc., Autodesk, Inc., Computer Associates, Canon Inc., Electronic Arts, Inc., Hewlett Packard Company, Lexmark, Inc., Microsoft Corporation, Nuance Communications Inc, Symantec Corporation, and Trend Micro, Inc.
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
We evaluate the criteria outlined in Emerging Issues Task Force, (“EITF”) Issues No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as net revenue. We act as the seller and merchant of record on most of the transactions processed and have contractual relationships with our clients, which obligate us to pay to the client a specified percentage of each sale. We derive our revenue primarily from transaction fees based on a percentage of the product sale price and fees from services rendered associated with the e-commerce and other services provided to our clients and end customers. Our revenue is recorded as net as generally our clients are subject to inventory risks and control customers’ product choices. Clients do not have the right to take possession of the software applications used in the delivery of services.
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
We also, to a lesser extent, provide fee-based client services, which include website design and hosting, custom development and integration, analytical marketing and email marketing services. If we receive payments for fee-based services in advance of delivery, these amounts are deferred and recognized over the service period.
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

Goodwill, Intangibles and Other Long-Lived Assets. We depreciate property, plant and equipment; amortize certain intangibles and certain other long-lived assets with definite lives over their useful lives. Useful lives are based on our estimates of the period of time over which the assets will generate revenue or benefit our business. We review assets with definite lives for impairment whenever events or changes in circumstances indicate that the value we are carrying on our financial statements for an asset may not be recoverable. Our evaluation considers non-financial data such as changes in the operating environment and business strategy, competitive information, market trends and operating performance. If there are indications that impairment may be necessary, we use an undiscounted cash flow analysis to determine the impairment amount, if any. Assets with indefinite lives are reviewed for impairment annually in the fourth quarter (or more frequently if there are indications that an impairment may be necessary) utilizing the two-step approach prescribed in Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” There have been no impairments of goodwill and other intangible assets for the three months ended March 31, 2008 and 2007.
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
Fair Value Measurements. On January 1, 2008, we adopted FAS No. 157, “Fair Value Measurements” (FAS 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. This Statement was initially effective as of January 1, 2008, but in February 2008, the FASB delayed the effective date for applying this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We adopted FAS 157 as of January 1, 2008 for assets and liabilities within its scope and the impact was immaterial to our financial statements.
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
We have adopted SFAS 123(R) using the modified prospective transition method under which prior periods are not revised. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based awards that are ultimately expected to vest during the period. Stock-based compensation expense recognized in our Condensed Consolidated Statement of Income for 2007 and 2008 includes compensation expense for share-based awards granted prior to, but not yet vested, as of December 31, 2005, as well as compensation expense for the share-based payment awards granted subsequent to December 31, 2005. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of restricted stock is determined based on the number of shares granted and the closing price of our common stock on the date of grant. Compensation expense for all share-based payment awards is recognized using the straight-line amortization method over the vesting period. As stock-based compensation expense recognized in our Condensed Consolidated Statement of Income is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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
Results of Operations
The following table sets forth certain items from our condensed consolidated statements of income as a percentage of total revenue for the periods indicated.

	Three Months Ended
	March 31,
	2008	2007
Revenue	100.0%	100.0%

Cost of Revenue (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	4.0	2.8
Network and infrastructure	9.8	8.2
Sales and marketing	38.3	37.3
Product research and development	12.3	9.4
General and administrative	9.9	11.0
Depreciation and amortization	3.7	3.1
Amortization of acquisition-related costs	2.1	3.1

Total costs and expenses	80.1	74.9

Income from operations	19.9	25.1
Interest Income	6.0	8.6
Other expense, net	(0.7)	(1.0)

Income before income tax expense	25.2	32.7
Income tax expense	7.6	10.1

Net income	17.6%	22.6%

We acquired NetGiro Systems AB on September 1, 2007, and DigitalSwift Corporation and CustomCD, Inc. in January 2008. The results of these acquisitions must be factored into any comparison of our 2008 results to the results for 2007. See Note 3 of our Consolidated Financial Statements in this Form 10-Q for pro forma financial information as if these entities had been acquired on January 1, 2007.
REVENUE. Our revenue increased to $103.6 million for the three months ended March 31, 2008, from $91.6 million for the same period in the prior year, an increase of $12.0 million, or 13.1%. The revenue increases were primarily attributable to increased traffic, increase in average order value offset by a reduction in close ratio, growth in the number of online game and consumer electronic clients we served, increased sales from international sites, expanded strategic marketing activities with a larger number of clients, and acquisitions. NetGiro, DigitalSwift and CustomCD accounted for $4.9 million of total revenue as of March 31, 2008. Sales of security software products for PCs represent the largest contributor to our revenues.
International e-commerce sales were approximately 43.2% and 42.6% of total sales in the three month period ended March 31, 2008 and 2007, respectively. That growth is attributable to a larger number of international stores being operated for our clients.
DIRECT COST OF SERVICES. Our direct cost of services primarily include costs related to personnel, product fulfillment, physical on demand, our proprietary back-up CD production and client-specific costs. Direct cost of service expense was $4.2 million for the three months ended March 31, 2008, up from $2.6 million for the same period in the prior year. The increase was primarily due to $1.3 million of increased CD supply and personnel related costs associated with higher gross sales from our January 2008 DigitalSwift Corporation and CustomCD, Inc. acquisitions. The remaining increases were attributable to higher CD supply and additional personnel costs to support our largest clients and handle increased sales volume. As a percentage of revenue, direct cost of services increased to 4.0% for the three months ended March 31, 2008 compared to 2.8% in the same period of the prior year.
We currently believe that direct cost of services will increase in absolute dollars in 2008 compared to 2007 as a result of our acquisitions and as we continue to expand our worldwide fulfillment capacity to meet anticipated shipment volumes.
NETWORK AND INFRASTRUCTURE. Our network and infrastructure expenses primarily include personnel related expenses and costs to operate and maintain our technology platforms, customer service, data communication and data center operations. Network and infrastructure expenses were $10.2 million and $7.5 million for the three months ended March 31, 2008 and 2007, respectively. The increase in 2008 supported revenue growth and was comprised of approximately $1.1 million in personnel related expenses, $0.8 million in additional software license amortization expense and $0.8 million of network and infrastructure costs related to our recent NetGiro Systems acquisition. As a percentage of revenue, direct cost of services increased to 9.8% for the three months ended March 31, 2008 compared to 8.2% in the same period of the prior year.
We currently believe that network and infrastructure expenses will increase in absolute dollars in 2008 compared to 2007 due to the impact of acquisitions and as we continue to expand our global data center and customer service capacity.
SALES AND MARKETING. Our sales and marketing expenses mainly include credit card transaction and other payment processing fees, personnel and related costs, advertising, promotional and product marketing expenses, credit card chargeback’s and bad debt expense. Sales and marketing expenses increased to $39.7 million for the three months ended March 31, 2008 from $34.2 million for the same period in the prior year. The increase was primarily due to a $3.0 million increase in credit card and other payment processing fees directly related to incremental gross revenue and the addition of new international payment methods, an additional $1.2 million in personnel and related costs to support our global growth initiatives in strategic and product marketing and $1.0 million in sales and marketing expenses incurred by our recent acquisition NetGiro Systems. As a percentage of revenue, sales and marketing expense was 38.3% in the three months ended March 31, 2008, compared to 37.3% for the same period in the prior year.
We currently believe sales and marketing expenses will increase in absolute dollars in 2008 compared to 2007, to support the expansion of our client relationships through increased investments in subscriptions, international payment processing and strategic marketing services. We also plan to invest in key vertical markets, in particular consumer electronics and games.
PRODUCT RESEARCH AND DEVELOPMENT. Our product research and development expenses include the costs of personnel and related expenses associated with developing and enhancing our technology platforms and related systems. Product research and development expense increased to $12.7 million, for the three months ended March 31, 2008 from $8.7 million for the same period in the prior year. The increase for the three months ended March 31, 2008 compared to the same period in 2007 was primarily due to strategic investments in our e-commerce infrastructure. These investments primarily impacted software development and quality assurance and comprised $1.5 million of professional consulting fees, $1.4 million in personnel related expenses and $1.1 million of product research and development expenses related to our recent NetGiro Systems AB acquisition. These investments supported on-going initiatives in our e-commerce infrastructure to advance global system scalability, our e-marketing capabilities and client reporting. We expect these investments to drive long-term operational efficiencies across the organization and provide further competitive differentiation. We did not capitalize any significant costs related to software development during the three months ended March 31, 2008 and 2007. As a percentage of revenue, product research and development expense increased to 12.3% in the three months ended March 31, 2008 compared to 9.4% for the same period in the prior year.
We currently believe that product research and development expenses will increase in absolute dollars in 2008 compared to 2007, as a result of our completed 2007 NetGiro acquisition and continued investments in product development required to remain competitive.
GENERAL AND ADMINISTRATIVE. Our general and administrative expenses primarily include the costs of executive, accounting and administrative personnel and related expenses, professional fees for legal, tax and audit services, bank fees and insurance. General and administrative expenses increased to $10.2 million for the three months ended March 31, 2008 from $10.1 million for the same period in the prior year. The increase resulted from approximately $0.7 million higher personnel costs to support infrastructure investments and continued growth and

$0.4 million related to our recent NetGiro acquisition. These increases were partially offset by $0.9 million lower legal expenses for the period ended March 31, 2008 compared to the prior year which included professional legal fees related to our internal review of historical stock option practices. As a percentage of revenue, general and administrative expenses decreased to 9.9% for the three months ended March 31, 2008 compared to 11.0% in the same period of the prior year.
We currently believe that general and administrative expenses will increase in absolute dollars in 2008 compared to 2007, as we continue to invest in our infrastructure to support our continued organic growth and expenses related to new acquisitions.
DEPRECIATION AND AMORTIZATION. Our depreciation and amortization expenses include the depreciation of computer equipment and office furniture and the amortization of purchased and internally developed software, leasehold improvements made to our leased facilities and debt financing costs. Computer equipment, software and furniture are depreciated under the straight-line method using three to seven year lives and leasehold improvements are amortized over the shorter of the life of the asset or the remaining length of the lease. Depreciation and amortization expense was $3.8 million and $2.9 million for the three months ended March 31, 2008 and 2007, respectively. The increase was primarily due to depreciation and amortization on new data center equipment, third party software licenses and facilities.
We currently believe that depreciation and amortization expense will increase in absolute dollars in 2008 compared to 2007 as we continue to expand our worldwide customer support capacity and expand the number of operating global data centers.
AMORTIZATION OF ACQUISITION-RELATED INTANGIBLES. Our amortization of acquisition-related intangibles line item consists of amortization of intangible assets recorded from eight of our acquisitions during the past four years. Amortization of acquisition-related intangible assets was $2.2 million for the three months ended March 31, 2008, compared to $2.7 million for the same period in the prior year. The decrease was due to lower expense from intangible assets that have become fully amortized partially offset by additional amortization from recent acquisitions. We have purchased, and expect to continue purchasing assets or businesses which may include the purchase of intangible assets.
INTEREST INCOME. Our interest income represents the total of interest income on our cash, cash equivalents, and short-term investments. Interest income was $6.2 million and $7.9 million in March 31, 2008 and 2007, respectively. The decrease in interest income was primarily due to the use of $138 million in cash for our share repurchase during the quarter ended March 31, 2008. Interest income also declined due to lower interest rates during 2008.
OTHER EXPENSE, NET. Our other expense, net line includes the total of interest expense on our debt and foreign currency transaction gains and losses. Interest expense was $0.7 and $0.6 million for the three months ended March 31, 2008 and 2007, respectively. Foreign currency re-measurement was a loss of $0.1 million for the three months ended March 31, 2008, compared to a loss of $0.3 million for the same period in the prior year. Gains and losses from the sale of investments were immaterial for the three months ended March 31, 2008 and 2007.
INCOME TAXES. For the three months ended March 31, 2008 and 2007, our tax expense was $7.8 million and $9.3 million, respectively. For the three months ended March 31, 2008, our tax expense consisted of approximately $6.4 million of U.S. tax expense and $1.4 million of foreign tax expense.
In prior years, there was uncertainty of future realization of the deferred tax assets resulting from acquired U.S. tax loss carryforwards due to anticipated limitations, including limitations under Section 382 of the Internal Revenue Code. Therefore a valuation allowance was recorded against the tax effect of such tax loss carryforwards. We evaluated these deferred tax assets and concluded it is more likely than not that we will realize $11.6 million of these deferred tax assets. This is based on conclusions of an IRC Section 382 analysis completed during 2007 as well as our expected future taxable income. The release of the valuation allowance was recorded in the second quarter of 2007 and was reflected as a reduction to goodwill. A valuation allowance remains on approximately $1.4 million of deferred tax assets related to acquired operating losses and other tax attributes as we believe it is more likely than not that these deferred tax assets will not be realized. This valuation allowance is due to anticipated limitations on acquired losses and any future release of this valuation allowance will reduce goodwill.
As of March 31, 2008, we had $5.9 million of unrecognized tax benefits. All of these unrecognized tax benefits would affect our effective tax rate if recognized. As of March 31, 2008, we had approximately $120,000 of accrued interest related to uncertain tax positions.

Due to the potential resolution of examinations currently being performed by taxing authorities, and the expiration of various statutes of limitation, it is reasonably possible that the balance of our gross unrecognized tax benefits may change within the next twelve months by a range of zero to $4.1 million.
Off Balance Sheet Arrangements
None

Liquidity and Capital Resources
As of March 31, 2008, we had $305.8 million of cash and cash equivalents, $289.6 million of short-term investments. Our primary source of internal liquidity is our operating activities. Net cash provided by operations during the first quarter of 2008 and 2007 was primarily the result of net income adjusted for non-cash expenses, and balance sheet changes such as an increase in accounts payable.
Net cash provided by investing activities for the three months ended March 31, 2008 was $6.7 million and was the result of net sales of investments of $27.3 million, cash paid for acquisitions net of cash received of $16.5 million, and purchases of capital equipment of $4.2 million. Net cash used in investing activities for the three months ended March 31, 2007 was $35.1 million and was the result of net purchases of investments of $27.3 million, cash paid for acquisitions net of cash received of $4.3 million, and purchases of capital equipment of $3.4 million.
Net cash used by financing activities during the three months ended March 31, 2008 was $135.9 million. Proceeds of $2.0 million were provided by the sale of stock through the exercise of stock options, cash used in the repurchase of restricted stock to satisfy tax withholding obligation was $0.4, and proceeds of $0.4 million were provided by the excess tax benefit from stock-based compensation. In February 2008, we repurchased $137.9 million of common stock, which reduced our net cash provided by financing activities. Net cash provided by financing activities during the three months ended March 31, 2007, was $13.9 million. Proceeds of $5.6 million were provided by the sale of stock through the exercise of stock options and purchases through the employee stock purchase plan, cash used in the repurchase of restricted stock to satisfy tax withholding obligation was $0.2, and proceeds of $8.5 million were provided by the excess tax benefit from stock-based compensation.
At March 31, 2008, we held approximately $117.2 million of municipal debt, classified as current assets, with an auction reset feature (“auction rate securities”) whose underlying assets are generally student loans which are FFELP (Federal Family Education Loan Program), over-collateralized, insured and backed by the Department of Education.
As of May 1, 2008, auctions failed for all of our auction rate securities. A failed auction will occur if there is more selling than buying in a given auction. All of our auction rate securities, including those subject to the failure, are currently rated AAA, the highest rating, by a rating agency. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments.
We believe we will be able to liquidate our investment without loss within the next year. We currently believe the market liquidity for these securities will recover within the next twelve months and are not, other than temporarily, impaired, primarily due to the government guarantee of the underlying securities; however, there is no guarantee that it will not take until the final maturity of the underlying notes (up to 30 years) to realize our investments’ recorded value. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.
We completed our review of “Fair Value Measurements” FAS 157 for the quarter ended March 31, 2008. Fair Market Value determination was based on level 3 of the fair value hierarchy of FAS 157. We did not record any fair value adjustments for the three months ended March 31, 2008. See Note 7 for further information.
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

The following table summarizes our principal contractual commitments as of March 31, 2008:

	Payment due by period (in thousands)
	Total Amount	Apr-Dec			2013 and
Contractual Obligations	Committed	2008	2009-2010	2011-2012	Thereafter

Operating Lease Obligations	$18,007	$3,830	$6,140	$1,978	$6,058
Convertible Senior Notes	$234,000	$1,219	$4,875	$4,875	$223,031
Total	$252,007	$5,049	$11,015	$6,853	$229,089
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
With respect to our 1.25% convertible senior notes due January 1, 2024 (the “Notes”), we are required to pay interest on the Notes on January 1 and July 1 of each year so long as the Notes are outstanding. On January 2, 2008, we paid $1.2 million in interest for the period July 1 through December 31, 2007. The Notes bear interest at a rate of 1.25% and, if specified conditions are met, are convertible into our common stock at a conversion price of $44.063 per share. The Notes may be surrendered for conversion under certain circumstances, including the satisfaction of a market price condition, such that the price of our common stock reaches a specified threshold; the satisfaction of a trading price condition, such that the trading price of the Notes falls below a specified level; the redemption of the Notes by us, the occurrence of specified corporate transactions, as defined in the related indenture; and the occurrence of a fundamental change, as defined in the related indenture. The initial conversion price is equivalent to a conversion rate of approximately 22.6948 shares per $1,000 of principal amount of the Notes. We will adjust the conversion price if certain events occur, as specified in the related indenture, such as the issuance of our common stock as a dividend or distribution or the occurrence of a stock subdivision or combination. In addition, contingent interest is required to be paid to holders if certain conditions are met. If a fundamental change, such as a change in our control, as defined in the related indenture, occurs on or before January 1, 2009, we may also be required to purchase the Notes for cash and pay an additional make whole premium payable in our common stock upon the repurchase or conversion of the Notes in connection with the fundamental change.
Holders of the Notes have the right to require us to repurchase their Notes prior to maturity on January 1, 2009, 2014 and 2019. We have the right to redeem the Notes, under certain circumstances, on or after July 1, 2007 and prior to January 1, 2009, and we may redeem the Notes at any time on or after January 1, 2009. Through December 31, 2007, we classified the Notes as long-term debt. However, in light of the right of holders to require us to redeem the Notes on January 1, 2009, we have reclassified the Notes as short-term debt.
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
During the three months ended March 31, 2008, 3,911,545 shares were repurchased under the 2007 Repurchase Program. None of the repurchased shares have been retired.
We believe that existing sources of liquidity and the results of our operations will provide adequate cash to fund our operations, although we may seek to raise additional capital. In January 2005, we filed a registration statement to increase our available shelf registration amount and we have approximately $82 million available for future use. In addition, we filed an acquisition shelf registration statement for up to approximately 1.5 million shares. In February 2006, we filed a shelf registration that would allow us to sell an undetermined amount of equity or debt securities in accordance with the recently approved rules applying to “well known seasoned issuers.” These filings were made to provide future flexibility for acquisition and financing purposes. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. There can be no assurances that financing will be available in amounts or on terms acceptable to us, if at all.

Item 3. Qualitative and Quantitative Disclosure about Market Risk
Interest Rate Risk
Our portfolio of cash equivalents and short-term investments is maintained in a variety of securities, including government agency obligations and money market funds. Investments are classified as available-for-sale securities and carried at their market value with cumulative unrealized gains or losses recorded as a component of “accumulated other comprehensive income/(loss)” within stockholders’ equity. At March 31, 2008, all securities held had maturities or reset dates of less than three years. A sharp rise in interest rates could have an adverse impact on the market value of certain securities in our portfolio. We do not currently hedge our interest rate exposure and do not enter into financial instruments for trading or speculative purposes or utilize derivative financial instruments.
At March 31, 2008, we had short-term debt of $195.0 million associated with our Notes. The market value of our short-term debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.
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
Transaction Exposure
The Company enters into short term foreign currency forward contracts to offset the foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in current earnings in other expense, net.
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

Item 4. Controls and Procedures
(a)	We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934) were effective in providing reasonable assurance that material information required to be disclosed by us in this Form 10-Q was recorded, processed, summarized and reported in a timely manner.

(b)	During the quarter ended March 31, 2008, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the Effectiveness of Controls
Our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining an adequate system of internal control over financial reporting. This system of internal accounting controls is designed to provide reasonable assurance that assets are safeguarded, transactions are properly recorded and executed in accordance with management’s authorization and financial statements are prepared in accordance with generally accepted accounting principles. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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
Sales of products for one software publisher client, Symantec Corporation, accounted for approximately 25.5% of our revenue during the first quarter of 2008. In addition, revenues derived from proprietary Digital River services sold to Symantec end-users and sales of Symantec products through our oneNetwork retail and affiliate channel together accounted for approximately 11.1% of total Digital River revenue. In addition, a limited number of other software and physical goods clients contribute a large portion of our annual revenue. Contracts with our clients are generally one or two years in length. If any one of these key contracts is not renewed or otherwise terminates, or if revenues from these clients decline for any other reason (such as competitive developments), our revenue would decline and our ability to sustain profitability would be impaired. If our contract with Symantec is not renewed or otherwise terminated, or if revenues from Symantec and Symantec-related services decline for any other reason, our revenue and our ability to sustain profitability could be materially adversely impaired. It is important to our ongoing success that we maintain our key client relationships and, at the same time, develop new client relationships.
Our future success cannot be predicted based upon our operating history.
The nature of our business and the e-commerce industry in which we operate has undergone rapid development and change. Accordingly, it is difficult to predict whether we will be successful. Thus, our chances of financial and operational success should be evaluated in light of the risks, uncertainties, expenses, delays and difficulties associated with operating a business in a relatively rapidly changing industry. If we are unable to address these issues, we may not be financially or operationally successful.
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
We sell products and services to end-users outside the United States and we intend to continue expanding our international presence. In the first quarter of 2008, our e-commerce sales to international consumers represented approximately 43.2% of our total sales. Expansion into international markets, particularly the European and Asia-Pacific regions, requires significant resources that we may fail to recover by generating additional revenue. Conducting business outside of the United States is subject to risks, including:
▪	Changes in regulatory requirements and tariffs;

▪	Uncertainty of application of local commercial, tax, privacy and other laws and regulations;

▪	Reduced protection of intellectual property rights;

▪	Difficulties in physical distribution for international sales;

▪	Higher incidences of credit card fraud and difficulties in accounts receivable collection;

▪	The burden and cost of complying with a variety of foreign laws, rules and regulations;

▪	The possibility of unionization of our workforce outside the United States, particularly in Europe;

▪	Political, social and economic instability;

▪	Import and export license requirements and restrictions of the United States and every other country in which we operate; and

▪	Political or economic constraints on international trade or instability.
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
The payment by end-users for the purchase of digital or physical goods that we process is typically made by credit card or similar payment method. As a result, we must rely on banks or payment processors to process transactions, and must pay a fee for this service. From time to time, credit card associations may increase the interchange fees that they charge for each transaction using one of their cards. Any such increased fees will increase our operating costs and reduce our profit margins. We also are required by our processors to comply with credit card association operating rules, and we have agreed to reimburse our processors for any fines they are assessed by credit card associations as a result of processing payments for us. The credit card associations and their member banks set and interpret the credit card rules. Visa, MasterCard, American Express, Discover, or other card associations could adopt new operating rules or re-interpret existing rules that we or our processors might find difficult to follow. We have had payment processing agreements with certain of our payment processors terminated due to violations of their rules, and although we have been able to successfully migrate to new processors, such migrations require significant attention from our personnel, and often result in higher fees and customer dissatisfaction. Any disputes or problems associated with our payment processors could impair our ability to give customers the option of using credit cards to fund their payments. If we were unable to accept credit cards, our business would be seriously damaged. We also could be subject to fines or increased fees from MasterCard and Visa if we fail to detect that merchants are engaging in activities that are illegal or activities that are considered “high risk,’’ primarily the sale of certain types of digital content. We may be required to expend significant capital and other resources to monitor these activities.

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
A key element of our business strategy involves expansion through the acquisitions of businesses, assets, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. Between January 1, 1999 and March 31, 2008, we acquired 29 companies. We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships, and the purchase or sale of assets, including tangible and intangible assets such as intellectual property. We have acquired, and intend to continue engaging in strategic acquisitions of businesses, technologies, services and products. Since December 2006, we have acquired three businesses, NetGiro Systems AB, DigitalSwift Corporation and CustomCD, Inc.
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
We require substantial working capital to fund our business. In January 2005, we filed a registration statement to increase our available shelf registration amount and we have approximately $82 million available for future use. In addition, we filed an acquisition shelf for up to approximately 1.5 million shares. In February 2006, we filed a shelf registration that would allow us to sell an undetermined amount of equity or debt securities in accordance with the recently approved rules applying to “well-known seasoned issuers.’’ If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced and these equity securities may have rights, preferences or privileges senior to those of our common stock. In June 2004, we issued 1.25% convertible notes which require us to make interest payments and will require us to pay principal when the notes become due in 2024 or in the event of acceleration under certain circumstances, unless the notes are converted into our common stock prior to that. For a thirty day period ending January 1, 2009, the note holders have the right to have the debt redeemed at 100.25% of principal face amount. In light of current market conditions for interest rates and our stock price relative to the conversion price for the notes, it is likely that some of the note holders will seek repayment on January 1, 2009. We may not have sufficient capital to service this or any future debt securities that we may issue, further, the conversion of the notes into our common stock would result in further dilution to our stockholders. Our capital requirements depend on several factors, including the rate of market acceptance of our products, the ability to expand our client base, the growth of sales and marketing, and opportunities for acquisitions of other businesses. We have had significant operating losses and negative cash flow from operations since inception. Additional financing may not be available when needed, on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures, which would harm our operating results and adversely affect our ability to sustain profitability.

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
Our quarterly and annual operating results have fluctuated significantly in the past and are likely to continue to do so in the future due to a variety of factors, some of which are outside our control. As a result, we believe that quarter-to-quarter and year-to-year comparisons of our revenue and operating results are not necessarily meaningful, and that these comparisons may not be accurate indicators of future performance. If our annual or quarterly operating results fail to meet the guidance we provide to securities analysts and investors or otherwise fail to meet their expectations, the trading price of our common stock may be impacted. Some of the factors that have contributed or may contribute to fluctuations in our quarterly and annual operating results include:
▪	The addition of new clients or loss of current clients;

▪	The introduction by us of new websites, web stores or services that may require a substantial investment of our resources;

▪	The introduction by others of competitive websites, web stores or services or products;

▪	Our ability to continue to upgrade and develop our systems and infrastructure to meet emerging market needs and remain competitive in our service offerings;

▪	Economic conditions, particularly those affecting e-commerce;

▪	Client decisions to delay new product launches or to invest in e-commerce initiatives;

▪	The performance of our newly acquired assets or companies;

▪	Slower than anticipated growth of the online market as a vehicle for the purchase of software products;

▪	The cost of compliance with U.S. and foreign regulations relating to our business; and

▪	Our ability to retain and attract personnel commensurate with our business needs; and

▪	Acquisitions.
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
Security breaches could hinder our ability to securely transmit confidential information and could materially affect our reputation, business operations, operating results and financial condition.
Our business depends in large part on the secure transmission of confidential information over public networks, including customers’ credit card and other payment account information, and the secure storage of confidential information. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary for secure transmission of confidential information, such as end-user credit and debit card numbers. While we take significant steps to protect the security of confidential information in our possession, we cannot guarantee our security measures will prevent security breaches, or that future advances in computer and software capabilities and encryption technology, new cryptography tools and discoveries, and other events will enable us to prevent the breach or compromise of our security even if implemented by us. Further, the technology utilized in credit and debit cards, and the systems used for the transmission of payment card transactions, are controlled by the payment card industry, and vulnerabilities in these systems and technology can place payment card data at risk.
Any breach or compromise of our security could have a material adverse effect on our reputation, business, operating results and financial condition, dissuade existing and new clients from using our services, dissuade customers from transacting business through our systems, and expose us to significant costs, fines, losses, litigation, governmental investigations, and liabilities. A party who circumvents our security measures could misappropriate proprietary information or interrupt our operations. We may be required to expend significant capital and other resources to protect against security breaches or address problems caused by breaches. Concerns over the security of the Internet and other online transactions and the privacy of users could deter people from using the Internet to conduct transactions that involve transmitting confidential information, thereby inhibiting the growth of our business.

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
The market for e-commerce solutions is extremely competitive and we may find ourselves unable to compete effectively. Because there are relatively low barriers to entry in the e-commerce market, we expect continued intense competition as current competitors expand their product offerings and new competitors enter the market. In addition, our clients may become competitors in the future. Increased competition is likely to result in price reductions, reduced margins, longer sales cycles and a decrease or loss of our market share, any of which could negatively impact our revenue and earnings. We face competition from the following sources:
▪	In-house development of e-commerce capabilities using tools or applications from companies, such as Art Technology Group, Inc. and IBM Corporation;

▪	E-Commerce capabilities custom-developed by companies, such as IBM Global Services and Accenture, Inc.;

▪	Other providers of outsourced e-commerce solutions, such as GSI Commerce, Inc. and asknet Inc.;

▪	Companies that provide technologies, services or products that support a portion of the e-commerce process, such as payment processing, including CyberSource Corporation and PayPal Corp.;

▪	Companies that offer various online marketing services, technologies and products, including ValueClick, Inc. and aQuantive, Inc.;

▪	High-traffic, branded websites that generate a substantial portion of their revenue from e-commerce and may offer or provide to others the means to offer their products for sale, such as Amazon.com, Inc.; and

▪	Web hosting, web services and infrastructure companies that offer portions of our solution and are seeking to expand the range of their offering, such as Network Solutions, LLC, Akamai Technologies, Inc., Yahoo!, Inc., eBay, Inc. and Hostopia.com, Inc.
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
We are subject to the same international, federal, state and local laws as other companies conducting business over the Internet. Today, there are relatively few laws specifically directed towards conducting business over the Internet. The adoption or modification of laws related to the Internet could harm our business, operating results and financial condition by increasing our costs and administrative burdens. Due to the increasing popularity and use of the Internet, many laws and regulations relating to the Internet are being debated at the international, federal and state levels. These laws and regulations could cover issues such as:
▪	User privacy with respect to adults and minors;

▪	Our ability to collect and/or share necessary information that allows us to conduct business on the Internet;

▪	Export compliance;

▪	Pricing, taxation, and regulatory fees;

▪	Fraud;

▪	Advertising;

▪	Intellectual property rights;

▪	Information security;

▪	Quality of products and services;

▪	Security breaches;

▪	Processing of credit card information;

▪	Taxes; and

▪	Recycling of consumer products.
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
Sales outside the United States accounted for approximately 43.2% of our total sales in the first quarter of 2008. The results of operations of, and certain of our intercompany balances associated with, our internationally focused websites are exposed to foreign exchange rate fluctuations. Upon translation, net sales and other operating results from our international operations may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. If the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions will result in increased net revenues and operating expenses. Similarly, our net revenues and operating expenses will decrease if the U.S. dollar strengthens against foreign currencies. As we have expanded our international operations, our exposure to exchange rate fluctuations has become more pronounced. We may enter into short-term currency forward contracts to offset the foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. The use of such hedging activities may not offset more than a portion of the adverse financial impact resulting from unfavorable movements in foreign exchange rates. See Item 7A of Part II in our Annual Report on Form 10-K for the year ended December 31, 2007, which was filed on February 29, 2008, for information demonstrating the effect on our consolidated statements of income from changes in exchange rates versus the U.S. dollar.
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
In January 2002, we adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets’’ (SFAS No. 142). The statement generally establishes that goodwill and intangible assets with indefinite lives are not amortized, but are to be tested on an annual basis for impairment and, if impaired, are recorded as an impairment charge in income from operations. As of March 31, 2008, we had goodwill with an indefinite life of $280.5 million from our acquisitions. If our goodwill is determined for any reason to be impaired, the subsequent accounting of the impaired portion as an expense would lower our earnings and jeopardize our ability to demonstrate sustained profitability. On January 1, 2006, we adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all stock-based compensation based on estimated fair values. Our operating results for the first quarter of 2008 contain, and our operating results for future periods will contain, a charge for stock-based compensation related to stock options, restricted stock grants and employee stock purchases.
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
The stock market and the trading prices of Internet-related companies in particular, have been notably volatile. This volatility is likely to continue in the short-term and is not necessarily related to the operating performance of affected companies. This broad market and industry volatility could significantly reduce the price of our common stock at any time, without regard to our operating performance. Factors that could cause our stock price in particular to fluctuate include, but are not limited to:

▪	Actual or anticipated variations in quarterly operating results;

▪	Announcements of technological innovations;

▪	The ability to sign new clients and the retention of existing clients;

▪	Loss of key clients;

▪	New products or services that we offer;

▪	Competitive developments, including new products or services, or new relationships by our competitors;

▪	Changes that affect our clients or the viability of their product lines;

▪	Changes in financial estimates by securities analysts;

▪	Conditions or trends in the Internet and online commerce industries;

▪	Global unrest and terrorist activities;

▪	Changes in the economic performance and/or market valuations of other Internet or online e-commerce companies;

▪	Required changes in generally accepted accounting principles and disclosures;

▪	Our announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments or results of operations or other developments related to those acquisitions;

▪	Additions or departures of key personnel; and

▪	Sales or other transactions involving our common stock or our convertible notes.
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
At March 31, 2008, we held approximately $117.2 million of municipal debt, classified as current assets, with an auction reset feature (“auction rate securities”) whose underlying assets are generally student loans which are FFELP (Federal Family Education Loan Program), over-collateralized, insured and backed by the Department of Education. As of May 1, 2008, auctions failed for all of our auction rate securities. A failed auction will occur if there is more selling than buying in a given auction. All of our auction rate securities, including those subject to the failure, are currently rated AAA, the highest rating, by a rating agency. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. We believe we will be able to liquidate our investment without loss within the next year. We currently believe the market liquidity for these securities will recover within the next twelve months and are not, other than temporarily, impaired, primarily due to the government guarantee of the underlying securities; however, there is no guarantee that it will not take until the final maturity of the underlying notes (up to 30 years) to realize our investments’ recorded value. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

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
During the three months ended March 31, 2008, 3,911,545 shares were repurchased under the 2007 Repurchase Program. None of the repurchased shares have been retired. Currently we do not have any funding available for repurchases of our common stock.
The following table presents details of our repurchases during the three months ended March 31, 2008:

			Total number of	Approximate dollar value
	Total number	Average	shares purchased	of shares that may yet be
	of shares	price paid	as part of publicly	purchased under the plan
Period	purchased	per share	announced plan	(in millions)
January 1, 2008 - January 31, 2008	—	—	—	$137.0
February 1, 2008 - February 29, 2008	3,911,545	$35.24	3,911,545	$0.0
March 1, 2008 - March 31, 2008	—	—	—	$0.0

Total	3,911,545		3,911,545

Item 6. Exhibits
(a) Exhibits

EXHIBIT
NUMBER		DESCRIPTION OF DOCUMENTS
3.1	(1)	Amended and Restated Certificate of Incorporation, as amended, as currently in effect.

3.2	(2)	Amended and Restated Bylaws, as currently in effect.

4.1	(3)	Specimen of Common Stock Certificate.

4.2	(1)	Form of Senior Debt Indenture.

4.3	(1)	Form of Subordinated Debt Indenture.

4.4		References are made to Exhibits 3.1 and 3.2.

4.5	(4)	Indenture dated as of June 1, 2004 between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the Note.

12.1		Computation of Ratio of Earnings to Fixed Charges.

31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as exhibits 3.1 and 3.3 and exhibits 4.5 and 4.6 to our Registration Statement on Form S-3, File No. 333-81626, filed on January 29, 2002, declared effective on February 12, 2002, and incorporated herein by reference.

(2)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001, and incorporated herein by reference.

(3)	Filed as an exhibit to our Registration Statement on Form S-1, File No. 333-56787, declared effective on August 11, 1998, and incorporated herein by reference.

(4)	Filed as exhibit 99.1 to our Current Report on Form 8-K, filed on July 13, 2004 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2008		DIGITAL RIVER, INC.

	By:	/s/ THOMAS M. DONNELLY

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