Form 10-Q
period 2008-06-30
DIGITAL RIVER INC /DE
filed 2008-08-07
CIK 1062530

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The number of shares of common stock outstanding at August 1, 2008 was 37,006,351 shares.

DIGITAL RIVER, INC.
Form 10-Q
Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DIGITAL RIVER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited)
	June 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$276,927	$381,788
Short-term investments	201,297	315,636
Accounts receivable, net of allowance of $3,048 and $2,489	54,606	64,914
Deferred income taxes	2,808	7,899
Prepaid expenses and other	17,124	4,577

Total current assets	552,762	774,814

Property and equipment, net	32,971	31,102
Goodwill	280,908	261,885
Intangible assets, net of accumulated amortization of $64,751 and $59,493	37,169	32,382
Long-term investments	109,108	—
Deferred income taxes	15,606	15,606
Other assets	6,654	11,955

TOTAL ASSETS	$1,035,178	$1,127,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Convertible senior notes	$195,000	$—
Accounts payable	174,064	180,386
Accrued payroll	12,167	12,704
Deferred revenue	12,597	10,384
Accrued acquisition costs	7	399
Other accrued liabilities	33,996	41,229

Total current liabilities	427,831	245,102

NON-CURRENT LIABILITIES:
Convertible senior notes	—	195,000
Other liabilities	10,279	11,362

Total non-current liabilities	10,279	206,362

TOTAL LIABILITIES	438,110	451,464

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $.01 par value; 120,000,000 shares authorized; 43,163,385 and 42,502,019 shares issued	432	425
Treasury stock at cost; 6,203,772 and 1,952,884 shares	(215,944)	(77,707)
Additional paid-in capital	610,378	597,128
Retained earnings	157,003	125,501
Accumulated other comprehensive income	45,199	30,933

Total stockholders’ equity	597,068	676,280

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,035,178	$1,127,744

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data; unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue	$98,374	$78,227	$202,008	$169,858
Costs and expenses:
Direct cost of services	4,469	2,426	8,644	4,989
Network and infrastructure	10,396	7,334	20,584	14,829
Sales and marketing	39,247	32,793	78,977	66,982
Product research and development	13,074	8,235	25,744	16,887
General and administrative	10,834	9,543	21,078	19,656
Depreciation and amortization	3,957	3,291	7,791	6,149
Amortization of acquisition-related intangibles	2,170	1,607	4,346	4,353

Total costs and expenses	84,147	65,229	167,164	133,845

Income from operations	14,227	12,998	34,844	36,013
Interest income	4,298	8,264	10,544	16,146
Other expense, net	(1,653)	(257)	(2,402)	(1,146)

Income before income tax expense	16,872	21,005	42,986	51,013
Income tax expense	3,653	6,512	11,484	15,814

Net income	$13,219	$14,493	$31,502	$35,199

Net income per share — basic	$0.36	$0.35	$0.84	$0.86

Net income per share — diluted	$0.33	$0.32	$0.76	$0.78

Shares used in per-share calculation — basic	36,594	41,169	37,562	40,823

Shares used in per-share calculation — diluted	41,647	46,637	42,556	46,488

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Six Months Ended
	June 30,
	2008	2007
OPERATING ACTIVITIES:
Net income	$31,502	$35,199
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of acquisition-related intangibles	4,346	4,353
Change in accounts receivable allowance, net of acquisitions	603	570
Depreciation and amortization	7,791	6,149
Stock-based compensation expense related to stock-based compensation plans	6,538	7,125
Excess tax benefits from stock-based compensation	(1,001)	(10,027)
Deferred and other income taxes	5,934	11,383
Change in operating assets and liabilities (net of acquisitions)
Accounts receivable	12,495	6,515
Prepaid and other assets	(6,876)	(1,417)
Accounts payable	(12,582)	(15,997)
Deferred revenue	1,867	298
Income tax payable	(10,548)	2,861
Other accrued liabilities	(50)	1,068

Net cash provided by operating activities	40,019	48,080

INVESTING ACTIVITIES:
Purchases of investments	(227,625)	(173,092)
Sales of investments	232,650	137,395
Cash paid for acquisitions, net of cash received	(17,352)	(8,540)
Purchases of equipment and capitalized software	(9,532)	(6,577)

Net cash used in investing activities	(21,859)	(50,814)

FINANCING ACTIVITIES:
Exercise of stock options	4,439	7,703
Sales of common stock under employee stock purchase plan	1,446	1,244
Repurchase of common stock	(137,858)	—
Repurchase of restricted stock to satisfy tax withholding obligation	(379)	(377)
Excess tax benefits from stock-based compensation	1,001	10,027

Net cash provided by/(used in) financing activities	(131,351)	18,597

EFFECT OF EXCHANGE RATE CHANGES ON CASH	8,330	3,009

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(104,861)	18,872
CASH AND CASH EQUIVALENTS, beginning of period	381,788	390,243

CASH AND CASH EQUIVALENTS, end of period	$276,927	$409,115

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest on convertible senior notes	$1,219	$1,219

Cash paid for income taxes	$15,259	$1,583

Noncash investing and financing activities:
Common stock issued in acquisitions and earn-outs	$—	$986

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which in our opinion are necessary to fairly state our consolidated financial position, results of operations and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2008, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2008. The December 31, 2007, balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States.
Summary of Significant Accounting Policies
A detailed description of our significant accounting policies can be found in our most recent Annual Report filed on Form 10-K for the fiscal year ended December 31, 2007.
Research and Development and Software Development
Research and development expenses consist primarily of development personnel and non-employee contractor costs related to the development of new products and services, enhancement of existing products and services, quality assurance, and testing. Costs to develop software for internal use are required to be capitalized and amortized over the estimated useful life of the software in accordance with AICPA Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” We capitalized $0.2 million related to software development during the three months ended June 30, 2008. We did not capitalize any significant costs related to software development during the three months ended June 30, 2007.
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

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Comprehensive Income
The components of our comprehensive income include net income and adjustments to stockholders’ equity for the foreign currency translation adjustments which was a $14.5 million gain for the six months ended June 30, 2008, and net unrealized gain (loss) on available-for-sale securities which was a $0.2 million loss for the six months ended June 30, 2008.
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
The following table summarizes the computation of basic and diluted net income per share (in thousands, except per share amounts):

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Earnings per share — basic
Net income — basic	$13,219	$14,493	$31,502	$35,199
Weighted average shares outstanding — basic	36,594	41,169	37,562	40,823

Earnings per share — basic	$0.36	$0.35	$0.84	$0.86

Earnings per share — diluted
Net income — basic	$13,219	$14,493	$31,502	$35,199
Exclude: Interest expense and amortized financing cost of convertible senior notes, net of tax benefit	435	435	869	870

Net income — diluted	$13,654	$14,928	$32,371	$36,069

Weighted average shares outstanding — basic	36,594	41,169	37,562	40,823
Dilutive impact of non-vested stock and options outstanding	628	1,043	569	1,240
Dilutive impact of convertible senior notes	4,425	4,425	4,425	4,425

Weighted average shares outstanding — diluted	41,647	46,637	42,556	46,488

Net income per share — diluted	$0.33	$0.32	$0.76	$0.78

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

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Future Earn-outs
As of June 30, 2008, there were no future earn-outs in accrued acquisition liabilities.
Pro Forma Operating Results (Unaudited)
The consolidated financial statements include the operating results of each business from the date of acquisition. The following unaudited pro forma condensed results of operations for the three months ended June 30, 2008 and 2007 have been prepared as if each of the acquisitions in 2008 and 2007 had occurred on January 1, 2007 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue	$98,374	$82,041	$202,008	$178,049
Income from operations	14,227	12,111	34,844	35,207
Net income	13,219	13,606	31,502	34,393

Basic net income per share	$0.36	$0.33	$0.84	$0.84
Diluted net income per share	$0.33	$0.30	$0.76	$0.76
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
We complete our annual impairment test using a two-step approach based in the fourth quarter of each fiscal year, and reassess any intangible assets, including goodwill, recorded in connection with earlier acquisitions. There was no material impairment of goodwill or other intangible assets in the six months ended June 30, 2008 and 2007.
Information regarding our other intangible assets is as follows (in thousands):

	As of June 30, 2008
	Carrying Amount	Accumulated	Carrying Amount
	Gross	Amortization	Net
Customer relationships	$63,677	$36,807	$26,870
Non-compete agreements	5,784	5,493	291
Technology/tradename	32,458	22,450	10,008

Total	$101,919	$64,750	$37,169

	As of December 31, 2007
	Carrying Amount	Accumulated	Carrying Amount
	Gross	Amortization	Net
Customer relationships	$57,327	$33,761	$23,566
Non-compete agreements	5,351	5,328	23
Technology/tradename	29,197	20,404	8,793

Total	$91,875	$59,493	$32,382

Amortization expense for the three months ended June 30, 2008 and 2007 was $2.2 million and $1.6 million, respectively and $4.3 million and $4.4 million for the six months ended June 30, 2008 and 2007 respectively. The result of the allocation of the purchase price between amortizable costs and goodwill could have an impact on our future operating results.

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Estimated amortization expense for the remaining life of the intangible assets, based on intangible assets as of June 30, 2008, is as follows (in thousands):

Year
2008	$4,126
2009	7,439
2010	5,812
2011	4,534
2012	4,406
2013	2,707
Thereafter	8,145

Total	$37,169

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
1998 Plan
The 1998 Equity Incentive Plan expired in June 2008 except as to options still outstanding under the Plan.
General Stock Award Information
As of June 30, 2008, there were 1,746,469 shares available for future awards under our 2007 Plan. The number of shares available has been reduced by three shares for every two shares of restricted stock awards granted under the Plans.
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
A summary of the changes in outstanding options is as follows:

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

				Weighted
	Shares		Options	Average
	Available	Options	Price	Price
	for Grant	Outstanding	Per Share	Per Share
Balance, December 31, 2006	1,540,200	3,557,783	$2.59 - $57.36	$18.68
Granted	(573,376)	573,376	45.07 - 56.61	54.17
Restricted stock effect on shares available for grant	(251,426)	N/A	N/A	N/A
Exercised		(1,219,519)	2.59 - 45.24	11.08
Canceled/expired	133,330	(133,330)	4.56 - 56.61	38.01
Additional Shares Reserved	2,000,000	N/A	N/A	N/A

Balance, December 31, 2007	2,848,728	2,778,310	$2.59 - $57.36	$28.41
Granted	(676,000)	676,000	30.68 - 32.33	31.90
Restricted stock effect on shares available for grant	(502,536)	N/A	N/A	N/A
Exercised		(274,919)	4.56 - 35.11	16.15
Canceled/expired	76,277	(76,277)	25.23 - 56.61	45.30

Balance, June 30, 2008	1,746,469	3,103,114	$2.59 - $57.36	$29.84

The total pretax intrinsic value of options exercised during the three months ended June 30, 2008, was $2.9 million.
The following table summarizes significant ranges of outstanding and exercisable options under our 1998 Plan and 2007 Plan as of June 30, 2008:

	Options Outstanding				Options Exercisable
		Weighted	Weighted	Aggregate		Weighted	Aggregate
	Number	Average	Average	Intrinsic	Number	Average	Intrinsic
Exercise Price	Outstanding	Life Remaining	Price	Value	Exercisable	Price	Value
$ 2.59 - $ 3.88	19,187	2.5 years	$2.74	$687,567	19,187	$2.74	$687,568
4.56 - 7.55	179,048	3.1 years	5.64	5,897,574	179,048	5.64	5,897,574
9.13 - 13.92	391,443	4.3 years	11.68	10,530,451	327,165	11.83	8,751,236
16.72 - 22.98	399,553	5.3 years	22.39	6,469,480	375,445	22.60	5,999,856
23.01 - 30.69	682,200	6.8 years	28.17	7,103,033	451,295	28.23	4,672,029
31.84 - 57.36	1,431,683	9.0 years	41.07	4,982,305	299,286	45.23	556,855

$ 2.59 - $ 57.36	3,103,114	7.1 years	$29.84	$35,670,410	1,651,426	$24.04	$26,565,118

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $38.58 as of June 30, 2008, which would have been received by the option holders had those option holders exercised their options as of that date.
A summary of the changes in restricted stock under our 1998 Plan and 2007 Plan as of June 30, 2008, is as follows:

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		Weighted
	Restricted	Average
	Stock	Intrinsic Value
Non-Vested Balance, December 31, 2006	89,500	$39.96
Granted	198,889	53.75
Vested	(23,713)	39.19
Forfeited	(31,272)	48.54

Non-Vested Balance, December 31, 2007	233,404	$50.64
Granted	343,300	30.70
Vested	(54,270)	49.71
Forfeited	(8,276)	49.70

Non-Vested Balance, June 30, 2008	514,158	$38.21

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
Employee Stock Purchase Plan
We also sponsor an employee stock purchase plan (“ESPP”) under which 1,200,000 shares have been reserved for purchase by employees. The purchase price of the shares under the ESPP is the lesser of 85% of the fair market value on the first or last day of the offering period. Offering periods are currently every six months ending on June 30 and December 31. Employees may designate up to ten percent of their compensation for the purchase of shares under the ESPP. Total shares purchased by employees under the ESPP were 51,423 shares for the six months ended June 30, 2008, and 76,436 shares and 71,183 shares in the years ended December 31, 2007 and 2006, respectively. There were 428,994 shares still reserved under the ESPP as of June 30, 2008.
Stock Repurchase Activity
In June 2007 our Board of Directors authorized a new stock buyback program to repurchase up to an aggregate of $200 million of our common stock. This buyback program superseded the prior buyback program.
During the six months ended June 30, 2008, 4,239,312 shares were repurchased under the 2007 Repurchase Program, including 3,876,612 shares repurchased pursuant to the accelerated share repurchase program. None of the repurchased shares have been retired.
The Accelerated Share Repurchase (ASR) agreement was entered into with Goldman Sachs (GS) on February 7, 2008 and called for GS to repurchase $127 million of Digital River, Inc. stock between February 7, 2008 and June 20, 2008. Based on the agreement, Digital River received a final share count based on a discount of the Volume Weighted Average Price of Digital River stock from February 21, 2008, through the end of the contract. On June 20, 2008, GS had concluded the ASR program with a final share delivery of 327,767 shares. The aggregate number of shares repurchased pursuant to the ASR program was 3,876,612 shares at an average price of $32.76 per share. The ASR agreement terminated upon completion of the ASR program on June 20, 2008 in accordance with its terms. With the conclusion of the ASR program, we have completed the 2007 Repurchase Program.
Rule 10b5-1 Trading Plans
Our Chief Executive Officer, Joel A. Ronning, has entered into a trading plan pursuant to Rule 10b5-1(c)(1) of the Securities Exchange Act of 1934, as amended. A trading plan is a written document that pre-establishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock including the exercise and sale of employee stock options and shares acquired pursuant to the

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Company’s employee stock purchase plan and upon vesting of restricted stock. This trading plan terminated in accordance with its terms on August 1, 2008.
Expense Information under SFAS 123(R)
On January 1, 2006, we adopted SFAS 123(R) which requires measurement and recognition of compensation expense for all stock-based payments made to employees and directors including stock options, restricted stock grants and employee stock purchases made through our ESPP based on estimated fair values. The following table summarizes stock-based compensation expense, net of tax, related to employee stock options and employee stock purchases recognized under SFAS 123(R) (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Costs and expenses
Direct cost of services	$247	$226	$439	$420
Network and infrastructure	31	61	63	133
Sales and marketing	1,283	1,350	2,385	2,618
Product research and development	336	465	598	1,018
General and administrative	1,610	1,547	3,053	2,936

Stock-based compensation included in costs and expenses	3,507	3,649	6,538	7,125
Tax benefit	(701)	(993)	(1,370)	(2,040)

Stock-based compensation expense, net of tax	$2,806	$2,656	$5,168	$5,085

Valuation Information under SFAS 123(R)
The weighted-average fair value of stock options granted during the six months ended June 30, 2008 and 2007 were $11.10 and $23.06 per share, respectively, using the Black-Scholes option pricing model with the following weighted average assumptions:

	Six Months Ended
	June 30,
	2008	2007
Risk-free interest rate	2.0%	4.5%
Expected life (years)	3.4	3.5
Volatility factor	0.46	0.51
Expected dividends	—	—
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
As stock-based compensation expense recognized in the Condensed Consolidated Statement of Income for the three and six months ended June 30, 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.
At June 30, 2008, there was approximately $33.1 million of total unrecognized stock-based compensation expense, adjusted for estimated forfeitures, related to unvested share-based awards. Unrecognized stock-based compensation expense is expected to be recognized over the next 4.2 years on a weighted average basis and will be adjusted for any future changes in estimated forfeitures.

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. INCOME TAXES
For the three months ended June 30, 2008 and 2007, our tax expense was $3.7 million and $6.5 million, respectively. For the three months ended June 30, 2008, our tax expense consisted of approximately $1.4 million of U.S. tax expense and $2.3 million of foreign tax expense. Tax expense for the three months ended June 30, 2008, was comparatively lower than in prior periods due to a $1.2 million discrete tax benefit that occurred during the quarter as the Company effectively settled certain tax positions with taxing authorities. Tax expense was increased by $0.2 million during the quarter due to items identified during examinations by taxing authorities. For the three months ended June 30, 2008 and 2007, the tax rate was 21.7% and 31.0%, respectively.
For the six months ended June 30, 2008 and 2007, our tax expense was $11.5 million and $15.8 million, respectively. For the six months ended June 30, 2008, our tax expense consisted of approximately $7.8 million of U.S. tax expense and $3.7 million of foreign tax expense.
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
As of June 30, 2008, we had $4.6 million of unrecognized tax benefits. All of these unrecognized tax benefits would affect our effective tax rate if recognized. During the second quarter, the Company effectively settled certain tax positions with taxing authorities and as a result gross unrecognized tax benefits decreased by $2.0 million. Gross unrecognized tax benefits increased by $0.2 million for additional items identified under examinations by taxing authorities. As of June 30, 2008, we had approximately $330,000 of accrued interest related to uncertain tax positions.
Due to the potential resolution of examinations currently being performed by taxing authorities, and the expiration of various statutes of limitation, it is reasonably possible that the balance of our gross unrecognized tax benefits may change within the next twelve months by a range of zero to $1.5 million.
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

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
January 1, 2009, and we may redeem the Notes at any time on or after January 1, 2009. Through December 31, 2007, we classified the Notes as long-term debt. However, in light of the right of holders to require us to redeem the Notes on January 1, 2009, we have reclassified the Notes as short-term debt.
In the second quarter of 2008 and 2007, we incurred interest expense of $0.6 million and $0.6 million, respectively, on the Notes and made no interest payments. Interest expense on the Notes was $1.2 million for each of the six months ended June 30, 2008 and June 30, 2007.
7. FAIR VALUE MEASUREMENTS
Effective January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, (FAS 157) for financial instruments. FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and requires enhanced disclosures about fair value measurements. FAS 157 does not require any new fair value measurements; rather it specifies valuation methods and disclosures to be applied when fair value measurements are required under existing or future accounting pronouncements.
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

Level 1 —	Observable inputs such as quoted prices in active markets;

Level 2 —	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3 —	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumption.
As of June 30, 2008, we held certain assets that are required to be measured at fair value on a recurring basis. These included cash equivalents and short and long-term investments.
As of June 30, 2008, Digital River held $116.2 million of investments in auction-rate securities (ARS), the vast majority of which are AAA/Aaa-rated and collateralized by student loans guaranteed 100 percent by the U.S. government. All the securities are 105-115% collateralized guaranteed by the Department of Education.
Digital River has classified $7.1 million at par of ARS as short-term investments. In early July, South Carolina refinanced 100% of its auction rate securities using other investment mechanisms. South Carolina’s actions allowed Digital River to liquidate 100% or $7.0 million of its South Carolina auction rate securities at full par value. As the result, we have classified the South Carolina auction rate securities as short term. In addition, Digital River had another $0.1 million partial call liquidate at par value.
The remaining $109.1 million ARS were moved to long term investments. All of these securities continue to fail due to illiquid market conditions. There are no certain market conditions that indicate that other states will follow South Carolina’s actions in the near term. It is likely, that there will be further liquidation of securities at par within the next 12 months, however we have no definitive means to determine which securities and the timing.
In aggregate the ARS portfolio is yielding 2.89%. We continue to believe that we will be able to liquidate at par over time. Accordingly, we treated the fair value discount as a temporary condition. We anticipate we have sufficient cash flow from operations to execute our business strategy and fund our operational needs. We believe that capital markets are also available if we need to finance other investing alternatives. If we have to liquidate our ARS we do not believe we would be a distressed seller.
We did determine a market value discount of $0.4 million existed as of June 30, 2008 and recorded a temporary fair value reduction to “Other Comprehensive income” on the balance sheet. We believe the securities will continue to yield the coupon rates. We did apply a 6% discount for two years assuming the market will become liquid after two

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
years. Our model assumes that we will hold the ARS to maturity. We believe the risk is low that we will liquidate at less than par value, due to the recent market activities.
The table below presents our assets measured at fair value on a recurring basis as of June 30, 2008:

	Fair Value Measurements
	As of June 30, 2008
	Total	Level 1	Level 2	Level 3
Cash equivalents	$276,927	$276,927	$—	$—
Short-term investments	201,297	194,197	—	7,100
Long-term investments	109,108	—	—	109,108

Total assets measured at fair value	$587,332	$471,124	$—	$116,208

Based on market conditions, we have classified auction rate securities as Level 3 within FAS 157’s hierarchy since our initial adoption of FAS 157 at January 1, 2008. As of June 30, 2008, the difference between fair value and par value of these securities was immaterial to our financial statements.
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
Overview
We provide end-to-end global e-commerce solutions to a wide variety of companies in software, consumer electronics, computer and video games, and other markets. We were incorporated in 1994 and began building and operating online stores for our clients in 1996. We offer our clients a broad range of services that enable them to quickly and cost effectively establish an online sales channel capability and to subsequently manage and grow online sales on a global basis. Our offerings help our clients mitigate risk and grow their online revenues. Our services include design, development and hosting of online stores and shopping carts, store merchandising and optimization, order management, denied parties screening, export controls and management, tax compliance and management, fraud management, digital product delivery via download, physical product fulfillment, subscription management, multi-lingual customer service, online marketing including e-mail marketing, management of paid search programs, website optimization, web analytics and reporting, and CD production and delivery.
Our products and services allow our clients to focus on promoting and marketing their brands while leveraging our investments in technology and infrastructure to facilitate the purchase of products through their online websites. When shoppers visit one of our clients’ websites and purchase goods, they are transferred to an e-commerce store and /or shopping cart operated by us on our e-commerce platform. Once on our system, shoppers can typically browse for products and make purchases online. We typically are the seller of record for transactions through our stores. After a purchase is made, we either deliver the product digitally via download over the Internet or transmit instructions to a third party for physical fulfillment of the order. We also process the buyer’s payment as the merchant of record, including collection and remittance of applicable taxes, and can provide customer service in multiple languages to handle order-related questions. We believe we are an example of an emerging trend known as “Software as a Service” (SaaS). We have invested substantial resources to develop our e-commerce software platforms and we provide access and use of our platforms to our clients as a service as opposed to selling the software to be operated on their own in-house computer hardware.
In addition to the services we provide that facilitate the completion of an online transaction, we also offer services designed to increase traffic to our clients’ websites and the associated online stores and to improve the sales productivity of those stores. Our services include paid search advertising, search engine optimization, affiliate marketing, store optimization, multi-variant testing, and e-mail optimization. All of our services are designed to help our clients acquire customers more effectively, sell to those customers more often and more efficiently, and increase the lifetime value of each customer. Through our acquisition of NetGiro, we offer clients payment processing services.
Our clients include many of the largest software, consumer electronics, and computer and video game companies and major retailers of these products, including Autodesk, Inc., Canon Europa N.V., Computer Associates, Electronic Arts, Inc., Lexmark, Inc., Microsoft Corporation, Nuance Communications Inc, SanDisk Corporation, Smith Micro Software, Inc., Symantec Corporation, and Trend Micro, Inc.
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
We evaluate the criteria outlined in Emerging Issues Task Force, (“EITF”) Issues No. 99-19, “Reporting Revenue Gross as a Principal “versus” Net as an Agent”, in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as net revenue. We act as the seller and merchant of record on most of the transactions processed and have contractual relationships with our clients, which obligate us to pay to the client a specified percentage of each sale. We derive our revenue primarily from transaction fees based on a percentage of the product sale price and fees from services rendered associated with the e-commerce and other services provided to our clients and end customers. Our revenue is recorded as net as generally our clients are subject to inventory risks and control customers’ product choices. Clients do not have the right to take possession of the software applications used in the delivery of services.
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

Goodwill, Intangibles and Other Long-Lived Assets. We depreciate property, plant and equipment; amortize certain intangibles and certain other long-lived assets with definite lives over their useful lives. Useful lives are based on our estimates of the period of time over which the assets will generate revenue or benefit our business. We review assets with definite lives for impairment whenever events or changes in circumstances indicate that the value we are carrying on our financial statements for an asset may not be recoverable. Our evaluation considers non-financial data such as changes in the operating environment and business strategy, competitive information, market trends and operating performance. If there are indications that impairment may be necessary, we use an undiscounted cash flow analysis to determine the impairment amount, if any. Assets with indefinite lives are reviewed for impairment annually in the fourth quarter (or more frequently if there are indications that an impairment may be necessary) utilizing the two-step approach prescribed in Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” There have been no material impairments of goodwill and other intangible assets for the three and six months ended June 30, 2008 and 2007.
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
Results of Operations
The following table sets forth certain items from our condensed consolidated statements of income as a percentage of total revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue	100.0%	100.0%	100.0%	100.0%

Cost of Revenue (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	4.5	3.1	4.3	2.9
Network and infrastructure	10.6	9.4	10.2	8.7
Sales and marketing	39.9	41.9	39.1	39.4
Product research and development	13.3	10.5	12.7	10.0
General and administrative	11.0	12.2	10.4	11.6
Depreciation and amortization	4.0	4.2	3.9	3.6
Amortization of acquisition-related costs	2.2	2.1	2.2	2.6

Total costs and expenses	85.5	83.4	82.8	78.8

Income from operations	14.5	16.6	17.2	21.2
Interest Income	4.3	10.5	5.3	9.5
Other expense, net	(1.7)	(0.3)	(1.2)	(0.7)

Income before income tax expense	17.1	26.8	21.3	30.0
Income tax expense	3.7	8.3	5.7	9.3

Net income	13.4%	18.5%	15.6%	20.7%

We acquired NetGiro Systems AB (NetGiro) on September 1, 2007, and DigitalSwift Corporation (DigitalSwift) and CustomCD, Inc. (CustomCD) in January 2008. The results of these acquisitions must be factored into any comparison of our 2008 results to the results for 2007. See Note 3 of our Consolidated Financial Statements in this Form 10-Q for pro forma financial information as if these entities had been acquired on January 1, 2007.
REVENUE. Our revenue increased to $98.4 million for the three months ended June 30, 2008, from $78.2 million for the same period in the prior year, an increase of $20.2 million, or 25.8%. For the six months ended June 30, 2008, revenue totaled $202.0 million, an increase of $32.1 million, or 18.9%, from revenue of $169.9 million in the same period of the prior year. The revenue increases were primarily attributable to increased traffic, increase in average order value offset by a reduction in close ratio, growth in the number of online game and consumer electronic clients we served, increased sales from international sites, expanded strategic marketing activities with a larger number of clients, and acquisitions. NetGiro, DigitalSwift and CustomCD accounted for $6.6 million of total revenue for the three months ended June 30, 2008. For the six months ended June 30, 2008, total revenue for NetGiro, DigitalSwift and CustomCD equaled $12.9 million. Sales of security software products for PCs represent the largest contributor to our revenues.
International e-commerce sales were approximately 44.1% and 43.6% of total sales in the three month period ended June 30, 2008 and 2007, respectively, and approximately 43.6% and 43.0% of total sales for the six month period ended June 30, 2008 and 2007, respectively. That growth is attributable to a larger number of international stores being operated for our clients.

DIRECT COST OF SERVICES. Our direct cost of services primarily include costs related to personnel, product fulfillment, physical on demand, our proprietary back-up CD production and client-specific costs. Direct cost of service expense was $4.5 million for the three months ended June 30, 2008, up from $2.4 million for the same period in the prior year. For the six months ended June 30, 2008, direct cost of service expense was $8.6 million, up from $5.0 million for the same period of the prior year. The increase was primarily due to $1.4 million and $2.7 million of increased CD supply and personnel related costs associated with higher gross sales for the three and six months period ended June 30, 2008, from our January 2008 DigitalSwift and CustomCD acquisitions. The remaining increases were attributable to higher CD supply costs, additional personnel and website optimization consulting costs to support our largest clients and handle increased sales volume. As a percentage of revenue, direct cost of services was 4.5% and 4.3% for the three and six months ended June 30, 2008, compared to 3.1% and 2.9% in the same periods of the prior year.
We currently believe that direct cost of services will increase in absolute dollars in 2008 compared to 2007 as a result of our acquisitions and as we continue to expand our worldwide CD fulfillment capacity to meet anticipated shipment volumes, particularly in the consumer electronics market that we serve.
NETWORK AND INFRASTRUCTURE. Our network and infrastructure expenses primarily include personnel related expenses and costs to operate and maintain our technology platforms, customer service, data communication and data center operations. Network and infrastructure expenses were $10.4 million and $7.3 million for the three months ended June 30, 2008 and 2007, respectively. The increase for the three months ended June 30, 2008, compared to the same period in the prior year were mainly due to $1.4 million in personnel related expense and approximately $1.2 million in data communication and software licenses expenses. For the six months ended June 30, 2008, network and infrastructure expenses were $20.6 million, up from $14.8 million for the same period of the prior year. The year over year cost increase for the six months ended June 30, 2008 supported revenue growth and was comprised of approximately $1.7 million in personnel related expenses, $1.4 million in additional software license amortization expense and $1.8 million of network and infrastructure costs related to our recent NetGiro acquisition. As a percentage of revenue, network and infrastructure increased to 10.6% and 10.2% for the three and six months ended June 30, 2008, compared to 9.4% and 8.7% in the same periods of the prior year.
We currently believe that network and infrastructure expenses will increase in absolute dollars in 2008 compared to 2007 due to the impact of acquisitions and as we continue to expand our global data center and customer service capacity.
SALES AND MARKETING. Our sales and marketing expenses mainly include credit card transaction and other payment processing fees, personnel and related costs, advertising, promotional and product marketing expenses, credit card chargeback’s and bad debt expense. Sales and marketing expenses increased to $39.2 million for the three months ended June 30, 2008 from $32.8 million for the same period in the prior year. The increase for the three months ended June 30, 2008, compared to the same period in the prior year were mainly due to approximately $3.2 million in personnel related expense, $1.1 million in marketing and advertising expenses, and $2.3 million in payment processing fees. Sales and marketing expense increased to $79.0 million for the six months ended June 30, 2008 from $67.0 million for the same period in the prior year. The increase for the six months ended 2008 compared to 2007 was primarily due to a $4.7 million increase in credit card and other payment processing fees directly related to incremental gross revenue and the addition of new international payment methods, an additional $4.1 million in personnel, consulting and related costs to support our global growth initiatives in strategic and product marketing and $2.0 million in sales and marketing expenses incurred by our recent acquisition NetGiro. As a percentage of revenue, sales and marketing expense was 39.9% and 39.1% in the three and six months ended June 30, 2008, compared to 41.9% and 39.4% for the same periods in the prior year.
We currently believe sales and marketing expenses will increase in absolute dollars in 2008 compared to 2007, to support the expansion of our client relationships through increased investments in subscriptions, international payment processing and strategic marketing services. We also plan to invest in key vertical markets, in particular consumer electronics and games.
PRODUCT RESEARCH AND DEVELOPMENT. Our product research and development expenses include the costs of personnel and related expenses associated with developing, maintaining and enhancing our technology platforms and related systems. Product research and development expense increased to $13.1 million and $25.7 million, respectively, for the three and six months ended June 30, 2008 from $8.2 million and $16.9 million for the same periods in the prior year. The increase for the three months ended June 30, 2008, compared to the same period in the prior year were mainly due to personnel related expense of $3.3 million and consulting fees of $1.0 million. The increase for the six months ended June 30, 2008 compared to the same period in 2007 was primarily due to strategic investments in our

e-commerce infrastructure. These investments primarily impacted software development and quality assurance and comprised $1.3 million of professional consulting fees, $3.9 million in personnel related expenses, $2.2 million of product research and development expenses incurred by our recent acquisition NetGiro and $0.9 million related to our Digital Swift and CustomCD acquisitions. These investments supported on-going initiatives in our e-commerce infrastructure to advance global system scalability, our e-marketing capabilities and client reporting. We expect these investments to drive long-term operational efficiencies across the organization and provide further competitive differentiation. We capitalized approximately $0.2 million related to software development during the three and six months ended June 30, 2008, and did not capitalize any significant costs related to software development during the same periods in 2007. As a percentage of revenue, product research and development expense was 13.3% and 12.7% in the three and six months ended June 30, 2008, compared to 10.5% and 10.0% for the same periods in the prior year.
We currently believe that product research and development expenses will increase in absolute dollars in 2008 compared to 2007, as a result of our completed 2007 NetGiro acquisition and continued investments in product development required to remain competitive.
GENERAL AND ADMINISTRATIVE. Our general and administrative expenses primarily include the costs of executive, accounting and administrative personnel and related expenses, professional fees for legal, tax and audit services, bank fees and insurance. General and administrative expenses increased to $10.8 million and $21.1 million, respectively, for the three and six months ended June 30, 2008, from $9.5 million and $19.7 million for the same periods in the prior year. The increase for the three months ended June 30, 2008, compared to the same period in the prior year were mainly due to $1.1 million in personnel related costs. For the six months ended June 30, 2008, compared to the same period in the prior year the increase resulted from approximately $1.6 million higher personnel costs to support infrastructure investments and continued growth and $0.9 million of general and administrative costs incurred by our recent acquisition NetGiro. These increases were partially offset by $1.1 million lower legal expenses for the six month period ended June 30, 2008, compared to the prior year which included professional legal fees related to our internal review of historical stock option practices. As a percentage of revenue, general and administrative expenses was 11.0% and 10.4% for the three and six months ended June 30, 2008, compared to 12.2% and 11.6% for the same periods of the prior year.
We currently believe that general and administrative expenses will increase in absolute dollars in 2008 compared to 2007, as we continue to invest in our infrastructure to support our continued organic growth and expenses related to new acquisitions.
DEPRECIATION AND AMORTIZATION. Our depreciation and amortization expenses include the depreciation of computer equipment and office furniture and the amortization of purchased and internally developed software, leasehold improvements made to our leased facilities and debt financing costs. Computer equipment, software and furniture are depreciated under the straight-line method using three to seven year lives and leasehold improvements are amortized over the shorter of the life of the asset or the remaining length of the lease. Depreciation and amortization expense was $4.0 million and $7.8 million for the three and six months ended June 30, 2008, respectively, compared to $3.3 million and $6.1 million for the same periods in the prior year. The increase was primarily due to depreciation and amortization on new data center equipment, third party software licenses and facilities.
We currently believe that depreciation and amortization expense will increase in absolute dollars in 2008 compared to 2007 as we continue to expand our worldwide customer support capacity and expand the number of operating global data centers.
AMORTIZATION OF ACQUISITION-RELATED INTANGIBLES. Our “amortization of acquisition-related intangibles” line item consists of amortization of intangible assets recorded from eight of our acquisitions during the past four years. Amortization of acquisition-related intangible assets was $2.2 million and $4.3 million, respectively, for the three and six months ended June 30, 2008, compared to $1.6 million and $4.4 million for the same periods in the prior year. The increase was due to additional amortization from recent acquisitions. We have purchased, and expect to continue purchasing assets or businesses which may include the purchase of intangible assets.
INTEREST INCOME. Our interest income represents the total of interest income on our cash, cash equivalents, long-term investments and short-term investments. Interest income was $4.3 million and $10.5 million, respectively, for the three and six months ended June 30, 2008, compared to $8.3 million and $16.1 million for the same periods in the prior year. The decrease in interest income was primarily due to the use of $138 million in cash for our share repurchase program during the first quarter of 2008. Interest income also declined due to lower yields on our portfolio during 2008.

OTHER EXPENSE, NET. Our “other expense, net” line includes the total of interest expense on our debt and foreign currency transaction gains and losses and disposals of asset gains and losses. Interest expense was unchanged at $0.6 million and $1.2 million, respectively, for the three and six months ended June 30, 2008 and 2007. Foreign currency re-measurement was $0.0 and a $0.1 million loss for the three and six months ended June 30, 2008, respectively, compared to a gain of $0.4 million and $0.1 million for the same periods in the prior year. The loss on disposals of assets was $1.0 million for the three and six month period ending June 30, 2008, and included one-time charges of approximately $0.5 million each for a settlement of patent litigation and a write-down of intangible assets related to our 2007 Bitpass asset acquisition. Disposals of assets were immaterial in the same periods of 2007. Gains and losses from the sale of investments were immaterial for the three and six months ended June 30, 2008 and 2007.
INCOME TAXES. For the three months ended June 30, 2008 and 2007, our tax expense was $3.7 million and $6.5 million, respectively. For the three months ended June 30, 2008, our tax expense consisted of approximately $1.4 million of U.S. tax expense and $2.3 million of foreign tax expense. Tax expense for the three months ended June 30, 2008, was comparatively lower than in prior periods due to a $1.2 million discrete tax benefit that occurred during the quarter as the Company effectively settled certain tax positions with taxing authorities. Tax expense was increased by $0.2 million during the quarter due to items identified during examinations by taxing authorities. For the three months ended June 30, 2008 and 2007, the tax rate was 21.7% and 31.0%, respectively.
For the six months ended June 30, 2008 and 2007, our tax expense was $11.5 million and $15.8 million, respectively. For the six months ended June 30, 2008, our tax expense consisted of approximately $7.8 million of U.S. tax expense and $3.7 million of foreign tax expense.
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
As of June 30, 2008, we had $4.6 million of unrecognized tax benefits. All of these unrecognized tax benefits would affect our effective tax rate if recognized. During the second quarter, the Company effectively settled certain tax positions with taxing authorities and as a result gross unrecognized tax benefits decreased by $2.0 million. Gross unrecognized tax benefits increased by $0.2 million for additional items identified under examinations by taxing authorities. As of June 30, 2008, we had approximately $330,000 of accrued interest related to uncertain tax positions.
Due to the potential resolution of examinations currently being performed by taxing authorities, and the expiration of various statutes of limitation, it is reasonably possible that the balance of our gross unrecognized tax benefits may change within the next twelve months by a range of zero to $1.5 million.
Off Balance Sheet Arrangements
None

Liquidity and Capital Resources
As of June 30, 2008, we had $276.9 million of cash and cash equivalents, and $201.3 million of short-term investments. Our primary source of internal liquidity is our operating activities. Net cash provided by operations during the first half of 2008 and 2007 was primarily the result of net income adjusted for non-cash expenses and balance sheet changes.
Net cash used for investing activities for the six months ended June 30, 2008, was $21.9 million and was the result of net sales of investments of $5.0 million, cash paid for acquisitions net of cash received of $17.4 million, and purchases of capital equipment of $9.5 million. Net cash used for investing activities for the six months ended June 30, 2007 was $50.8 million and was the result of net purchases of investments of $35.7 million, cash paid for acquisitions net of cash received of $8.5 million, and purchases of capital equipment of $6.6 million.
Net cash used for financing activities during the six months ended June 30, 2008, was $131.4 million. Proceeds of $5.9 million were provided by the sale of stock through the exercise of stock options and the employee stock purchase plan, cash used in the repurchase of restricted stock to satisfy tax withholding obligation was $0.4, and proceeds of $1.0 million were provided by the excess tax benefit from stock-based compensation. In February 2008, we repurchased $137.9 million of common stock, which reduced our net cash provided by financing activities. Net cash provided by financing activities during the six months ended June 30, 2007, was $18.6 million. Proceeds of $8.9 million were provided by the sale of stock through the exercise of stock options and the employee stock purchase plan, and proceeds of $10.0 million were provided by the excess tax benefit from stock-based compensation.
At June 30, 2008, we held approximately $109.1 million and $7.1 million of municipal debt classified as non-current and current assets, respectively, with an auction reset feature (“auction rate securities”) whose underlying assets are generally student loans which are FFELP (Federal Family Education Loan Program) over-collateralized, guaranteed and backed by the Department of Education.
As of August 1, 2008, auctions failed for all auction rate securities, except for the $7.1 million classified as current that was liquidated in July 2008. A failed auction will occur if there is more selling than buying in a given auction. All of our auction rate securities, including those subject to the failure, are currently rated AAA, the highest rating, by a rating agency. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments.
The investment principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, or final payments come due according to the contractual maturities of the debt issues. We intend to hold our auction-rate securities until we can recover the full principal amount through one of the means described above, and have the ability to do so based on our other sources of liquidity.
We currently believe the market liquidity for these securities will recover and are not, other than temporarily, impaired, primarily due to the government guarantee of the underlying securities; however, there is no guarantee that it will not take until the final maturity of the underlying notes (up to 30 years) to realize our investments’ recorded value. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.
We completed our review of “Fair Value Measurements” FAS 157 for the quarter ended June 30, 2008. Fair Market Value determination was based on level 3 of the fair value hierarchy of FAS 157. We did determine a market value discount of $0.4 million existed as of June 30, 2008, and recorded it as a temporary fair value reduction to “Other Comprehensive income” on the balance sheet. We don’t believe that we will liquidate any auction rate security at below par. We believe the securities will continue to yield the coupon rates. See Note 7 for further information.
Our principal commitments consist of interest and principal on our convertible senior notes and long-term obligations outstanding under operating leases. Although we have no material commitments for capital expenditures, we anticipate continued capital expenditures consistent with our anticipated growth in operations, infrastructure and personnel. We expect that our operating expenses will continue to grow as our overall business grows and that operating expenses will be a material use of our cash resources.
The following table summarizes our principal contractual commitments as of June 30, 2008:

	Payment due by period (in thousands)
	Total Amount	Jul-Dec			2013 and
Contractual Obligations	Committed	2008	2009-2010	2011-2012	Thereafter

Operating Lease Obligations	$16,768	$2,571	$6,181	$1,975	$6,041
Convertible Senior Notes	$234,000	$1,219	$4,875	$4,875	$223,031
Total	$250,768	$3,790	$11,056	$6,850	$229,072
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
With respect to our 1.25% convertible senior notes due January 1, 2024 (the “Notes”), we are required to pay interest on the Notes on January 1 and July 1 of each year so long as the Notes are outstanding. On July 1, 2008, we paid $1.2 million in interest for the period January 1 through June 30, 2008. The Notes bear interest at a rate of 1.25% and, if specified conditions are met, are convertible into our common stock at a conversion price of $44.063 per share. The Notes may be surrendered for conversion under certain circumstances, including the satisfaction of a market price condition, such that the price of our common stock reaches a specified threshold; the satisfaction of a trading price condition, such that the trading price of the Notes falls below a specified level; the redemption of the Notes by us, the occurrence of specified corporate transactions, as defined in the related indenture; and the occurrence of a fundamental change, as defined in the related indenture. The initial conversion price is equivalent to a conversion rate of approximately 22.6948 shares per $1,000 of principal amount of the Notes. We will adjust the conversion price if certain events occur, as specified in the related indenture, such as the issuance of our common stock as a dividend or distribution or the occurrence of a stock subdivision or combination. In addition, contingent interest is required to be paid to holders if certain conditions are met. If a fundamental change, such as a change in our control, as defined in the related indenture, occurs on or before January 1, 2009, we may also be required to purchase the Notes for cash and pay an additional make whole premium payable in our common stock upon the repurchase or conversion of the Notes in connection with the fundamental change.
Holders of the Notes have the right to require us to repurchase their Notes prior to maturity on January 1, 2009, 2014 and 2019. We have the right to redeem the Notes, under certain circumstances, on or after July 1, 2007 and prior to January 1, 2009, and we may redeem the Notes at any time on or after January 1, 2009. Through December 31, 2007, we classified the Notes as long-term debt. However, in light of the right of holders to require us to redeem the Notes on January 1, 2009, on January 1, 2008, we have reclassified the Notes as short-term debt. Based upon market conditions and the likelihood of Note holders to seek repurchase of the Notes later this year, we may consider a refinancing of these Notes to maintain our liquidity position.
On June 25, 2007, the Board of Directors authorized a new share repurchase program of up to $200.0 million of our outstanding shares of common stock (the “2007 Repurchase Program”). This new program supersedes and replaces the $50.0 million share repurchase program adopted in 2005.
During the six months ended June 30, 2008, 4,239,312 shares were repurchased under the 2007 Repurchase Program, including 3,876,612 shares repurchased pursuant to the accelerated share repurchase program conducted by Goldman Sachs & Co. None of the repurchased shares have been retired. With the conclusion of the accelerated share repurchase program, we have completed the 2007 Repurchase Program.

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
Our portfolio of cash equivalents and short-term investments is maintained in a variety of securities, including government agency obligations and money market funds. Investments are classified as available-for-sale securities and carried at their market value with cumulative unrealized gains or losses recorded as a component of “accumulated other comprehensive income/(loss)” within stockholders’ equity. At June 30, 2008, all securities held had maturities or reset dates of less than three years. A sharp rise in interest rates could have an adverse impact on the market value of certain securities in our portfolio. We do not currently hedge our interest rate exposure and do not enter into financial instruments for trading or speculative purposes or utilize derivative financial instruments.
At June 30, 2008, we had short-term debt of $195.0 million associated with our Notes. The market value of our short-term debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.
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
Transaction Exposure
The Company enters into short term foreign currency forward contracts to offset the foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in current earnings in “other expense, net”.
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

Item 4. Controls and Procedures
(a)	We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934) were effective in providing reasonable assurance that material information required to be disclosed by us in this Form 10-Q was recorded, processed, summarized and reported in a timely manner.

(b)	During the quarter ended June 30, 2008, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
NetRatings, Inc. has brought a claim against us regarding US Patents Nos. 5,675,510, 6,115,680, 6,108,637, 6,138,155 and 6,763,386, which are owned by NetRatings. These patents generally relate to web analytic and reporting systems. The case was filed in the U.S. District Court for the District of Minnesota on October 5, 2006. The complaint seeks injunctive relief, declaratory relief, damages and attorney’s fees. We have denied the allegations of infringement and have conducted a vigorous defense. Recently, we have engaged in discussions with NetRatings and, prior to June 30, 2008, reached agreement as to the monetary term for purposes of settlement. The parties are continuing discussions to finalize other terms as well. The parties have informed the Court of their efforts to reach a mutually acceptable agreement and the case is being held in abeyance pending conclusion of the parties’ discussions.
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
Sales of products for one software publisher client, Symantec Corporation, accounted for approximately 23.5% of our revenue during the second quarter of 2008. In addition, revenues derived from proprietary Digital River services sold to Symantec end-users and sales of Symantec products through our oneNetworkDirect™ retail and affiliate channel together accounted for approximately 9.1% of total Digital River revenue. In addition, a limited number of other software and physical goods clients contribute a large portion of our annual revenue. Contracts with our clients are generally one or two years in length. If any one of these key contracts is not renewed or otherwise terminates, or if revenues from these clients decline for any other reason (such as competitive developments), our revenue would decline and our ability to sustain profitability would be impaired. If our contract with Symantec is not renewed or otherwise terminated, or if revenues from Symantec and Symantec-related services decline for any other reason, our revenue and our ability to sustain profitability could be materially adversely impaired. It is important to our ongoing success that we maintain our key client relationships and, at the same time, develop new client relationships.
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
We sell products and services to end-users outside the United States and we intend to continue expanding our international presence. In the second quarter of 2008, our e-commerce sales to international consumers represented approximately 44.1% of our total sales. Expansion into international markets, particularly the European and Asia-Pacific regions, requires significant resources that we may fail to recover by generating additional revenue. Conducting business outside of the United States is subject to risks, including:
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
Currently, we collect sales, use, value added tax (VAT) or other similar transaction taxes with respect to electronic software download and physical delivery of products in tax jurisdictions where we believe we have a taxable presence. The application of transaction taxes to interstate and international sales over the Internet is complex and evolving. We already are required to collect and remit VAT in the European Union, for example. Local, state or international jurisdictions may seek to impose transaction tax collection obligations on companies like ours that engage in e-commerce, and they may seek to impose taxes retroactively on past transactions that we believed were exempt from transaction tax liability. A successful assertion by one or more tax jurisdictions that we should collect or were obligated to collect transaction taxes on the products we sell could result in substantial tax liabilities for past sales, decrease our ability to compete with traditional retailers, and otherwise harm our results of operations.
Currently, U.S. Supreme Court decisions restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the Internet. However, a number of states, as well as the U.S. Congress, have been considering initiatives that could limit or supersede the Supreme Court’s position regarding sales and use taxes on Internet sales. If any of these initiatives were successful, we could be required to collect sales and use taxes in additional states. The imposition by state and local governments of various taxes upon Internet commerce could create administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on all of our online competitors and decrease our future sales.
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
The payment by end-users for the purchase of digital or physical goods that we process is typically made by credit card or similar payment method. As a result, we must rely on banks or payment processors to process transactions, and must pay a fee for this service. From time to time, credit card associations may increase the interchange fees that they charge for each transaction using one of their cards. Any such increased fees will increase our operating costs and reduce our profit margins. We also are required by our processors to comply with credit card association operating rules, and we have agreed to reimburse our processors for any fines they are assessed by credit card associations as a result of processing payments for us. The credit card associations and their member banks set and interpret the credit card rules. Visa, MasterCard, American Express, Discover, or other card associations could adopt new operating rules or re-interpret existing rules that we, or our processors, might find difficult to follow. We have had payment processing agreements with certain of our payment processors terminated due to violations of their rules, and although we have been able to successfully migrate to new processors, such migrations require significant attention from our personnel, and often result in higher fees and customer dissatisfaction. Any disputes or problems associated with our payment processors could impair our ability to give customers the option of using credit cards to fund their payments. If we were unable to accept credit cards, our business would be seriously damaged. We also could be subject to fines or increased fees from MasterCard and Visa if we fail to detect that merchants are engaging in activities that are illegal or activities that are considered “high risk,’’ primarily the sale of certain types of digital content. We may be required to expend significant capital and other resources to monitor these activities.
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
A key element of our business strategy involves expansion through the acquisitions of businesses, assets, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. Between January 1, 1999 and June 30, 2008, we acquired 29 companies. We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships, and the purchase or sale of assets, including tangible and intangible assets such as intellectual property. We have acquired, and intend to continue engaging in strategic acquisitions of businesses, technologies, services and products. Since December 2006, we have acquired three businesses, NetGiro Systems AB, DigitalSwift Corporation and CustomCD, Inc.
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
The market for e-commerce solutions is extremely competitive and we may find ourselves unable to compete effectively. Because there are relatively low barriers to entry in the e-commerce market, we expect continued intense competition as current competitors expand their product offerings and new competitors enter the market. In addition, our clients may become competitors in the future. Increased competition is likely to result in price reductions, reduced margins, longer sales cycles and a decrease or loss of our market share, any of which could negatively impact our revenue and earnings. We face competition from the following sources:
▪	In-house development of e-commerce capabilities using tools or applications from companies, such as Art Technology Group, Inc. and IBM Corporation;

▪	E-Commerce capabilities custom-developed by companies, such as IBM Global Services and Accenture, Inc.;

▪	Other providers of outsourced e-commerce solutions, such as GSI Commerce, Inc. and asknet Inc.;

▪	Companies that provide technologies, services or products that support a portion of the e-commerce process, such as payment processing, including CyberSource Corporation and PayPal Corp.;

▪	Companies that offer various online marketing services, technologies and products, including ValueClick, Inc., aQuantive, Inc. and Omniture, Inc.;

▪	High-traffic, branded websites that generate a substantial portion of their revenue from e-commerce and may offer or provide to others the means to offer their products for sale, such as Amazon.com, Inc.; and

▪	Web hosting, web services and infrastructure companies that offer portions of our solution and are seeking to expand the range of their offering, such as Network Solutions, LLC, Akamai Technologies, Inc., Yahoo!, Inc., eBay, Inc. and Hostopia.com, Inc.
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
Compliance with foreign laws may substantially increase our costs of doing business or otherwise adversely affect our ability to offer our services.
Because our services are accessible worldwide, and we facilitate sales of products to end-users worldwide, international jurisdictions may claim that we are required to comply with their laws. Further, we may enter into agreements governed by the laws of a jurisdiction outside of the United States. Laws regulating Internet companies outside of the United States may be less favorable than those in the United States, giving greater rights to our clients, consumers, content owners and users. Compliance may be more costly or may require us to change our business practices or restrict our service offerings relative to those provided in the United States. Any failure to comply with foreign laws could subject us to penalties ranging from fines to bans on our ability to offer our services as well as private lawsuits.
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
Sales outside the United States accounted for approximately 44.1% of our total sales in the second quarter of 2008. The results of operations of, and certain of our intercompany balances associated with, our internationally focused websites are exposed to foreign exchange rate fluctuations. Upon translation, net sales and other operating results from our international operations may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. If the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions will result in increased net revenues and operating expenses. Similarly, our net revenues and operating expenses will decrease if the U.S. dollar strengthens against foreign currencies. As we have expanded our international operations, our exposure to exchange rate fluctuations has become more pronounced. We may enter into short-term currency forward contracts to offset the foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. The use of such hedging activities may not offset more than a portion of the adverse financial impact resulting from unfavorable movements in foreign exchange rates. See Item 7A of Part II in our Annual Report on Form 10-K for the year ended December 31, 2007, which was filed on February 29, 2008, for information demonstrating the effect on our consolidated statements of income from changes in exchange rates versus the U.S. dollar.
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
In January 2002, we adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets’’ (SFAS No. 142). The statement generally establishes that goodwill and intangible assets with indefinite lives are not amortized, but are to be tested on an annual basis for impairment and, if impaired, are recorded as an impairment charge in income from operations. As of June 30, 2008, we had goodwill with an indefinite life of $280.9 million from our acquisitions. If our goodwill is determined for any reason to be impaired, the subsequent accounting of the impaired portion as an expense would lower our earnings and jeopardize our ability to demonstrate sustained profitability. On January 1, 2006, we adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all stock-based compensation based on estimated fair values. Our operating results for the first quarter of 2008 contain, and our operating results for future periods will contain, a charge for stock-based compensation related to stock options, restricted stock grants and employee stock purchases.
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
At June 30, 2008, we held approximately $109.1 million and $7.1 million of municipal debt classified as non-current and current assets, respectively, with an auction reset feature (“auction rate securities”) whose underlying assets are generally student loans which are FFELP (Federal Family Education Loan Program) over-collateralized, guaranteed and backed by the Department of Education.
As of August 1, 2008, auctions failed for all auction rate securities, except for the $7.1 million classified as current that was liquidated in July 2008. A failed auction will occur if there is more selling than buying in a given auction. All of our auction rate securities, including those subject to the failure, are currently rated AAA, the highest rating, by a rating agency. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments.

The investment principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, or final payments come due according to the contractual maturities of the debt issues. We intend to hold our auction-rate securities until we can recover the full principal amount through one of the means described above, and have the ability to do so based on our other sources of liquidity.
We currently believe the market liquidity for these securities will recover and are not, other than temporarily, impaired, primarily due to the government guarantee of the underlying securities; however, there is no guarantee that it will not take until the final maturity of the underlying notes (up to 30 years) to realize our investments’ recorded value. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On June 27, 2007, the Board of Directors authorized a new share repurchase program of up to $200.0 million of our outstanding shares of common stock (the “2007 Repurchase Program”). This new program superseded and replaced the $50.0 million share repurchase program adopted in 2005. Under the 2007 Repurchase Program, the shares may be repurchased in the open market or in privately negotiated transactions. Repurchases are at our discretion based on ongoing assessments of the capital needs of the business, the market price of our common stock and general market conditions.
During the six months ended June 30, 2008, 4,239,312 shares were repurchased under the 2007 Repurchase Program, including 3,876,612 shares repurchased pursuant to the accelerated share repurchase program. None of the repurchased shares have been retired.
The Accelerated Share Repurchase (ASR) agreement was entered into with Goldman Sachs (GS) on February 7, 2008 and called for GS to repurchase $127 million of Digital River, Inc. stock between February 7, 2008 and June 20, 2008. Based on the agreement, Digital River received a final share count based on a discount of the Volume Weighted Average Price of Digital River stock from February 21, 2008, through the end of the contract. On June 20, 2008, GS had concluded the ASR program with a final share delivery of 327,767 shares. The aggregate number of shares repurchased pursuant to the ASR program was 3,876,612 shares at an average price of $32.76 per share. The ASR agreement terminated upon completion of the ASR program on June 20, 2008, in accordance with its terms. With the conclusion of the accelerated share repurchase program, we have completed the 2007 Repurchase Program.
The following table presents details of our repurchases during the three months ended June 30, 2008:

			Total number of	Approximate dollar value
	Total number	Average	shares purchased	of shares that may yet be
	of shares	price paid	as part of publicly	purchased under the plan
Period	purchased	per share	announced plan	(in millions)
April 1, 2008 - April 30, 2008	—	—	—	$0.0
May 1, 2008 - May 31, 2008				$0.0
June 1, 2008 - June 30, 2008	327,767	$32.76	327,767	$0.0

Total	327,767		327,767

Item 4. Submission of Matters to a Vote of Security Holders.
The Annual Meeting of Shareholders was held on May 29, 2008.
The following proposals were adopted by the margins indicated:
1. Election of one Class I director to hold office until the 2011 annual meeting of stockholders.

	Number of Shares
	For	Withheld
Thomas F. Madison	31,621,406	1,133,490
2.	Adoption of the Digital River 2008 Performance Bonus Plan.

For	31,533,501
Against	1,165,617
Abstain	55,778
3.	Ratification of the selection by the Audit Committee of the Board of Directors of Ernst & Young LLP as Digital River’s independent auditors for its fiscal year ending December 31, 2008.

For	32,475,591
Against	246,417
Abstain	32,888

Item 6. Exhibits
(a) Exhibits

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENTS

3.1 (1)	Amended and Restated Certificate of Incorporation, as amended, as currently in effect.

3.2 (2)	Amended and Restated Bylaws, as currently in effect.

4.1 (3)	Specimen of Common Stock Certificate.

4.2 (1)	Form of Senior Debt Indenture.

4.3 (1)	Form of Subordinated Debt Indenture.

4.4	References are made to Exhibits 3.1 and 3.2.

4.5 (4)	Indenture dated as of June 1, 2004 between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the Note.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as exhibits 3.1 and 3.3 and exhibits 4.5 and 4.6 to our Registration Statement on Form S-3, File No. 333-81626, filed on January 29, 2002, declared effective on February 12, 2002, and incorporated herein by reference.

(2)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001, and incorporated herein by reference.

(3)	Filed as an exhibit to our Registration Statement on Form S-1, File No. 333-56787, declared effective on August 11, 1998, and incorporated herein by reference.

(4)	Filed as exhibit 99.1 to our Current Report on Form 8-K, filed on July 13, 2004 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2008	DIGITAL RIVER, INC.
	By:	/s/ THOMAS M. DONNELLY
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