Form 10-Q
period 2008-09-30
DIGITAL RIVER INC /DE
filed 2008-11-04
CIK 1062530

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM            TO
Commission file number 000-24643
DIGITAL RIVER, INC.
(Exact name of registrant as specified in its charter)

`
DELAWARE (State or other jurisdiction of incorporation or organization)	41-1901640 (I.R.S. Employer Identification Number)
9625 WEST 76TH STREET
EDEN PRAIRIE, MINNESOTA 55344
(Address of principal executive offices)
(952) 253-1234
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The number of shares of common stock outstanding at October 1, 2008 was 37,090,614 shares.

DIGITAL RIVER, INC.
Form 10-Q
Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DIGITAL RIVER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited)
	September 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$345,249	$381,788
Short-term investments	149,907	315,636
Accounts receivable, net of allowance of $3,004 and $2,489	54,699	64,914
Deferred income taxes	2,784	7,899
Prepaid expenses and other	17,438	4,577

Total current assets	570,077	774,814

Property and equipment, net	34,235	31,102
Goodwill	278,732	261,885
Intangible assets, net of accumulated amortization of $64,859 and $59,493	35,454	32,382
Long-term investments	109,008	—
Deferred income taxes	15,606	15,606
Other assets	6,631	11,955

TOTAL ASSETS	$1,049,743	$1,127,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Convertible senior notes	$195,000	$—
Accounts payable	181,033	180,386
Accrued payroll	17,345	12,704
Deferred revenue	12,289	10,384
Accrued acquisition costs	4,500	399
Other accrued liabilities	31,491	41,229

Total current liabilities	441,658	245,102

NON-CURRENT LIABILITIES:
Convertible senior notes	—	195,000
Other liabilities	11,377	11,362

Total non-current liabilities	11,377	206,362

TOTAL LIABILITIES	453,035	451,464

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $.01 par value; 120,000,000 shares authorized; 43,294,562 and 42,502,019 shares issued	433	425
Treasury stock at cost; 6,203,948 and 1,952,884 shares	(215,952)	(77,707)
Additional paid-in capital	617,087	597,128
Retained earnings	172,637	125,501
Accumulated other comprehensive income	22,503	30,933

Total stockholders’ equity	596,708	676,280

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,049,743	$1,127,744

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data; unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue	$96,301	$82,539	$298,309	$252,397
Costs and expenses:
Direct cost of services	3,913	3,009	12,557	7,998
Network and infrastructure	10,552	7,983	31,136	22,812
Sales and marketing	35,419	32,945	114,396	99,927
Product research and development	12,993	10,170	38,737	27,057
General and administrative	9,861	9,055	30,939	28,711
Depreciation and amortization	4,047	3,120	11,838	9,269
Amortization of acquisition-related intangibles	2,001	1,611	6,347	5,964

Total costs and expenses	78,786	67,893	245,950	201,738

Income from operations	17,515	14,646	52,359	50,659
Interest income	4,513	7,831	15,057	23,977
Other expense, net	(1,387)	(303)	(3,789)	(1,449)

Income before income tax expense	20,641	22,174	63,627	73,187
Income tax expense	5,007	6,875	16,491	22,689

Net income	$15,634	$15,299	$47,136	$50,498

Net income per share — basic	$0.43	$0.38	$1.27	$1.25

Net income per share — diluted	$0.39	$0.35	$1.15	$1.12

Shares used in per-share calculation — basic	36,495	40,078	37,186	40,555

Shares used in per-share calculation — diluted	41,620	45,386	42,203	46,099

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Nine Months Ended
	September 30,
	2008	2007
OPERATING ACTIVITIES:
Net income	$47,136	$50,498
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of acquisition-related intangibles	6,347	5,964
Change in accounts receivable allowance, net of acquisitions	632	628
Depreciation and amortization	11,838	9,269
Stock-based compensation expense related to stock-based compensation plans	10,161	10,536
Excess tax benefits from stock-based compensation	(1,685)	(11,297)
Deferred and other income taxes	6,927	17,337
Change in operating assets and liabilities
Accounts receivable	10,204	(8,373)
Prepaid and other assets	(7,819)	(1,652)
Accounts payable	1,310	810
Deferred revenue	1,789	1,782
Income tax payable	(10,289)	3,314
Other accrued liabilities	39	5,912

Net cash provided by operating activities	76,590	84,728

INVESTING ACTIVITIES:
Purchases of investments	(460,549)	(228,342)
Sales of investments	516,108	197,645
Cash paid for acquisitions, net of cash received	(22,221)	(30,573)
Purchases of equipment and capitalized software	(15,169)	(9,752)

Net cash provided by/(used for) investing activities	18,169	(71,022)

FINANCING ACTIVITIES:
Exercise of stock options	6,841	11,244
Sales of common stock under employee stock purchase plan	1,446	1,244
Repurchase of common stock	(137,858)	(62,968)
Repurchase of restricted stock to satisfy tax withholding obligation	(387)	(382)
Excess tax benefits from stock-based compensation	1,685	11,297

Net cash used for financing activities	(128,273)	(39,565)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(3,025)	6,716

NET DECREASE IN CASH AND CASH EQUIVALENTS	(36,539)	(19,143)
CASH AND CASH EQUIVALENTS, beginning of period	381,788	390,243

CASH AND CASH EQUIVALENTS, end of period	$345,249	$371,100

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest on convertible senior notes	$2,438	$2,438

Cash paid for income taxes	$17,039	$1,819

Noncash investing and financing activities:
Common stock issued in acquisitions and earn-outs	$—	$986

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which in our opinion are necessary to fairly state our consolidated financial position, results of operations and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2008, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2008. The December 31, 2007, balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States.
Summary of Significant Accounting Policies
A detailed description of our significant accounting policies can be found in our most recent Annual Report filed on Form 10-K for the fiscal year ended December 31, 2007.
Research and Development and Software Development
Research and development expenses consist primarily of development personnel and non-employee contractor costs related to the development of new products and services, enhancement of existing products and services, quality assurance, and testing. Costs to develop software for internal use are required to be capitalized and amortized over the estimated useful life of the software in accordance with AICPA Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” We capitalized $1.6 million related to software development during the nine months ended September 30, 2008, inclusive of small amounts outside of Product Research and Development as recorded in our Condensed Consolidated Statement of Income. We did not capitalize any significant costs related to software development during the nine months ended September 30, 2007.
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

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Comprehensive Income
The components of our comprehensive income include net income and adjustments to stockholders’ equity for the foreign currency translation adjustments which was a $7.3 million loss for the nine months ended September 30, 2008, and net unrealized gain (loss) on available-for-sale securities which was a $1.2 million loss for the nine months ended September 30, 2008.
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
The following table summarizes the computation of basic and diluted net income per share (in thousands, except per share amounts):

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Earnings per share — basic
Net income — basic	$15,634	$15,299	$47,136	$50,498
Weighted average shares outstanding — basic	36,495	40,078	37,186	40,555

Earnings per share — basic	$0.43	$0.38	$1.27	$1.25

Earnings per share — diluted
Net income — basic	$15,634	$15,299	$47,136	$50,498
Exclude: Interest expense and amortized financing cost of convertible senior notes, net of tax benefit	435	434	1,304	1,304

Net income — diluted	$16,069	$15,733	$48,440	$51,802

Weighted average shares outstanding — basic	36,495	40,078	37,186	40,555
Dilutive impact of non-vested stock and options outstanding	700	883	592	1,119
Dilutive impact of convertible senior notes	4,425	4,425	4,425	4,425

Weighted average shares outstanding — diluted	41,620	45,386	42,203	46,099

Net income per share — diluted	$0.39	$0.35	$1.15	$1.12

In accordance with the Emerging Issues Task Force (EITF), Issue No. 04-8, the unissued shares underlying contingent convertible notes are treated as if such shares were issued and outstanding for the purposes of calculating GAAP diluted earnings per share beginning with the issuance of our 1.25% convertible senior notes on June 1, 2004.
3. BUSINESS COMBINATIONS, GOODWILL AND INTANGIBLE ASSETS
Acquisitions completed in 2008
On September 1, 2008, we acquired all of the capital stock of Think Subscription, Inc. (Think Subscription), a privately-held company based in Provo, Utah, for approximately $5.1 million in cash. Think Subscription provides subscription management and fulfillment software to content publishers, online service providers, media vendors and other subscription-based businesses. The agreement also provides Think Subscription shareholders with an earn-out opportunity based on Think Subscription achieving certain revenue and earnings targets during the first three years subsequent to the acquisition. Any future earn-out will result in additional goodwill. The allocation of the purchase price of Think Subscription will be finalized upon completion of the analysis of the fair market value of Think Subscription’s assets. The result of the allocation of the purchase price between amortizable costs and goodwill could have an impact on our future operating results.
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
Future Earn-outs
As of September 30, 2008, there was an estimated potential for future earn-outs of $4.2 million in accrued acquisition liabilities. Any of the estimated maximum potential future earn-out beyond the $4.2 million accrual will result in additional goodwill.
Pro Forma Operating Results (Unaudited)
The consolidated financial statements include the operating results of each business from the date of acquisition. The following unaudited pro forma condensed results of operations for the three and nine months ended September 30, 2008 and 2007 have been prepared as if each of the acquisitions in 2008 and 2007 had occurred on January 1, 2007 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue	$96,687	$86,580	$299,780	$265,548
Income from operations	17,101	14,081	51,516	48,226
Net income	15,220	14,735	46,296	48,068

Basic net income per share	$0.42	$0.37	$1.24	$1.19
Diluted net income per	$0.38	$0.33	$1.13	$1.07
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
We complete our annual impairment test using a two-step approach based in the fourth quarter of each fiscal year, and reassess any intangible assets, including goodwill, recorded in connection with earlier acquisitions. There was no material impairment of goodwill or other intangible assets in the three and nine months ended September 30, 2008 and 2007.
Information regarding our other intangible assets is as follows (in thousands):

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	As of September 30, 2008
	Carrying Amount	Accumulated	Carrying Amount
	Gross	Amortization	Net
Customer relationships	$63,375	$37,067	$26,308
Non-compete agreements	5,441	5,319	122
Technology/tradename	31,497	22,473	9,024

Total	$100,313	$64,859	$35,454

	As of December 31, 2007
	Carrying Amount	Accumulated	Carrying Amount
	Gross	Amortization	Net
Customer relationships	$57,327	$33,761	$23,566
Non-compete agreements	5,351	5,328	23
Technology/tradename	29,197	20,404	8,793

Total	$91,875	$59,493	$32,382

Amortization expense for the three months ended September 30, 2008 and 2007 was $2.0 million and $1.6 million, respectively and $6.3 million and $6.0 million for the nine months ended September 30, 2008 and 2007 respectively. The result of the allocation of the purchase price between amortizable costs and goodwill could have an impact on our future operating results. Estimated amortization expense for the remaining life of the intangible assets, based on intangible assets as of September 30, 2008, is as follows (in thousands):

Year

2008	$2,118
2009	7,660
2010	6,132
2011	4,856
2012	4,587
2013	2,689
Thereafter	7,412

Total	$35,454

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
General Stock Award Information
As of September 30, 2008, there were 1,698,054 shares available for future awards under our 2007 Plan. The number of shares available has been reduced by three shares for every two shares of restricted stock awards granted under the Plans.

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
A summary of the changes in outstanding options is as follows:

				Weighted
	Shares		Options	Average
	Available	Options	Price	Price
	for Grant	Outstanding	Per Share	Per Share
Balance, December 31, 2006	1,540,200	3,557,783	$2.59 - $57.36	$18.68
Granted	(573,376)	573,376	45.07 - 56.61	54.17
Restricted stock effect on shares available for grant	(251,426)	N/A	N/A	N/A
Exercised		(1,219,519)	2.59 - 45.24	11.08
Canceled/expired	133,330	(133,330)	4.56 - 56.61	38.01
Additional Shares Reserved	2,000,000	N/A	N/A	N/A

Balance, December 31, 2007	2,848,728	2,778,310	$2.59 - $57.36	$28.41
Granted	(707,000)	707,000	30.68 - 41.44	32.26
Restricted stock effect on shares available for grant	(527,334)	N/A	N/A	N/A
Exercised		(389,564)	4.56 - 38.17	17.56
Canceled/expired	83,660	(83,660)	9.13 - 56.61	44.47

Balance, September 30, 2008	1,698,054	3,012,086	$2.59 - $57.36	$30.27

The total pretax intrinsic value of options exercised during the nine months ended September 30, 2008, was $7.7 million.
The following table summarizes significant ranges of outstanding and exercisable options under our 1998 Plan and 2007 Plan as of September 30, 2008:

	Options Outstanding				Options Exercisable
		Weighted	Weighted	Aggregate		Weighted	Aggregate
	Number	Average	Average	Intrinsic	Number	Average	Intrinsic
Exercise Price	Outstanding	Life Remaining	Price	Value	Exercisable	Price	Value
$2.59 - $3.88	19,187	2.3 years	$2.74	$568,992	19,187	$2.74	$568,992
4.56 - 7.55	170,323	2.8 years	5.67	4,553,188	170,323	5.67	4,553,188
9.55 - 13.92	357,665	4.1 years	11.69	7,405,772	301,421	11.84	6,196,526
16.72 - 22.98	388,746	5.1 years	22.39	3,892,456	367,317	22.58	3,607,451
23.01 - 30.69	625,603	6.5 years	28.23	2,608,876	426,065	28.31	1,741,775
31.84 - 57.36	1,450,562	8.7 years	41.09	286,536	385,012	44.57	28,927

$2.59 - $57.36	3,012,086	6.9 years	$30.27	$19,315,820	1,669,325	$25.22	$16,696,859

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $32.40 as of September 30, 2008, which would have been received by the option holders had those option holders exercised their options as of that date.
A summary of the changes in restricted stock under our 1998 Plan and 2007 Plan as of September 30, 2008, is as follows:

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		Weighted
	Restricted	Average
	Stock	Intrinsic Value
Non-Vested Balance, December 31, 2006	89,500	$39.96
Granted	198,889	53.75
Vested	(23,713)	39.19
Forfeited	(31,272)	48.54

Non-Vested Balance, December 31, 2007	233,404	$50.64
Granted	362,300	32.24
Vested	(54,885)	49.66
Forfeited	(10,744)	46.62

Non-Vested Balance, September 30, 2008	530,075	$38.24

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
Employee Stock Purchase Plan
We also sponsor an employee stock purchase plan (“ESPP”) under which 1,200,000 shares have been reserved for purchase by employees. The purchase price of the shares under the ESPP is the lesser of 85% of the fair market value on the first or last day of the offering period. Offering periods are currently every six months ending on June 30 and December 31. Employees may designate up to ten percent of their compensation for the purchase of shares under the ESPP. Total shares purchased by employees under the ESPP were 51,423 shares for the nine months ended September 30, 2008, and 76,436 shares and 71,183 shares in the years ended December 31, 2007 and 2006, respectively. There were 428,994 shares still reserved under the ESPP as of September 30, 2008.
Stock Repurchase Activity
In June 2007 our Board of Directors authorized a new stock buyback program to repurchase up to an aggregate of $200 million of our common stock. This buyback program superseded the prior buyback program.
During the nine months ended September 30, 2008, 4,239,312 shares were repurchased under the 2007 Repurchase Program, including 3,876,612 shares repurchased pursuant to the accelerated share repurchase program. None of the repurchased shares have been retired.
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

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
stock-based compensation expense, net of tax, related to employee stock options and employee stock purchases recognized under SFAS 123(R) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Costs and expenses
Direct cost of services	$220	$223	$659	$643
Network and infrastructure	60	58	123	191
Sales and marketing	1,403	1,230	3,788	3,848
Product research and development	371	391	969	1,409
General and administrative	1,569	1,509	4,622	4,445

Stock-based compensation included in costs and expenses	3,623	3,411	10,161	10,536
Tax benefit	(712)	(913)	(2,082)	(2,953)

Stock-based compensation expense, net of tax	$2,911	$2,498	$8,079	$7,583

Valuation Information under SFAS 123(R)
The weighted-average fair value of stock options granted during the nine months ended September 30, 2008 and 2007 were $11.19 and $22.51 per share, respectively, using the Black-Scholes option pricing model with the following weighted average assumptions:

	Nine Months Ended
	September 30,
	2008	2007
Risk-free interest rate	2.0%	4.5%
Expected life (years)	3.4	3.5
Volatility factor	0.45	0.51
Expected dividends	—	—
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
As stock-based compensation expense recognized in the Condensed Consolidated Statement of Income for the three months ended September 30, 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.
At September 30, 2008, there was approximately $30.6 million of total unrecognized stock-based compensation expense, adjusted for estimated forfeitures, related to unvested share-based awards. Unrecognized stock-based compensation expense is expected to be recognized over the next 3.9 years on a weighted average basis and will be adjusted for any future changes in estimated forfeitures.
5. INCOME TAXES
For the three months ended September 30, 2008 and 2007, our tax expense was $5.0 million and $6.9 million, respectively. For the three months ended September 30, 2008, our tax expense consisted of approximately $2.0 million of U.S. tax expense and $3.0 million of foreign tax expense. Tax expense for the three months ended September 30, 2008, was comparatively lower than in prior periods as the Company lowered its estimated annual effective tax rate

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
from 29.0% to 27.5%. It was also lower due to return-to-provision adjustments made during the quarter. For the three months ended September 30, 2008 and 2007, the tax rate was 24.3% and 31.0%, respectively.
For the nine months ended September 30, 2008 and 2007, our tax expense was $16.5 million and $22.7 million, respectively. For the nine months ended September 30, 2008, our tax expense consisted of approximately $9.8 million of U.S. tax expense and $6.7 million of foreign tax expense.
In prior years, there was uncertainty of future realization of the deferred tax assets resulting from acquired U.S. tax loss carryforwards due to anticipated limitations, including limitations under Section 382 of the Internal Revenue Code. Therefore a valuation allowance was recorded against the tax effect of such tax loss carryforwards. We evaluated these deferred tax assets and concluded it is more likely than not that we will realize $11.6 million of these deferred tax assets. This is based on conclusions of an IRC Section 382 analysis completed during 2007 as well as our expected future taxable income. The release of the valuation allowance was recorded in the second quarter of 2007 and was reflected as a reduction to goodwill. A valuation allowance remains on approximately $2.3 million of deferred tax assets related to acquired operating losses and other tax attributes as we believe it is more likely than not that these deferred tax assets will not be realized. This valuation allowance is due to anticipated limitations on acquired losses.
As of September 30, 2008, we had $5.8 million of unrecognized tax benefits. All of these unrecognized tax benefits would affect our effective tax rate if recognized. During the third quarter, the Company effectively settled certain tax positions with taxing authorities and as a result gross unrecognized tax benefits decreased by $0.2 million. Gross unrecognized tax benefits increased by $1.4 million for other items identified during the quarter. As of September 30, 2008, we had approximately $0.4 million of accrued interest related to uncertain tax positions.
Due to the potential resolution of examinations currently being performed by taxing authorities, and the expiration of various statutes of limitation, it is reasonably possible that the balance of our gross unrecognized tax benefits may change within the next twelve months by a range of zero to $1.4 million.
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
In the third quarter of 2008 and 2007, we incurred interest expense of $0.6 million and $0.6 million, respectively, on the Notes and made $1.2 million interest payments in each of the third quarters of 2008 and 2007. Interest expense on the Notes was $1.8 million for each of the nine months ended September 30, 2008 and September 30, 2007.

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
As of September 30, 2008, we held certain assets that are required to be measured at fair value on a recurring basis. These included cash equivalents and short and long-term investments.
As of September 30, 2008, Digital River held $109.5 million of investments at par value in auction-rate securities (ARS), the vast majority of which are AAA/Aaa-rated and collateralized by student loans guaranteed 100 percent by the U.S. government. All the securities are 105-115% collateralized guaranteed by the Department of Education.
All of these securities continue to fail due to illiquid market conditions. It is likely, that there will be further liquidation of securities at par within the next 12 months, however we have no definitive means to determine which securities and the timing.
In aggregate the ARS portfolio is yielding 3.30%. We continue to believe that we will be able to liquidate at par over time. Accordingly, we treated the fair value discount as a temporary condition. We anticipate we have sufficient cash flow from operations to execute our business strategy and fund our operational needs. We believe that capital markets are also available if we need to finance other investing alternatives. If we have to liquidate our ARS we do not believe we would be a distressed seller.
We did determine a market value discount of $0.4 million existed as of September 30, 2008 and recorded a temporary fair value reduction to “Other Comprehensive income” on the balance sheet in the third quarter 2008. We believe the securities will continue to yield the coupon rates. We did apply a 6% discount for two years assuming the market will become liquid after two years. Our model assumes that we will hold the ARS to maturity.
The table below presents our assets measured at fair value on a recurring basis as of September 30, 2008:

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	FAIR VALUE MEASUREMENTS
	AS OF SEPTEMBER 30, 2008
	Total	Level 1	Level 2	Level 3
Cash equivalents	$345,249	$345,249	$—	$—
Short-term investments	149,907	149,807	—	100
Long-term investments	109,008	—	—	109,008

Total assets measured at fair value	$604,164	$495,056	$—	$109,108

Based on market conditions, we have classified auction rate securities as Level 3 within FAS 157’s hierarchy since our initial adoption of FAS 157 at January 1, 2008. As of September 30, 2008, the difference between fair value and par value of these securities was immaterial to our financial statements.
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
Our products and services allow our clients to focus on promoting and marketing their brands while leveraging our investments in technology and infrastructure to facilitate the purchase of products through their online websites. When shoppers visit one of our clients’ websites and purchase goods, they are transferred to an e-commerce store and /or shopping cart operated by us on our e-commerce platforms. Once on our system, shoppers can typically browse for products and make purchases online. We typically are the seller of record for transactions through our stores. After a purchase is made, we either deliver the product digitally via download over the Internet or transmit instructions to a third party for physical fulfillment of the order. We also process the buyer’s payment as the merchant of record, including collection and remittance of applicable taxes, and can provide customer service in multiple languages to handle order-related questions. We believe we are an example of an emerging trend known as “Software as a Service” (SaaS). We have invested substantial resources to develop our e-commerce software platforms and we provide access and use of our platforms to our clients as a service as opposed to selling the software to be operated on their own in-house computer hardware.
In addition to the services we provide that facilitate the completion of an online transaction, we also offer services designed to increase traffic to our clients’ websites and the associated online stores and to improve the sales productivity of those stores. Our services include paid search advertising, search engine optimization, affiliate marketing, store optimization, multi-variant testing, web analytic services and e-mail optimization. All of our services are designed to help our clients acquire customers more effectively, sell to those customers more often and more efficiently, and increase the lifetime value of each customer. Through our acquisition of NetGiro, we offer clients payment processing services.
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
We evaluate the criteria outlined in Emerging Issues Task Force, (“EITF”) Issues No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”, in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as net revenue. We act as the seller and merchant of record on most of the transactions processed and have contractual relationships with our clients, which obligate us to pay to the client a specified percentage of each sale. We derive our revenue primarily from transaction fees based on a percentage of the product sale price and fees from services rendered associated with the e-commerce and other services provided to our clients and end customers. Our revenue is recorded as net of amounts remitted to our client, as generally our clients are subject to inventory risks and control customers’ product choices. Clients do not have the right to take possession of the software applications used in the delivery of services.
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
In June 2006, the EITF reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” (“EIFT 06-3”). EITF 06-3 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The Company presents these taxes on a net basis which is consistent with our revenue presentation.
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
Goodwill, Intangibles and Other Long-Lived Assets. We depreciate property, plant and equipment; amortize certain intangibles and certain other long-lived assets with definite lives over their useful lives. Useful lives are based on our estimates of the period of time over which the assets will generate revenue or benefit our business. We review assets with definite lives for impairment whenever events or changes in circumstances indicate that the value we are carrying on our financial statements for an asset may not be recoverable. Our evaluation considers non-financial data such as changes in the operating environment and business strategy, competitive information, market trends and operating performance. If there are indications that impairment may be necessary, we use an undiscounted cash flow analysis to determine the impairment amount, if any. Assets with indefinite lives are reviewed for impairment annually in the fourth quarter (or more frequently if there are indications that an impairment may be necessary) utilizing the two-step approach prescribed in Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” There have been no material impairments of goodwill and other intangible assets for the three and nine months ended September 30, 2008 and 2007.
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
Results of Operations
The following table sets forth certain items from our condensed consolidated statements of income as a percentage of total revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue	100.0%	100.0%	100.0%	100.0%

Cost of Revenue (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	4.0	3.6	4.2	3.2
Network and infrastructure	11.0	9.7	10.4	9.0
Sales and marketing	36.8	39.9	38.3	39.6
Product research and development	13.5	12.3	13.0	10.7
General and administrative	10.2	11.0	10.4	11.4
Depreciation and amortization	4.2	3.8	4.0	3.7
Amortization of acquisition-related intangibles	2.1	2.0	2.1	2.3

Total costs and expenses	81.8	82.3	82.4	79.9

Income from operations	18.2	17.7	17.6	20.1
Interest Income	4.7	9.5	5.0	9.5
Other expense, net	(1.5)	(0.4)	(1.3)	(0.6)

Income before income tax expense	21.4	26.8	21.3	29.0
Income tax expense	5.2	8.3	5.5	9.0

Net income	16.2%	18.5%	15.8%	20.0%

We acquired NetGiro Systems AB (NetGiro) on September 1, 2007, DigitalSwift Corporation (DigitalSwift) and CustomCD, Inc. (CustomCD) in January 2008 and Think Subscription, Inc on September 1, 2008. The results of these acquisitions must be factored into any comparison of our 2008 results to the results for 2007. See Note 3 of our Consolidated Financial Statements in this Form 10-Q for pro forma financial information as if these entities had been acquired on January 1, 2008.
REVENUE. Our revenue increased to $96.3 million for the three months ended September 30, 2008, from $82.5 million for the same period in the prior year, an increase of $13.8 million, or 16.7%. For the nine months ended September 30, 2008, revenue totaled $298.3 million, an increase of $45.9 million, or 18.2%, from revenue of $252.4 million in the same period of the prior year. The revenue increases were primarily attributable to increased traffic, increase in average order value offset by a reduction in close ratio, growth in the number of online game and consumer electronic clients we served, increased sales from international sites, expanded strategic marketing activities with a larger number of clients, and acquisitions. NetGiro, DigitalSwift, CustomCD and Think Subscription accounted for $6.1 million of total revenue for the three months ended September 30, 2008. For the nine months ended September 30, 2008, total revenue for NetGiro, DigitalSwift, CustomCD and Think Subscription equaled $17.9 million. Sales of security software products for PCs represent the largest contributor to our revenues.
International e-commerce sales were unchanged at 43% of total sales in the three month period ended September 30, 2008 and 2007, and for the nine month period ended September 30, 2008 and 2007.
DIRECT COST OF SERVICES. Our direct cost of services primarily include costs related to personnel, product fulfillment, physical on demand, our proprietary back-up CD production and client-specific costs. Direct cost of service expense was $3.9 million for the three months ended September 30, 2008, up from $3.0 million for the same period in the prior year. For the nine months ended September 30, 2008, direct cost of service expense was $12.6 million, up from $8.0 million for the same period of the prior year. The increases for the three and nine month periods ended September 30, 2008, were primarily due to increased CD supply and personnel costs incurred by our January 2008 DigitalSwift and CustomCD acquisitions which also drove higher gross revenue. The remaining increases were attributable to additional personnel and website optimization consulting costs to support our largest clients and handle increased sales volume. As a percentage of revenue, direct cost of services was 4.1% and 4.2% for the three and nine months ended September 30, 2008, compared to 3.6% and 3.2% in the same periods of the prior year.
We currently believe that direct cost of services will increase in absolute dollars in 2008 compared to 2007 as a result of our acquisitions and as we continue to expand our worldwide CD fulfillment capacity to meet anticipated shipment volumes, particularly in the consumer electronics market that we serve.
NETWORK AND INFRASTRUCTURE. Our network and infrastructure expenses primarily include personnel related expenses and costs to operate and maintain our technology platforms, customer service, data communication and data center operations. Network and infrastructure expenses were $10.6 million and $8.0 million for the three months ended September 30, 2008 and 2007, respectively. The increase for the three months ended September 30, 2008, compared to the same period in the prior year was mainly due to $1.5 million in personnel related expense and approximately $0.9 million in data communication and software licenses expenses.
For the nine months ended September 30, 2008, network and infrastructure expenses were $31.1 million, up from $22.8 million for the same period of the prior year. The year over year cost increase for the nine months ended September 30, 2008 supported revenue growth and was comprised of approximately $2.7 million in personnel and consulting related expenses, $2.7 million in additional software license amortization expense and data communication expenses and $2.5 million of network and infrastructure costs related to our September 2007 NetGiro acquisition. As a percentage of revenue, network and infrastructure increased to 11.0% and 10.4% for the three and nine months ended September 30, 2008, compared to 9.7% and 9.0% in the same periods of the prior year.
We currently believe network and infrastructure expenses will increase in absolute dollars in 2008 compared to 2007 due to the impact of acquisitions and as we continue to expand our global data center and customer service capacity.
SALES AND MARKETING. Our sales and marketing expenses mainly include credit card transaction and other payment processing fees, personnel and related costs, advertising, promotional and product marketing expenses, credit card chargeback’s and bad debt expense. Sales and marketing expenses increased to $35.4 million for the three months ended September 30, 2008 from $32.9 million for the same period in the prior year. The increase for the three months ended September 30, 2008, compared to the same period in the prior year was mainly due to approximately $1.9 million in personnel and consulting related expenses, $1.1 million in marketing and advertising expenses and $1.1 million in sales and marketing personnel and payment processing costs incurred by our September 2007 NetGiro acquisition.
Sales and marketing expense increased to $114.4 million for the nine months ended September 30, 2008 from $99.9 million in the same period of 2007. The increase for the nine months ended 2008 compared to 2007 was primarily due to an additional $6.0 million in personnel and consulting related costs to support our global growth initiatives in strategic and product marketing, a $4.9 million increase in credit card and other payment processing fees directly related to incremental gross revenue and the addition of new international payment methods, and $3.1 million in sales and marketing expenses incurred by our recent acquisition, NetGiro. As a percentage of revenue, sales and marketing expenses decreased to 36.8% and 38.3% in the three and nine months ended September 30, 2008, compared to 39.9% and 39.6% for the same periods in the prior year.
We currently believe sales and marketing expenses will increase in absolute dollars in 2008 compared to 2007, to support the expansion of our client relationships through increased investments in subscriptions, international payment processing and strategic marketing services. We also plan to continue to invest in key vertical markets, in particular consumer electronics and games.
PRODUCT RESEARCH AND DEVELOPMENT. Our product research and development expenses include the costs of personnel and related expenses associated with developing, maintaining and enhancing our technology platforms and related systems. Product research and development expense was $13.0 million and $38.7 million, respectively, for the three and nine months ended September 30, 2008 from $10.2 million and $27.1 million for the same periods in the prior year. The increase for the nine months ended September 30, 2008, compared to the same period in the prior year primarily related to software development and quality assurance personnel and consultant related costs to support strategic investments in our e-commerce infrastructure. These increases included $1.3 million and $4.4 million of research and development costs incurred by our recent acquisitions NetGiro, Custom CD, Digital Swift and Think Subscription, Inc. for the three and nine month periods ended September 30, 2008, respectively as compared to the same periods in 2007.
Our research and development investments supported on-going initiatives in our e-commerce infrastructure to advance global system scalability, our e-marketing capabilities and client reporting. We expect these investments to drive long-term operational efficiencies across the organization and provide further competitive differentiation. We capitalized approximately $1.2 million and $1.4 million of software development labor costs during the three and nine months ended September 30, 2008, respectively. This capitalization was primarily related to design efforts on our new enterprise resource planning system. We did not capitalize any significant costs related to software development during the same periods in 2007. As a percentage of revenue, product research and development expense was 13.5% and 13.0% in the three and nine months ended September 30, 2008, compared to 12.3% and 10.7% for the same periods in the prior year.
We currently believe that product research and development expenses will increase in absolute dollars in 2008 compared to 2007, as a result of our completed acquisitions and continued investments in product development required to remain competitive.
GENERAL AND ADMINISTRATIVE. Our general and administrative expenses primarily include the costs of executive, accounting and administrative personnel and related expenses, professional fees for legal, tax and audit services, bank fees and insurance. General and administrative expenses increased to $9.9 million and $30.9 million, respectively, for the three and nine months ended September 30, 2008, from $9.1 million and $28.7 million for the same periods in the prior year. The increase for the three months ended September 30, 2008, compared to the same period in 2007 was mainly due to $0.8 million in additional personnel and consulting related costs.
For the nine months ended September 30, 2008, compared to the same period in 2007 the increase resulted from approximately $1.8 million higher personnel and consulting related costs to support infrastructure investments and continued growth and $1.0 million additional general and administrative costs incurred by our NetGiro acquisition. These increases were partially offset by $0.7 million lower legal expenses for the nine month period ended September 30, 2008, compared to the prior year which included professional legal fees related to our internal review of historical stock option practices. As a percentage of revenue, general and administrative expenses declined to 10.2% and 10.4% for the three and nine months ended September 30, 2008, compared to 11.0% and 11.4% for the same periods of the prior year.
We currently believe that general and administrative expenses will increase in absolute dollars in 2008 compared to 2007, as we continue to invest in our infrastructure to support our continued organic growth and expenses related to acquisitions.
DEPRECIATION AND AMORTIZATION. Our depreciation and amortization expenses include the depreciation of computer equipment and office furniture and the amortization of purchased and internally developed software, leasehold improvements made to our leased facilities and debt financing costs. Computer equipment, software and furniture are depreciated under the straight-line method using three to seven year lives and leasehold improvements are amortized over the shorter of the life of the asset or the remaining length of the lease. Depreciation and amortization expense was $4.0 million and $11.8 million for the three and nine months ended September 30, 2008, respectively, compared to $3.1 million and $9.3 million for the same periods in the prior year. The increase was primarily due to depreciation and amortization on new data center equipment, third party software licenses and facilities.
We currently believe depreciation and amortization expense will increase in absolute dollars in 2008 compared to 2007 as we continue to expand our worldwide customer support capacity and expand the number of operating global data centers.
AMORTIZATION OF ACQUISITION-RELATED INTANGIBLES. Our “amortization of acquisition-related intangibles” line item consists of amortization of intangible assets recorded from nine of our acquisitions during the past four years. Amortization of acquisition-related intangible assets was $2.0 million and $6.3 million, respectively, for the three and nine months ended September 30, 2008, compared to $1.6 million and $6.0 million for the same periods in the prior year. The increase was due to additional amortization from recent acquisitions. We have purchased, and expect to continue purchasing assets or businesses which may include the purchase of intangible assets.
INTEREST INCOME. Our interest income represents the total of interest income on our cash, cash equivalents, long-term investments and short-term investments. Interest income was $4.5 million and $15.1 million, respectively, for the three and nine months ended September 30, 2008, compared to $7.8 million and $24.0 million for the same periods in the prior year. The decrease in interest income was primarily due to the use of $138 million in cash for our share repurchase program during the first quarter of 2008. Interest income also declined due to lower yields on our portfolio during 2008.
OTHER EXPENSE, NET. Our “other expense, net” line includes the total of interest expense on our debt and foreign currency transaction gains and losses and disposals of asset gains and losses. Interest expense was unchanged at $0.6 million and $1.8 million, respectively, for the three and nine months ended September 30, 2008 and 2007. Foreign currency re-measurement was a loss of $0.8 and a $0.9 million for the three and nine months ended September 30, 2008, respectively, compared to a gain of $0.3 million and $0.4 million for the same periods in the prior year. The loss on disposals of assets was $0.0 and $1.0 million for the three and nine month period ending September 30, 2008, respectively. Disposals of assets were immaterial in the same periods of 2007. Gains and losses from the sale of investments were immaterial for the three and nine months ended September 30, 2008 and 2007.
INCOME TAXES. For the three months ended September 30, 2008 and 2007, our tax expense was $5.0 million and $6.9 million, respectively. For the three months ended September 30, 2008, our tax expense consisted of approximately $2.0 million of U.S. tax expense and $3.0 million of foreign tax expense. Tax expense for the three months ended September 30, 2008, was comparatively lower than in prior periods as the Company lowered its estimated annual effective tax rate from 29.0% to 27.5%. It was also lower due to return-to-provision adjustments made during the quarter. For the three months ended September 30, 2008 and 2007, the tax rate was 24.3% and 31.0%, respectively. For the nine months ended September 30, 2008 and 2007, our tax expense was $16.5 million and $22.7 million, respectively. For the nine months ended September 30, 2008, our tax expense consisted of approximately $9.8 million of U.S. tax expense and $6.7 million of foreign tax expense.
In prior years, there was uncertainty of future realization of the deferred tax assets resulting from acquired U.S. tax loss carryforwards due to anticipated limitations, including limitations under Section 382 of the Internal Revenue Code. Therefore a valuation allowance was recorded against the tax effect of such tax loss carryforwards. We evaluated these deferred tax assets and concluded it is more likely than not that we will realize $11.6 million of these deferred tax assets. This is based on conclusions of an IRC Section 382 analysis completed during 2007 as well as our expected future taxable income. The release of the valuation allowance was recorded in the second quarter of 2007 and was reflected as a reduction to goodwill. A valuation allowance remains on approximately $2.3 million of deferred tax assets related to acquired operating losses and other tax attributes as we believe it is more likely than not that these deferred tax assets will not be realized. This valuation allowance is due to anticipated limitations on acquired losses.
As of September 30, 2008, we had $5.8 million of unrecognized tax benefits. All of these unrecognized tax benefits would affect our effective tax rate if recognized. During the third quarter, the Company effectively settled certain tax positions with taxing authorities and as a result gross unrecognized tax benefits decreased by $0.2 million. Gross unrecognized tax benefits increased by $1.4 million for other items identified during the quarter. As of September 30, 2008, we had approximately $0.4 million of accrued interest related to uncertain tax positions.
Due to the potential resolution of examinations currently being performed by taxing authorities, and the expiration of various statutes of limitation, it is reasonably possible that the balance of our gross unrecognized tax benefits may change within the next twelve months by a range of zero to $1.4 million.
Off Balance Sheet Arrangements
None

Liquidity and Capital Resources
As of September 30, 2008, we had $345.2 million of cash and cash equivalents, and $149.9 million of short-term investments. Our primary source of internal liquidity is our operating activities. Net cash provided by operations during the first nine months of 2008 and 2007 was primarily the result of net income adjusted for non-cash expenses and balance sheet changes.
Net cash provided by investing activities for the nine months ended September 30, 2008, was $18.2 million and was the result of net sales of investments of $55.6 million, cash paid for acquisitions net of cash received of $22.2 million, and purchases of capital equipment of $15.2 million. Net cash used for investing activities for the nine months ended September 30, 2007 was $71.0 million and was the result of net purchases of investments of $30.7 million, cash paid for acquisitions net of cash received of $30.6 million, and purchases of capital equipment of $9.7 million.
Net cash used for financing activities during the nine months ended September 30, 2008, was $128.3 million. Proceeds of $8.3 million were provided by the sale of stock through the exercise of stock options and the employee stock purchase plan, cash used in the repurchase of restricted stock to satisfy tax withholding obligation was $0.4 million, and proceeds of $1.7 million were provided by the excess tax benefit from stock-based compensation. In 2008, we repurchased $137.9 million of common stock, which reduced our net cash provided by financing activities. Net cash used for financing activities during the nine months ended September 30, 2007, was $39.6 million. Proceeds of $12.5 million were provided by the sale of stock through the exercise of stock options and the employee stock purchase plan, and proceeds of $11.3 million were provided by the excess tax benefit from stock-based compensation. In July 2007, we repurchased $63.0 million of common stock, which reduced our net cash provided by financing activities.
At September 30, 2008, we held approximately $109.5 million of municipal debt at par value with an auction reset feature (“auction rate securities”) whose underlying assets are generally student loans which are FFELP (Federal Family Education Loan Program) over-collateralized, guaranteed and backed by the Department of Education.
As of November 1, 2008, there have been no successful auctions for auction rate securities. All of our auction rate securities, including those subject to the failure, are currently rated AAA, the highest rating, by a rating agency. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments.
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
We currently believe the market liquidity for these securities will recover and they are not, other than temporarily, impaired, primarily due to the government guarantee of the underlying securities; however, there is no guarantee that it will not take until the final maturity of the underlying notes (up to 30 years) to realize our investments’ recorded value. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.
We completed our review of “Fair Value Measurements” FAS 157 for the quarter ended September 30, 2008. Fair Market Value determination was based on level 3 of the fair value hierarchy of FAS 157. We did determine a market value discount of $0.4 million existed as of September 30, 2008, and recorded it as a temporary fair value reduction to “Other Comprehensive income” on the balance sheet in the third quarter 2008. We don’t believe that we will liquidate any auction rate security at below par. We believe the securities will continue to yield the coupon rates. See Note 7 for further information.
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
The following table summarizes our principal contractual commitments as of September 30, 2008:

	Payment due by period (in thousands)
	Total Amount	Oct-Dec			2013 and
Contractual Obligations	Committed	2008	2009-2010	2011-2012	Thereafter

Operating Lease Obligations	$18,589	$1,458	$8,472	$2,866	$5,793
Convertible Senior Notes	$232,781	$—	$4,875	$4,875	$223,031
Total	$251,370	$1,458	$13,347	$7,741	$228,824
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
We believe that existing sources of liquidity and the results of our operations will provide adequate cash to fund our operations and to repurchase the Notes, if necessary, although we may seek to raise additional capital. In January 2005, we filed a registration statement to increase our available shelf registration amount and we have approximately $82 million available for future use. In addition, we filed an acquisition shelf registration statement for up to approximately 1.5 million shares. In February 2006, we filed a shelf registration that would allow us to sell an undetermined amount of equity or debt securities in accordance with the recently approved rules applying to “well known seasoned issuers.”

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
Our portfolio of cash equivalents and short-term investments is maintained in a variety of securities, including government agency obligations and money market funds. Investments are classified as available-for-sale securities and carried at their market value with cumulative unrealized gains or losses recorded as a component of “accumulated other comprehensive income/(loss)” within stockholders’ equity. At September 30, 2008, all securities held had maturities or reset dates of less than three years. A sharp rise in interest rates could have an adverse impact on the market value of certain securities in our portfolio. We do not currently hedge our interest rate exposure and do not enter into financial instruments for trading or speculative purposes or utilize derivative financial instruments.
At September 30, 2008, we had short-term debt of $195.0 million associated with our Notes. The market value of our short-term debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.
Foreign Currency Risk
The growth in our international operations has increased our exposure to foreign currency fluctuations as well as other risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures and other regulations and restrictions. Further, in September 2007 we acquired NetGiro Systems, a payment processor based in Stockholm, Sweden that processes international transactions, and the anticipated growth of this company will increase our exposure to foreign currency fluctuations. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.
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
Other Market Risks
Investments in auction-rate securities
At September 30, 2008, we held approximately $109.1 million of auction rate securities and concluded that no impairment currently exists on these securities. Given current conditions in the auction rate securities market as described in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Quarterly Report on Form 10-Q, we may incur temporary unrealized losses, or other-than-temporary realized losses, in the future if market conditions persist and we are unable to recover the investment principal in our auction rate securities.

Item 4. Controls and Procedures
(a)	We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934) were effective in providing reasonable assurance that material information required to be disclosed by us in this Form 10-Q was recorded, processed, summarized and reported in a timely manner.
(b)	During the quarter ended September 30, 2008, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
DDR Holdings, LLC has brought a claim against us and several other defendants regarding US Patents No. 6,629,135 (the “‘135 patent”) and 6,993,572 (the “‘572 patent”), which are owned by DDR Holdings. These patents claim e-commerce outsourcing systems and methods relating to the provision of outsourced e-commerce support pages having a common look and feel with a host’s website. The case was filed in the U.S. District Court for the Eastern District of Texas on January 31, 2006. The complaint seeks injunctive relief, declaratory relief, damages and attorneys’ fees. We have denied infringement of any valid claim of the patents-in-suit, and have asserted counter-claims which seek a judicial declaration that the patents are invalid and not infringed. In September 2006, DDR Holdings filed an application for reexamination of its patents based upon the prior art produced by us and the other defendants in the case. As part of that application, DDR Holdings asserted that this prior art raised a substantial question as to the patentability of the inventions claimed in the patents. In December 2006, the Court stayed the litigation pending a decision on the reexamination application. In February 2007, the US Patent and Trademark Office ordered reexamination of DDR’s patents. On September 4, 2008, the US Patent and Trademark Office issued a non-final office action rejecting the claims in the ‘572 patent which were subject to reexamination. Should the stay of litigation be lifted, we intend to vigorously defend ourselves in this matter.
NetRatings, Inc. has brought a claim against us regarding US Patents Nos. 5,675,510, 6,115,680, 6,108,637, 6,138,155 and 6,763,386, which are owned by NetRatings. These patents generally relate to web analytic and reporting systems. The case was filed in the U.S. District Court for the District of Minnesota on October 5, 2006. The complaint sought injunctive relief, declaratory relief, damages and attorney’s fees. We have denied the allegations of infringement and have conducted a vigorous defense. On September 22, 2008, we entered into a settlement agreement with NetRatings in resolution of this case. We have made no admission of liability with respect to the NetRatings patents in connection with this settlement. On September 23, 2008, the case was dismissed with prejudice by the U.S. District Court for the District of Minnesota.
In December 2006, we announced that we had received an informal inquiry from the SEC relating to our historical stock option grant practices. On September 26, 2008, we received notice from the SEC that it has completed its investigation and does not intend to recommend any enforcement action against us in this regard.
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
Third parties have from time-to-time claimed, and others may claim in the future, that we have infringed their intellectual property rights, or that certain products and services we resell infringed their intellectual property rights. We have been notified of several potential intellectual property disputes, and expect that we will increasingly be subject to intellectual property infringement claims as our services expand in scope and complexity. We have in the past been forced to litigate such claims in some instances. We also may become more vulnerable to third-party claims as laws, such as the Digital Millennium Copyright Act, the Lanham Act and the Communications Decency Act are interpreted by the courts and as we expand geographically into jurisdictions where the underlying laws with respect to the potential liability of online intermediaries like ourselves are either unclear or less favorable. These claims, whether meritorious or not, could be time-consuming and costly to resolve, cause service upgrade delays, require expensive changes in our methods of doing business, or could require us to enter into costly royalty or licensing agreements.

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
A loss of any client that accounts for a large portion of our revenue would cause our revenue and profit to decline.
Sales of products for one software publisher client, Symantec Corporation, accounted for approximately 24.0% of our revenue during the third quarter of 2008. In addition, revenues derived from proprietary Digital River services sold to Symantec end-users and sales of Symantec products through our oneNetworkDirect™ retail and affiliate channel together accounted for approximately 8.7% of total Digital River revenue. In addition, a limited number of other software and physical goods clients contribute a large portion of our annual revenue. Contracts with our clients are generally one or two years in length, and generally provide for successive one year renewal periods unless a client elects not to renew. If any one of these key contracts is not renewed or otherwise terminates, or if revenues from these clients decline for any other reason (such as competitive developments), our revenue would decline and our ability to sustain profitability would be impaired. If our contract with Symantec is not renewed or otherwise terminated, or if revenues from Symantec and Symantec-related services decline for any other reason, our revenue and our ability to sustain profitability could be materially adversely impaired. It is important to our ongoing success that we maintain our key client relationships and, at the same time, develop new client relationships.
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
We sell products and services to end-users outside the United States and we intend to continue expanding our international presence. In the third quarter of 2008, our e-commerce sales to international consumers represented approximately 42.7% of our total sales. Expansion into international markets, particularly the European and Asia-Pacific regions, requires significant resources that we may fail to recover by generating additional revenue. Conducting business outside of the United States is subject to risks, including:
•	Changes in regulatory requirements and tariffs;

•	Uncertainty of application of local commercial, tax, privacy and other laws and regulations;

•	Reduced protection of intellectual property rights;

•	Difficulties in physical distribution for international sales;

•	Higher incidences of credit card and other payment-related fraud and difficulties in accounts receivable collection;
•	The burden and cost of complying with a variety of foreign laws, rules and regulations;

•	The possibility of unionization of our workforce outside the United States, particularly in Europe;

•	Political, social and economic instability;

•	Import and export license requirements and restrictions of the United States and every other country in which we operate; and

•	Political or economic constraints on international trade or instability.
Any of the factors described above, as well as other risks of doing business outside the United States, may have a material adverse effect on our ability to increase or maintain foreign sales. These risks have grown with the acquisitions of Digital River GmbH and NetGiro Systems, which have substantial operations outside the U.S. and with our expansion into the Asia-Pacific region.
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
Currently, U.S. Supreme Court decisions restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the Internet. However, a number of states, as well as the U.S. Congress, have been considering initiatives that could limit or supersede the Supreme Court’s position regarding sales and use taxes on Internet sales. If any of these initiatives were successful, we could be required to collect sales and use taxes in additional states. The imposition by state and local governments of various taxes upon Internet commerce and related e-commerce activities could create administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on all of our online competitors and decrease our future sales.
We could be liable for fraudulent, improper or illegal uses of our platforms.
In recent years revenues from our ''remote control’’ platforms have grown as a percentage of our overall business, and we plan to continue to emphasize our self service e-commerce solutions. These platforms typically have an automated structure that allows customers to sign up for and use our e-commerce services without significant participation from Digital River personnel. Despite our efforts to contractually prohibit the sale of inappropriate and illegal goods and services and detect the same, the remote control nature of these platforms makes it more likely that transactions involving the sale of unlawful goods or services or the violation of the proprietary rights of others may occur before we become aware of them. Furthermore, unscrupulous individuals may offer for sale, or attempt to purchase, illegal products via such platforms under innocuous names, further frustrating attempts to prevent inappropriate use of our services. Failure to detect inappropriate or illegal uses of our platforms by third parties could expose us to a number of risks, including fines, increased fees or termination of services by payment processors or credit card associations, risks of lawsuits, and civil and criminal penalties.
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
A key element of our business strategy involves expansion through the acquisitions of businesses, assets, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. Between January 1, 1999 and September 30, 2008, we acquired 30 companies. We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships, and the purchase or sale of assets, including tangible and intangible assets such as intellectual property. We have acquired, and intend to continue engaging in strategic acquisitions of businesses, technologies, services and products. Since December 2006, we have acquired four businesses, NetGiro Systems AB, DigitalSwift Corporation, CustomCD, Inc., and THINK Subscription, Inc.
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
We require substantial working capital to fund our business. In January 2005, we filed a registration statement to increase our available shelf registration amount and we have approximately $82 million available for future use. In addition, we filed an acquisition shelf for up to approximately 1.5 million shares. In February 2006, we filed a shelf registration that would allow us to sell an undetermined amount of equity or debt securities in accordance with the rules applying to “well-known seasoned issuers.’’ If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced and these equity securities may have rights, preferences or privileges senior to those of our common stock. In June 2004, we issued 1.25% convertible notes which require us to make interest payments and will require us to pay principal when the notes become due in 2024 or in the event of acceleration under certain circumstances, unless the notes are converted into our common stock prior to that. For a thirty day period ending January 1, 2009, the note holders have the right to have the debt redeemed at 100.25% of principal face amount. In light of current market conditions for interest rates and our stock price relative to the conversion price for the notes, it is likely that substantially all of the note holders will seek repayment on January 1, 2009. We may not have sufficient capital to service this or any future debt securities that we may issue, further, the conversion of the notes into our common stock would result in further dilution to our stockholders. Our capital requirements depend on several factors, including the rate of market acceptance of our products, the ability to expand our client base, the growth of sales and marketing, and opportunities for acquisitions of other businesses. We have had significant operating losses and negative cash flow from operations since inception. Additional financing may not be available when needed, on terms favorable to us or at all. Further, certain company investments may not be convertible into liquid assets when needed, on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures, which would harm our operating results and adversely affect our ability to sustain profitability.
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
Any breach or compromise of our security could have a material adverse effect on our reputation, business, operating results and financial condition, dissuade existing and new clients from using our services, dissuade customers from transacting business through our systems, and expose us to significant costs, fines, losses, litigation, governmental investigations, and liabilities. A party who circumvents our security measures could misappropriate proprietary information or interrupt our operations. We may be required to expend significant capital and other resources to protect against security breaches or address problems caused by such breaches. Concerns over the security of the Internet and other online transactions and the privacy of users could deter people from using the Internet to conduct transactions that involve transmitting personally identifiable and other confidential information, thereby inhibiting the growth of our business.
Claims of infringement of other parties’ intellectual property rights could require us to expend significant resources, enter into unfavorable licenses or require us to change our business plans.
From time to time, we are named as a defendant in lawsuits claiming that we have, in some way, violated the intellectual property rights of others. We have been notified of several potential intellectual property disputes, and expect that we will increasingly be subject to intellectual property infringement claims as our services expand in scope and complexity. We have in the past been forced to litigate such claims in some instances. Any assertions or prosecutions of claims like these could require us to expend significant financial and managerial resources. The defense of any claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause product enhancement delays or require that we develop non-infringing technology or enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may be unavailable on terms acceptable to us or at all. In the event of a successful claim of infringement against us and our failure or inability to develop non-infringing technology or license the infringed or similar technology on a timely basis, we may be unable to pursue our current business plan. We expect that we will increasingly be subject to intellectual property infringement claims as our services expand in scope and complexity, and our results of operations and financial condition could be materially adversely affected.
Claims against us related to the software products and services, and/or tangible goods, which we resell and/or deliver could require us to expend significant resources.

We may become more vulnerable to third party claims as laws such as the Digital Millennium Copyright Act, the Lanham Act and the Communications Decency Act are interpreted by the courts. Claims may be made against us for negligence, copyright or trademark infringement, products liability or other theories based on the nature and content of software products, services, and/or tangible goods that we resell and/or deliver electronically and physically. Because we did not create these products and services, we are generally not in a position to know the quality or nature of the content of these products and services. Although we carry general liability insurance and require that our customers indemnify us against end-user claims, our insurance and indemnification measures may not cover potential claims of this type, may not adequately cover all costs incurred in defense of potential claims, or may not reimburse us for all liability that may be imposed. Any costs or imposition of liability that are not covered by insurance or indemnification measures could be expensive and time-consuming to address, distract management and delay product deliveries, even if we are ultimately successful in the defense of these claims.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.
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
Political and economic conditions, and current turmoil in United States and global markets, may adversely affect our revenue and results of operations.
Our business can be affected by a number of factors that are beyond our control such as general geopolitical economic and business conditions, conditions in the financial services markets, the overall demand for consumer goods and services and general political and economic developments. Reduced demand for consumer goods and services could result in a decline in our revenue and impair our ability to sustain profitability.
Recent turmoil in U.S. and foreign credit markets, equity markets, and in the global financial services industry, including the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the U.S. and foreign governments, may continue to place pressure on the global economy and affect overall consumer spending and the availability of credit to us, our clients, and our customers. If conditions in the global economy, U.S. economy or other key vertical or geographic markets remain uncertain or weaken further, they may have a material adverse effect on our business, operating results, and financial condition.

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
We are subject to the same international, federal, state and local laws as other companies conducting business over the Internet. Today, there are relatively few laws specifically directed towards conducting business over the Internet. The adoption or modification of laws related to the Internet could harm our business, operating results and financial condition by increasing our costs and administrative burdens. Due to the increasing popularity and use of the Internet, many laws and regulations relating to the Internet are being debated at the international, federal and state levels. These laws and regulations could cover issues such as:
•	User privacy with respect to adults and minors;

•	Our ability to collect and/or share necessary information that allows us to conduct business on the Internet;

•	Export compliance;

•	Pricing, taxation, and regulatory fees;

•	Fraud;

•	Advertising;

•	Intellectual property rights;

•	Information security;

•	Quality of products and services;

•	Security breaches;

•	Processing of credit card information;

•	Taxes; and

•	Recycling of consumer products.
Applicability to the Internet of existing laws governing issues, such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy also could harm our operating results and substantially increase the cost to us of doing business. For example, numerous state legislatures have proposed that tax rules for Internet retailing and catalog sales correspond to enacted tax rules for sales from physical stores. Any requirement that we collect sales tax for each online purchase and remit the tax to the appropriate state authority would be a significant administrative burden to us, and would likely depress online sales. This and any other change in laws applicable to the Internet also might require significant management resources to respond appropriately. The vast majority of these laws were adopted prior to the advent of the Internet, and do not contemplate or address the unique issues raised thereby. Many laws that do reference the Internet and the applicability of many existing laws to the Internet are only beginning to be determined by the courts, and their applicability and reach are therefore uncertain.
Failure to develop our technology to accommodate increased traffic could reduce demand for our services and impair the growth of our business.
We periodically enhance and expand our technology and transaction-processing systems, network infrastructure and other technologies to accommodate increases in the volume of traffic on our technology platforms. Any inability to add software and hardware or to develop and upgrade existing technology, transaction-processing systems or network infrastructure to manage increased traffic on this platform, or to anticipate spikes in traffic, may cause unanticipated systems disruptions, slower response times and degradation in client services, including impaired quality and speed of order fulfillment. Failure to manage increased traffic could harm our reputation and significantly reduce demand for our services, which would impair the growth of our business. We may be unable to improve and increase the capacity of our network infrastructure sufficiently or anticipate and react to expected increases in the use of the platform to handle increased volume. Further, additional network capacity may not be available from third-party suppliers when we need it. Our network and our suppliers’ networks may be unable to maintain an acceptable data transmission capability, especially if demands on the platform increase.
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
Although we maintain system redundancies in multiple physical locations, our systems and operations are vulnerable to damage or interruption from:
•	Fire, flood and other natural disasters;

•	Operator negligence, improper operation by, or supervision of, employees, physical and electronic break-ins, misappropriation, computer viruses and similar events;

•	Power loss, computer systems failures, and Internet and telecommunications failure; and

•	Other events beyond our control.
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

We market our services directly to software publishers, consumer electronics manufacturers, online retailers and other prospective customers. These relationships are typically complex and take time to finalize. Due to operating procedures in many organizations, a significant amount of time may pass between selection of our products and services by key decision-makers and the signing of a contract. The period between the initial client sales call and the signing of a contract with significant sales potential is difficult to predict and typically ranges from six to twelve months. If at the end of a sales effort a prospective client does not purchase our products or services, we may have incurred substantial expenses and expended management time that cannot be recovered and that will not generate corresponding revenue. As a result, our cash flow and our ability to fund expenditures incurred during the sales cycle may be impaired. We can incur substantial front-end cost to launch client sites and it may require a substantial time before those costs are recouped by us.
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
Compliance with foreign laws and export/import control laws may substantially increase our costs of doing business or otherwise adversely affect our ability to offer our services.
Because our services are accessible worldwide, and we facilitate sales of products to end-users worldwide, international jurisdictions may claim that we are required to comply with their laws. Further, we may enter into agreements governed by the laws of a jurisdiction outside of the United States. Laws regulating businesses, especially companies doing business on the Internet outside of the United States may be less favorable than those in the United States, giving greater rights to our clients, consumers, content owners and users. Compliance may be more costly or may require us to change our business practices or restrict our service offerings relative to those provided in the United States. Any failure to comply with foreign laws could subject us to penalties ranging from fines to bans on our ability to offer our services as well as private lawsuits.
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
Sales outside the United States accounted for approximately 42.7% of our total sales in the third quarter of 2008. The results of operations of, and certain of our intercompany balances associated with, our internationally focused websites are exposed to foreign exchange rate fluctuations. Upon translation, net sales and other operating results from our international operations may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. If the U.S. dollar weakens against foreign currencies, the translation of these foreign currency-denominated transactions will result in increased net revenues and operating expenses. Similarly, our net revenues and operating expenses will decrease if the U.S. dollar strengthens against foreign currencies. As we have expanded our international operations, our exposure to exchange rate fluctuations has become more pronounced. We may enter into short-term currency forward contracts to offset the foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. The use of such hedging activities may not offset more than a portion of the adverse financial impact resulting from unfavorable movements in foreign exchange rates. See Item 7A of Part II in our Annual Report on Form 10-K for the year ended December 31, 2007, which was filed on February 29, 2008, for information demonstrating the effect on our consolidated statements of income from changes in exchange rates versus the U.S. dollar.
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
In January 2002, we adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets’’ (SFAS No. 142). The statement generally establishes that goodwill and intangible assets with indefinite lives are not amortized, but are to be tested on an annual basis for impairment and, if impaired, are recorded as an impairment charge in income from operations. As of September 30, 2008, we had goodwill with an indefinite life of $278.7 million from our acquisitions. If our goodwill is determined for any reason to be impaired, the subsequent accounting of the impaired portion as an expense would lower our earnings and jeopardize our ability to demonstrate sustained profitability. On January 1, 2006, we adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all stock-based compensation based on estimated fair values. Our operating results for 2007 and 2008 contain, and our operating results for future periods will contain, a charge for stock-based compensation related to stock options, restricted stock grants and employee stock purchases.
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
The stock market and the trading prices of Internet-related companies in particular, have been notably volatile. This volatility is likely to continue in the short-term and is not necessarily related to the operating performance of affected companies. This broad market and industry volatility could significantly reduce the price of our common stock at any time, without regard to our operating performance. Factors that could cause our stock price in particular to fluctuate include, but are not limited to:

•	Actual or anticipated variations in quarterly operating results;

•	Announcements of technological innovations;

•	The ability to sign new clients and the retention of existing clients;

•	Loss of key clients;

•	New products or services that we offer;

•	Competitive developments, including new products or services, or new relationships by our competitors;

•	Changes that affect our clients or the viability of their product lines;

•	Changes in financial estimates by securities analysts;

•	Conditions or trends in the Internet and online commerce industries;

•	Continued uncertainty in the U.S. and global economy and markets;

•	Global unrest and terrorist activities;

•	Changes in the economic performance and/or market valuations of other Internet or online e-commerce companies;

•	Required changes in generally accepted accounting principles and disclosures;

•	Our announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments or results of operations or other developments related to those acquisitions;

•	Additions or departures of key personnel; and

•	Sales or other transactions involving our common stock or our convertible notes.
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
At September 30, 2008, we held approximately $109.5 million of municipal debt at par value with an auction reset feature (“auction rate securities”) whose underlying assets are generally student loans which are FFELP (Federal Family Education Loan Program) over-collateralized, guaranteed and backed by the Department of Education.
As of November 1, 2008, there have been no successful auctions for auction rate securities. All of our auction rate securities, including those subject to the failure, are currently rated AAA, the highest rating, by a rating agency. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 6. Exhibits
(a) Exhibits

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENTS

3.1(1)	Amended and Restated Certificate of Incorporation, as amended, as currently in effect.
3.2(2)	Amended and Restated Bylaws, as currently in effect.
4.1(3)	Specimen of Common Stock Certificate.
4.2(1)	Form of Senior Debt Indenture.
4.3(1)	Form of Subordinated Debt Indenture.
4.4	References are made to Exhibits 3.1 and 3.2.
4.5(4)	Indenture dated as of June 1, 2004 between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the Note.

12.1	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as exhibits 3.1 and 3.3 and exhibits 4.5 and 4.6 to our Registration Statement on Form S-3, File No. 333-81626, filed on January 29, 2002, declared effective on February 12, 2002, and incorporated herein by reference.

(2)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001, and incorporated herein by reference.

(3)	Filed as an exhibit to our Registration Statement on Form S-1, File No. 333-56787, declared effective on August 11, 1998, and incorporated herein by reference.

(4)	Filed as exhibit 99.1 to our Current Report on Form 8-K, filed on July 13, 2004 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2008	DIGITAL RIVER, INC.
	By:	/s/ THOMAS M. DONNELLY
Thomas M. Donnelly
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENTS

3.1(1)	Amended and Restated Certificate of Incorporation, as amended, as currently in effect.
3.2(2)	Amended and Restated Bylaws, as currently in effect.
4.1(3)	Specimen of Common Stock Certificate.
4.2(1)	Form of Senior Debt Indenture.
4.3(1)	Form of Subordinated Debt Indenture.
4.4	References are made to Exhibits 3.1 and 3.2.
4.5(4)	Indenture dated as of June 1, 2004 between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the Note.
12.1	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as Exhibits 3.1 and 3.3 and Exhibits 4.5 and 4.6 to our Registration Statement on Form S-3, File No. 333-81626, filed on January 29, 2002, declared effective on February 12, 2002, and incorporated herein by reference.

(2)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001, and incorporated herein by reference.

(3)	Filed as an exhibit to our Registration Statement on Form S-1, File No. 333-56787, declared effective on August 11, 1998, and incorporated herein by reference.

(4)	Filed as exhibit 99.1 to our Current Report on Form 8-K, filed on July 13, 2004 and incorporated herein by reference.