Form 10-K
period 2008-12-31
DIGITAL RIVER INC /DE
filed 2009-02-19
CIK 1062530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number: 000-24643

DIGITAL RIVER, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	41-1901640
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.	)

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

As of June 30, 2008, there were 36,959,613 shares of Digital River, Inc. common stock, issued and outstanding. As of such date, based on the closing sales price as quoted by The Nasdaq Global Select Market, 36,352,219 shares of common stock, having an aggregate market value of approximately $1,402,469,000 were held by non-affiliates. For purposes of the above statement only, all directors and executive officers of the registrant are assumed to be affiliates.

The number of shares of common stock outstanding at February 2, 2009 was 37,034,913 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

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

Overview

We provide end-to-end global e-commerce solutions to a wide variety of companies in software, consumer electronics, computer games, video games, and other markets. We were incorporated in 1994 and began building and operating online stores for our clients in 1996. We offer our clients a broad range of services that enable them to quickly and cost effectively establish an online sales channel capability and to subsequently manage and grow online sales on a global basis while mitigating risks. Our services include design, development and hosting of online stores and shopping carts, store merchandising and optimization, order management, denied parties screening, export controls and management, tax compliance and management, fraud management, digital product delivery via download, physical product fulfillment, subscription management, multi-lingual customer service, online marketing including e-mail marketing, management of paid search programs, payment processing services, website optimization, web analytics and reporting, and CD production and delivery.

Our products and services allow our clients to focus on promoting and marketing their brands while leveraging our investments in technology and infrastructure to facilitate the purchase of products through their online websites. When shoppers visit one of our clients’ branded websites and purchase goods, they are transferred to an e-commerce store and /or shopping cart operated by us on our e-commerce platforms. Once on our system, shoppers can browse for products and make purchases online. We typically are the seller of record for transactions through our client branded stores. After a purchase is made, we either deliver the product digitally via download over the Internet or transmit instructions to a third party for physical fulfillment of the order. We also process the buyer’s payment as the merchant of record, including collection and remittance of applicable taxes, and can provide customer service in multiple languages to handle order-related questions. We believe we are an example of a trend known as “Software as a Service” (SaaS). We have invested substantial resources to develop our e-commerce software platforms and we provide access and use of our platforms to our clients as a service as opposed to selling the software to be operated on their own in-house computer hardware.

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

Our clients include many of the largest software, consumer electronics, computer and video game companies, including Absolute Software Corporation, Adobe Systems, Inc., Aspyr Media, Inc., Autodesk, Inc., Canon Europa N.V., Computer Associates, Cyber Patrol, LLC, Eastman Kodak Company, Electronic Arts, Inc., Lexmark, Inc., Microsoft Corporation, Nuance Communications Inc, SanDisk Corporation, Smith Micro Software, Inc., Symantec Corporation, and Trend Micro, Inc.

We were incorporated in Delaware in February 1994. Our headquarters are located at 9625 West 76th Street, Eden Prairie, Minnesota and our telephone number is 952-253-1234.

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

Industry Background

Growth of the Internet and E-Commerce.  E-Commerce sales continue to grow. The U.S. Commerce Department reported that e-commerce sales in 2008 rose 4.6% compared to 2007. We believe there are a number of factors that are contributing to the continued growth of e-commerce: (i) adoption of the Internet continues to increase globally; (ii) broadband technology is increasingly being used to deliver Internet service enabling the delivery of richer content as well as larger files to consumers; (iii) Internet users are becoming increasingly comfortable with the process of buying products online; (iv) the functionality of online stores continues to improve, offering a broader assortment of payment options with more promotion alternatives; (v) businesses are placing more emphasis on their online channel, reaching a larger audience at comparatively lower costs than other methods; and (vi) concerns about conflicts between online and traditional sales channels continue to subside. Additionally, we believe that current economic conditions have led to increased retail store closings which should drive more shoppers online as they shift to other channels, filling the void created by retail downsizings and bankruptcies.

Growing Interest in Direct Sales of Products to Consumers.  Increasingly, companies are selling their products directly to consumers via online sales channels. This is due to increased competition for shelf space in the traditional retail channels as well as recognition that direct sales channels can co-exist with traditional sales channels. There is also a growing recognition of the value inherent in developing behavioral or personalized marketing campaigns relevant to a consumer’s interests.

Opportunities for Outsourced E-Commerce.  We believe the market for outsourced e-commerce will continue to grow as there are advantages to outsourced e-commerce that will continue to make it an attractive alternative to building and maintaining this capability in-house. These advantages include: (i) eliminating the substantial up-front and ongoing costs of computer hardware, network infrastructure, specialized application software and training and support costs; (ii) reducing the time it takes to get online stores live and productive; (iii) shifting the ongoing technology, financial, personal information security protections, regulatory and compliance risks to a proven service provider; (iv) leveraging the direct marketing expertise of an e-commerce service provider to accelerate growth of an online business; and (v) allowing businesses to focus on their specific core competencies.

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

Shift from Physical to Electronic Delivery of Software.  Consumers have grown increasingly comfortable with the electronic delivery of digital products, such as software, e-books, computer games, video games, music, and video. This shift from physical to electronic delivery is being driven by benefits to both buyers and sellers of these products. For buyers, downloaded products are immediately available for use and a wider variety of products are available than can be found in most retail stores. For sellers, electronic delivery eliminates inventory-stocking requirements, shipping, handling, storage and inventory-carrying costs as well as the risk of product obsolescence.

The Digital River Solution

Our solution combines a robust e-commerce technology platform and a suite of services to help businesses worldwide grow their online revenues and avoid the costs and risks of running an integrated global e-commerce operation in-house. We offer a comprehensive e-commerce solution that operates seamlessly as part of a client’s website. We provide services that facilitate e-commerce transactions and drive traffic to our clients’ online stores. Our services include design, development and hosting of online stores, merchandising, order management, fraud prevention screening, popular online payment methods, export controls and management, denied parties screening, tax compliance and management, digital product delivery via download, physical product fulfillment, CD production, multi-lingual customer service, subscription management, online marketing services including email marketing, paid search program management, website optimization, web analytics and reporting. We also provide our clients with increased product visibility and sales opportunities through our large network of online channel partners, including retailers and affiliates. We generate a significant proportion of our revenue on a revenue-share basis, meaning that we are paid a percentage of the selling price of each product sold at a clients’ online store that is being managed by Digital River. We believe this revenue share model aligns our interests with those of our clients.

Benefits to Clients

Reduced Total Cost of Ownership and Risk

Utilizing the Digital River solution, businesses can dramatically reduce or eliminate upfront and ongoing hardware, software, maintenance and support costs associated with developing, customizing, deploying, maintaining and upgrading an in-house global e-commerce solution. They can have a global e-commerce presence without assuming the costs and risks of internal development and leverage the investments we make in our e-commerce system. In addition, we help mitigate the risks of global e-commerce, including risks associated with payment fraud, data security, tax compliance, and regulatory compliance. Our ongoing investments in the latest technologies and e-commerce functionality help ensure our clients maintain pace with industry advances.

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

We provide the technology and services required to establish, grow and support international sales, both for U.S-based clients seeking to reach customers overseas, and non-U.S.-based clients looking to access the

U.S. and other markets. Our technology platform enables transactions to be completed in numerous currencies using a variety of payment methods. In addition, we provide localized online content and payment methods, and offer customer service in a variety of languages, extending our clients’ reach beyond their home markets.

Through our large online affiliate network marketplace, which we call oneNetworkDirecttm, we provide our clients access to a new sales channel which can help grow their online businesses. Clients can offer any part of their product catalogs to our network of online channel partners, including online retailers and affiliates. This increases the exposure these products receive and can result in higher sales volumes. Our channel partners benefit because we eliminate the need for each of them to manage hundreds of relationships with product developers, while increasing the depth and breadth of products they can sell, all without requiring the management of physical product inventory.

Deployment Speed

Businesses can reduce the time required to develop an e-commerce presence by utilizing our outsourced business model. Typically, a new client can have an online store live in a matter of weeks compared with months or longer if they decide to build, test deploy and integrate the e-commerce capability in-house. Once they are operational on our platform, most clients can utilize our remote control toolset to make real-time changes to their online store, allowing them to take advantage of opportunities without technical assistance from Digital River.

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

Benefits to Buyers

Our solution emphasizes convenience as it enables products to be purchased online at anytime from anywhere in the world via a connection to the Internet. In the case of software, video games and other digital products, buyers can immediately download their purchase and, depending on file size, begin using it in a matter of minutes. Search technology allows shoppers to browse our entire catalog to find the products they are looking for quickly and easily. Our extended download service, which guarantees replacement of products accidentally destroyed through computer error or malfunction, and our 24/7 customer service provided on behalf of our clients, offer shoppers additional assurance that their e-commerce experience will be a positive one. Our CD2Go service gives buyers the ability to obtain, for a fee, a copy of the product they have purchased and downloaded on a CD.

Strategy

Our objective is to be the global leader in outsourced e-commerce activities for software and digital products developers, high-tech product and computer manufacturers, and video game publishers. Our strategy for achieving this objective includes the following key components:

Attract New Clients and Expand Relationships with Existing Clients.  We have focused our efforts on securing new clients and expanding our relationships with existing clients primarily in the software, consumer electronics, computer game and video game markets. Our clients include software publishers, other digital content providers, high-tech product manufacturers, and online channel partners. In 2008, we entered into more than 100 new contracts with new and existing clients.

We believe we can attract new clients and gain additional business with existing clients by expanding the range of services we offer. This includes services to enhance the e-commerce transaction as well as additional online marketing and payment services. We believe that by expanding the size and breadth of the catalog of products we offer, we will attract additional online retailers and affiliates seeking to offer their customers a wide range of quality products. We currently provide e-commerce services for thousands of software and digital products publishers, high-tech products manufacturers, game publishers and affiliates.

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

Provide Clients with Strategic Marketing Services.  We proactively develop and deliver new strategic marketing services that are designed to help our clients improve customer acquisition and retention and maximize the lifetime value of customers. These services currently include paid search advertising, search engine optimization, affiliate marketing, store optimization, web analytics, and e-mail marketing and optimization. In general, we manage these programs for our clients and have achieved significant increases in client revenue, return-on-investment or both, compared to what clients experienced when running these programs and supporting technologies in-house or through other service providers. We intend to continue to develop and/or acquire new value-added strategic marketing services and technologies to create additional sources of revenue for our clients and for Digital River.

Maintain Technology Leadership.  We believe our technology platform and infrastructure afford us a competitive advantage in the market for outsourced e-commerce solutions. We intend to continue to invest in and enhance our platform to improve scalability, efficiency, reliability, security and performance. By leveraging our infrastructure, we can improve our ability to provide low-cost, high-value services while continuing to deploy the latest technologies. Additionally, we plan to continue investing in our infrastructure to enable our clients to further penetrate international markets, enhance their relationships with their customers, better manage the return-on-investment across all their online marketing activities, successfully adopt new selling models such as subscriptions, SaaS, trial programs and volume licensing programs.

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

Services

We provide a broad range of services to our clients, including design, development and hosting of online stores, merchandising, order management, fraud prevention screening, popular localized online payment methods, export controls and management, denied parties screening, tax compliance and management, digital product delivery via download, physical product fulfillment, CD production, multi-lingual customer service, subscription management, online marketing services including email marketing, paid search program management, website optimization, web analytics and reporting. Most of these offerings can be managed through client-facing, remote control self-service tools that are easily used by business users without specialized training. Since clients utilize our centralized system and processes, we can consistently offer best practices across our entire client base.

Store Design, Development and Hosting.  We offer our clients website design services utilizing our experience and expertise to create efficient and effective online stores. Our e-commerce solutions can be deployed quickly and implemented in a variety of ways from fully-functioning shopping carts through completely merchandised online stores. The online stores we operate for our clients often match their branding and website design to provide a seamless experience for shoppers. When a shopper navigates from a client’s website (operated by them) to their store (operated by us), the transition is seamless and the customer is unaware they are then being served by our technology platform. We manage the order process through payment processing, fraud screening, and fulfillment (either digital or physical) and notify the buyer via e-mail once the transaction is completed. Transaction information is captured and stored in our database systems, an increasingly valuable source of information used to create highly targeted merchandising programs, e-mail marketing campaigns, product offers and test marketing programs.

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

In connection with the sales of consumer electronic goods, we offer management services relating to regulatory matters such as the Waste Electronics and Electrical Equipment laws.

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

Advanced Reporting and Analytics.  We capture and store detailed information about visitor traffic for sales in the online stores we manage for our clients. This information is stored in our database systems where it is available for analysis and reporting. We provide clients access to a large collection of standard and customizable reports via our web analytics technology. This enables our clients to track and analyze sales, products, transactions, customer behavior and the results of marketing campaigns so they can optimize their marketing efforts to increase traffic, order close ratios and average order values. We also believe this information is valuable in establishing a metric for the lifetime value of the customer.

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

Financial Services.   We offer full service payment provider solutions for online merchants around the world. We connect businesses to the local payment methods that their customers prefer and support businesses to expand into new markets through enabling the acceptance and processing of a diverse range of payment methods and options. We offer a broad range of back office payment reconciliation services that result in a highly cost efficient and secure program for e-payments. We sell and market these services through a direct sales channel located in offices in the United States and Europe. Our technology platform provides for high transaction throughput in a highly secure and data sensitive environment. These services are provided either via a direct API interface between the client’s commerce system and our payment services platform or via a PCI compliant wrapped secure web based payment page that is served to the client’s commerce system on a transaction by transaction basis.

Clients

We serve distinct groups of clients: (1) software, consumer electronics, and computer and video game product manufacturers; and (2) online channel partners including retailers and affiliates. We believe that the breadth of our catalog of products is a competitive advantage in selling e-commerce services to online channel partners as they can access a huge volume of products to sell without negotiating contract terms with every product provider. At the same time, we believe the breadth of our channel partner group is attractive to product manufacturers since it provides access to distribution through a single source.

Sales and Marketing

We sell products and services primarily to consumers through the Internet. We sell and market our services for clients through a direct sales force located in offices in the United States, Europe and Asia Pacific. These offices include staff dedicated to pre-sales, sales and sales support activities. Our client sales organization sells to executives within software, consumer electronics, computer and game manufacturers and online channel partners who are looking to create or expand their online businesses. During the sales process, our sales staff deliver demonstrations, presentations, collateral material, return-on-investment analyses, proposals and contracts.

We also design, implement and manage marketing and merchandising programs to help our clients drive traffic to their online stores and increase order close ratios, average order values and repeat purchases at those stores. Our strategic e-marketing team delivers a range of marketing and merchandising programs such as paid search advertising, search engine optimization, affiliate marketing, site and store optimization, e-mail marketing and optimization and site merchandising, which includes promotions, cross-sells and up-sells. This team integrates their marketing domain expertise with our suite of technology, including reporting, analytics, optimization and e-mail to drive increased sales for our clients.

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

Technology

We deliver our outsourced e-commerce solutions on several platforms, each of which has been architected to solve our clients multi-faceted e-commerce needs. The following is a brief description of the technology standards utilized by the family of Digital River e-commerce platforms:

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

The platforms include search capabilities that allow shoppers to search for items across millions of products and thousands of categories based on specific product characteristics or specifications while maintaining page response times acceptable to the user. We use database indexing combined with a dynamic cache system to provide flexibility and speed. The platforms have been designed to index, retrieve and manage all transaction data that flows through the system, including detailed commerce transactions and consumer interaction data. This enables us to create proprietary market profiles of each shopper and groups of shoppers that can then be used to create merchandising campaigns that are relevant to the end consumer and more successful. We also use our platforms internally for fraud detection and prevention, management of physical shipping, return authorizations, backorder processing, transaction auditing and reporting.

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

Security.  We have security systems in place to control access to our internal systems and commerce data. Log-ins and passwords are required for all systems with additional levels of log-in, password and Internet Protocol security in place to control access on an individual basis. Access only is granted to commerce areas for which an individual is responsible. Multiple levels of firewalls prevent unauthorized access from the outside or access to confidential data from the inside. Our security system does not allow direct access to any client or customer data. We license certain encryption and authentication technology from third parties to provide secure transmission of confidential information such as credit card data. The security system is designed not to interfere with the consumer’s experience on our clients’ e-commerce sites.

Data Center Operations.  Continuous data center operations are crucial to our success. We currently maintain major data center operations in six facilities: California, Minnesota and Utah, USA; and Germany, Ireland and Sweden. All major data center locations are currently processing transactions and serving downloads.

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

Product Research and Development

Our primary product research and development strategy is to maintain our technology and feature set for our commerce platforms and related technologies. To this end, we continually have numerous development projects in process, including ongoing enhancement of our commerce platforms, improvements in our remote control capabilities, enhanced international support, advanced product distribution capabilities, sophisticated reporting functionality and new marketing technologies.

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

Competition

The market for e-commerce solutions is highly competitive. We compete with e-commerce solutions that our customers develop internally or contract with third parties to develop on their behalf. We also compete with other outsourced e-commerce providers. The competition we encounter includes:

•	In-house development of e-commerce capabilities using tools or applications from companies such as Art Technology Group, Inc. and IBM Corporation;

•	E-Commerce capabilities custom-developed by companies such as IBM Global Services and Accenture, Inc.;

•	Other providers of outsourced e-commerce solutions, such as GSI Commerce, Inc., asknet Inc. and Arvato, a division of Bertelsmann AG;

•	Providers of technologies, services or products that support a portion of the e-commerce process, such as payment processing, including CyberSource Corporation and PayPal Corp.;

•	Companies that offer various online marketing services, technologies and products, including ValueClick, Inc. and aQuantive, Inc.;

•	High-traffic branded websites that generate a substantial portion of their revenue from e-commerce and may offer or provide to others the means to offer products for sale, such as Amazon.com, Inc. and Buy.com, Inc.; and

•	Web hosting, web services and infrastructure companies that offer portions of our solution and are seeking to expand the range of their offerings, such as Network Solutions, LLC, Akamai Technologies, Inc., Yahoo! Inc. and eBay Inc.

We believe that the principal competitive factors in our market are the breadth of consumer products and services offered, the number of clients and online channel partnerships, brand recognition, system reliability and scalability, price, customer service, ease of use, speed to market, convenience, and quality of delivery. Some of the companies described above are clients or potential clients, but they may also choose to compete with us by adopting a similar business model.

Intellectual Property

We believe the protection of our trademarks, copyrights, trade secrets and other intellectual property is critical to our success. We rely on patent, copyright and trademark enforcement, contractual restrictions, service mark and trade secret laws to protect our proprietary rights. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with certain parties with whom we conduct business in order to limit access to and disclosure of our proprietary information. We also seek to protect our proprietary position by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to our business. We currently have seventeen U.S. patents issued with six to fifteen years remaining prior to expiration. We also have over seventy U.S. and foreign patent applications pending. We pursue the registration of our trademarks and service marks in the U.S. and internationally. We have a number of registered trademarks in the U.S., European Union and other countries.

Government Regulation

We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the internet. In addition, laws and regulations relating to user privacy, information security and intellectual property rights are being debated and considered for adoption by many countries throughout the world. We face risks from some of the proposed legislation that could be passed in the future.

A range of laws and new interpretations of existing laws could have an impact on our business. For example, the Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, our liability for listing, linking or hosting third-party content that includes materials that infringe copyrights. The Child Online Protection Act and the Children’s Online Privacy Protection Act restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from children under 13. In the area of data protection, many states have passed laws requiring notification to users when there is a security breach for personal data, such as California’s Information Practices Act. The costs of compliance with these laws may increase in the future as a result of changes in interpretation. Furthermore, any failure on our part to comply with these laws may subject us to significant liabilities.

We are also subject to federal, state and foreign laws regarding privacy and protection of user data. We post on our web site our privacy policies and practices concerning the use and disclosure of user data. Any failure by us to comply with our posted privacy policies or privacy-related laws and regulations could result in proceedings against us by governmental authorities or others, which could potentially harm our business. In addition, the interpretation of data protection laws, and their application to the internet, in Europe and other foreign jurisdictions is unclear and in a state of flux. There is a risk that these laws may be interpreted and applied in conflicting ways from country to country and in a manner that is not consistent with our current data protection practices. Complying with these varying international requirements could cause us to incur additional costs. Further, any failure by us to protect our users’ privacy and data could result in a loss of user confidence in our services.

Employees

As of February 2, 2009, we employed 1,335 associates. We also employ independent contractors and other temporary employees. None of our employees are represented by a labor union, and we consider our employee relations to be good. Competition for qualified personnel in our industry is intense. We believe that our future success will continue to depend, in part, on our continued ability to attract, hire and retain qualified personnel.

Executive Officers

The following table sets forth information regarding our executive officers at February 2, 2009:

Name	Age	Position

Joel A. Ronning	52	Chief Executive Officer
Thomas M. Donnelly	44	Chief Financial Officer
Kevin L. Crudden	53	VP/General Counsel

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

Mr. Crudden joined Digital River in January 2006 as Vice President, General Counsel and Corporate Secretary. From 1987 until joining Digital River, Mr. Crudden was with the law firm of Robins, Kaplan, Miller & Ciresi L.L.P., Minneapolis, Minnesota, and served as a partner practicing in the areas of corporate finance, mergers and acquisitions, and corporate governance.

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

We may experience significant fluctuations in our revenues, operating results, growth rate, and stock price.

Our quarterly and annual revenues, operating results, and growth rate have fluctuated significantly in the past and are likely to do so in the future due to a variety of factors, some of which are outside our control. As a result, we believe that quarter-to-quarter and year-to-year comparisons of our revenue and operating results are not necessarily meaningful, and that these comparisons may not be accurate indicators of future performance. If our annual or quarterly operating results fail to meet the guidance we provide to securities analysts and investors or otherwise fail to meet their expectations the trading price of our common stock may be impacted.

The stock market as a whole and the trading prices of companies in the electronic commerce industry in particular, has been notably volatile. The operating results of companies in the electronic commerce industry have experienced significant quarter-to-quarter fluctuations. This broad market and industry volatility could significantly reduce the price of our common stock at any time, without regard to our own operating performance. In addition, our stock price may be impacted by the short sales and actions of other parties who may disseminate misleading information about us in an effort to profit from fluctuations in our stock price.

Factors that may affect our revenues, operating results, continued growth, and our stock price include the risks described elsewhere in this Item 1A, as well as the following:

•	Client Development and Retention. We generate revenue by providing services to a wide variety of companies, primarily in the software and high-tech products markets. Therefore, it is important to our ongoing success that we maintain our key client relationships and, at the same time, develop new client relationships. If we cannot develop and maintain satisfactory relationships with software and digital products publishers, manufacturers of consumer electronics and other goods, online retailers and online channel partners on acceptable commercial terms, we will likely experience a decline in revenue and operating profit. We also depend on our clients creating and supporting products that consumers will purchase. If we are unable to obtain sufficient quantities of products for any reason, or if the quality of service provided by these publishers and manufacturers falls below a satisfactory level, we could also experience a decline in revenue, operating profit and consumer satisfaction, and our reputation could be harmed. Our contracts with our clients are generally one to two years in duration, with an automatic renewal provision for additional one-year periods, unless we are provided with a written notice before the end of the contract. We have no material long-term or exclusive contracts or arrangements with any clients that guarantee the availability of products. Clients that currently supply products to us may not continue to do so, and we may be unable to establish new relationships with clients to supplement or replace existing relationships.

Sales of products for one client, Symantec Corporation, accounted for approximately 24.3% of our revenue in 2008. In addition, revenues derived from proprietary Digital River services sold to Symantec consumers and sales of Symantec products through our oneNetworkDirecttm retail and affiliate channel together accounted for approximately 9.4% of total Digital River revenue in 2008. In addition, a limited number of other software and physical goods clients contribute a large portion of our annual revenue. If any one of these key contracts is not renewed or otherwise terminates, or if revenues from these clients decline for any other reason (such as competitive developments), our revenue would decline and our ability to sustain profitability would be impaired. If our contract with Symantec is not renewed, renegotiated or otherwise terminated, or if revenues from Symantec and Symantec-related services decline for any other reason, our revenue and our ability to sustain profitability could be materially adversely impaired.

•	Fluctuations in Demand. Our quarterly and annual operating results are subject to fluctuations in demand for the products or services offered by us or our clients, such as anti-virus software and anti-spyware software and consumer electronics. In particular, sales of anti-virus software represented a significant portion of our revenues in recent years, and continue to be very important to our business. Demand for anti-virus software is subject to the unpredictable introduction of significant computer viruses. To the extent that software publishers successfully introduce products or services not sold through our platform that are competitive with the products and services offered by our current clients (including anti-virus products and services), our revenues could be materially adversely affected. In addition, revenue generated by our software and digital commerce services is likely to fluctuate on a seasonal basis that is typical for the software publishing market, consumer electronics market, and computer and video games markets. Softening or weakening of traditionally high-volume periods, such as the holiday season, can materially adversely affect our revenues and operating results.

•	Changes in the E-commerce Industry. The nature of our business and the e-commerce industry in which we operate has undergone, and continues to undergo, rapid development and change. Thus, our chances of financial and operational success should be evaluated in light of the risks, uncertainties, expenses, delays and difficulties associated with operating a business in a relatively rapidly changing industry. If we are unable to address these issues, we may not be financially or operationally successful.

•	Dependence on Key Personnel. Our future success significantly depends on our ability to continue to identify, attract, hire, train, retain and motivate highly skilled personnel, including the continued services and performance of our senior management. Competition for these personnel is intense, particularly in the Internet industry. Our performance also depends on our ability to retain and motivate our key technical employees who are skilled in maintaining our proprietary technology platforms. The loss of the services of any of our executive officers or key employees could harm our business if we are unable to effectively replace that officer or employee, or if that person should decide to join a competitor or otherwise directly or indirectly compete with us. Further, we may need to incur additional operating expenses and divert other management time in order to search for a replacement.

•	Operating Expenses. Our operating expenses are based on our expectations of future revenue. These expenses are relatively fixed in the short-term. If our revenue for a quarter falls below our expectations and we are unable to quickly reduce spending in response, our operating results for that quarter would be harmed.

•	Infrastructure. The introduction by us of new websites, web stores or services, and the continued upgrading, development and maintenance of our systems and infrastructure to meet emerging market needs, leverage technical innovations, and remain competitive in our service and product offerings, may require a substantial investment of our resources and result in significant capital expenditures and operating costs.

•	Other Factors. Additional factors that may affect our revenues, operating results, continued growth, and our stock price include:

•	Competitive developments, including the introduction of new products and services and the announcement of new client and strategic relationships by our competitors;

•	General macroeconomic conditions, including severe downturns or recessions in the United States and elsewhere, global unrest, terrorist activities, and particularly those economic conditions affecting the e-commerce and retailer industries;

•	Changes that affect our clients or the viability of their product lines, and client decisions to delay new product launches or to invest in e-commerce initiatives;

•	Conditions or trends in the Internet and online commerce industries in the United States and around the world, including slower-than-anticipated growth of the online market as a vehicle for the purchase of software products, changes in consumer confidence in the safety and security of online commerce, and changes in the usage of the Internet and e-commerce;

•	The cost of compliance with U.S. and foreign laws, rules and regulations relating to our business, including the potential effect of new laws, rules and regulations, or interpretations of existing laws, rules and regulations, that affect our business operations or otherwise restrict or affect online commerce and/or the Internet as a whole, as well as our compliance with the rules and policies of entities whose services are critical for our continued operations, such as banks and credit card associations;

•	Our announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments or results of operations or other developments related to those acquisitions, and our ability to successfully integrate and manage acquired businesses;

•	Required changes in generally accepted accounting principles and disclosures; and

•	Sales or other transactions involving our common stock or our convertible notes.

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

Our international expansion efforts may not be successful in generating additional revenue.

We sell products and services to consumers outside the United States and we intend to continue expanding our international presence. In 2008, our sales to international consumers represented approximately 42.8% of our total sales. Expansion into international markets, particularly the European and Asia-Pacific regions, requires significant resources that we may fail to recover through generating additional revenue. Conducting business outside of the United States is subject to risks, including:

•	Changes in regulatory requirements and tariffs;

•	Uncertainty of application of local commercial, tax, privacy and other laws and regulations;

•	Reduced protection of intellectual property rights;

•	Difficulties in physical distribution for international sales;

•	Higher incidences of credit card fraud and difficulties in accounts receivable collection;

•	The burden and cost of complying with a variety of foreign laws, rules and regulations;

•	The possibility of unionization of our workforce outside the United States, particularly in Europe;

•	Political, social and economic instability and constraints on international trade; and

•	Import and export license requirements and restrictions of the United States and every other country in which we operate.

Any of the factors described above, as well as other risks of doing business outside the United States, may have a material adverse effect on our ability to increase or maintain foreign sales.

We may be unable to successfully and cost-effectively market, sell and distribute our services in foreign markets. Doing so may be more difficult or take longer than anticipated especially due to international challenges, such as language barriers, currency exchange issues and the fact that the Internet infrastructure in some foreign countries may be less advanced than the U.S. Internet infrastructure. If we are unable to successfully expand our international operations, or manage this expansion, our operating results and financial condition could be harmed.

New obligations to collect or pay transaction taxes could substantially increase the cost to us of doing business.

Many of the laws and regulations regarding the application of sales, use, value added tax (VAT) or other similar transaction taxes predate the growth of the Internet and online commerce. The application of transaction taxes to interstate and international sales over the Internet is complex and evolving. We currently collect taxes with respect to electronic software download and physical delivery of products in tax jurisdictions where we have taxable presence. A successful assertion by one or more tax jurisdictions that we should collect or were obligated to collect transaction taxes on the products we sell could harm our results of operations. The imposition by state and local governments of various taxes upon Internet commerce and related e-commerce activities could create administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on all of our online competitors, and decrease our future sales.

We could be liable for fraudulent, improper or illegal uses of our platforms and services.

In recent years revenues from our “remote control” platforms have grown as a percentage of our overall business, and we plan to continue to emphasize our self service e-commerce solutions. These platforms typically have an automated structure that allows customers to sign up for and use our e-commerce services without significant participation from Digital River personnel. Despite our efforts to contractually prohibit the sale of inappropriate and illegal goods and services and our efforts to detect the same, the remote control nature of these platforms increases the risk that transactions involving the sale of unlawful goods or services or the violation of the proprietary rights of others may occur before we become aware of them. Furthermore, unscrupulous individuals may offer for sale, or attempt to purchase, illegal products via such platforms under innocuous names, further frustrating our attempts to prevent inappropriate use of our services. Failure to detect inappropriate or illegal uses of our platforms by third parties could expose us to a number of risks, including fines, increased fees or termination of services by payment processors or credit card associations, risks of lawsuits, and civil and criminal penalties.

Loss of our credit card acceptance privileges, or changes to payment networks, fees, rules or practices, would seriously hamper our ability to process the sale of merchandise.

The payment by consumers for the purchase of digital or physical goods that we process is typically made by credit card or similar payment method. As a result, we must rely on banks or payment processors to process transactions, and must pay a fee for this service. From time to time, credit card associations may increase the interchange fees that they charge for each transaction using one of their cards. Any such increased fees will increase our operating costs and reduce our profit margins. We also are required by our processors to comply with credit card association operating rules, and we have agreed to reimburse our processors for any fines they are assessed by credit card associations as a result of processing payments for us. The credit card associations and their member banks set and interpret the credit card rules. Visa, MasterCard, American Express, Discover, or other card associations could adopt new operating rules or re-interpret existing rules that we, or our processors, might find difficult to follow. We have had payment processing agreements with certain of our payment processors terminated due to violations of their rules, and although we have been able to successfully migrate to new processors, such migrations require significant attention from our personnel, and often result in higher fees and customer dissatisfaction. Any disputes or problems associated with our payment processors could impair our ability to give customers the option of using credit cards to fund their payments. If we were unable to accept credit cards or other widely accepted forms of payment, our business would be seriously damaged. We also could be subject to fines or increased fees from MasterCard and Visa if we fail to detect that merchants are engaging in activities that are illegal or activities that are considered “high risk,” primarily the sale of certain types of digital content. We may be required to expend significant capital and other resources to monitor these activities.

Implementing our acquisition strategy could result in dilution and operating difficulties leading to a decline in revenue and operating profit.

A key element of our business strategy involves expansion through the acquisitions of businesses, assets, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. Between January 1, 1999 and December 31, 2008, we acquired 30 companies. We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships, and the purchase or sale of assets, including tangible and intangible assets such as intellectual property. We have acquired, and intend to continue engaging in strategic acquisitions of businesses, technologies, services and products. Since December 2007, we have acquired three businesses, IA Users Club d.b.a. CustomCD, Inc., DigitalSwift Corporation, and THINK Subscription, Inc.

Acquisitions may require significant capital infusions, typically entail many risks, and could result in unforeseen difficulties and expenditures in assimilating and integrating the operations, personnel, technologies, products and information systems of acquired companies or businesses. We have in the past and may in the future experience delays in the timing and successful integration of an acquired company’s technologies and product development, unanticipated costs and expenditures, changing relationships with customers, suppliers and strategic partners, or contractual, intellectual property or employment issues. Integration of an acquired business also may disrupt our ongoing business, distract management and make it difficult to maintain standards, controls and procedures. These challenges are magnified as the size of the acquisition increases. Furthermore, these challenges would be even greater if we acquired a business or entered into a business combination transaction with a company that was larger and more difficult to integrate than the companies we have historically acquired. Moreover, the anticipated benefits of any acquisition may not be realized. If a significant number of clients of the acquired businesses cease doing business with us, we would experience lost revenue and operating profit, and any synergies from the acquisition may be lost. In addition, key personnel of an acquired company may decide not to work for us. The acquisition of another company or its products and technologies may also require us to enter into a geographic or business market in which we have little or no prior experience. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities, amortization of intangible assets or impairment of goodwill. Acquisitions could also result in a dilutive impact to our earnings.

We may need to raise additional capital to achieve our business objectives, which could result in dilution to existing investors or increase our debt obligations.

We require substantial working capital to fund our business. In January 2005, we filed a registration statement to increase our available shelf registration amount and we have $82 million available for future use. In addition, we filed an acquisition shelf for up to approximately 1.5 million shares. In February 2006, we filed a shelf registration that would allow us to sell an undetermined amount of equity or debt securities in accordance with the recently approved rules applying to “well-known seasoned issuers.” If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced and these equity securities may have rights, preferences or privileges senior to those of our common stock. In June 2004, we issued 1.25% convertible notes which require us to make interest payments and will require us to pay principal when the notes become due in 2024 or in the event of acceleration under certain circumstances, unless the notes are converted into our common stock prior to that. On January 5, 2009, we announced that holders of 95.5% of these notes exercised the option to require us to repurchase those notes on January 2, 2009, at a purchase price of 100.25% of the principal amount of each tendered note for a total of approximately $187.9 million, which includes accrued interest of $1.2 million. Notes with an aggregate principal amount of $8,805,000 remain outstanding. For a thirty day period ending January 1, 2014, the remaining note holders have the right to have the debt redeemed at 100.25% of principal face amount. We may not have sufficient capital to service this or any future debt securities that we may issue, further, the conversion of the remaining notes into our common stock would result in further dilution to our stockholders. Our capital requirements depend on several factors, including the rate of market acceptance of our products, the ability to expand our client base, the growth of sales and marketing, and opportunities for acquisitions of other businesses. We have experienced significant operating losses and negative cash flow from operations during our operating history and may do so in the future. Additional financing may not be available when needed, on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures, which would harm our operating results and adversely affect our ability to sustain profitability.

Security breaches could hinder our ability to securely transmit confidential information and could materially affect our reputation, business operations, operating results and financial condition.

Our business depends in large part on the secure transmission of confidential information over public networks, including customers’ credit card and other payment account information, and the secure storage of confidential information. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary for secure transmission of confidential information, such as customer credit and debit card numbers. While we take significant steps to protect the security of confidential information in our possession, we cannot guarantee our security measures will prevent security breaches, or that future advances in computer and software capabilities and encryption technology, new cryptography tools and discoveries, and other events will enable us to prevent the breach or compromise of our security even if implemented by us. Further, the technology utilized in credit and debit cards, and the systems used for the transmission of payment card transactions, are controlled by the payment card industry, and vulnerabilities in these systems and technology can place payment card data at risk.

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

We regard the protection of our trademarks, copyrights, trade secrets and other intellectual property as critical to our success. We rely on a combination of patent, copyright, trademark, service mark and trade secret laws and contractual restrictions to protect our proprietary rights. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with parties with whom we conduct business, in order to limit access to and disclosure of our proprietary information. These contractual arrangements and the other steps taken by us to protect our intellectual property may not prevent misappropriation of our technology or deter independent third-party development of similar technologies. We also seek to protect our proprietary position by filing U.S. patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. Proprietary rights relating to our technologies will be protected from unauthorized use by third parties only to the extent they are covered by valid and enforceable patents or are effectively maintained as trade secrets. We pursue the registration of our trademarks and service marks in the U.S. and internationally. However, effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are made available online.

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

Claims against us related to infringement of other parties’ intellectual property rights, or the products we deliver, could require us to expend significant resources, enter into unfavorable licenses or require us to change our business plans.

From time to time, we are named as a defendant in lawsuits claiming that we have, in some way, violated the intellectual property rights of others. From time to time we are notified of several potential patent disputes, and expect that we will increasingly be subject to the assertion of patent infringement claims against us as our services expand in scope and complexity. Any assertions or prosecutions of claims like these could require us to expend significant financial and managerial resources. The defense of any claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause product enhancement delays or require that we develop non-infringing technology or enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may be unavailable on terms acceptable to us or at all. In the event of a successful claim of infringement against us and our failure or inability to develop non-infringing technology or license the infringed or similar technology on a timely basis, we may be unable to pursue our current business plan. We expect that we will increasingly be subject to patent infringement claims as our services expand in scope and complexity, and our results of operations and financial condition could be materially adversely affected.

We may become more vulnerable to third party claims as laws such as the Digital Millennium Copyright Act, the Lanham Act and the Communications Decency Act are interpreted by the courts. Claims may be made against us for negligence, copyright or trademark infringement, products liability or other theories based on the nature and content of software products or tangible goods that we deliver electronically and physically. Because we did not create these products, we are generally not in a position to know the quality or nature of the content of these products. Although we carry general liability insurance and require that our customers indemnify us against consumer claims, our insurance and indemnification measures may not cover potential claims of this type, may not adequately cover all costs incurred in defense of potential claims, or may not reimburse us for all liability that may be imposed. Any costs or imposition of liability that are not covered by insurance or indemnification measures could be expensive and time-consuming to address, distract management and delay product deliveries, even if we are ultimately successful in the defense of these claims.

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

Political and economic conditions, and current turmoil in United States and global markets, may adversely affect our revenue and results of operations, and stock price.

Our revenue and growth is dependent on the continued growth in demand for our clients’ products. Therefore, our operations and performance depend significantly on general geopolitical economic and business conditions, conditions in the financial services markets, the overall demand for consumer goods and services, and general political and economic developments. A decrease in demand for our clients’ products, whether due to conditions in the economies where we sell products or changes in consumer spending resulting from the macroeconomic and political climate, could result in a decline in our revenue and impair our ability to sustain profitability. The effect of the macroeconomic and political climate could also negatively impact our clients, such as causing delays in new product introductions, changes in client’s outsourcing behavior, increasing our difficulty in collecting client receivables, and increasing the risk of client bankruptcies and/or interruption or cessation of business, which may have a negative impact on our business, operating results, and financial condition.

Recent turmoil in U.S. and foreign credit markets, equity markets, and in the global financial services industry, including the bankruptcy, failure, collapse or sale of various financial institutions, the tightening in credit markets, and an unprecedented level of intervention from the U.S. and foreign governments, may continue to place pressure on the global economy and affect overall consumer spending and the availability of credit to us, our clients, and our customers. This turmoil increases the risk that the actual amounts realized in the future on our financial instruments and investments may significantly differ from the fair values currently assigned to them. If conditions in the global economy, U.S. economy or other key vertical or geographic markets remain uncertain or weaken further, they may have a material adverse effect on our business, operating results, and financial condition. Continued uncertainty in general geopolitical economic and business conditions may result in increased or continued volatility in our stock price.

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

Compliance with laws, rules and regulations, and changes in applicable laws, rules and regulations, may substantially increase our costs of doing business, limit our Internet activities, or otherwise adversely affect our ability to offer our services.

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

Because our services are accessible worldwide, and we facilitate sales of products to customers worldwide, international jurisdictions may claim that we are required to comply with their laws. Laws regulating Internet companies outside of the United States may be less favorable than those in the United States, giving greater rights to consumers, content owners and users. Compliance with international, federal, state and local laws may be costly or may require us to change our business practices or restrict our service offerings relative to those provided in the United States. Any failure to comply with foreign laws could subject us to penalties ranging from fines to bans on our ability to offer our services.

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

Applicability to the Internet of existing laws, rules and regulations governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy, continue to be interpreted by the courts, and the applicability and reach of such laws are therefore uncertain. The vast majority of these laws were adopted prior to the advent of the Internet, and do not contemplate or address the unique issues raised thereby. Developments in the applicability of existing laws, rules and regulations, and the impact of new laws, rules and regulations, to our business could harm our operating results and substantially increase the cost to us of doing business. Any change in laws, rules or regulations applicable to the Internet and to our business might require significant management and other resources to respond appropriately.

We are subject to regulations relating to consumer privacy.

We collect and maintain customer data from our customers, which subjects us to increasing international, federal and state regulations related to online privacy and the use of personal user information. Congress has enacted anti-SPAM legislation with which we must comply when providing email campaigns for our clients. Legislation and regulations are pending in various domestic and international governmental bodies that address online privacy protections. Several governments have proposed, and some have enacted, legislation that would limit the use of personal user information or require online services to establish privacy policies. In addition, the U.S. Federal Trade Commission, or FTC, has urged Congress to adopt legislation regarding the collection and use of personal identifying information obtained from individuals when accessing websites. In the past, the emphasis has been on information obtained from minors. Focus has now shifted to include online privacy protection for minors and adults.

Even in the absence of laws requiring companies to establish these procedures, the FTC has settled several proceedings resulting in consent decrees in which Internet companies have been required to establish programs regarding the manner in which personal information is collected from users and provided to third parties. We could become a party to a similar enforcement proceeding. These regulatory and enforcement efforts could limit our collection of and/or ability to share with our clients demographic and personal information from customers, which could adversely affect our ability to comprehensively serve our clients.

The European Union has adopted a privacy directive that regulates the collection and use of information that identifies an individual person. These regulations may inhibit or prohibit the collection and sharing of personal information in ways that could harm our clients or us. Failure to comply with member state implementations of these directives may result in fines, private lawsuits and enforcement actions. These enforcement actions can include interruption or shutdown of operations relating to the collection and sharing of information pertaining to citizens of the European Union.

Failure to develop our technology to accommodate increased traffic could reduce demand for our services and impair the growth of our business.

We periodically enhance and expand our technology and transaction-processing systems, network infrastructure and other technologies to accommodate increases in the volume of traffic on our technology platforms. The volume of traffic on our technology platforms is affected by a variety of factors, including new product launches by existing clients, the launch of commerce websites on our technology platforms for new clients, and seasonal fluctuations in customer demand. Any inability to add software and hardware or to develop and upgrade existing technology, transaction-processing systems or network infrastructure to manage increased traffic and traffic spikes on our technology platforms may cause unanticipated systems disruptions, slower response times and degradation in client services, including impaired quality and speed of order fulfillment. Failure to manage increased traffic and traffic spikes could harm our reputation and significantly reduce demand for our services, which would impair the growth of our business. We may be unable to improve and increase the capacity of our network infrastructure sufficiently or anticipate and react to expected increases in the use of the platform to handle increased volume. Further, additional network capacity may not be available from third-party suppliers when we need it. Our network and our suppliers’ networks may be unable to maintain an acceptable data transmission capability, especially if demands on the platform increase.

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

We provide commerce, marketing and delivery services to our clients and consumers through our proprietary technology transaction processing and client management systems. These systems also maintain an electronic inventory of products and gather consumer marketing information. The satisfactory performance, reliability and availability of the technology and the underlying network infrastructure are critical to our operations, level of client service, reputation and ability to attract and retain clients. We have experienced periodic interruptions, affecting all or a portion of our systems, which we believe will continue to occur from time-to-time. Any systems damage or interruption that impairs our ability to accept and fill client orders could result in an immediate loss of revenue to us, and could cause some clients to purchase services offered by our competitors. In addition, frequent systems failures could harm our reputation.

Although we maintain system redundancies in multiple physical locations, our systems and operations are vulnerable to damage or interruption from:

•	Fire, flood and other natural disasters;

•	Operator negligence, improper operation by, or supervision of, employees, physical and electronic break-ins, misappropriation, computer viruses and similar events; and

•	Power loss, computer systems failures, denial-of-service attacks, and Internet and telecommunications failure.

We may not carry sufficient business interruption insurance to fully compensate us for losses that may occur.

We may become liable to clients who are dissatisfied with our services.

We design, develop, implement and manage e-commerce solutions that are crucial to the operation of our clients’ businesses. Defects in the solutions we develop could result in delayed or lost revenue, adverse consumer reaction, and/or negative publicity, which could require expensive corrections. Clients who experience these adverse consequences either directly or indirectly by using our services could bring claims against us for substantial damages. Any claims asserted could exceed the level of any insurance coverage that may be available to us. The successful assertion of one or more large claims that are uninsured, that exceed insurance coverage or that result in changes to insurance policies, including future premium increases, could adversely affect our operating results or financial condition.

Our clients’ sales cycles and the implementation process for our commerce solution are time-consuming, which may cause us to incur substantial expenses and expend management time without generating corresponding consumer revenue, which would impair our cash flow.

We market our services directly to software publishers, online retailers, consumer electronics companies and other prospective customers. These relationships are typically complex and take time to finalize. Due to operating procedures in many organizations, a significant amount of time may pass between selection of our products and services by key decision-makers, the signing of a contract, and the launch of a revenue-

generating commerce store. The period between the initial client sales call and the signing of a contract with significant sales potential is difficult to predict and typically ranges from six to twelve months. The implementation period between the signing of a contract and the launch of a revenue-generating commerce store for our larger clients is dependent on the features and functionality implemented in the commerce solution and typically ranges from one to four months. If at the end of a sales effort a prospective client does not purchase our products or services, we may have incurred substantial expenses and expended management time that cannot be recovered and that will not generate corresponding revenue. As a result, our cash flow and our ability to fund expenditures incurred during the sales cycle and implementation process may be impaired. We can incur substantial front-end cost to launch client sites and it may require a substantial time before those costs are recouped by us.

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

Sales outside the United States accounted for approximately 42.8% of our total sales in 2008. A significant portion of our cash and marketable securities are held in non-U.S domiciled countries. The results of operations of, and certain of our intercompany balances associated with, our internationally focused websites are exposed to foreign exchange rate fluctuations. Upon translation, net sales and other operating results from our international operations may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. If the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions will result in increased net revenues and operating expenses. Similarly, our net revenues and operating expenses will decrease if the U.S. dollar strengthens against foreign currencies. As we have expanded our international operations, our exposure to exchange rate fluctuations has become more pronounced. We may enter into short-term currency forward contracts to offset the foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. The use of such hedging activities may not offset more than a portion of the adverse financial impact resulting from unfavorable movements in foreign exchange rates. See Item 7A of Part II, for information demonstrating the effect on our consolidated statements of income from changes in exchange rates versus the U.S. dollar.

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

In January 2002, we adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). The statement generally establishes that goodwill and intangible assets with indefinite lives are not amortized, but are to be tested on an annual basis for impairment and, if impaired, are recorded as an impairment charge in income from operations. As of December 31, 2008, we had goodwill with an indefinite life of $273.8 million from our acquisitions. If our goodwill is determined for any reason to be impaired, the subsequent accounting of the impaired portion as an expense would lower our earnings and jeopardize our ability to demonstrate sustained profitability. In January 2008, we adopted Statement of Financial Accounting Standard No. 157 “Fair Value Measurements”. The Statement requires the reporting of assets at fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of assets can shift significantly and can cause a permanent or temporary impairment.

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

As of December 31, 2008, Digital River held $109.5 million of investments at par value, $93.2 million fair value, in auction-rate securities (ARS), all are AAA/Aaa-rated and 105-115 over collateralized by student loans guaranteed by the U.S. government. All the securities are 100% guaranteed by the Department of Education or the Federal Family Education Loan Program (FFELP) with the exception of two securities which are 82.5% and 99% guaranteed by FFELP.

All of these securities continue to fail at auction due to illiquid market conditions. Because of this, we have recorded a $16.3 million temporary fair value reduction to “Other Comprehensive Income” in 2008. The investment principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, or final payments come due according to the contractual maturities of the debt issues. If none of these events occur or if the credit markets deteriorate, we may in the future be required to take a larger fair value discount and may be required to take a permanent impairment resulting in a reduction of earnings and liquidity. We intend to hold our auction-rate securities until we can recover the full principal amount and have the ability to do so based on our other sources of liquidity. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table summarizes the various facilities that we lease for our business operations:

		Square
Description of Use	Primary Locations	Footage(1)	Lease Expirations

Corporate Office Facilities	Minnesota	162,500	2011
Other U.S. Office Facilities	California, Colorado, Illinois, Georgia, Nebraska, Ohio, Oregon, Pennsylvania, Utah	75,688	From 2009 to 2011
Non-U.S. Office Facilities	China, Germany, Ireland, Japan, Korea, Luxembourg, Sweden, Taiwan, United Kingdom	71,127	From 2009 to 2014
Off Site U.S. Data Centers	California, Minnesota, Utah	1,668	From 2009 to 2010
Off Site non U.S. Data Centers	Germany, Ireland, Sweden	800	From 2009 to 2011

(1)	Includes sub-leased space.

We believe our properties are suitable and adequate for our present needs. We periodically evaluate whether additional facilities are necessary.

ITEM 3.	LEGAL PROCEEDINGS

DDR Holdings, LLC has brought a claim against us and several other defendants regarding US Patents No. 6,629,135 (the “’135 patent”) and 6,993,572 (the “’572 patent”), which are owned by DDR Holdings. These patents claim e-commerce outsourcing systems and methods relating to the provision of outsourced e-commerce support pages having a common look and feel with a host’s website. The case was filed in the U.S. District Court for the Eastern District of Texas on January 31, 2006. The complaint seeks injunctive relief, declaratory relief, damages and attorneys’ fees. We have denied infringement of any valid claim of the patents-in-suit, and have asserted counter-claims which seek a judicial declaration that the patents are invalid and not infringed. In September 2006, DDR Holdings filed an application for reexamination of its patents based upon the prior art produced by us and the other defendants in the case. As part of that application, DDR Holdings asserted that this prior art raised a substantial question as to the patentability of the inventions claimed in the patents. In December 2006, the Court stayed the litigation pending a decision on the reexamination application. In February 2007, the US Patent and Trademark Office ordered reexamination of DDR’s patents. On September 4, 2008, the US Patent and Trademark Office issued a non-final office action rejecting the claims in the ’572 patent which were subject to reexamination. A further office action on the ’572 patent is pending following an interview of DDR Holdings by the patent examiner on December 18, 2008. Should the stay of litigation be lifted, we intend to vigorously defend ourselves in this matter. On January 5, 2009, the US Patent and Trademark Office issued a final office action rejecting the claims in the ’135 patent which were subject to reexamination.

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

Price Range of Common Stock

Our common stock is traded on the Nasdaq Global Select Market under the symbol “DRIV.” The following table sets forth, for the periods indicated, the high and low sale price per share of our common stock on that market. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

2007	High	Low

First Quarter	$58.67	$47.80
Second Quarter	$60.30	$43.70
Third Quarter	$49.71	$41.71
Fourth Quarter	$53.52	$32.38
2008
First Quarter	$39.48	$29.17
Second Quarter	$42.62	$30.68
Third Quarter	$45.45	$31.36
Fourth Quarter	$34.02	$16.88

Holders

As of February 2, 2009, there were approximately 339 holders of record of our common stock. On February 2, 2009, the last sale price reported on The Nasdaq Global Select Market for our common stock was $24.07 per share.

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

During 2008, 4,239,312 shares were repurchased under the 2007 Repurchase Program, including 3,876,612 shares repurchased pursuant to the accelerated share repurchase program. None of the repurchased shares have been retired.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information required in the table of Securities Authorized for Issuance under Equity Compensation Plans is incorporated by reference to our Proxy Statement in connection with our 2009 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

Securities Performance Measurement Comparison1

The SEC requires a comparison on an indexed basis of cumulative total stockholder return for the Company, a relevant broad equity market index and a published industry line-of-business index. The following graph shows a total stockholder return of an investment of $100 in cash on December 31, 2003 for (i) the Company’s Common Stock; (ii) the CRSP Total Return Index for the Nasdaq Stock Market (U.S. companies) (the “Nasdaq Composite Index”); and (iii) the RDG Technology Composite Index. The RDG Technology Composite Index is composed of approximately 500 technology companies in the semiconductor, electronics, medical and related technology industries. Historic stock price performance is not necessarily indicative of future stock price performance. All values assume reinvestment of the full amount of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Digital River, Inc., The NASDAQ Composite Index
And The RDG Technology Composite Index

*	$100 invested on 12/31/03 in stock or index-including reinvestment of dividends.
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

	December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Balance Sheet Data:
Current Assets	$603,686	$774,814	$704,046	$413,623	$315,499
Current Liabilities	443,662	245,102	206,159	168,976	116,752
Working capital	160,024	529,712	497,887	244,647	198,747
Total assets	1,070,252	1,127,744	1,006,263	669,549	504,521
Long-term obligations	24,517	206,362	196,345	195,022	195,000
Total stockholders’ equity	$602,073	$676,280	$603,759	$305,551	$192,769

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Statement of Income Data:
Revenue	$394,226	$349,275	$307,632	$220,408	$154,130
Costs and expenses
Direct cost of services	16,417	10,243	7,709	5,063	5,167
Network and infrastructure	41,040	32,309	29,250	19,817	15,164
Sales and marketing	150,118	134,401	113,462	69,371	52,083
Product research and development	51,184	39,179	32,341	20,690	14,293
General and administrative	39,525	38,937	34,158	21,484	17,006
Depreciation and amortization	15,980	12,706	10,983	8,833	8,203
Amortization of acquisition related intangibles	8,391	7,586	12,134	8,730	8,269

Total costs and expenses	322,655	275,361	240,037	153,988	120,185

Income from operations	71,571	73,914	67,595	66,420	33,945

Interest Income	18,019	32,167	22,836	9,668	3,166
Other income (expense), net	(3,319)	(3,006)	(949)	(4,701)	(1,525)

Income before income tax expense	86,271	103,075	89,482	71,387	35,586
Income tax expense	22,676	32,261	28,672	14,875	1,079

Net income	$63,595	$70,814	$60,810	$56,512	$34,507

Net income per share — basic	$1.72	$1.75	$1.58	$1.64	$1.07

Net income per share — diluted	$1.55	$1.58	$1.40	$1.41	$0.94

Shares used in per-share calculation — basic	37,016	40,444	38,593	34,536	32,328

Shares used in per-share calculation — diluted	42,106	45,914	44,642	41,448	38,532

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Overview

We provide e-commerce solutions globally to a wide variety of companies primarily in software, consumer electronics, and computer games and video games markets. We offer our clients a broad range of services that enable them to mitigate their risk and effectively build, manage, and grow online sales on a global basis. Our services include design, development and hosting of online stores, merchandising, order management, fraud prevention screening, popular online payment methods, export controls and management, denied parties screening, tax compliance and management, digital product delivery via download, physical product fulfillment, CD production, multi-lingual customer service, subscription management, online marketing services including email marketing, paid search program management, website optimization, web analytics , affiliate marketing and reporting.

Acquisitions and Comparability of Results

We acquired Direct Response Technologies, Inc. (now DR Marketing Solutions, Inc.) in January 2006, MindVision, Inc. in June 2006, NetGiro Systems AB in September 2007, IA Users Club, Inc. d.b.a. CustomCD and DigitalSwift Corporation in January 2008 and THINK Subscription, Inc. in September 2008. The results of these acquisitions must be factored into any comparison of our 2008 results to the results for 2007 or 2006. See Note 4 of our consolidated financial statements for the year ended December 31, 2008, for pro forma financial information as if these entities had been acquired on January 1, 2007.

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

Revenue Recognition.  We recognize revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition”, from services rendered once all the following criteria for revenue recognition have been met: (1) persuasive evidence of an agreement exists; (2) the services have been rendered; (3) the fee is fixed and determinable; and (4) collection of the amounts due is reasonably assured.

We evaluate the criteria outlined in Emerging Issues Task Force, (“EITF”) Issues No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as net revenue. We act as the merchant of record on most of the transactions processed and have contractual relationships with our clients, which obligate us to pay to the client a specified percentage of each sale. We derive our revenue primarily from transaction fees based on a percentage of the products sale price and fees from services rendered associated with the e-commerce and other services provided to our clients and end customers. Our revenue is recorded as net as generally our clients are subject to inventory risks and control customers’ product choices. We sell both physical and digital products. Revenue is recognized upon fulfillment and based upon when products are shipped and title and significant risk of ownership passes to the customer.

We also provide customers with various proprietary software backup services. We recognize revenue for these backup services based upon historical usage within the contract period of the digital backup services when this information is available. Digital backup services are recognized straight-line over the life of the backup service when historical usage information is unavailable. Shipping revenues are recorded net of any associated costs.

We also, to a lesser extent, provide fee-based client services, which include website design, custom development and integration, analytical marketing, affiliate marketing and email marketing services. If we receive payments for fee-based services in advance of delivery, these amounts, if significant, are deferred and recognized over the service period.

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

Credit Card Chargeback Reserve.  We use estimates based on historical experience and current trends to determine accrued chargeback expenses. Significant management judgments are used and estimates made in connection with these expenses in any accounting period. There may be material differences in our operating results for any period if we change our estimates or if the estimates are not accurate.

Goodwill, Intangibles and Other Long-Lived Assets.  We depreciate property, plant and equipment; amortize certain intangibles and certain other long-lived assets with definite lives over their useful lives. Useful lives are based on our estimates of the period of time over which the assets will generate revenue or benefit our business. We review assets with definite lives for impairment whenever events or changes in circumstances indicate that the value we are carrying on our financial statements for an asset may not be recoverable. Our evaluation considers non-financial data such as changes in the operating environment and business strategy, competitive information, market trends and operating performance. If there are indications that impairment may be necessary, we use an undiscounted cash flow analysis to determine the impairment amount, if any. Assets with indefinite lives are reviewed for impairment annually (or more frequently if there are indications that an impairment may be necessary) utilizing the two-step approach prescribed in Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other

Intangible Assets.” There have been no material impairments of goodwill and other intangible assets for the years 2008, 2007 and 2006.

Income Taxes and Deferred Taxes.  Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We record deferred tax assets for favorable tax attributes, including tax loss carryforwards. We currently have U.S. tax loss carryforwards, consisting solely of acquired operating tax loss carryforwards, and a lesser amount of acquired foreign operating tax loss carryforwards. A portion of the benefit of the acquired tax loss carryforwards has been reserved by a valuation allowance pursuant to United States generally accepted accounting principles. These valuation allowances of the deferred tax asset will be reversed if and when it is more likely than not that the deferred tax asset will be realized. We evaluate the need for a valuation allowance of the deferred tax asset on a quarterly basis. Any future release of valuation allowance will reduce income tax expense.

There is uncertainty of future realization of the deferred tax assets resulting from acquired tax loss carryforwards due to anticipated limitations, including limitations under Section 382 of the Internal Revenue Code. Therefore, a valuation allowance was recorded against the tax effect of such tax loss carryforwards. At December 31, 2008, the Company has a valuation allowance on approximately $1.4 million of deferred tax assets related to acquired operating losses and other tax attributes as we believe it is more likely than not that these deferred tax assets will not be realized. Any future release of this valuation allowance will reduce income tax expense.

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

No provision has been made for federal income taxes on approximately $81.3 million of our foreign subsidiaries undistributed earnings as of December 31, 2008 since we plan to indefinitely reinvest all such earnings. If these earnings were distributed to the U.S. in the form of dividends or otherwise, we would be subject to U.S. income taxes on such earnings. The amount of U.S. income taxes would be subject to adjustment for foreign tax credits and for the impact of the step-up in the basis of assets resulting from a Section 338 election made at the time of acquisition. If these earnings were to be distributed, the income tax liability would be approximately $17.5 million.

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

We have adopted SFAS 123(R) using the modified prospective transition method under which prior periods are not revised. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based awards that are ultimately expected to vest during the period. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of restricted stock is determined based on the number of shares granted and the closing price of our common stock on the date of grant. Compensation expense for all share-based payment awards is recognized using the straight-line amortization method over the vesting period. Stock-based compensation expense of $12.5 million was charged to operating expenses during 2008.

As stock-based compensation expense recognized in our Consolidated Statement of Income for 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our pro forma information required under SFAS 123, for periods prior to 2006, accounted for forfeitures as they occurred. In March 2005 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides supplemental implementation guidance for SFAS 123(R). We have applied the provision of SAB 107 in our adoption of SFAS 123(R).

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

Results of Operations

The following table presents certain items from our consolidated statements of income as a percentage of total revenue for the years indicated.

	2008	2007	2006

Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Direct cost of services	4.2	2.9	2.5
Network and infrastructure	10.4	9.3	9.5
Sales and marketing	38.1	38.5	36.9
Product research and development	13.0	11.2	10.5
General and administrative	10.0	11.1	11.1
Depreciation and amortization	4.0	3.6	3.6
Amortization of acquisition-related intangibles	2.1	2.2	3.9

Total costs and expenses	81.8	78.8	78.0

Income from operations	18.2	21.2	22.0
Interest Income	4.6	9.2	7.4
Other expense, net	(0.9)	(0.9)	(0.3)

Income before income tax expense	21.9	29.5	29.1
Income tax expense	5.8	9.2	9.3

Net income	16.1%	20.3%	19.8%

Revenue.  Our revenue increased to $394.2 million in 2008 from $349.3 million in 2007 and $307.6 million in 2006. The revenue increases were primarily attributable to growth in the number of online game and consumer electronic clients we served, increased sales from international sites, expanded strategic marketing activities with a larger number of clients, and acquisitions. Sales of security software products for PCs represent the largest contributor to our revenues. Acquisitions made during each of 2008, 2007 and 2006 generated approximately 2.6%, 1.3% and 3.5% of our total revenue for those years, respectively. International e-commerce sales have been stable at approximately 42.8%, 43.2% and 41.2% of revenue in the years ended December 31, 2008, 2007 and 2006, respectively. Sales of products for one software publisher client, Symantec Corporation, accounted for approximately 24.3% of our revenue in 2008, 26.2% in 2007 and 30.2% in 2006. In addition, revenues derived from proprietary Digital River services sold to Symantec consumers and oneNetworkDirecttm sales of Symantec products amounted to approximately 9.4% of our total revenue in 2008, 13.2% in 2007 and 16.6% in 2006.

Direct Cost of Services.  Our direct cost of services expenses primarily include costs related to personnel, product fulfillment, back-up CD production and delivery solution and certain client-specific costs. Direct cost of service expense was $16.4 million, $10.2 million and $7.7 million in 2008, 2007 and 2006, respectively. The increase in 2008 compared with 2007 was primarily driven by revenue growth and increased CD supply and personnel costs incurred through the DigitalSwift and CustomCD acquisitions in January 2008. The increase in 2007 compared with 2006 was primarily due to approximately $1.6 million in increased CD supply costs associated with higher gross sales and $0.8 million in additional personnel costs to support our largest clients and handle increased sales volume. As a percentage of revenue, direct cost of services increased to 4.2% in 2008 from 2.9% and 2.5% in 2007 and 2006, respectively.

We currently believe 2009 direct costs of services will remain relatively flat compared to 2008 in absolute dollars as costs associated with moderately higher CD sales volume are offset by lower costs and efficiencies related to the full integration of our CD companies. This outlook assumes continued financial challenges for consumers and macroeconomic uncertainty which is expected to temper our revenue performance indefinitely. If economic conditions improve or further deteriorate or we complete any future acquisitions we expect a correlating increase or decrease in direct cost of services in line with revenue.

Network and Infrastructure.  Our network and infrastructure expenses primarily include personnel related expenses and costs to operate and maintain our technology platforms, customer service, data communication and data center operations. Network and infrastructure expenses were $41.0 million in 2008, up from $32.3 million and $29.3 million in 2007 and 2006, respectively. The increase in 2008 from 2007 was due to $2.7 million increased workforce related costs, $1.9 million software licenses and $1.4 million data telecommunication expenses to support our global data center operations and increased revenue growth. In addition, $2.7 million of the increase in 2008 compared to 2007 was due to network and infrastructure costs related to NetGiro Systems which was acquired in September 2007. The increase in 2007 from 2006 was primarily due to $1.8 million in additional software license amortization expense, $1.3 million in increased data telecommunication and data center operations costs and $1.0 million of network and infrastructure costs related to our NetGiro Systems acquisition. The 2007 increases supported our revenue growth and were partially offset by $1.9 million lower personnel costs due primarily to Symantec Corporation bringing certain customer service activities in-house and the absence of workforce reduction related costs incurred in connection with the 2006 consolidation of our International customer service center located in Ireland. As a percentage of revenue, network and infrastructure costs increased to 10.4% from 9.3% and 9.5% in 2007 and 2006, respectively.

We currently believe network and infrastructure expenses will increase in absolute dollars in 2009 compared to 2008 as we continue to expand our global data center and customer service capacity. However, if global economic conditions further deteriorate, cost containment actions may result in lower network and infrastructure costs in 2009 as compared to 2008 to allow us to invest in higher opportunity areas of the business.

Sales and Marketing.  Our sales and marketing expenses mainly include credit card transaction and other payment processing fees, personnel and related costs, advertising, promotional and product marketing expenses, credit card chargeback’s and bad debt expense. Sales and marketing expenses were $150.1 million, $134.4 million and $113.5 million in 2008, 2007 and 2006, respectively. The increase in sales and marketing in 2008 compared to 2007 was due to $5.5 million additional workforce related costs to support our global growth initiatives, $3.9 million in credit card and other payment processing fees related to higher revenue and the addition of new payment methods and $2.8 million marketing and advertising costs to strengthen our presence in the video game and consumer electronics markets. Also, an additional $3.3 million in sales and marketing expenses were incurred in 2008 by NetGiro Systems, our global payment service provider which was acquired in September 2007. In addition, $1.0 million of sales and marketing expenses were incurred through our January 2008 CustomCD, Inc. and Digital Swift acquisitions. The increase in 2007 from 2006 resulted from an additional $9.2 million in personnel and related costs to support global strategic and product marketing, $5.7 million in promotional and product marketing expenses associated with our MarketForce services, primarily paid search and a $5.5 million increase in credit card and other payment processing fees directly related to incremental gross revenue and new international payment methods. Through our strategic marketing activities we continued to increase the value of existing client relationships. As a percentage of revenue, sales and marketing expense was 38.1% in 2008 from 38.5% and 36.9% in 2007 and 2006, respectively.

We currently believe sales and marketing expenses will remain relatively flat in absolute dollars in 2009 compared to 2008. We plan to support the expansion of our client relationships through investments in subscriptions, international payment processing and strategic marketing services. We also expect to continue our investments in key vertical markets, in particular consumer electronics and games. This outlook assumes continued financial challenges for consumers and macroeconomic uncertainty which is expected to temper our revenue performance indefinitely. If economic conditions improve or further deteriorate or we complete any future acquisitions we expect a correlating increase or decrease in sales and marketing expenses.

Product Research and Development.  Our product research and development expenses include the costs of personnel and related expenses associated with developing, maintaining and enhancing our technology platforms and related systems. Product research and development expense was $51.2 million in 2008, compared to $39.2 million and $32.3 million in 2007 and 2006, respectively. The increases in both 2008 and 2007 compared to the prior year were primarily due to additional workforce and facility costs in development and quality assurance. Recent acquisitions NetGiro, CustomCD, DigtalSwift and THINK Subscriptions comprised a total of approximately $5.4 million of the increase in research and development costs in 2008 compared to 2007. Our research and development investments supported on-going initiatives in our e-commerce infrastructure to advance global system scalability, our e-marketing capabilities, data management and client reporting. Key enhancements implemented in 2008 included regulatory environmental fee management, subscription solutions and new online payment types. In addition, remote control functionality was added to our platform to make it even easier for clients to drive revenue and manage their stores without relying on our personnel. We expect these investments to drive long-term operational efficiencies across the organization and provide further competitive differentiation. Our 2007 research and development costs included the impact of our September 2007 NetGiro Systems acquisition and as well as software development expenses related to our relationship with Electronic Arts, a leading interactive entertainment software company. We capitalized $4.7 million of internal software development employee and consultant labor costs in 2008. This capitalization was primarily related to design efforts on our new enterprise resource planning system and a new data management and reporting infrastructure. We did not capitalize any significant costs related to internal software development in 2007 or 2006. As a percentage of revenue, product research and development expense increased to 13.0% in 2008 from 11.2% in 2007 and 10.5% in 2006.

We currently believe that product research and development expenses will increase moderately in absolute dollars in 2009 compared to 2008, as a result of continued investments in product development required to remain competitive. However, if global economic conditions continue to deteriorate, cost containment actions may result in lower product research and development spending in 2009 as compared to 2008. If we complete any future acquisitions we expect research and development expenses to increase in line with higher revenue.

General and Administrative.  Our general and administrative expenses primarily include the costs of executive, accounting and administrative personnel and related expenses, professional fees for legal, tax and audit services, bank fees and insurance. General and administrative expenses were $39.5 million in 2008 compared to $38.9 million and $34.2 million in 2007 and 2006, respectively. The increase in 2008 compared to 2007 was primarily due to $1.4 million higher workforce related costs related to our September 2007 NetGiro Systems acquisition. This increase was partially offset by $0.9 million lower legal fees in 2008 due to the absence of costs related to our internal review of historical stock option practices. The increase in 2007 compared to 2006 resulted primarily from additional workforce related expenses required to support our global expansion and infrastructure investments and additional bank fees mainly through our NetGiro Systems acquisition. As a percentage of revenue, general and administrative expenses decreased to 10% in 2008 from 11.1% in both 2007 and 2006.

We currently believe that general and administrative expenses will decrease in absolute dollars in 2009 compared to 2008. We plan to continue to invest in our infrastructure to support continued organic growth. However, we expect these incremental expenses will be offset by efficiencies gained through the implementation of our new Enterprise Resource Planning (ERP) system, client reporting enhancements and cost containment measures. If we complete any future acquisitions we expect a correlating increase in our general and administrative expenses in line with increased revenue.

Depreciation and Amortization.  Our depreciation and amortization expenses include the depreciation of computer equipment and office furniture and the amortization of purchased and internally developed software, leasehold improvements made to our leased facilities and debt financing costs. Computer equipment, software and furniture are depreciated under the straight-line method using three to seven year lives and leasehold improvements are amortized over the shorter of the asset life or the remaining length of the lease. Depreciation and amortization expense increased to $16.0 million in 2008 from $12.7 million and $11.0 million in 2007 and 2006, respectively. The increased expenses in 2008 and 2007 resulted primarily from increases in our capital equipment, as gross capitalized property and equipment increased to $94.1 million on December 31, 2008, from $74.1 million and $56.4 million on December 31, 2007 and 2006, respectively.

We currently believe that depreciation and amortization expenses will increase in absolute dollars in 2009 compared to 2008 as we have and will continue to expand our worldwide customer support capacity, expand the number of operating global data centers and complete significant data management, client reporting projects to support our business initiatives and begin the amortization of our new ERP system and the depreciation of the associated equipment.

Amortization of Acquisition-Related Intangibles.  In 2008, our amortization of acquisition-related intangibles line item consists of the amortization of intangible assets recorded from our nine acquisitions in the past four years. Amortization of acquisition related intangibles was $8.4 million in 2008 compared to $7.6 million and $12.1 million in 2007 and 2006, respectively. The increase in 2008 reflects the expenses associated with our acquisitions of CustomCD, DigitalSwift and THINK Subscription which were partially offset by the full amortization of prior acquisitions. The decrease in 2007 from 2006 reflects the full amortization of several past acquisitions partially offset by the increased amortization of 2007 acquisitions. We complete our annual goodwill impairment test using a two-step approach in the fourth quarter of each year. Our assessment has indicated that there is no impairment of goodwill for the years ended December 31, 2008, 2007 and 2006. We have purchased, and expect to continue purchasing, assets or businesses, which may include the purchase of intangible assets.

Income from Operations.  Our income from operations in 2008 was $71.6 million, down from $73.9 million in 2007 and up from $67.6 million in 2006. As a percentage of revenue, income from operations was 18.2% in 2008, 21.2% in 2007 and 22.0% in 2006. Income from operations decreased during 2008 from 2007 and 2006 as a percentage of revenue as expenses grew faster than revenues primarily due to higher spending on global growth and operational efficiency initiatives.

Interest Income.  Our interest income represents the total of interest income on our cash, cash equivalents, short-term investments and long-term investments. Interest income was $18.0 million, $32.2 million and $22.8 million in 2008, 2007 and 2006, respectively. The decrease in interest income in 2008 compared to 2007 was primarily due to the use of $138 million in cash for our share repurchase program during the first quarter of 2008. Also, interest income declined in 2008 due to significantly lower market yields on our portfolio. The increase in interest income in 2007 compared to 2006 was primarily due to higher cash balances and slightly higher interest rates.

We currently anticipate interest income will decline in 2009 due to lower cash balances and lower market yields when compared to 2008. The company used about $187.9 million of cash in January 2009, which includes accrued interest of $1.2 million; to satisfy the majority of holders of our 1.25% Convertible Senior Notes due 2024 who exercised their put option to require the company to repurchase their notes. In total, 95.5% of the $195 million Convertible Senior Notes were repurchased by the company. As of January 31, 2009, approximately $8.8 million of the Convertible Senior Notes remained outstanding.

Other Expense, Net.  Our other expense, net line item includes the total of interest expense on our debt, foreign currency transaction gains and losses and asset disposal gains and losses. Interest expense was $2.5 million in 2008 compared to $2.4 million in 2007 and 2006 and was related primarily to our Convertible Senior Notes. We reported a $0.3 million gain from foreign currency remeasurement in 2008 compared to a $0.6 million loss in 2007 and a $1.5 million gain on foreign currency remeasurement in 2006. The loss on asset disposals was $1.1 million in 2008, and included one-time charges of approximately $0.5 million each for a settlement of patent litigation and a write-down of intangible assets related to our 2007 Bitpass asset acquisition. Disposals of assets were immaterial in 2007 and 2006. We currently believe interest expense will decline substantially in 2009 compared to 2008 and 2007 due to the decrease in outstanding Convertible Senior Notes.

Income Tax Expense.  In 2008, our tax expense was $22.7 million, consisting of approximately $26.9 million of current tax expense offset by approximately $4.2 million of deferred tax benefit. In 2007, our tax expense was $32.3 million, consisting of approximately $37.0 million of current tax expense offset by $4.7 million of deferred tax benefit. In 2006, our tax expense was $28.7 million, consisting of approximately $39.5 million of current tax expense offset by $10.8 million of deferred tax benefit. Our effective tax rate for 2008 was 26.3% compared to 31.3% in 2007 and 32.0% in 2006. Differences in our effective tax rate from the US statutory rate are primarily due to our mix of earnings from international operations and the differences in statutory rates in these countries from the US rate.

As of December 31, 2008, we had U.S. tax loss carryforwards of approximately $16.5 million and foreign tax loss carryforwards of $4.3 million. These tax loss carryforwards consist solely of acquired net operating losses. The U.S. tax loss carryforwards expire in the years 2021 through 2025. However, we anticipate most U.S. tax loss carryforwards will be utilized in the next few years.

There is uncertainty of future realization of the deferred tax assets resulting from acquired tax loss carryforwards due to anticipated limitations. Therefore, a valuation allowance was recorded against the tax effect of such tax loss carryforwards. At December 31, 2008, the Company has a valuation allowance on approximately $1.4 million of deferred tax assets related to acquired operating losses and other tax attributes as we believe it is more likely than not that these deferred tax assets will not be realized. Any future release of this valuation allowance will reduce income tax expense.

Comprehensive Income.  Comprehensive income includes revenues, expenses, gains and losses that are excluded from net earnings under GAAP. Items of comprehensive income are unrealized gains and losses on short term investments and foreign currency translation adjustments which are added to net income to compute comprehensive income. Comprehensive income is net of income tax benefits or expense.

In 2008, comprehensive income included $15.2 million recorded for unrealized foreign exchange losses on the revaluation of investments in foreign subsidiaries; $0.6 million net of $0.3 million tax benefit for unrealized investment losses; and $10.2 million net of $6.1 million tax benefit for the temporary impairment of auction rate securities, In 2007, comprehensive income included $18.3 million recorded for unrealized foreign exchange gains on the revaluation of investments in foreign subsidiaries; and $1.0 million net of $0.6 million tax expense for unrealized investment gains. In 2006, comprehensive income included $13.5 million recorded for unrealized foreign exchange losses on the revaluation of investments in foreign subsidiaries; and $0.6 million net of $0.2 million tax benefit for unrealized investment losses.

Liquidity and Capital Resources

As of December 31, 2008, we had $490.3 million of cash and cash equivalents and $10.0 million of short-term investments. As discussed below, on January 2, 2009 we paid approximately $187.9 million in connection with the repurchase of our Notes. The major components of our working capital are cash and cash equivalents, short-term investments and short-term receivables net of client payables. Our primary source of internal liquidity is our operating activities. Net cash provided by operating activities in 2008, 2007 and 2006 was $95.2 million, $146.4 million and $117.5 million, respectively. Net cash provided by operating activities in 2008 was primarily the result of net income adjusted for non-cash expenses, and decreases in accounts receivable partially offset by increases in prepaid and other assets. Net cash provided by operating activities in 2007 and 2006 was primarily the result of net income adjusted for non-cash expenses, increases in accrued liabilities accounts payable, and accounts receivable. Due to our adoption of SFAS 123(R), as of January 1, 2006, the impact of the excess tax benefits of stock-based compensation, defined as the benefits of a tax deduction for share-based payment expenses that exceeds the recognized compensation expenses, is now reported under financing activities with a corresponding deduction from operating activities in our Consolidated Statements of Cash Flows.

Net cash provided by investing activities was $144.8 million in 2008 and was the result of net sales of investments of $195.2 million, cash paid for acquisitions, net of cash received, of $23.5 million, and purchases of capital equipment of $26.9 million. Net cash used for investing activities was $128.7 million in 2007 and was the result of net purchases of investments of $78.3 million, cash paid for acquisitions, net of cash received, of $31.6 million, and purchases of capital equipment of $18.7 million. Net cash used for investing activities was $68.0 million in 2006 and was the result of net purchases of investments of $14.3 million, cash paid for acquisitions, net of cash received, of $37.8 million, and purchases of capital equipment of $15.9 million.

Net cash used for financing activities in 2008 was $124.2 million, net cash used for financing activities in 2007 was $35.5 million, net cash provided by financing activities in 2006 was $204.6 million. In 2008 our cash used in financing is mostly due to our stock repurchase which equaled $137.9 million and has been offset by sales to employees under our employee stock purchase plan and by exercise of stock options. In 2007 our cash used in financing is mostly due to our stock repurchase which equaled $63.0 million and has been offset by sales to employees under our employee stock purchase plan and by exercise of stock options. In 2006 our external financing has been provided primarily by the sale of our stock in private and public offerings, and, to a lesser extent, by sales to employees under our employee stock purchase plan and by exercise of stock options. In March 2006, we sold 4.0 million shares of our common stock. The offering provided net proceeds of $172.8 million, and was made pursuant to a shelf registration statement previously filed with the Securities and Exchange Commission. During 2008, proceeds from the exercise of stock options and the employee stock purchase plan provided cash of $9.9 million, cash used in the repurchase of restricted stock to satisfy tax withholding obligation was $0.6 million, and proceeds of $4.4 million were provided by the excess tax benefit from stock-based compensation. During 2007, proceeds from the exercise of stock options and the employee stock purchase plan provided cash of $16.0 million, cash used in the repurchase of restricted stock to satisfy tax withholding obligation was $0.5 million, and proceeds of $12.0 million were provided by the excess tax benefit from stock-based compensation. During 2006, proceeds from the exercise of stock options provided cash of $21.1 million, and proceeds of $9.0 million were provided by the excess tax benefit from stock-based compensation.

As of December 31, 2008, Digital River held $109.5 million of investments at par value, $93.2 million fair value, in auction-rate securities (ARS), all are AAA/Aaa-rated and 105-115 over collateralized by student loans guaranteed by the U.S. government. All the securities are 100% guaranteed by the Department of Education or the Federal Family Education Loan Program (FFELP) with the exception of two securities which are 82.5% and 99% guaranteed by FFELP. All of these securities continue to fail at auction due to illiquid market conditions.

We did determine a market value discount, due to current illiquid market conditions, of $16.3 million (14.9% of par value) existed as of December 31, 2008 and recorded a temporary fair value reduction to “Other

Comprehensive Income” on the balance sheet in 2008. We believe the securities will continue to yield the coupon rates.

The determination of fair value required management to make estimates and assumptions about the securities. The discounted cash flow model we used to value the securities included the following assumptions:

•	determination of the penalty coupon rate, frequency of reset period associated with each ARS

•	an average redemption period of seven years

•	a contribution of the ARS paying its contractually stated interest rate

•	determination of the risk adjusted discount rate based on LIBOR rates for these maturities plus market information on student loan credit spreads

In aggregate the ARS portfolio is yielding 2.3% and we continue to receive 100% of the contractually required interest payments. We continue to believe that we will be able to liquidate at par over time. Accordingly, we treated the fair value decline as temporary. We anticipate we have sufficient cash flow from operations to execute our business strategy and fund our operational needs. We believe that capital markets are also available if we need to finance other investing alternatives. See Note 9 for further information.

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

The following table summarizes our principal contractual commitments as of December 31, 2008:

	Payment due by period (In thousands)
	Total Amount				2013 and
Contractual Obligations	Committed	2009	2010	2011-2012	Thereafter

Operating Lease Obligations	$12,527	$5,048	$3,735	$2,999	$745
Convertible Senior Notes	$198,335	$187,934	$110	$220	$10,071
Total	$210,862	$192,982	$3,845	$3,219	$10,816

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

With respect to our 1.25% convertible senior notes due January 1, 2024 (the “Notes”), we are required to pay interest on the Notes on January 1 and July 1 of each year so long as the Notes are outstanding. On January 2, 2009, we paid $1.2 million in interest for the period July 1 through December 31, 2008. The Notes bear interest at a rate of 1.25% and, if specified conditions are met, are convertible into our common stock at a conversion price of $44.063 per share. The Notes may be surrendered for conversion under certain circumstances, including the satisfaction of a market price condition, such that the price of our common stock reaches a specified threshold; the satisfaction of a trading price condition, such that the trading price of the

Notes falls below a specified level; the redemption of the Notes by us, the occurrence of specified corporate transactions, as defined in the related indenture; and the occurrence of a fundamental change, as defined in the related indenture. The initial conversion price is equivalent to a conversion rate of approximately 22.6948 shares per $1,000 of principal amount of the Notes. We will adjust the conversion price if certain events occur, as specified in the related indenture, such as the issuance of our common stock as a dividend or distribution or the occurrence of a stock subdivision or combination. In addition, contingent interest is required to be paid to holders if certain conditions are met. If a fundamental change, such as a change in our control, as defined in the related indenture, occurs on or before January 1, 2009, we may also be required to purchase the Notes for cash and pay an additional make whole premium payable in our common stock upon the repurchase or conversion of the Notes in connection with the fundamental change.

Holders of the Notes have the right to require us to repurchase their Notes prior to maturity on January 1, 2009, 2014 and 2019. We have the right to redeem the Notes, under certain circumstances, on or after July 1, 2007 and prior to January 1, 2009, and we may redeem the Notes at any time on or after January 1, 2009. On January 5, 2009, we announced that holders of 95.5% of the Notes exercised the option to require us to repurchase those Notes on January 2, 2009 at a purchase price of 100.25% of the principal amount of each tendered Note. We paid an aggregate of approximately $187.9 million in connection with this repurchase, which includes $1.2 million in interest. Notes with an aggregate principal amount of approximately $8.8 million remain outstanding, which have been classified as long-term as of December 31, 2008.

We believe that existing sources of liquidity and the results of our operations will provide adequate cash to fund our operations and to repurchase the remaining Notes, if necessary, although we may seek to raise additional capital. In January 2005, we filed a registration statement to increase our available shelf registration amount and we have approximately $82 million available for future use. In addition, we filed an acquisition shelf registration statement for up to approximately 1.5 million shares. In February 2006, we filed a shelf registration that would allow us to sell an undetermined amount of equity or debt securities in accordance with the recently approved rules applying to “well known seasoned issuers.” These filings were made to provide future flexibility for acquisition and financing purposes. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. There can be no assurances that financing will be available in amounts or on terms acceptable to us, if at all.

2009 Outlook

We believe the outlook for our business remains positive for 2009. Global online sales continue to increase and buyers appear to be increasingly comfortable shopping online. In our core market, trends continue to favor the transition away from packaged, physical delivery of software to electronic download. Additionally, we see opportunities to grow our share of business in adjacent and complementary vertical markets such as consumer electronics and computer and video games. We also see opportunities to expand our core service offerings in areas such as payment processing, subscriptions management and strategic marketing. We anticipate making incremental investments in our people and technology in support of our strategic growth initiatives in 2009. We believe the initiatives outlined in our strategic plan will enable us to; 1) continue to be a leader in the software delivery market, 2) strengthen our product and service offering by investing in our core business, 3) expand into new vertical markets such as consumer electronics, and computer and video games and 4) supplement our growth through strategic acquisitions.

New Accounting Standards

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FAS 133” (“SFAS 161”). SFAS 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The provisions of SFAS 161 require entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows.

SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the effects, if any, that SFAS 161 may have on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 requires entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the effects, if any, that SFAS 160 may have on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” This revised Statement, which we refer to as SFAS No. 141R, is intended to simplify existing guidance and converge rulemaking under U.S. GAAP with international accounting rules. SFAS No. 141R will significantly change the accounting for business combinations in a number of areas, including the treatment of contingent consideration, contingencies, acquisition costs and restructuring costs. Also under this Statement, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the effects, if any, that SFAS No. 141R may have on our financial statements.

Off Balance Sheet Arrangements

None

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

Our portfolio of cash equivalents and investments is maintained in a variety of securities, including government obligations and money market funds. Investments are classified as available-for-sale securities and carried at their market value with cumulative unrealized gains or losses recorded as a component of “accumulated other comprehensive income/(loss)” within stockholders’ equity. A sharp rise in interest rates could have an adverse impact on the market value of certain securities in our portfolio. We do not currently hedge our interest rate exposure and do not enter into financial instruments for trading or speculative purposes or utilize derivative financial instruments. A hypothetical and immediate one percent (1%) increase in interest rates would decrease the fair value in our investment portfolio held at December 31, 2008 and 2007, by $0.2 million and by $1.48 million, respectively. A hypothetical and immediate one percent (1%) decrease in interest rates would increase the fair value in our investment portfolio held at December 31, 2008 and 2007, by $0.2 million and by $1.48 million, respectively. The approximate gains or losses in earnings are estimates, and actual results could vary due to the assumptions used. At December 31, 2008 and 2007, we had $195.0 million of 1.25% fixed rate contingent convertible debt outstanding.

Foreign Currency Risk

A large portion of our business is transacted in currencies other than the U.S. dollar, and, therefore, is subject to material foreign currency exchange rate risk. Because of our extensive international operations, we also face other risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures and other regulations and restrictions. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

Foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies result in gains and losses that are reflected in our Condensed Consolidated Statement of Income. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency-denominated transactions will result in increased net revenues and operating expenses. Conversely, our net revenues and operating expenses will decrease when the U.S. dollar strengthens against foreign currencies. The following schedule summarizes revenue, costs and expenses and income from operations that would have resulted had exchange rates in the current period been the same as those in effect in the comparable prior-year period for operating results.

The effect on our consolidated statements of income from changes in exchange rates versus the U.S. Dollar is as follows (in thousands):

	Year Ended December 31, 2008			Year Ended December 31, 2007			Year Ended December 31, 2006
	At Prior	Exchange		At Prior	Exchange		At Prior	Exchange
	Year	Rate	As	Year	Rate	As	Year	Rate	As
	Rates(1)	Effect(2)	Reported	Rates(1)	Effect(2)	Reported	Rates(1)	Effect(2)	Reported

Revenue	$391,481	$2,745	$394,226	$341,293	$7,982	$349,275	$307,071	$561	$307,632
Costs and expenses	318,471	4,184	322,655	269,682	5,679	$275,361	239,621	416	$240,037

Income from operations	$73,010	$(1,439)	$71,571	$71,611	$2,303	$73,914	$67,450	$145	$67,595

(1)	Represents the outcome that would have resulted had exchange rates in the current period been the same as those in effect in the comparable prior-year period for operating results.

(2)	Represents the increase (decrease) in reported amounts resulting from changes in exchange rates from those in effect in the comparable prior-year period for operating results.

Transaction Exposure

The Company enters into short term foreign currency forward contracts to offset the foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in current earnings in other income, net. Foreign currency transaction gains and losses were a gain of $0.3 million in 2008, a loss of $0.6 million in 2007 and a gain of $1.5 million in 2006.

Translation Exposure

Foreign exchange rate fluctuations may adversely impact our consolidated financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. These gains or losses are recognized as an adjustment to stockholders’ equity through accumulated other comprehensive income/(loss) net of tax benefit or expense. The potential loss in fair value resulting from a hypothetical 10% adverse currency movement is $24.7 million and $22.9 million for 2008 and 2007, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

QUARTERLY FINANCIAL DATA (UNAUDITED)

Our Financial Statements and Notes thereto appear beginning at page 53 of this report.

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)

2008
Revenue	$103,634	$98,374	$96,301	$95,917
Income from operations	20,617	14,227	17,515	19,212
Net income	18,283	13,219	15,634	16,459
Net income per share — basic	$0.47	$0.36	$0.43	$0.45
Net income per share — diluted	$0.43	$0.33	$0.39	$0.41

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)

2007
Revenue	$91,631	$78,227	$82,539	$96,878
Income from operations	23,015	12,998	14,646	23,255
Net income	20,706	14,493	15,299	20,316
Net income per share — basic	$0.51	$0.35	$0.38	$0.51
Net income per share — diluted	$0.46	$0.32	$0.35	$0.46

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures conducted as of December 31, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) were effective at reasonable assurance levels to ensure that the information required to be disclosed by us in this Form 10-K was recorded, processed, summarized and reported within the time periods specified in the rules and instructions for Form 10-K.

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2008, as stated in their report in which they expressed an unqualified opinion, which is included herein.

(c)	Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2008, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d)	Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Digital River, Inc.

We have audited Digital River, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Digital River, Inc’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Digital River, Inc’s internal control over financial reporting based on our audit.

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

In our opinion, Digital River, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Digital River, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of Digital River, Inc. and our report dated February 19, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Minneapolis, Minnesota
February 19, 2009

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information required in Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2009 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Other than the identification of executive officers, which is set forth in Part  I, Item 1 hereof, the information required in Item 10 of Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2009 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

We have adopted a Code of Conduct and Ethics, a copy of which we undertake to provide to any person, without charge, upon request. Such requests can be made in writing to the attention of Corporate Secretary at our principal executive offices address. To the extent permitted by the rules promulgated by NASDAQ, we intend to disclose any amendments to, or waivers from, the Code provisions applicable to our principal executive officer or senior financial officers, including our chief financial officer and controller, or with respect to the required elements of the Code, on our website, www.digitalriver.com under the “Investor Relations” link.

ITEM 11.	EXECUTIVE COMPENSATION

The information required in Item 11 of Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2009 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in Item 12 of Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2009 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in Item 13 of Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2009 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in Item 14 of Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2009 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements.

The consolidated financial statements required by this item are submitted in a separate section beginning on page 53 of this report.

(2) Financial Statement Schedules.

All schedules for which provision is made in the applicable accounting regulations of the SEC have been omitted as not required or not applicable, or the information required has been included elsewhere by reference in the financial statements and related notes, except for Schedule II, which is included with this Form 10-K, as filed with the SEC.

(3)	Exhibits.

Exhibit
Number		Description of Document

3	.1(2)	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.
3	.2(4)	Amended and Restated Bylaws of the Registrant, as currently in effect.
4	.1(5)	Specimen Stock Certificate.
4	.2(9)	Indenture dated as of June 1, 2004, between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the Note.
10	.1(5)	Form of Indemnity Agreement between Registrant and each of its directors and executive officers.
10	.3(5)	Consent to Assignment and Assumption of Lease dated April 22, 1998, by and between CSM Investors, Inc., IntraNet Integration Group, Inc. and Registrant.
10	.4(3)	Assignment of Lease dated April 21, 1998, by and between Intranet Integration Group, Inc. and Registrant.
10	.5(3)	Lease Agreement dated January 18, 2000, between Property Reserve, Inc. and Registrant.
10	.6(4)	First Amendment of Lease dated January 31, 2001, to that certain Lease dated April 24, 1996, between CSM Investors, Inc. and Registrant (as assignee of Intranet Integration Group, Inc.).
10	.7(6)	1998 Stock Option Plan, as amended and superseded by Exhibit 10.18.*
10	.8(7)	1999 Stock Option Plan, formerly known as the 1999 Non-Officer Stock Option Plan, as amended and superseded by Exhibit 10.18.*
10	.9(6)	2000 Employee Stock Purchase Plan, as amended, and offering.*
10	.11(8)	Second Amendment of Lease dated April 22, 2002, to that certain Lease dated April 24, 1996, between CSM Investors, Inc. and Registrant (as assignee of Intranet Integration Group, Inc.) as amended.
10	.12(8)	Second Amendment of Lease dated April 28, 2003, to that certain Lease dated January 18, 2000, between Property Reserve Inc. and Registrant.
10	.15(9)	Registration Rights Agreement dated as of June 1, 2004, between Digital River, Inc. and the initial purchasers of Senior Convertible Notes due January 1, 2024.

Exhibit
Number		Description of Document

10	.16(13)	Summary of Compensation Program for Non-Employee Directors.
10	.17(14)	Second Amended and Restated Symantec Online Store Agreement, by and among Symantec Corporation, Symantec Limited, Digital River, Inc. and Digital River Ireland Limited effective April 1, 2006 ‡
10	.18(10)	1998 Equity Incentive Plan (formerly known as 1998 Stock Option Plan).*
10	.19(13)	Amended and Restated Employment Agreement for Joel A. Ronning.*
10	.20(13)	Change of Control and Severance Agreement for Thomas M. Donnelly.*
10	.21(11)	Form of Amendment to Non-Qualified Stock Option Agreement.*
10	.22(12)	Inducement Equity Incentive Plan.*
10	.23(15)	2007 Equity Incentive Plan.*
10	.24(13)	Change of Control and Severance Agreement for Kevin L. Crudden.*
12	.1++	Computation of Ratio of Earnings to Fixed Charges.
21	.1++	Subsidiaries of Digital River, Inc.
23	.1++	Consent of Independent Registered Public Accounting Firm, dated February 19, 2009.
24	.1++	Power of Attorney, pursuant to which amendments to this Annual Report on Form 10-K may be filed, is included on the signature pages of this Annual Report on Form 10-K.
31	.1++	Certification of Digital River, Inc.’s Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2++	Certification of Digital River, Inc.’s Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	++	Certification of Digital River, Inc.’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

++	Filed herewith.

*	Management contract or compensatory plan.

‡	Confidential treatment has been requested for portions of this agreement, which portions have been filed † separately with the SEC.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 4, 2004.

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 1, 2006.

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 30, 2000.

(4)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001.

(5)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 333-56787), declared effective on August 11, 1998.

(6)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (File No. 333-105864) filed on June 5, 2003.

(7)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003.

(8)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed on May 15, 2003.

(9)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 13, 2004.

(10)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 31, 2005.

(11)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on August 9, 2005.

(12)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 20, 2005.

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 10, 2008.

(14)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 1, 2007.

(15)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 29, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Eden Prairie, State of Minnesota, on February 19, 2009.

DIGITAL RIVER, INC.

By:	/s/ Joel A. Ronning
Joel A. Ronning
Chief Executive Officer

We, the undersigned, directors and officers of Digital River, Inc., do hereby severally constitute and appoint Joel A. Ronning and Thomas M. Donnelly and each or any of them, our true and lawful attorneys and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Joel A. Ronning Joel A. Ronning	Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2009

/s/ Thomas M. Donnelly Thomas M. Donnelly	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 19, 2009

/s/ Perry W. Steiner Perry W. Steiner	Director	February 19, 2009

/s/ William Lansing William Lansing	Director	February 19, 2009

/s/ Thomas F. Madison Thomas F. Madison	Director	February 19, 2009

/s/ J. Paul Thorin Paul Thorin	Director	February 19, 2009

/s/ Frederic Seegal Frederic Seegal	Director	February 19, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Digital River, Inc.

We have audited the accompanying consolidated balance sheets of Digital River, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digital River, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Digital River, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Minneapolis, Minnesota
February 19, 2009

DIGITAL RIVER, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2008	2007
	(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$490,335	$381,788
Short-term investments	10,000	315,636
Accounts receivable, net of allowance of $2,457 and $2,489	53,216	64,914
Deferred income taxes	7,613	7,899
Prepaid expenses and other	42,522	4,577

Total current assets	603,686	774,814

Property and equipment, net	41,733	31,102
Goodwill	273,788	261,885
Intangible assets, net of accumulated amortization of $66,345 and $59,493	32,222	32,382
Long-term investments	93,213	—
Deferred income taxes	24,824	15,606
Other assets	786	11,955

TOTAL ASSETS	$1,070,252	$1,127,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Convertible senior notes	$186,195	$—
Accounts payable	184,361	180,386
Accrued payroll	14,841	12,704
Deferred revenue	13,651	10,384
Accrued acquisition costs	3,278	399
Other accrued liabilities	41,336	41,229

Total current liabilities	443,662	245,102

NON-CURRENT LIABILITIES:
Convertible senior notes	8,805	195,000
Other liabilities	15,712	11,362

Total non-current liabilities	24,517	206,362

TOTAL LIABILITIES	468,179	451,464

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred Stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $.01 par value; 120,000,000 shares authorized; 43,225,401 and 42,502,019 shares issued	432	425
Treasury stock at cost; 6,211,477 and 1,952,884 shares	(216,163)	(77,707)
Additional paid-in capital	623,778	597,128
Retained earnings	189,096	125,501
Accumulated other comprehensive income	4,930	30,933

Total stockholders’ equity	602,073	676,280

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,070,252	$1,127,744

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL RIVER, INC.

Consolidated Statements of Income

	For the Years Ended December 31
	2008	2007	2006
	(In thousands except per share data)

Revenue	$394,226	$349,275	$307,632
Costs and expenses
Direct cost of services	16,417	10,243	7,709
Network and infrastructure	41,040	32,309	29,250
Sales and marketing	150,118	134,401	113,462
Product research and development	51,184	39,179	32,341
General and administrative	39,525	38,937	34,158
Depreciation and amortization	15,980	12,706	10,983
Amortization of acquisition-related intangibles	8,391	7,586	12,134

Total costs and expenses	322,655	275,361	240,037

Income from operations	71,571	73,914	67,595
Interest Income	18,019	32,167	22,836
Other expense, net	(3,319)	(3,006)	(949)

Income before income tax expense	86,271	103,075	89,482
Income tax expense	22,676	32,261	28,672

Net income	$63,595	$70,814	$60,810

Net income per share — basic	$1.72	$1.75	$1.58

Net income per share — diluted	$1.55	$1.58	$1.40

Shares used in per-share calculation — basic	37,016	40,444	38,593

Shares used in per-share calculation — diluted	42,106	45,914	44,642

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL RIVER, INC.

Consolidated Statements of Stockholders’ Equity

							Retained
				Additional		Accumulated	Earnings	Total
	Common Stock		Treasury	Paid-In	Deferred	Comprehensive	(Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Stock	Capital	Compensation	Income (Loss)	Deficit)	Equity	Income (Loss)
	(In thousands)

BALANCE, December 31, 2005	35,034	$355	$(13,586)	$329,327	$(1,990)	$(2,431)	$(6,123)	$305,552	$54,411

Net income	—	—	—	—	—	—	60,810	60,810	60,810
Reclassification of deferred compensation balance upon adoption of SFAS 123(R)	—	—	—	(1,990)	1,990	—	—	—	—
Unrealized gain on investments	—	—	—	—	—	576	—	576	576
Foreign currency translation gain	—	—	—	—	—	13,463	—	13,463	13,463
Sale of common stock	4,000	40	—	172,740	—	—		172,780	—
Stock Issued for Acquisition	28	—	(12)	1,184	—	—	—	1,172	—
Exercise of stock options	1,220	12	—	21,106	—	—	—	21,118	—
Stock-based compensation	113	1	—	13,903	—	—	—	13,904	—
Tax withheld in restricted stock vesting	(8)	—	(426)	—	—	—	—	(426)	—
Tax benefit of stock-based compensation	—	—	—	12,700	—	—	—	12,700	—
Common stock issued under the Employee Stock Purchase Plan	71	1	—	2,110	—	—	—	2,111	—

BALANCE, December 31, 2006	40,458	$409	$(14,024)	$551,080	$—	$11,608	$54,687	$603,760	$74,849

Net income	—	—	—	—	—	—	70,814	70,814	70,814
Unrealized gain on investments	—	—	—	—	—	1,006	—	1,006	1,006
Foreign currency translation gain	—	—	—	—	—	18,319	—	18,319	18,319
Repurchase of common stock	(1,372)	—	(62,968)	—	—	—	—	(62,968)
Stock Issued for Acquisition	44	1	(189)	2,337	—	—	—	2,149	—
Exercise of stock options	1,220	12	—	13,498	—	—	—	13,510	—
Stock-based compensation	—	—	—	13,742	—	—	—	13,742	—
Restricted stock issued under equity incentive plans, net of forfeitures	135	2	—	(2)	—	—	—
Tax withheld in restricted stock vesting	(11)	—	(526)	—	—	—		(526)	—
Tax benefit of stock-based compensation	—	—	—	13,990	—	—	—	13,990	—
Common stock issued under the Employee Stock Purchase Plan	76	1	—	2,483	—	—	—	2,484	—

BALANCE, December 31, 2007	40,550	$425	$(77,707)	$597,128	$—	$30,933	$125,501	$676,280	$90,139

Net income	—	—	—	—	—	—	63,595	63,595	63,595
Unrealized loss on investments	—	—	—	—	—	(10,822)	—	(10,822)	(10,822)
Foreign currency translation loss	—	—	—	—	—	(15,181)	—	(15,181)	(15,181)
Repurchase of common stock	(4,239)	—	(137,858)	—	—	—	—	(137,858)
Exercise of stock options	426	4	—	7,167	—	—	—	7,171	—
Stock-based compensation	—	—	—	12,548	—	—	—	12,548	—
Restricted stock issued under equity incentive plans, net of forfeitures	186	2	—	(2)	—	—	—	—	—
Tax withheld in restricted stock vesting	(19)	—	(598)	—	—	—	—	(598)	—
Tax benefit of stock-based compensation	—	—	—	4,223	—	—	—	4,223	—
Common stock issued under the Employee Stock Purchase Plan	112	1	—	2,714	—	—	—	2,715	—

BALANCE, December 31, 2008	37,016	$432	$(216,163)	$623,778	$—	$4,930	$189,096	$602,073	$37,592

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL RIVER, INC.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands)

OPERATING ACTIVITIES:
Net income	$63,595	$70,814	$60,810
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of acquisition-related intangibles	8,391	7,586	12,134
Change in accounts receivable allowance, net of acquisitions	434	(174)	1,215
Depreciation and amortization	15,980	12,706	10,983
Stock-based compensation expense related to stock-based compensation plans	12,548	13,742	13,904
Excess tax benefits from stock-based compensation	(4,390)	(12,030)	(8,980)
Deferred income taxes and other	4,971	27,522	19,583
Change in operating assets and liabilities (net of acquisitions):
Accounts receivable	11,332	(6,863)	(14,678)
Prepaid and other assets	(26,505)	1,325	(1,293)
Accounts payable	6,531	32,181	3,701
Deferred revenue	3,235	3,046	811
Income tax payable	(5,366)	(7,076)	8,126
Accrued payroll and other accrued liabilities	4,478	3,609	11,190

Net cash provided by operating activities	95,234	146,388	117,506

INVESTING ACTIVITIES:
Purchases of investments	(480,917)	(436,806)	(193,609)
Sales of investments	676,108	358,470	179,296
Cash paid for acquisitions, net of cash received	(23,465)	(31,625)	(37,800)
Purchases of equipment and capitalized software	(26,898)	(18,722)	(15,907)

Net cash provided by/(used for) investing activities	144,828	(128,683)	(68,020)

FINANCING ACTIVITIES:
Proceeds from sales of common stock	—	—	172,780
Exercise of stock options	7,171	13,510	21,118
Sales of common stock under employee stock purchase plan	2,715	2,483	2,109
Repurchase of common stock	(137,858)	(62,968)	—
Repurchase of restricted stock to satisfy tax withholding obligation	(598)	(528)	(426)
Excess tax benefits from stock-based compensation	4,390	12,030	8,980

Net cash (used for)/provided by financing activities	(124,180)	(35,473)	204,561

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(7,335)	9,313	4,426

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	108,547	(8,455)	258,473
CASH AND CASH EQUIVALENTS, beginning of year	774,814	704,046	413,623
CASH AND CASH EQUIVALENTS, end of year	$883,361	$695,591	$672,096

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest on Convertible Senior Notes	$2,438	$2,438	$2,438

Cash paid for income taxes	$20,503	$8,232	$2,006

Noncash investing and financing activities:
Common stock issued in acquisitions and earn-outs	$—	$2,150	$1,172

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements
December 31, 2008 and 2007

1.	Nature of Operations and Summary of Significant Accounting Policies

We provide outsourced e-commerce solutions globally to a wide variety of companies primarily in the software, consumer electronics, computer game and video game markets. We were incorporated in 1994 and began building and operating online stores for our clients in 1996. We generate revenue primarily based on the sales of products made in those stores, and in addition, offer services designed to increase traffic to our clients’ online stores and to improve the sales effectiveness of those stores.

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

We are exposed to market risk from changes in foreign currency exchange rates. Our primary risk is the effect of foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating sales and expenses. At December 31, 2008, these exposures were mitigated through the use of foreign exchange forward contracts with maturities of approximately one week. The principal currency exposures being mitigated were the euro, British pound, Australian dollar, Swiss franc, Norwegian krone, Swedish krona and Canadian dollar. We also are exposed to foreign currency exchange risk as a result of changes in intercompany balance sheet accounts and other balance sheet items.

Our foreign currency forward contracts contain credit risk to the extent that our bank counterparties may be unable to meet the terms of the agreements. We minimize such risk by limiting our counterparties to major financial institutions of high credit quality.

Cash and Cash Equivalents

We consider all short-term, highly liquid investments, primarily high grade commercial paper and money market accounts, that are readily convertible into known amounts of cash and that have original or remaining maturities of three months or less at the date of purchase to be cash equivalents. As of December 31, 2008 and 2007, cash balances of $0.0 million and $1.5 million, respectively, were held by banks or credit card processors to secure potential future credit card fees, fines and chargebacks or for other payments. In addition, at December 31, 2008 and 2007, $0.3 million and $0.4 million were restricted by letter of credit and agreements required by international tax jurisdictions as security for potential tax liabilities.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Property and Equipment

Computer equipment, software and furniture are depreciated under the straight-line method using estimated useful lives of three to seven years and leasehold improvements are amortized over the shorter of the asset life or remaining length of the lease. Property and equipment at December 31 consisted of the following (in thousands):

	2008	2007

Computer hardware and software	$78,660	$60,977
Furniture, fixtures and leasehold improvements	15,475	13,077

Total property and equipment	$94,135	$74,054
Accumulated depreciation	(52,402)	(42,952)

Net property and equipment	$41,733	$31,102

Purchased Intangible Assets

Through both domestic and international acquisitions, we have continued to expand our global online businesses. Tangible net assets for our acquisitions were valued at their respective carrying amounts as we believe these amounts approximated their current fair values at the respective acquisition dates. The valuation of identifiable intangible assets acquired reflects management’s estimates based on, among other factors, use of established valuation methods. Such assets consist of customer lists and user base, trademarks and trade names, developed technologies and other acquired intangible assets, including contractual agreements. Identifiable intangible assets are amortized using the straight-line method over the estimated useful lives, generally three to ten years. We believe the straight-line method of amortization best represents the distribution of the economic value of the identifiable intangible assets acquired to date. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. The purchase prices of the acquisitions described in Note 4 below exceeded the estimated fair value of the respective related identifiable intangible and tangible assets because we believe these acquisitions will assist with our strategy of establishing and expanding our global online marketplace.

Long-Lived Assets

We review all long-lived assets, including intangible assets with definite lives, for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Under SFAS 144, impairment losses are recorded whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. For long-lived assets used in operations, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted cash flows. We measure the impairment loss based on the difference between the carrying amount and estimated fair value. An impairment loss is recognized when estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. As part of our evaluation, we consider certain non-financial data as indicators of impairment such as changes in the operating

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

environment and business strategy, competitive information, market trends and operating performance. When an impairment loss is identified, the carrying amount of the asset is reduced to its estimated fair value. There were no significant impairments of long-lived assets, including definite-lived intangible assets, recorded in 2008, 2007 or 2006.

Other Assets

The following table summarizes our other assets as of December 31 (in thousands):

	2008	2007

Unamortized debt financing costs	$224	$5,298
Cost of investment	—	6,000
Other	562	657

Total other assets	$786	$11,955

Unamortized debt financing costs, in the amount of about $5.1 million, related to the January 2, 2009 repurchase of our convertible senior notes, were reclassified to current as of December 31, 2008. In 2008, our cost of investment, which are preferred shares in a publicly traded company accounted for under the cost method of accounting, were reclassified to current assets due to their pending liquidation which occurred on January 20, 2009.

Other Accrued Liabilities

The following table summarizes our other accrued liabilities as of December 31 (in thousands):

	2008	2007

Accrued expenses	$24,148	$20,631
Sales, value-added and transaction taxes	19,788	20,598
Current income taxes	(2,600)	—

Total other accrued liabilities	$41,336	$41,229

Comprehensive Income

Comprehensive income includes revenues, expenses, gains and losses that are excluded from net earnings under GAAP. Items of comprehensive income are unrealized gains and losses on short term investments and foreign currency translation adjustments which are added to net income to compute comprehensive income. Comprehensive income is net of income tax benefits or expense.

In 2008, comprehensive income included $15.2 million recorded for unrealized foreign exchange losses on the revaluation of investments in foreign subsidiaries; $0.6 million net of $0.3 million tax benefit for unrealized investment losses; and $10.2 million net of $6.1 million tax benefit for the temporary impairment of auction rate securities. In 2007, comprehensive income included $18.3 million recorded for unrealized foreign exchange gains on the revaluation of investments in foreign subsidiaries, and $1.0 million net of $0.6 million tax expense for unrealized investment gains. In 2006, comprehensive income included $13.5 million recorded for unrealized foreign exchange gains on the revaluation of investments in foreign subsidiaries, and $0.6 million net of $0.2 million tax expense for unrealized investment gains

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition”, from services rendered once all the following criteria for revenue recognition have been met: (1) persuasive

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

evidence of an agreement exists; (2) the services have been rendered; (3) the fee is fixed and determinable; and (4) collection of the amounts due is reasonably assured.

We evaluate the criteria outlined in Emerging Issues Task Force, (“EITF”) Issues No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as net revenue. We act as the merchant of record on most of the transactions processed and have contractual relationships with our clients, which obligate us to pay to the client a specified percentage of each sale. We derive our revenue primarily from transaction fees based on a percentage of the products sale price and fees from services rendered associated with the e-commerce and other services provided to our clients and end customers. Our revenue is recorded as net as generally our clients are subject to inventory risks and control customers’ product choices. We sell both physical and digital products. Revenue is recognized upon fulfillment and based upon when products are shipped and title and significant risk of ownership passes to the customer.

We also provide customers with various proprietary software backup services. We recognize revenue for these backup services based upon historical usage within the contract period of the digital backup services when this information is available. Digital backup services are recognized straight-line over the life of the backup service when historical usage information is unavailable. Shipping revenues are recorded net of any associated costs.

We also, to a lesser extent, provide fee-based client services, which include website design, custom development and integration, analytical marketing, affiliate marketing and email marketing services. If we receive payments for fee-based services in advance of delivery, these amounts, if significant, are deferred and recognized over the service period.

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

Advertising Costs

The costs of advertising are charged to sales and marketing expense as incurred. We incurred advertising expense of $0.7 million, $0.1 million and $1.5 million in 2008, 2007 and 2006, respectively.

Income Taxes

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We record deferred tax assets for favorable tax attributes, including tax loss carryforwards. We currently have U.S. tax

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

loss carryforwards, consisting solely of acquired operating tax loss carryforwards, and a lesser amount of acquired foreign operating tax loss carryforwards. A portion of the benefit of the acquired tax loss carryforwards has been reserved by a valuation allowance pursuant to United States generally accepted accounting principles. These valuation allowances of the deferred tax asset will be reversed if and when it is more likely than not that the deferred tax asset will be realized. We evaluate the need for a valuation allowance of the deferred tax asset on a quarterly basis.

Interest Income

Our interest income line item is the total of interest income on our cash, cash equivalents, and investments. Interest income was $18.0 million, $32.2 million and $22.8 million in 2008, 2007 and 2006, respectively. The decrease in interest income from 2007 to 2008 was due to the use of $138 million in cash for our share repurchase program during the first quarter of 2008. Interest income also declined due to lower yields on our portfolio during 2008. The increase from 2006 to 2007 in interest income was primarily due to higher cash balances.

Other (Expense), Net

Our other (expense), net line item is the total of interest expense on our debt and foreign currency transaction gains and losses and disposals of asset gains and losses. Interest expense was $2.5 million in 2008 compared to $2.4 million in 2007 and 2006 and was related primarily to our Convertible Senior Notes. Our gain from foreign currency remeasurement was $0.3 million in 2008 compared to a loss of $0.6 million in 2007 and a gain of 1.5 million in 2006. The loss on disposals of assets was $1.1 million in 2008. Disposals of assets were immaterial in 2007 and 2006.

Research and Development and Software Development

Research and development expenses consist primarily of development personnel and non-employee contractor costs related to the development of new products and services, enhancement of existing products and services, quality assurance, and testing. We follow AICPA Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” in accounting for internally developed software. We capitalized $5.3 million related to software development during 2008, inclusive of amounts outside of Product Research and Development as recorded in our Consolidated Statement of Income. In 2007 and 2006, we capitalized $0.0 million and $0.1 million, respectively, of software development costs.

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

We have adopted SFAS 123(R) using the modified prospective transition method under which prior periods are not revised. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based awards that are ultimately expected to vest during the period. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of restricted stock is determined based on the number of shares granted and the closing price of our common stock on the date of grant. Compensation expense for all share-based payment awards is recognized using the straight-line amortization method over the vesting period. Stock-based compensation expense of $12.5 million was charged to operating expenses during 2008.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

As stock-based compensation expense recognized in our Consolidated Statement of Income for 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FAS 133” (“SFAS 161”). SFAS 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The provisions of SFAS 161 require entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the effects, if any, that SFAS 161 may have on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 requires entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the effects, if any, that SFAS 160 may have on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” This revised Statement, which we refer to as SFAS No. 141(R), is intended to simplify existing guidance and converge rulemaking under U.S. GAAP with international accounting rules. SFAS No. 141(R) will significantly change the accounting for business combinations in a number of areas, including the treatment of contingent consideration, contingencies, acquisition costs and restructuring costs. Also under this Statement, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the effects, if any, that SFAS No. 141R may have on our financial statements.

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

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the computation of basic and diluted earnings per share (in thousands, except per share data):

	For the Years Ended December 31,
	2008	2007	2006

Earnings per share — basic
Net income — basic	$63,595	$70,814	$60,810
Weighted average shares outstanding — basic	37,016	40,444	38,593

Earnings per share — basic	$1.72	$1.75	$1.58

Earnings per share — diluted
Net income — basic	63,595	$70,814	$60,810
Exclude: Interest expense and amortized financing cost of convertible senior notes, net of tax benefit	1,739	1,739	1,739

Net income — diluted	$65,334	$72,553	$62,549

Weighted average shares outstanding — basic	37,016	40,444	38,593
Dilutive impact of non-vested stock and options outstanding	665	1,045	1,624
Dilutive impact of convertible senior notes	4,425	4,425	4,425

Weighted average shares outstanding — diluted	42,106	45,914	44,642

Earnings per share — diluted	$1.55	$1.58	$1.40

In accordance with the Emerging Issues Task Force (EITF), Issue No. 04-8, the unissued shares underlying contingent convertible notes are treated as if such shares were issued and outstanding for the purposes of calculating GAAP diluted earnings per share beginning with the issuance of our 1.25% convertible senior notes on June 1, 2004.

3.	Investments

As of December 31, 2008 and 2007, our available-for-sale securities consisted of the following (in thousands):

		Unrealized Gain/(Loss)			Maturities/Reset Dates
		Less than 12	Greater than 12		Less than 12	Greater than 12
	Cost	Months	Months	Fair Value	Months	Months

2008
U.S. government sponsored entities	$9,900	$100	$—	$10,000	$10,000	$—
Student loan bonds	109,500	(16,287)	—	93,213	—	93,213

Total available-for-sale securities	$119,400	$(16,187)	$—	$103,213	$10,000	$93,213

2007
U.S. government sponsored entities	$139,377	$94	$859	$140,330	$69,070	$71,260
Student loan bonds	119,750	—	—	119,750	119,750	—
Other	55,556	—	—	55,556	55,556	—

Total available-for-sale securities	$314,683	$94	$859	$315,636	$244,376	$71,260

Realized gains or losses on investments are recorded in our statement of income within other income (expense), net. Realized losses on sales of investments were immaterial in 2008, 2007 and 2006.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

4.	Business Combinations, Goodwill and Intangible Assets

The following table summarizes the purchase acquisitions completed during the three years in the period ended December 31, 2008 (in thousands):

	Initial	Initial				Other Intangible Assets
	Shares	Purchase	Acquired	Assumed		Technology/	Customer	Non-compete
Acquisition	Issued	Consideration	Assets	Liabilities	Goodwill	Tradenames	Relationships	Agreements

2008
Think Subscription, Inc.	—	$5,100	$644	$(1,019)	$2,007	$1,209	$1,813	$—
CustomCD, Inc.		7,000	764	(355)	3,136	2,059	1,468
DigitalSwift Corporation	—	9,200	427	(459)	4,673	487	4,325	—

Total	—	$21,300	$1,835	$(1,833)	$9,816	$3,755	$7,606	$—

2007
Netgiro Systems AB	—	$27,386	$8,567	$(7,477)	$9,742	$4,424	$12,372	$—

Total	—	$27,386	$8,567	$(7,477)	$9,742	$4,424	$12,372	$—

2006
Mindvision, Inc.	—	$24,975	$2,555	$(8,036)	$18,859	$3,170	$4,490	$40
Direct Response Technologies, Inc.	—	14,876	1,573	(3,723)	11,343	2,465	3,620	—

Total	—	$39,851	$4,128	$(11,759)	$30,202	$5,635	$8,110	$40

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

On January 1, 2008, we acquired all of the capital stock of DigitalSwift Corporation (DigitalSwift), a privately-held company based in Madison, Georgia, for approximately $9.2 million in cash. DigitalSwift is a manufacturer and fulfiller of on-demand, dynamic and build-to-order CDs and DVDs to consumers. The agreement also provides DigitalSwift shareholders with an earn-out opportunity based on DigitalSwift achieving certain revenue and earnings targets during the first year subsequent to the acquisition. In 2008, we paid earn-outs of $1.0 million and accrued $3.0 million for future earn-out payments. Earn-outs were recorded as goodwill in 2008 as they were considered incremental to the purchase price.

On January 1, 2008, we acquired the assets of IA Users Club d.b.a. CustomCD, Inc. (CustomCD), a privately held company based in Portland, Oregon and Krefeld, Germany, for approximately $7.0 million in cash. This acquisition involved an asset purchase of the US-based business and a stock purchase of the business located in Germany. CustomCD creates, sells and delivers to consumers custom CDs and DVDs containing software, games, and other licensed content. The agreement also provides CustomCD shareholders with an earn-out opportunity based on CustomCD achieving certain revenue and earnings targets during the

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

first two years subsequent to the acquisition. In 2008, we paid earn-outs of $1.3 million. Earn-outs were recorded as goodwill in 2008 as they were considered incremental to the purchase price. Any future earn-out will result in additional goodwill.

Acquisitions completed in 2007

On September 1, 2007, we acquired all of the capital stock of NetGiro Systems AB (NetGiro), a privately held company based in Stockholm, Sweden, for approximately $27.4 million in cash. NetGiro is an online payment service provider.

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

Future Earn-outs

As of December 31, 2008, there were estimated future earn-outs of $3.0 million in accrued acquisition liabilities. Any of the estimated maximum potential future earn-out beyond the $3.0 million accrual will result in additional goodwill.

Pro Forma Operating Results (Unaudited)

The consolidated financial statements include the operating results of each business acquired from the date of acquisition. The following unaudited pro forma condensed results of operations for 2008, 2007 and 2006 have been prepared as if each of the acquisitions in 2008 had occurred on January 1, 2007, and as if each of the 2007 acquisitions had occurred on January 1, 2006 (in thousands except per share data):

	2008	2007	2006

Revenue	$395,698	$366,208	$322,296
Income from operations	70,373	70,590	68,260
Net income	62,400	67,494	61,338
Diluted income per share	$1.52	$1.51	$1.41

This pro forma financial information does not purport to represent results that would actually have been obtained if the transactions had been in effect on January 1, 2007 or 2006, as applicable, or any future results that may be realized.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

Goodwill

We account for our goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 precludes the amortization of goodwill and intangible assets with indefinite lives, but these assets are reviewed annually (or more frequently if impairment indicators arise) for impairment.

We complete our annual impairment test using a two-step approach based in the fourth quarter of each fiscal year and reassess any intangible assets, including goodwill, recorded in connection with earlier acquisitions. Our assessment has indicated that there is no impairment of goodwill for the years ended December 31, 2008, 2007 and 2006.

The changes in the net carrying amount of goodwill for the years ended December 31, 2008 and 2007 are as follows (in thousands):

Total

Balance as of December 31, 2006	$243,799
Goodwill from acquisitions and earn-outs	13,774
Adjustments(1)	4,312

Balance as of December 31, 2007	$261,885
Goodwill from acquisitions and earn-outs	14,955
Adjustments(1)	(3,052)

Balance as of December 31, 2008	$273,788

(1)	Adjustments to goodwill during the year ended December 31, 2008 and December 31, 2007, resulted primarily from foreign currency translation and tax adjustments relating to goodwill associated with our current and prior period acquisitions.

Intangible Assets

Information regarding our other intangible assets is as follows (in thousands):

	As of December 31, 2008
	Carrying Amount	Accumulated	Carrying Amount
	Gross	Amortization	Net

Customer relationships	$62,265	$37,931	$24,334
Non-compete agreements	5,312	5,301	11
Technology/tradename	30,991	23,114	7,877

Total	$98,568	$66,346	$32,222

	As of December 31, 2007
	Carrying Amount	Accumulated	Carrying Amount
	Gross	Amortization	Net

Customer relationships	$57,327	$33,761	$23,566
Non-compete agreements	5,351	5,328	23
Technology/tradename	29,197	20,404	8,793

Total	$91,875	$59,493	$32,382

Amortization expense was $8.4 million, $7.6 million and $12.1 million, respectively for the years ended 2008, 2007 and 2006, respectively. The result of the allocation of the purchase price between amortizable costs

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

and goodwill could have an impact on our future operating results. The components of intangible assets acquired during the years ended December 31, 2008, 2007 and 2006, are as follows (in thousands). No significant residual value is estimated for these assets.

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Life	Amount	Life	Amount	Life

Customer relationships	$7,606	6 years	$12,372	10 years	$8,110	8 years
Non-compete agreements	—	—	—	—	40	4 years
Technology/tradename	3,755	4 years	4,424	8 years	5,635	4 years

Total	$11,361	5 years	$16,796	10 years	$13,785	6 years

Estimated amortization expense for the remaining life of the intangible assets, based on intangible assets as of December 31, 2008, is as follows (in thousands):

Year

2009	$7,378
2010	5,868
2011	4,706
2012	4,543
2013	2,617
Thereafter	7,110

Total	$32,222

Following is an allocation of the net assets acquired from the acquisitions consummated and amounts paid under earn-out arrangements in 2008 and 2007 (in thousands) which includes subsequent year activity for 2007 acquisitions:

	2008	2007

Tangible assets	$1,835	$8,567
Liabilities assumed	(1,833)	(7,477)
Customer relationships	7,606	12,372
Technology/tradename	3,755	4,424
Goodwill ( year of acquisition)	9,816	9,742
Goodwill (subsequent to year of acquisition)	—	5,058

Net assets acquired	$21,179	$32,686

5.	Stock-Based Compensation

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

Our current plan is described more fully in Note 11.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

Expense Information under SFAS 123(R)

On January 1, 2006, we adopted SFAS 123(R) which requires measurement and recognition of compensation expense for all stock-based payments made to employees and directors including stock options, restricted stock grants and employee stock purchases made through our Employee Stock Purchase Plan based on estimated fair values. The following table summarizes stock-based compensation expense, net of tax, related to our stock-based compensation plans recognized under SFAS 123(R):

	Year Ended December 31,
	2008	2007
	(In thousands)	(In thousands)

Costs and expenses
Direct cost of services	$785	$807
Network and infrastructure	192	270
Sales and marketing	4,562	5,028
Product research and development	1,258	1,736
General and administrative	5,751	5,901

Stock-based compensation included in costs and expenses	12,548	13,742
Tax benefit	(2,802)	(3,737)

Stock-based compensation expense, net of tax	$9,746	$10,005

Valuation Information under SFAS 123(R)

During the twelve months ending ended December 31, 2008, 2007 and 2006 we used the Black-Scholes option pricing model with the following weighted average assumptions:

	2008	2007	2006

Risk-free interest rate	2.0%	4.5%	4.7%
Expected life (years)	3.37	3.46	4.08
Volatility factor	0.45	0.50	0.59
Expected dividends	—	—	—
Weighted average fair value of options granted	$10.74	$23.11	$19.00

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

As stock-based compensation expense recognized in the Consolidated Statement of Income for the twelve months ended December 31, 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

At December 31, 2008, there was approximately $24.4 million of total unrecognized stock-based compensation expense, adjusted for estimated forfeitures, related to unvested share-based awards. Unrecognized stock-based compensation expense is expected to be recognized over the next 2.44 years on a weighted average basis and will be adjusted for any future changes in estimated forfeitures.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

6.	Income Taxes

The components of pretax income are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006

United States	$46,988	$74,595	$65,171
International	39,283	28,480	24,311

Total	$86,271	$103,075	$89,482

The provision (benefit) for income taxes is composed of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006

Current tax expense (benefit):
United States federal	$18,792	$29,204	$34,362
State and local	1,223	1,842	2,160
International	6,858	5,939	2,915

Total current provision for income taxes	26,873	36,985	39,437
Deferred tax expense (benefit):
United States federal	(3,926)	(3,896)	(10,136)
State and local	(255)	(227)	(637)
International	(16)	(601)	8

Total deferred provision (benefit) for income taxes	(4,197)	(4,724)	(10,765)

Provision for income taxes	$22,676	$32,261	$28,672

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate of 35% to income before income taxes (in thousands):

	Year Ended December 31,
	2008	2007	2006

Tax expense at statutory rate	$30,195	$36,076	$31,319
State taxes, net of federal benefit	968	1,615	1,469
International rate differential	(7,860)	(4,623)	(3,193)
Tax Credits	(955)	(671)	(1,909)
Nondeductible expense and other	328	(136)	986

Total	$22,676	$32,261	$28,672

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the bases for income tax purposes. Significant components of deferred income taxes are as follows (in thousands):

	2008	2007

Deferred tax assets:
Net operating loss and credit carryforwards	$8,646	$12,412
Nondeductible reserves and accruals	21,075	9,144
Depreciation and amortization	4,777	3,339
Valuation allowance	(2,061)	(1,390)

Total deferred tax assets	32,437	23,505

Deferred tax liabilities:
Depreciation	(1,191.00)	—
Other intangibles	(11,016)	(5,054)

Total deferred tax liabilities	(12,207)	(5,054)

Net deferred tax assets	$20,230	$18,451

As of December 31, 2008, we had U.S. tax loss carryforwards of approximately $16.5 million and foreign tax loss carryforwards of $4.3 million. These tax loss carryforwards consist solely of acquired net operating losses. The U.S. tax loss carryforwards expire in the years 2021 through 2025. However, we anticipate most U.S. tax loss carryforwards will be utilized in the next few years.

There is uncertainty of future realization of the deferred tax assets resulting from acquired tax loss carryforwards due to anticipated limitations, including limitations under Section 382 of the Internal Revenue Code. Therefore, a valuation allowance was recorded against the tax effect of such tax loss carryforwards. At December 31, 2008, the Company has a valuation allowance on approximately $1.4 million of deferred tax assets related to acquired operating losses and other tax attributes as we believe it is more likely than not that these deferred tax assets will not be realized. Any future release of this valuation allowance will reduce expense.

On January 1, 2007, we adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48) an interpretation of FASB Statement No. 109 (SFAS 109). As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$3,340
Increases for tax positions taken during current year	1,072
Decreases for tax positions taken during prior years	1,035

Balance at December 31, 2007	5,447
Increases for tax positions taken during current year	2,957
Increases for tax positions taken during prior years	613
Decreases as a result of settlements with taxing authorities	(2,622)

Balance at December 31, 2008	$6,395

All of these unrecognized tax benefits would affect our effective tax rate if recognized. We recognize interest and penalties related to uncertain tax positions in income tax expense. We had approximately

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

$0.8 million and $0.1 million of accrued interest and penalties related to uncertain tax positions at December 31, 2008 and December 31, 2007, respectively.

The Company and its subsidiaries file income tax returns in U.S. federal and various state jurisdictions, and foreign jurisdictions. The tax years 2004-2008 remain open to examination by the major taxing jurisdictions to which we are subject. During 2008, the Internal Revenue Service (IRS) examined the Company’s 2004 U.S. income tax return. The examination was substantially completed, resulting in only minor agreed upon adjustments. The Company expects the examination to be finalized in 2009. Several of the Company’s international subsidiaries were also under examination during 2008 and the Company expects these examinations to be completed in 2009 as well. Due to the potential resolution of examinations currently being performed by taxing authorities, and the expiration of various statutes of limitation, it is reasonably possible that our gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $2.2 million.

No provision has been made for federal income taxes on approximately $81.3 million of our foreign subsidiaries undistributed earnings as of December 31, 2008 since we plan to indefinitely reinvest all such earnings. If these earnings were distributed to the U.S. in the form of dividends or otherwise, we would be subject to U.S. income taxes on such earnings. The amount of U.S. income taxes would be subject to adjustment for foreign tax credits and for the impact of the step-up in the basis of assets resulting from a Section 338 election made at the time of acquisition. If these earnings were to be distributed, the income tax liability would be approximately $17.5 million.

7.	Commitments and Contigencies

Leases

We currently have 38 facility leases in addition to leasing certain computer equipment under non-cancelable operating leases. Total rent expense, including common area maintenance charges, recognized under all leases was $7.1 million, $5.7 million and $4.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. The minimum annual rents under long-term leases at December 31, 2008, were as follows (in thousands):

Year ending December 31,	Lease Obligations

2009	5,048
2010	3,735
2011	2,312
2012	687
Thereafter	745

Total future minimum obligations	$12,527

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

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Indemnification Provisions

In the ordinary course of business we have included limited indemnification provisions in certain of our agreements with parties with whom we have commercial relations. Under these contracts, we generally indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with claims by any third party with respect to our domain names, trademarks, logos and other branding elements to the extent that such marks are applicable to our performance under the subject agreement. In certain agreements, including both agreements under which we have developed technology for certain commercial parties and agreements with our clients, we have provided an indemnity for other types of third-party claims. To date, no significant costs have been incurred, either individually or collectively, in connection with our indemnification provisions.

In addition, we are required by our credit card processors to comply with credit card association operating rules, and we have agreed to indemnify our processors for any fines they are assessed by credit card associations as a result of processing payments for us. The credit card associations and their member banks set and interpret the credit card rules. Visa, MasterCard, American Express, or Discover could adopt new operating rules or re-interpret existing rules that we or our credit card processors might find difficult to follow. We have had payment processing agreements with certain of our payment processors terminated due to violations of their rules. We also could be subject to fines or increased fees from MasterCard and Visa.

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

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

Holders of the Notes have the right to require us to repurchase their Notes prior to maturity on January 1, 2009, 2014 and 2019. We have the right to redeem the Notes at any time on or after January 1, 2009. On January 5, 2009, we announced that holders of 95.5% of the Notes exercised the option to require us to repurchase those Notes on January 2, 2009 at a purchase price of 100.25% of the principal amount of each tendered Note. Notes with an aggregate principal amount of $8,805,000 remain outstanding. In light of the right of holders to require us to redeem the Notes on January 1, 2009, on January 1, 2008, we reclassified the Notes as short-term debt. As such right has expired and the exercise of the next right to require us to redeem the Notes will not occur until January 1, 2014, we have reclassified the remaining Notes as long-term debt.

We incurred interest expense of $2.5 million in 2008 and made interest payments of $2.4 million. We incurred interest expense of $2.4 million in 2007 and made interest payments of $2.4 million. We incurred interest expense of $2.5 million in 2006 and made interest payments of $2.4 million.

9.	Fair Value Measurements

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

As of December 31, 2008, we held certain assets that are required to be measured at fair value on a recurring basis. These included cash equivalents and short and long-term investments.

As of December 31, 2008, Digital River held $109.5 million of investments at par value, $93.2 million fair value, in auction-rate securities (ARS), all are AAA/Aaa-rated and 105-115 over collateralized by student loans guaranteed by the U.S. government. All the securities are 100% guaranteed by the Department of Education or the Federal Family Education Loan Program (FFELP) with the exception of two securities which are 82.5% and 99% guaranteed by FFELP. All of these securities continue to fail at auction due to illiquid market conditions.

We did determine a market value discount, due to current illiquid market conditions, of $16.3 million (14.9% of par value) existed as of December 31, 2008 and recorded a temporary fair value reduction to “Other Comprehensive Income” on the balance sheet in 2008. We believe the securities will continue to yield the coupon rates.

The determination of fair value required management to make estimates and assumptions about the securities. The discounted cash flow model we used to value the securities included the following assumptions:

•	determination of the penalty coupon rate, frequency of reset period associated with each ARS

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

•	an average redemption period of seven years

•	a contribution of the ARS paying its contractually stated interest rate

•	determination of the risk adjusted discount rate based on LIBOR rates for these maturities plus market information on student loan credit spreads

In aggregate the ARS portfolio is yielding 2.3% and we continue to receive 100% of the contractually required interest payments. We continue to believe that we will be able to liquidate at par over time. Accordingly, we treated the fair value decline as temporary. We anticipate we have sufficient cash flow from operations to execute our business strategy and fund our operational needs. We believe that capital markets are also available if we need to finance other investing alternatives.

The table below presents our assets measured at fair value on a recurring basis as of December 31, 2008:

	Fair Value Measurements
	As of December 31, 2008
	Total	Level 1	Level 2	Level 3

Cash equivalents	$490,335	$490,335	$—	$—
Short-term investments	10,000	10,000	—	—
Long-term investments	93,213	—	—	93,213

Total assets measured at fair value	$593,548	$500,335	$—	$93,213

Based on market conditions, we have classified auction rate securities as Level 3 within FAS 157’s hierarchy since our initial adoption of FAS 157 at January 1, 2008. As of December 31, 2008, the difference between fair value and par value of these securities was $16.3 million, or 2.7% of total assets measured at fair value or 1.5% of total assets reported in our financial statements.

The following is a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3 inputs) (in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	Short-term	Long-term
	Investments	Investments	Total

Balance as of January 1, 2008	$119,750	$—	$119,750
Total gains or losses (realized/unrealized)
Included in other comprehensive income	—	(16,287)	(16,287)
Purchases, issuances, and settlements	(10,250)	—	(10,250)
Transfers in and/or out of Level 3	(109,500)	109,500	—

Balance as of December 31, 2008	$—	$93,213	$93,213

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, notes payable and accounts payable approximates fair value because of the short maturity of these instruments. As of December 31, 2008 and 2007, the fair value of our $195 million 1.25% fixed rate convertible senior notes was valued at $166 million and $246 million, respectively, based on the quoted fair market value of the debt.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

10.	Stockholders’ Equity

Share Repurchase Program

In June 2007 our Board of Directors authorized a new stock buyback program to repurchase up to an aggregate of $200 million of our common stock. This buyback program superseded the prior buyback program.

During 2008, 4,239,312 shares were repurchased under the 2007 Repurchase Program, including 3,876,612 shares repurchased pursuant to the accelerated share repurchase program. None of the repurchased shares have been retired.

The Accelerated Share Repurchase (ASR) agreement was entered into with Goldman Sachs (GS) on February 7, 2008 and called for GS to repurchase $127 million of Digital River, Inc. stock between February 7, 2008 and June 20, 2008. Based on the agreement, Digital River received a final share count based on a discount of the Volume Weighted Average Price of Digital River stock from February 21, 2008, through the end of the contract. On June 20, 2008, GS had concluded the ASR program with a final share delivery of 327,767 shares. The aggregate number of shares repurchased pursuant to the ASR program was 3,876,612 shares at an average price of $32.76 per share. The ASR agreement terminated upon completion of the ASR program on June 20, 2008 in accordance with its terms. With the conclusion of the ASR program, we completed the 2007 Repurchase Program.

During 2007, we repurchased 1,372,185 shares for $63.0 million. No shares were repurchased during 2006. None of the repurchased shares have been retired.

11.	Employee Benefit Plans

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

General Stock Award Information

As of December 31, 2008, there were 1,976,462 shares available for future awards under our 2007 Plan, respectively. The number of shares available has been reduced by three shares for every two shares granted under the stock award plan that does not provide for full payment by the participant.

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

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

have an exercise price of 110% of the fair market value of a share of common stock on the grant date and will expire no later than five years from the date of grant.

A summary of the changes in outstanding options is as follows:

				Weighted
	Shares		Options	Average
	Available	Options	Price	Price
	for Grant	Outstanding	Per Share	Per Share

Balance, December 31, 2005	1,928,584	4,523,385	$2.59 - $31.13	$16.69
Granted	(395,000)	395,000	29.75 - 57.36	38.64
Restricted stock effect on shares available for grant	(134,250)	N/A	N/A	N/A
Exercised		(1,219,736)	2.59 - 45.24	17.31
Canceled/expired	140,866	(140,866)	2.59 - 30.69	22.57

Balance, December 31, 2006	1,540,200	3,557,783	$2.59 - $57.36	$18.68
Granted	(573,376)	573,376	45.07 - 56.61	54.17
Restricted stock effect on shares available for grant	(251,426)	N/A	N/A	N/A
Exercised		(1,219,519)	2.59 - 45.24	11.08
Canceled/expired	133,330	(133,330)	4.56 - 56.61	38.01
Additional Shares Reserved	2,000,000	N/A	N/A	N/A

Balance, December 31, 2007	2,848,728	2,778,310	$2.59 - $57.36	$28.41
Granted	(807,000)	807,000	19.28 - 41.44	31.10
Restricted stock effect on shares available for grant	(278,952)	N/A	N/A	N/A
Exercised		(425,774)	4.56 - 38.17	16.84
Canceled/expired	213,686	(213,686)	9.13 - 56.61	38.59

Balance, December 31, 2008	1,976,462	2,945,850	$2.59 - $57.36	$30.08

The following table summarizes significant ranges of outstanding and exercisable options under our 1998 Plan and 2007 Plan as of December 31, 2008:

	Options Outstanding				Options Exercisable
		Weighted	Weighted	Aggregate		Weighted	Aggregate
	Number	Average	Average	Intrinsic	Number	Average	Intrinsic
Exercise Price	Outstanding	Life Remaining	Price	Value	Exercisable	Price	Value

$ 2.59 - $ 3.88	19,187	2.0 years	$2.74	$423,171	19,187	$2.74	$423,171
4.56 - 7.55	148,423	2.4 years	5.39	2,880,668	148,423	5.39	2,880,668
9.12 - 13.92	344,355	3.8 years	11.74	4,497,656	296,145	11.88	3,827,537
16.72 - 22.98	423,446	5.1 years	22.09	1,149,141	364,695	22.55	821,460
23.01 - 30.69	621,982	6.5 years	28.02	72,897	439,592	28.41	71,772
33.58 - 57.36	1,388,457	8.4 years	41.01	—	468,235	44.04	—

$ 2.59 - $57.36	2,945,850	6.6 years	$30.08	$9,023,533	1,736,277	$26.32	$8,024,608

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $24.80 as of December 31, 2008, which would have been received by the option holders had those option holders exercised their options as of that date. The total intrinsic value of options exercised during the twelve months ended December 31, 2008, 2007 and 2006 were $8.2 million, $48.9 million and $38.6 million, respectively, determined as of the date of exercise. The weighted average life remaining on exercisable options is 5.4 years.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

Restricted stock awards are subject to forfeiture if employment terminates prior to the release of the restrictions. During the vesting period, ownership of the shares cannot be transferred. Restricted stock is considered issued and outstanding at the grant date and has the same dividend and voting rights as other common stock. A summary of the changes in restricted stock under our 1998 Plan and 2007 Plan as of December 31, 2008 is as follows:

		Weighted
	Restricted	Average
	Stock	Fair Value

Non-Vested Balance, December 31, 2005	—	$—
Granted	89,500	39.96
Vested	—	—
Forfeited	—	—

Non-Vested Balance, December 31, 2006	89,500	$39.96
Granted	198,889	53.75
Vested	(23,713)	39.19
Forfeited	(31,272)	48.54

Non-Vested Balance, December 31, 2007	233,404	$50.64
Granted	498,550	29.04
Vested	(66,010)	49.42
Forfeited	(312,582)	33.61

Non-Vested Balance, December 31, 2008	353,362	$35.45

Employee Stock Purchase Plan

We also sponsor an employee stock purchase plan under which 1,200,000 shares have been reserved for purchase by employees. The purchase price of the shares under the plan is the lesser of 85% of the fair market value on the first or last day of the offering period. Offering periods are currently every six months ending on June 30 and December 31. Employees may designate up to ten percent of their compensation for the purchase of shares under the plan. Total shares purchased by employees under the plan were 111,640, 76,436 and 71,183 in the years ended December 31, 2008, 2007 and 2006, respectively. There are 368,777 shares still reserved under the plan as of December 31, 2008.

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

Employee Benefit Plan

We have a defined contribution 401(k) retirement plan for eligible employees. Employees may contribute up to 15% of their pretax compensation to the plan, with us providing a discretionary match of up to 50% of the total employee contribution. Amounts charged to expense related to our matching contributions were $2.2 million in 2008, $2.0 million in 2007 and $1.4 million in 2006.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

12.	Segment Information

We view our operations and manage our business as one reportable segment, providing outsourced e-commerce solutions globally to a variety of companies, primarily in the software and high-tech products markets. Factors used to identify our single operating segment include the financial information available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance. We market our products and services through our offices in the United States and our wholly-owned branches and subsidiaries operating in the United Kingdom, Germany, Ireland, Luxembourg, Japan, Taiwan and Sweden.

Sales to international customers accounted for 42.8%, 43.2% and 41.2% of revenue for 2008, 2007 and 2006, respectively. Sales are attributed to a geographic region based on the ordering location of the customer. Summarized revenue information by region for fiscal 2008, 2007 and 2006 is as follows (dollars in thousands):

	2008	2007	2006

United States	$225,385	$198,388	$180,905
Europe	112,211	103,385	87,854
Other	56,630	47,502	38,873

Total	$394,226	$349,275	$307,632

Revenue derived from sales of product from one software publisher, Symantec Corporation, accounted for approximately 24.3%, 26.2% and 30.2% of our total revenue in 2008, 2007 and 2006, respectively. In addition, revenues derived from proprietary Digital River services sold to Symantec consumers and dealer network sales of Symantec products amounted to approximately 9.4% of total Digital River revenue in 2008, 13.2% in 2007 and 16.6% in 2006.

The following table presents selected asset information by geographic area based on the physical location of the assets (in thousands):

	2008		2007
	United States	Europe	United States	Europe

Total property and equipment	$79,781	$14,354	$59,359	$14,695
Accumulated depreciation	(43,686)	(8,716)	(34,185)	(8,767)

Net property and equipment	$36,095	$5,638	$25,174	$5,928

Total intangible assets	$66,951	$31,617	$56,302	$35,573
Accumulated amortization	(47,487)	(18,859)	(41,385)	(18,108)

Net intangible assets	$19,464	$12,758	$14,917	$17,465

Total goodwill	$154,061	$142,182	$139,136	$145,204
Accumulated amortization	(22,455)	—	(22,455)	—

Net goodwill	$131,606	$142,182	$116,681	$145,204

13.	Subsequent Events

On January 5, 2009, we announced that holders of 95.5% of our convertible senior notes exercised the option to require us to repurchase those notes on January 2, 2009, at a purchase price of 100.25% of the principal amount of each tendered note for a total of approximately $187.9 million, which includes accrued interest of $1.2 million. Notes with an aggregate principal amount of about $8.8 million remain outstanding. This repurchase will also decrease our dilutive impact of convertible senior on our diluted shares outstanding from about 4.4 million shares to 0.2 million shares in 2009.

Digital River, Inc.

Schedule II
For Years Ended December 31, 2008, 2007 and 2006
(In thousands)

		Charges to
	Balance at	Costs and		Balance at
2008	Beginning of Year	Expenses	Deductions	End of Year

Allowance for doubtful accounts	$2,489	$5,214	$(5,246)	$2,457
Accrued chargeback reserve	1,186	9,514	(9,092)	1,608

		Charges to
	Balance at	Costs and		Balance at
2007	Beginning of Year	Expenses	Deductions	End of Year

Allowance for doubtful accounts	$2,339	$581	$(431)	$2,489
Accrued chargeback reserve	834	6,829	(6,477)	1,186

		Charges to
	Balance at	Costs and		Balance at
2006	Beginning of Year	Expenses	Deductions	End of Year

Allowance for doubtful accounts	$1,023	$1,426	$(110)	$2,339
Accrued chargeback reserve	1,445	2,937	(3,548)	$834

			Charged /
		Charged /	(Credited) to
Deferred income tax asset	Balance at	(Credited) to	Other	Balance at
Valuation Allowance	Beginning of Year	Expenses	Accounts(1)	End of Year

2008	$1,390	$—	$(19)	$1,371
2007	12,961	—	(11,571)	1,390
2006	17,504	—	(4,543)	12,961

(1)	Amounts not charged (credited) to expenses were charged (credited) to equity or goodwill

INDEX TO EXHIBITS

Exhibit
Number		Description of Document

3	.1(2)	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.
3	.2(4)	Amended and Restated Bylaws of the Registrant, as currently in effect.
4	.1(5)	Specimen Stock Certificate.
4	.2(9)	Indenture dated as of June 1, 2004, between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the Note.
10	.1(5)	Form of Indemnity Agreement between Registrant and each of its directors and executive officers.
10	.3(5)	Consent to Assignment and Assumption of Lease dated April 22, 1998, by and between CSM Investors, Inc., IntraNet Integration Group, Inc. and Registrant.
10	.4(3)	Assignment of Lease dated April 21, 1998, by and between Intranet Integration Group, Inc. and Registrant.
10	.5(3)	Lease Agreement dated January 18, 2000, between Property Reserve, Inc. and Registrant.
10	.6(4)	First Amendment of Lease dated January 31, 2001, to that certain Lease dated April 24, 1996, between CSM Investors, Inc. and Registrant (as assignee of Intranet Integration Group, Inc.).
10	.7(6)	1998 Stock Option Plan, as amended and superseded by Exhibit 10.19.*
10	.8(7)	1999 Stock Option Plan, formerly known as the 1999 Non-Officer Stock Option Plan, as amended and superseded by Exhibit 10.19.*
10	.9(6)	2000 Employee Stock Purchase Plan, as amended, and offering.*
10	.11(8)	Second Amendment of Lease dated April 22, 2002, to that certain Lease dated April 24, 1996, between CSM Investors, Inc. and Registrant (as assignee of Intranet Integration Group, Inc.) as amended.
10	.12(8)	Second Amendment of Lease dated April 28, 2003, to that certain Lease dated January 18, 2000, between Property Reserve Inc. and Registrant.
10	.15(9)	Registration Rights Agreement dated as of June 1, 2004, between Digital River, Inc. and the initial purchasers of Senior Convertible Notes due January 1, 2024.
10	.16(13)	Summary of Compensation Program for Non-Employee Directors.
10	.17(14)	Second Amended and Restated Symantec Online Store Agreement, by and among Symantec Corporation, Symantec Limited, Digital River, Inc. and Digital River Ireland Limited effective April 1, 2006 ‡
10	.18(10)	1998 Equity Incentive Plan (formerly known as 1998 Stock Option Plan).*
10	.19(13)	Amended and Restated Employment Agreement for Joel A. Ronning.*
10	.20(13)	Change of Control and Severance Agreement for Thomas M. Donnelly.*
10	.21(11)	Form of Amendment to Non-Qualified Stock Option Agreement.*
10	.22(12)	Inducement Equity Incentive Plan.*
10	.23(15)	2007 Equity Incentive Plan.*
10	.24(13)	Change of Control and Severance Agreement for Kevin L. Crudden.
12	.1++	Computation of Ratio of Earnings to Fixed Charges.
21	.1++	Subsidiaries of Digital River, Inc.
23	.1++	Consent of Independent Registered Public Accounting Firm, dated February 19, 2009.
24	.1++	Power of Attorney, pursuant to which amendments to this Annual Report on Form 10-K may be filed, is included on the signature pages of this Annual Report on Form 10-K.

Exhibit
Number		Description of Document

31	.1++	Certification of Digital River, Inc.’s Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2++	Certification of Digital River, Inc.’s Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	++	Certification of Digital River, Inc.’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

++	Filed herewith.

*	Management contract or compensatory plan.

‡	Confidential treatment has been requested for portions of this agreement, which portions have been filed separately with the SEC.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 4, 2004.

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 1, 2006.

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 30, 2000.

(4)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001.

(5)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 333-56787), declared effective on August 11, 1998.

(6)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (File No. 333-105864) filed on June 5, 2003.

(7)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003.

(8)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed on May 15, 2003.

(9)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 13, 2004.

(10)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 31, 2005.

(11)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on August 9, 2005.

(12)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 20, 2005.

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 10, 2008.

(14)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 1, 2007.

(15)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 29, 2008.