Form 10-K/A
period 2008-12-31
DIGITAL RIVER INC /DE
filed 2009-03-09
CIK 1062530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 19, 2009. We are amending Item 15 solely to correct a clerical error in the Consolidated Statement of Cash Flows.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.

This Amendment No. 1 does not reflect events occurring after the original filing date of the 2008 10-K or otherwise modify or update the disclosures set forth in the 2008 10-K, including the financial statements and notes to financial statements set forth in the 2008 10-K.

DIGITAL RIVER, INC.
INDEX TO FORM 10-K/A
For the Year Ended December 31, 2008

Page

PART I
Item 15. Exhibits and Financial Statement Schedules	2
Signatures	33
Exhibit 23.1	35
Exhibit 31.1	36
Exhibit 31.2	37
Exhibit 32	38
EX-23.1
EX-31.1
EX-31.2
EX-32

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements.

The consolidated financial statements required by this item are submitted in a separate section beginning on page 6 of this report.

(2) Financial Statement Schedules.

All schedules for which provision is made in the applicable accounting regulations of the SEC have been omitted as not required or not applicable, or the information required has been included elsewhere by reference in the financial statements and related notes, except for Schedule II, which is included with this Form 10-K, as filed with the SEC.

(3) Exhibits.

Exhibit
Number		Description of Document

3	.1(2)	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.
3	.2(4)	Amended and Restated Bylaws of the Registrant, as currently in effect.
4	.1(5)	Specimen Stock Certificate.
4	.2(9)	Indenture dated as of June 1, 2004, between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the Note.
10	.1(5)	Form of Indemnity Agreement between Registrant and each of its directors and executive officers.
10	.3(5)	Consent to Assignment and Assumption of Lease dated April 22, 1998, by and between CSM Investors, Inc., IntraNet Integration Group, Inc. and Registrant.
10	.4(3)	Assignment of Lease dated April 21, 1998, by and between Intranet Integration Group, Inc. and Registrant.
10	.5(3)	Lease Agreement dated January 18, 2000, between Property Reserve, Inc. and Registrant.
10	.6(4)	First Amendment of Lease dated January 31, 2001, to that certain Lease dated April 24, 1996, between CSM Investors, Inc. and Registrant (as assignee of Intranet Integration Group, Inc.).
10	.7(6)	1998 Stock Option Plan, as amended and superseded by Exhibit 10.18.*
10	.8(7)	1999 Stock Option Plan, formerly known as the 1999 Non-Officer Stock Option Plan, as amended and superseded by Exhibit 10.18.*
10	.9(6)	2000 Employee Stock Purchase Plan, as amended, and offering.*
10	.11(8)	Second Amendment of Lease dated April 22, 2002, to that certain Lease dated April 24, 1996, between CSM Investors, Inc. and Registrant (as assignee of Intranet Integration Group, Inc.) as amended.
10	.12(8)	Second Amendment of Lease dated April 28, 2003, to that certain Lease dated January 18, 2000, between Property Reserve Inc. and Registrant.
10	.15(9)	Registration Rights Agreement dated as of June 1, 2004, between Digital River, Inc. and the initial purchasers of Senior Convertible Notes due January 1, 2024.

Exhibit
Number		Description of Document

10	.16(13)	Summary of Compensation Program for Non-Employee Directors.
10	.17(14)	Second Amended and Restated Symantec Online Store Agreement, by and among Symantec Corporation, Symantec Limited, Digital River, Inc. and Digital River Ireland Limited effective April 1, 2006 ‡
10	.18(10)	1998 Equity Incentive Plan (formerly known as 1998 Stock Option Plan).*
10	.19(13)	Amended and Restated Employment Agreement for Joel A. Ronning.*
10	.20(13)	Change of Control and Severance Agreement for Thomas M. Donnelly.*
10	.21(11)	Form of Amendment to Non-Qualified Stock Option Agreement.*
10	.22(12)	Inducement Equity Incentive Plan.*
10	.23(15)	2007 Equity Incentive Plan.*
10	.24(13)	Change of Control and Severance Agreement for Kevin L. Crudden.*
12	.1(16)	Computation of Ratio of Earnings to Fixed Charges.
21	.1(16)	Subsidiaries of Digital River, Inc.
23	.1++	Consent of Independent Registered Public Accounting Firm, dated February 19, 2009.
24	.1(16)	Power of Attorney, pursuant to which amendments to this Annual Report on Form 10-K may be filed, is included on the signature pages of this Annual Report on Form 10-K.
31	.1++	Certification of Digital River, Inc.’s Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2++	Certification of Digital River, Inc.’s Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32++	Certification of Digital River, Inc.’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

++	Filed herewith.

*	Management contract or compensatory plan.

‡	Confidential treatment has been requested for portions of this agreement, which portions have been filed † separately with the SEC.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 4, 2004.

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 1, 2006.

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 30, 2000.

(4)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001.

(5)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 333-56787), declared effective on August 11, 1998.

(6)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (File No. 333-105864) filed on June 5, 2003.

(7)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003.

(8)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed on May 15, 2003.

(9)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 13, 2004.

(10)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 31, 2005.

(11)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on August 9, 2005.

(12)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 20, 2005.

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 10, 2008.

(14)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 1, 2007.

(15)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 29, 2008.

(16)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 19, 2009.

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

DIGITAL RIVER, INC.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands)

OPERATING ACTIVITIES:
Net income	$63,595	$70,814	$60,810
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of acquisition-related intangibles	8,391	7,586	12,134
Change in accounts receivable allowance, net of acquisitions	434	(174)	1,215
Depreciation and amortization	15,980	12,706	10,983
Stock-based compensation expense related to stock-based compensation plans	12,548	13,742	13,904
Excess tax benefits from stock-based compensation	(4,390)	(12,030)	(8,980)
Deferred income taxes and other	4,971	27,522	19,583
Change in operating assets and liabilities (net of acquisitions):
Accounts receivable	11,332	(6,863)	(14,678)
Prepaid and other assets	(26,505)	1,325	(1,293)
Accounts payable	6,531	32,181	3,701
Deferred revenue	3,235	3,046	811
Income tax payable	(5,366)	(7,076)	8,126
Accrued payroll and other accrued liabilities	4,478	3,609	11,190

Net cash provided by operating activities	95,234	146,388	117,506

INVESTING ACTIVITIES:
Purchases of investments	(480,917)	(436,806)	(193,609)
Sales of investments	676,108	358,470	179,296
Cash paid for acquisitions, net of cash received	(23,465)	(31,625)	(37,800)
Purchases of equipment and capitalized software	(26,898)	(18,722)	(15,907)

Net cash provided by/(used for) investing activities	144,828	(128,683)	(68,020)

FINANCING ACTIVITIES:
Proceeds from sales of common stock	—	—	172,780
Exercise of stock options	7,171	13,510	21,118
Sales of common stock under employee stock purchase plan	2,715	2,483	2,109
Repurchase of common stock	(137,858)	(62,968)	—
Repurchase of restricted stock to satisfy tax withholding obligation	(598)	(528)	(426)
Excess tax benefits from stock-based compensation	4,390	12,030	8,980

Net cash (used for)/provided by financing activities	(124,180)	(35,473)	204,561

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(7,335)	9,313	4,426

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	108,547	(8,455)	258,473
CASH AND CASH EQUIVALENTS, beginning of year	381,788	390,243	131,770
CASH AND CASH EQUIVALENTS, end of year	$490,335	$381,788	$390,243

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest on Convertible Senior Notes	$2,438	$2,438	$2,438

Cash paid for income taxes	$20,503	$8,232	$2,006

Noncash investing and financing activities:
Common stock issued in acquisitions and earn-outs	$—	$2,150	$1,172

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

Comprehensive Income

Comprehensive income includes revenues, expenses, gains and losses that are excluded from net earnings under GAAP. Items of comprehensive income are unrealized gains and losses on short-term investments and foreign currency translation adjustments which are added to net income to compute comprehensive income. Comprehensive income is net of income tax benefits or expense.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” This revised Statement, which we refer to as SFAS No. 141(R), is intended to simplify existing guidance and converge rulemaking under U.S. GAAP with international accounting rules. SFAS No. 141(R) will significantly change the accounting for business combinations in a number of areas, including the treatment of contingent consideration, contingencies, acquisition costs and restructuring costs. Also under this Statement, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the effects, if any, that SFAS No. 141(R) may have on our financial statements.

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

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the bases for income tax purposes. Significant components of deferred income taxes are as follows (in thousands):

	2008	2007

Deferred tax assets:
Net operating loss and credit carryforwards	$8,646	$12,412
Nondeductible reserves and accruals	21,075	9,144
Depreciation and amortization	4,777	3,339
Valuation allowance	(2,061)	(1,390)

Total deferred tax assets	32,437	23,505

Deferred tax liabilities:
Depreciation	(1,191)	—
Other intangibles	(11,016)	(5,054)

Total deferred tax liabilities	(12,207)	(5,054)

Net deferred tax assets	$20,230	$18,451

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

Balance at January 1, 2007	$3,340
Increases for tax positions taken during current year	1,072
Decreases for tax positions taken during prior years	1,035

Balance at December 31, 2007	$5,447
Increases for tax positions taken during current year	2,957
Increases for tax positions taken during prior years	613
Decreases as a result of settlements with taxing authorities	(2,622)

Balance at December 31, 2008	$6,395

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

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

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

(1)	Amounts not charged (credited) to expenses were charged (credited) to equity or goodwill

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on March 9, 2009.

DIGITAL RIVER, INC.

By:	/s/ Joel A. Ronning
Joel A. Ronning
Chief Executive Officer

INDEX TO EXHIBITS

23	.1++	Consent of Independent Registered Public Accounting Firm.
31	.1++	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2++	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32++	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

++	Filed herewith.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 4, 2004.

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 1, 2006.