Form 10-Q
period 2009-03-31
DIGITAL RIVER INC /DE
filed 2009-05-08
CIK 1062530

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The number of shares of common stock outstanding at April 1, 2009 was 38,176,234 shares.

DIGITAL RIVER, INC.
Form 10-Q
Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DIGITAL RIVER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited)
	March 31,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$347,863	$490,335
Short-term investments	7,000	10,000
Accounts receivable, net of allowance of $3,017 and $2,457	61,411	53,216
Deferred income taxes	7,606	7,613
Prepaid expenses and other	19,299	42,522

Total current assets	443,179	603,686

Property and equipment, net	44,417	41,733
Goodwill	264,643	273,788
Intangible assets, net of accumulated amortization of $67,138 and $66,345	29,380	32,222
Long-term investments	91,967	93,213
Deferred income taxes	22,686	24,824
Other assets	744	786

TOTAL ASSETS	$897,016	$1,070,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Convertible senior notes	$—	$186,195
Accounts payable	202,603	184,361
Accrued payroll	11,979	14,841
Deferred revenue	15,530	13,651
Accrued acquisition costs	255	3,278
Other accrued liabilities	36,845	41,336

Total current liabilities	267,212	443,662

NON-CURRENT LIABILITIES:
Convertible senior notes	8,805	8,805
Other liabilities	15,612	15,712

Total non-current liabilities	24,417	24,517

TOTAL LIABILITIES	291,629	468,179

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $.01 par value; 120,000,000 shares authorized; 44,405,401 and 43,225,401 shares issued	444	432
Treasury stock at cost; 6,229,167 and 6,211,477 shares	(216,600)	(216,163)
Additional paid-in capital	622,630	623,778
Retained earnings	205,687	189,096
Accumulated other comprehensive (loss)/income	(6,774)	4,930

Total stockholders’ equity	605,387	602,073

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$897,016	$1,070,252

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data; unaudited)

	Three Months Ended
	March 31,
	2009	2008
Revenue	$102,931	$103,634
Costs and expenses
Direct cost of services	3,942	4,175
Network and infrastructure	10,313	10,188
Sales and marketing	38,447	39,730
Product research and development	12,335	12,670
General and administrative	9,129	10,244
Depreciation and amortization	3,844	3,834
Amortization of acquisition-related intangibles	2,003	2,176

Total costs and expenses	80,013	83,017

Income from operations	22,918	20,617
Interest Income	1,189	6,246
Other expense, net	(1,348)	(749)

Income before income tax expense	22,759	26,114
Income tax expense	6,168	7,831

Net income	$16,591	$18,283

Net income per share — basic	$0.45	$0.47

Net income per share — diluted	$0.45	$0.43

Shares used in per-share calculation — basic	36,706	38,528

Shares used in per-share calculation — diluted	37,227	43,506

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Three Months Ended
	March 31,
	2009	2008
OPERATING ACTIVITIES
Net income	$16,591	$18,283
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of acquisition-related intangibles	2,003	2,176
Change in accounts receivable allowance, net of acquisitions	580	411
Depreciation and amortization	3,844	3,834
Stock-based compensation expense related to stock-based compensation plans	3,711	3,031
Excess tax benefits from stock-based compensation	(96)	(412)
Deferred and other income taxes	1,555	5,345
Change in operating assets and liabilities (net of acquisitions)
Accounts receivable	(10,607)	4,374
Prepaid and other assets	17,399	3,732
Accounts payable	23,129	4,798
Deferred revenue	2,191	1,248
Income tax payable	2,020	(7,357)
Other accrued liabilities	(7,729)	5,190

Net cash provided by operating activities	54,591	44,653

INVESTING ACTIVITIES
Purchases of investments	(2,122)	(94,714)
Sales of investments	10,000	122,050
Cash paid for acquisitions, net of cash received	(3,017)	(16,481)
Purchases of equipment and capitalized software	(6,894)	(4,192)

Net cash (used in)/provided by investing activities	(2,033)	6,663

FINANCING ACTIVITIES
Cash paid for convertible senior notes	(186,660)	—
Exercise of stock options	943	1,985
Repurchase of common stock	—	(137,858)
Repurchase of restricted stock to satisfy tax withholding obligation	(436)	(355)
Excess tax benefits from stock-based compensation	96	412

Net cash used in financing activities	(186,057)	(135,816)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(8,973)	8,512

NET DECREASE IN CASH AND CASH EQUIVALENTS	(142,472)	(75,988)
CASH AND CASH EQUIVALENTS, beginning of period	490,335	381,788

CASH AND CASH EQUIVALENTS, end of period	$347,863	$305,800

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest on convertible senior notes	$1,219	$1,219

Cash paid for income taxes	$4,947	$8,772

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which in our opinion are necessary to fairly state our consolidated financial position, results of operations and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Forms 10-K and 10-K/A for the year ended December 31, 2008, as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2009, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2009. The December 31, 2008, balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States.
Summary of Significant Accounting Policies
A detailed description of our significant accounting policies can be found in our most recent Annual Report filed on Forms 10-K and 10-K/A for the fiscal year ended December 31, 2008.
Software Development
Costs to develop software for internal use are required to be capitalized and amortized over the estimated useful life of the software in accordance with AICPA Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” We capitalized $5.6 million related to software development during the three months ended March 31, 2009. We did not capitalize any costs related to software development during the three months ended March 31, 2008.
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

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The components of comprehensive income are (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Net Income	$16,591	$18,283
Other comprehensive income:
Unrealized foreign exchange (loss)/gain on the revaluation of investments in foreign subsidiaries	(15,336)	15,233
Reduction in temporary impairment of auction rate securities	5,754	—
Unrealized (loss)/gain on investments	(7)	1,312
Tax expense	(2,115)	—

Other comprehensive income	(11,704)	16,545

Comprehensive income	$4,887	$34,828

Foreign Currency
We have adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FAS 133” (“SFAS 161”). SFAS 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The Statement does not affect amounts reported in the financial statements; it only expands the disclosure requirements of SFAS 133.
We are exposed to market risk from changes in foreign currency exchange rates. Our primary risk is the effect of foreign currency exchange rate fluctuations on the US dollar value of foreign currency denominated operating sales and expenses. At March 31, 2009, these exposures were mitigated by the use of foreign exchange forward contracts with maturities of approximately one week. The principal currency exposure being mitigated was the euro. Our foreign currency contracts contain credit risk to the extent that our bank counterparties may be unable to meet the terms of the agreements. See Appendix 1A — Risk Factors, for additional information.
Substantially all of our foreign subsidiaries use the local currency of their respective countries as their functional currency. We enter into foreign currency forward exchange contracts with bank counterparties. In general, these contracts mature one week from the date we entered into them. All of our derivatives are not designated as hedges under the provisions of SFAS 133 and are adjusted to fair value through income each period.
Assets and liabilities are translated at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated at the average exchange rates for the reported period. Gains and losses resulting from translation are recorded as a component of equity. Gains and losses resulting from foreign currency transactions are recognized as other expense, “net”. For the three months ended March 31, 2009, derivative activity was immaterial.
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
The following table summarizes the computation of basic and diluted net income per share (in thousands, except per share amounts):

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Earnings per share — basic
Net income — basic	$16,591	$18,283
Weighted average shares outstanding — basic	36,706	38,528

Earnings per share — basic	$0.45	$0.47

Earnings per share — diluted
Net income — basic	$16,591	$18,283
Exclude: Interest expense and amortized financing cost of convertible senior notes, net of tax benefit	21	434

Net income — diluted	$16,612	$18,717

Weighted average shares outstanding — basic	36,706	38,528
Dilutive impact of non-vested stock and options outstanding	321	553
Dilutive impact of convertible senior notes	200	4,425

Weighted average shares outstanding — diluted	37,227	43,506

Net income per share — diluted	$0.45	$0.43

Options to purchase 1,849,000 and 820,600 shares for the three months ended March 31, 2009 and 2008, respectively, were not included in the computation of diluted EPS, because their effect on diluted EPS would have been anti-dilutive.
In accordance with the Emerging Issues Task Force (EITF), Issue No. 04-8, the unissued shares underlying contingent convertible notes are treated as if such shares were issued and outstanding for the purposes of calculating GAAP diluted earnings per share beginning with the issuance of our 1.25% convertible senior notes on June 1, 2004.
3. BUSINESS COMBINATIONS, GOODWILL AND INTANGIBLE ASSETS
Business Combinations
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” This revised Statement, which we refer to as SFAS No. 141(R), is intended to simplify existing guidance and converge rulemaking under U.S. GAAP with international accounting rules. SFAS No. 141(R) will significantly change the accounting for business combinations in a number of areas, including the treatment of contingent consideration, contingencies, acquisition costs and restructuring costs. Also under this Statement, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. We adopted FAS 141(R) as of January 1, 2009 and the impact was immaterial to our financial statements.
Acquisitions completed in 2008
On September 1, 2008, we acquired all of the capital stock of Think Subscription, Inc. (Think Subscription), a privately-held company based in Provo, Utah, for approximately $5.1 million in cash. Think Subscription provides subscription management and fulfillment software to content publishers, online service providers, media vendors and other subscription-based businesses. The agreement provides Think Subscription shareholders with an earn-out opportunity based on Think Subscription achieving certain revenue and earnings targets during the first three years subsequent to the acquisition. Any future earn-out will result in additional goodwill.
On January 1, 2008, we acquired all of the capital stock of DigitalSwift Corporation (DigitalSwift), a privately-held company based in Madison, Georgia, for approximately $9.2 million in cash. DigitalSwift is a manufacturer and fulfiller of on-demand, dynamic and build-to-order CDs and DVDs to consumers. The agreement provides DigitalSwift shareholders with an earn-out opportunity based on DigitalSwift achieving certain revenue and earnings targets during the first year subsequent to the acquisition. In 2008, we paid earn-outs of $1.0 million and accrued $3.0 million for future earn-out payments. Earn-outs totaling $3.0 million were paid during the first quarter of 2009. These earn-outs have been recorded as goodwill in 2008 as they were considered incremental to the purchase price.

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On January 1, 2008, we acquired the assets of IA Users Club d.b.a. CustomCD, Inc. (CustomCD), a privately-held company based in Portland, Oregon and Krefeld, Germany, for approximately $7.0 million in cash. This acquisition involved an asset purchase of the US-based business and a stock purchase of the business located in Germany. CustomCD creates, sells and delivers to consumers custom CDs and DVDs containing software, games, and other licensed content. The agreement provides CustomCD shareholders with an earn-out opportunity based on CustomCD achieving certain revenue and earnings targets during the first two years subsequent to the acquisition. In 2008, we paid earn-outs of $1.3 million. Earn-outs were recorded as goodwill in 2008 as they were considered incremental to the purchase price. Any future earn-out will result in additional goodwill.
Future Earn-outs
As of March 31, 2009, there were no future earn-outs in accrued acquisition liabilities.
Pro Forma Operating Results (Unaudited)
The consolidated financial statements include the operating results of each business from the date of acquisition. The following unaudited pro forma condensed results of operations for the three months ended March 31, 2009 and 2008 have been prepared as if each of the acquisitions in 2008 had occurred on January 1, 2008, there were no acquisitions in 2009 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2009	2008
Revenue	$102,931	$104,232
Income from operations	22,918	20,360
Net income	16,591	18,028

Basic net income per share	$0.45	$0.47
Diluted net income per share	$0.45	$0.42
This pro forma financial information does not purport to represent results that would actually have been obtained if the transactions had been completed on January 1, 2008, or any future results that may be realized.
Goodwill and Other Intangible Assets
We account for our goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 precludes the amortization of goodwill and intangible assets with indefinite lives, but these assets are reviewed quarterly (or more frequently if impairment indicators arise) for impairment.
We complete our quarterly impairment test using a two-step approach and reassess any intangible assets, including goodwill, recorded in connection with earlier acquisitions. There was no material impairment of goodwill or other intangible assets in the three months ended March 31, 2009 and 2008.
Information regarding our other intangible assets is as follows (in thousands):

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	As of March 31, 2009
	Carrying Amount	Accumulated	Carrying Amount
	Gross	Amortization	Net
Customer relationships	$60,955	38,392	$22,563
Non-compete agreements	5,253	5,244	9
Technology/tradename	30,310	23,502	6,808

Total	$96,518	$67,138	$29,380

	As of December 31, 2008
	Carrying Amount	Accumulated	Carrying Amount
	Gross	Amortization	Net
Customer relationships	$62,265	$37,931	$24,334
Non-compete agreements	5,312	5,301	11
Technology/tradename	30,991	23,114	7,877

Total	$98,568	$66,346	$32,222

Amortization expense for the three months ended March 31, 2009 and 2008 was $2.0 million and $2.2 million, respectively. The result of the allocation of the purchase price between amortizable costs and goodwill could have an impact on our future operating results. Estimated amortization expense for the remaining life of the intangible assets, based on intangible assets as of March 31, 2009, is as follows (in thousands):

Year
2009	$5,352
2010	5,677
2011	4,600
2012	4,442
2013	2,522
2014	2,388
Thereafter	4,399

Total	$29,380

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
General Stock Award Information
As of March 31, 2009, there were 279,135 shares available for future awards under our 2007 Plan. The number of shares available has been reduced by three shares for every two shares of restricted stock awards granted under the Plans.

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
A summary of the changes in outstanding options is as follows:

				Weighted
	Shares		Options	Average
	Available	Options	Price	Price
	for Grant	Outstanding	Per Share	Per Share
Balance, December 31, 2007	2,848,728	2,778,310	$2.59 - $57.36	$28.41
Granted	(807,000)	807,000	19.28-41.44	31.10
Restricted stock effect on shares available for grant	(278,952)	N/A	N/A	N/A
Exercised		(425,774)	4.56-38.17	16.84
Canceled/expired	213,686	(213,686)	9.13-56.61	38.59

Balance, December 31, 2008	1,976,462	2,945,850	$2.59 - $57.36	$30.08
Granted	(40,000)	40,000	24.07 - 25.61	24.99
Restricted stock effect on shares available for grant	(1,701,453)	N/A	N/A	N/A
Exercised		(46,823)	6.37 - 27.28	20.13
Canceled/expired	44,126	(44,126)	4.65 - 55.39	38.86

Balance, March 31, 2009	279,135	2,894,901	$2.59 - $57.36	$30.04

The total pretax intrinsic value of options exercised during the three months ended March 31, 2009, was $0.3 million.
The following table summarizes significant ranges of outstanding and exercisable options under our 1998 Plan and 2007 Plan as of March 31, 2009:

	Options Outstanding				Options Exercisable
		Weighted	Weighted	Aggregate		Weighted	Aggregate
	Number	Average	Average	Intrinsic	Number	Average	Intrinsic
Exercise Price	Outstanding	Life Remaining	Price	Value	Exercisable	Price	Value
$2.59 - $3.88	19,187	1.8 years	$2.74	$519,489	19,187	$2.74	$519,489
4.56 - 7.55	146,195	2.2 years	5.37	3,573,927	146,195	5.37	3,573,927
9.55 - 13.92	336,021	3.5 years	11.76	6,068,234	295,845	11.88	5,308,104
16.72 - 22.98	383,314	5.1 years	22.01	2,994,752	327,242	22.48	2,400,860
23.01 - 30.69	647,017	6.6 years	27.84	1,470,126	458,124	28.45	803,873
31.84 - 57.36	1,363,167	8.2 years	40.87	—	540,678	43.17	—

$2.59 - $57.36	2,894,901	6.6 years	$30.04	$14,626,528	1,787,271	$26.90	$12,606,253

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $29.82 as of March 31, 2009, which would have been received by the option holders had those option holders exercised their options as of that date.
A summary of the changes in restricted stock under our 1998 Plan and 2007 Plan as of March 31, 2009, is as follows:

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		Weighted
	Restricted	Average
	Stock	Intrinsic Value
Non-Vested Balance, December 31, 2007	233,404	$50.64
Granted	498,550	29.04
Vested	(66,010)	49.42
Forfeited	(312,582)	33.61

Non-Vested Balance, December 31, 2008	353,362	$35.45
Granted	1,137,250	25.18
Vested	(85,806)	38.26
Forfeited	(2,948)	30.89

Non-Vested Balance,March 31, 2009	1,401,858	$26.96

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
Employee Stock Purchase Plan
We also sponsor an employee stock purchase plan (“ESPP”) under which 1,200,000 shares have been reserved for purchase by employees. The purchase price of the shares under the ESPP is the lesser of 85% of the fair market value on the first or last day of the offering period. Offering periods are currently every six months ending on June 30 and December 31. Employees may designate up to ten percent of their compensation for the purchase of shares under the ESPP. Total shares purchased by employees under the ESPP were 111,640 shares and 76,436 shares in the years ended December 31, 2008 and 2007, respectively. There were 368,777 shares still reserved under the ESPP as of March 31, 2009.
Expense Information under SFAS 123(R)
The following table summarizes stock-based compensation expense, net of tax, related to employee stock options and employee stock purchases recognized under SFAS 123(R) (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Costs and expenses
Direct cost of services	$169	$192
Network and infrastructure	113	32
Sales and marketing	1,517	1,102
Product research and development	456	262
General and administrative	1,456	1,443

Stock-based compensation included in costs and expenses	3,711	3,031
Tax benefit	(1,287)	(1,040)

Stock-based compensation expense, net of tax	$2,424	$1,991

Valuation Information under SFAS 123(R)
The weighted-average fair value of stock options granted during the three months ended March 31, 2009 and 2008 were $8.03 and $11.23 per share, respectively, using the Black-Scholes option pricing model with the following weighted average assumptions:

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Risk-free interest rate	1.2%	2.0%
Expected life (years)	3.1	3.5
Volatility factor	0.45	0.46
Expected dividends	—	—
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
As stock-based compensation expense recognized in the Condensed Consolidated Statement of Income for the three months ended March 31, 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.
At March 31, 2009, there was approximately $43.2 million of total unrecognized stock-based compensation expense, adjusted for estimated forfeitures, related to unvested share-based awards. Unrecognized stock-based compensation expense is expected to be recognized over the next 3.1 years on a weighted average basis and will be adjusted for any future changes in estimated forfeitures.
5. INCOME TAXES
For the three months ended March 31, 2009 and 2008, our tax expense was $6.2 million and $7.8 million, respectively. For the three months ended March 31, 2009, our tax expense consisted of approximately $4.9 million of U.S. tax expense and $1.3 million of foreign tax expense. For the three months ended March 31, 2009 and 2008, the tax rate was 27.1% and 30.0%, respectively. Differences in our effective tax rate from the US statutory rate are primarily due to our mix of earnings from international operations and the differences in statutory rates in these countries from the US rate.
There is uncertainty of future realization of the deferred tax assets resulting from acquired tax loss carryforwards due to anticipated limitations. Therefore a valuation allowance was recorded against the tax effect of such tax loss carryforwards. At March 31, 2009, the Company has a valuation allowance on approximately $3.1 million of deferred tax assets related to acquired operating losses and other tax attributes as we believe it is more likely than not that these deferred tax assets will not be realized.
As of March 31, 2009, we had $7.7 million of unrecognized tax benefits. All of these unrecognized tax benefits would affect our effective tax rate if recognized. Gross unrecognized tax benefits increased by $0.5 million for other items identified during the quarter. As of March 31, 2009, we had approximately $0.9 million of accrued interest related to uncertain tax positions.
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

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Holders of the Notes have the right to require us to repurchase their Notes prior to maturity on January 1, 2009, 2014 and 2019. We have the right to redeem the Notes at any time on or after January 1, 2009. On January 5, 2009, we announced that holders of 95.5% of the Notes exercised the option to require us to repurchase those Notes on January 2, 2009 at a purchase price of 100.25% of the principal amount of each tendered Note. Notes with an aggregate principal amount of approximately $8.8 million remain outstanding. In light of the right of holders to require us to redeem the Notes on January 1, 2009, on January 1, 2008, we reclassified the Notes as short-term debt. As such right has expired and the exercise of the next right to require us to redeem the Notes will not occur until January 1, 2014, we have reclassified the remaining Notes as long-term debt.
In the first quarter of 2009 and 2008, we incurred interest expense of $0.0 million and $0.6 million, respectively, on the Notes and made $1.2 million interest payments in each of the first quarters of 2009 and 2008.
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
As of March 31, 2009, we held certain assets that are required to be measured at fair value on a recurring basis. These included cash equivalents and short and long-term investments.
As of March 31, 2009, Digital River held $109.5 million of investments at par value, $99.0 million fair value, in auction-rate securities (ARS), all are AAA/Aaa-rated and 105%-115% over collateralized by student loans guaranteed by the U.S. government with the exception of one security which is rated A3/AAA. All the securities are 100% guaranteed by the Department of Education or the Federal Family Education Loan Program (FFELP) with the exception of two securities which are 82.5% and 99% guaranteed by FFELP. Almost all of these securities continue to fail at auction due to illiquid market conditions. On April 9, 2009, an auction of $7.0 million of our ARS was successful and we liquidated this investment at par value.

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We did determine a market value discount, due to current illiquid market conditions, of $10.5 million (9.6% of par value) existed as of March 31, 2009 and adjusted the temporary fair value reduction of $16.3 million recorded to “Other Comprehensive Income” on the December 31, 2008 balance sheet to $10.5 million as of March 31, 2009. We believe the securities will continue to yield the coupon rates.
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
In aggregate the ARS portfolio is yielding 1.8% and we continue to receive 100% of the contractually required interest payments. We continue to believe that we will be able to liquidate at par over time. Accordingly, we treated the fair value decline as temporary. We anticipate we have sufficient cash flow from operations to execute our business strategy and fund our operational needs. We believe that capital markets are also available if we need to finance other investing alternatives.
The table below presents our assets measured at fair value on a recurring basis as of March 31, 2009 (in thousands):

	Fair Value Measurements
	As of March 31, 2009
	Total	Level 1	Level 2	Level 3
Cash equivalents	$347,863	$347,863	$—	$—
Short-term investments	7,000	7,000	—
Long-term investments	91,967	—	—	91,967

Total assets measured at fair value	$446,830	$354,863	$—	$91,967

Based on market conditions, we have classified almost all auction rate securities as Level 3 within FAS 157’s hierarchy since our initial adoption of FAS 157 at January 1, 2008. On April 9, 2009, an auction of $7.0 million of our ARS was successful and we liquidated this investment at par value. As of March 31, 2009, this long-term Level 3 investment was reclassified to Level 1 short-term investments. As of March 31, 2009, the difference between fair value and par value of these securities was $10.5 million, or 2.4% of total assets measured at fair value or 1.7% of total assets reported in our financial statements.
The following is a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3 inputs) (in thousands):

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	Short-term	Long-term
	Investments	Investments	Total
Balance as of December 31, 2007	$119,750	$—	$119,750
Total gains or losses (realized/unrealized)
Included in other comprehensive income	—	(16,287)	(16,287)
Purchases, issuances, and settlements	(10,250)	—	(10,250)
Transfers in and/or out of Level 3	(109,500)	109,500	—

Balance as of December 31, 2008	$—	$93,213	$93,213
Total gains or losses (realized/unrealized)
Included in other comprehensive income	—	5,754	5,754
Purchases, issuances, and settlements		—	—
Transfers in and/or out of Level 3		(7,000)	(7,000)

Balance as of March 31, 2009	$—	$91,967	$91,967

8. LITIGATION
We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the final outcome of these matters is currently not determinable, we believe there is no litigation pending against us that is likely to have, individually or in the aggregate, a material adverse effect on our consolidated financial position, results of operations or cash flows. Because of the uncertainty inherent in litigation, it is possible that unfavorable resolutions of these lawsuits, proceedings and claims could exceed the amount we have currently reserved for these matters. For more information on legal proceedings, please see Item 1 of Part II of this Quarterly Report on Form 10-Q.

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
Overview
We provide end-to-end global e-commerce and marketing solutions to a wide variety of companies in software, consumer electronics, computer games, video games, and other markets. We were incorporated in 1994 and began building and operating online stores for our clients in 1996. We offer our clients a broad range of services that enable them to quickly and cost effectively establish an online sales channel capability and to subsequently manage and grow online sales on a global basis while mitigating risks. Our services include design, development and hosting of online stores and shopping carts, store merchandising and optimization, order management, denied parties screening, export controls and management, tax compliance and management, fraud management, digital product delivery via download, physical product fulfillment, subscription management, multi-lingual customer service, online marketing including e-mail marketing, management of paid search programs, payment processing services, website optimization, web analytics and reporting, and CD production and delivery.
Our products and services allow our clients to focus on promoting and marketing their products and brands while leveraging our investments in technology and infrastructure to facilitate the purchase of products through their online websites. When shoppers visit one of our clients’ branded websites and purchase goods, they are transferred to an e-commerce store and /or shopping cart operated by us on our e-commerce platforms. Once on our system, shoppers can browse for products and make purchases online. We typically are the seller of record for transactions through our client branded stores. After a purchase is made, we either deliver the product digitally via download over the Internet or transmit instructions to a third party for physical fulfillment of the order. We also process the buyer’s payment as the merchant of record, including collection and remittance of applicable taxes, and can provide customer service in multiple languages to handle order-related questions. We have invested substantial resources to develop our e-commerce and marketing platforms and we provide access and use of our platforms to our clients as a service as opposed to selling the software to be operated on their own in-house computer hardware.
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
General information about us can be found at www.digitalriver.com under the “Company/Investor Relations” link. Our annual report on Forms 10-K and 10-K/A, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments or exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with the Securities and Exchange Commission.

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

Goodwill, Intangibles and Other Long-Lived Assets. We depreciate property, plant and equipment; amortize certain intangibles and certain other long-lived assets with definite lives over their useful lives. Useful lives are based on our estimates of the period of time over which the assets will generate revenue or benefit our business. We review assets with definite lives for impairment whenever events or changes in circumstances indicate that the value we are carrying on our financial statements for an asset may not be recoverable. Our evaluation considers non-financial data such as changes in the operating environment and business strategy, competitive information, market trends and operating performance. If there are indications that impairment may be necessary, we use an undiscounted cash flow analysis to determine the impairment amount, if any. Assets with indefinite lives are reviewed for impairment quarterly (or more frequently if there are indications that an impairment may be necessary) utilizing the two-step approach prescribed in Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” There have been no material impairments of goodwill and other intangible assets for the three months ended March 31, 2009 and 2008.
Income Taxes and Deferred Taxes. Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We record deferred tax assets for favorable tax attributes, including tax loss carryforwards. We currently have tax loss carryforwards, consisting solely of acquired operating tax loss carryforwards. A portion of the benefit of the acquired tax loss carryforwards has been reserved by a valuation allowance pursuant to United States generally accepted accounting principles. These valuation allowances of the deferred tax asset will be reversed if and when it is more likely than not that the deferred tax asset will be realized. We evaluate the need for a valuation allowance of the deferred tax asset on a quarterly basis.
Stock-Based Compensation Expense. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based awards that are ultimately expected to vest during the period. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of restricted stock is determined based on the number of shares granted and the closing price of our common stock on the date of grant. Compensation expense for all share-based payment awards is recognized using the straight-line amortization method over the vesting period. As stock-based compensation expense recognized in our Condensed Consolidated Statement of Income is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
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
Business Combinations. On January 1, 2009, we adopted FAS No. 141(R), “Business Combinations” (FAS 141(R)). This Statement is intended to simplify existing guidance and converge rulemaking under U.S. GAAP with international accounting rules. SFAS No. 141(R) will significantly change the accounting for business combinations in a number of areas, including the treatment of contingent consideration, contingencies, acquisition costs and restructuring costs. Also under this Statement, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. We adopted FAS 141(R) as of January 1, 2009 and the impact was immaterial to our financial statements.
Results of Operations
The following table sets forth certain items from our condensed consolidated statements of income as a percentage of total revenue for the periods indicated:

	Three Months Ended
	March 31,
	2009	2008
Revenue	100.0%	100.0%

Cost of Revenue (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	3.8	4.0
Network and infrastructure	10.0	9.8
Sales and marketing	37.4	38.3
Product research and development	12.0	12.3
General and administrative	8.9	9.9
Depreciation and amortization	3.7	3.7
Amortization of acquisition-related costs	1.9	2.1

Total costs and expenses	77.7	80.1

Income from operations	22.3	19.9
Interest Income	1.1	6.0
Other expense, net	(1.3)	(0.7)

Income before income tax expense	22.1	25.2
Income tax expense	6.0	7.6

Net income	16.1%	17.6%

We acquired Think Subscription, Inc. on September 1, 2008. The results of this acquisition must be factored into any comparison of our 2009 results to the results for 2008. See Note 3 of our Consolidated Financial Statements in this Form 10-Q for pro forma financial information as if this entity had been acquired on January 1, 2008
REVENUE. Our revenue was $102.9 million for the three months ended March 31, 2009 compared to $103.6 million for the same period in the prior year, a decrease of $0.7 million or 1%. The revenue decrease was attributed to foreign currency impact year over year offset by an increase due to increased traffic, growth in the number of online game and consumer electronic clients we served and expanded strategic marketing activities with a larger number of clients. Sales of security software products for PCs represent the largest contributor to our revenues.
International e-commerce sales decreased to 36% of total sales in the three month period ended March 31, 2009 compared to 43% for the same period in 2008. This decrease was driven by increased sales by key US clients.
DIRECT COST OF SERVICES. Direct cost of services primarily includes costs related to personnel, product fulfillment, backup CD production and delivery solutions and certain client-specific costs. Direct cost of service expense decreased to $3.9 million for the three months ended March 31, 2009, compared to $4.2 million for the same period in the prior year. The decrease was primarily attributable to lower CD production and delivery costs realized from the integration of our CD production companies acquired in January 2008. As a percentage of revenue, direct cost of services decreased to 3.8% for the three months ended March 31, 2009, compared to 4.0% in the same period of the prior year.
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
NETWORK AND INFRASTRUCTURE. Our network and infrastructure expenses primarily include personnel related expenses and costs to operate and maintain our technology platforms, customer service, data communication and data center operations. Network and infrastructure expenses were $10.3 million and $10.2 million for the three months ended March 31, 2009 and 2008, respectively. The increase for the three months ended March 31, 2009, compared to the same period in the prior year was mainly due to increased data communication expenses and higher client website traffic as a result of various marketing campaigns.
As a percentage of revenue, network and infrastructure increased to 10.0% for the three months ended March 31, 2009, compared to 9.8% in the same period of the prior year.

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
SALES AND MARKETING. Our sales and marketing expenses mainly include credit card transaction and other payment processing fees, personnel and related costs, advertising, promotional and product marketing expenses, credit card chargeback’s and bad debt expense. Sales and marketing expenses decreased to $38.4 million for the three months ended March 31, 2009 from $39.7 million for the same period in the prior year. The decrease in sales and marketing for the three months ended March 31, 2009 was mainly due to lower payment processing costs and the favorable impact of foreign currency translation on our European transactions. This favorability was partially offset by increased personnel and consulting costs to support our global sales expansion efforts.
As a percentage of revenue, sales and marketing expenses decreased to 37.4% in the three months ended March 31, 2009, compared to 38.3% for the same period in the prior year.
We currently believe sales and marketing expenses will increase in absolute dollars in 2009 compared to 2008. We plan to support the expansion of our client relationships through investments in subscriptions, international payment processing and strategic marketing services. We also expect to continue our investments in key vertical markets, in particular consumer electronics and games. This outlook assumes continued financial challenges for consumers and macroeconomic uncertainty which is expected to temper our revenue performance indefinitely. If economic conditions improve or further deteriorate or we complete any future acquisitions we expect a correlating increase or decrease in sales and marketing expenses.
PRODUCT RESEARCH AND DEVELOPMENT. Our product research and development expenses include the costs of personnel and related expenses associated with developing, maintaining and enhancing our technology platforms and related systems. Product research and development expense was $12.3 million for the three months ended March 31, 2009 compared to $12.7 million for the same period in the prior year. The decrease in research and development costs for the three months ended March 31, 2009, compared to the same period in the prior year primarily related to increased capitalization of internal and consulting labor costs to support on-going initiatives in our e-commerce infrastructure. These activities advance global system scalability, our e-marketing capabilities, data management and client reporting. We capitalized $5.2 million of internal software development employee and consultant labor costs for the three month period ended March 31, 2009. This capitalization was primarily related to the development of our new enterprise resource planning system and new data management and reporting infrastructure. We expect these investments to drive long-term operational efficiencies across the organization and provide further competitive differentiation. We did not capitalize any significant internal software development labor costs in the same period of the prior year. Increased personnel costs related to Think Subscription, Inc. acquired in September 2008 partially offset the lower costs related to the increased research and development capitalization for the period ended March 31, 2009. As a percentage of revenue, product research and development expenses were 12.0% and 12.3% for the three month periods ended March 31, 2009 and 2008, respectively.
We currently believe that product research and development expenses will increase moderately in absolute dollars in 2009 compared to 2008, as a result of continued investments in product development required to remain competitive and drive increased revenue. However, if global economic conditions continue to deteriorate, cost containment actions may result in lower product research and development spending in 2009 as compared to 2008. If we complete any future acquisitions we expect research and development expenses to increase in line with higher revenue.
GENERAL AND ADMINISTRATIVE. Our general and administrative expenses primarily include the costs of executive, accounting and administrative personnel and related expenses, professional fees for legal, tax and audit services, bank fees and insurance. General and administrative expenses were $9.1 million and $10.2 million for the three months ended March 31, 2009 and 2008, respectively. The decrease in general and administrative costs for the three months ended March 31 2009, compared to the same period in 2008 was mainly due to lower personnel related costs as a result of targeted cost control measures. As a percentage of revenue, general and administrative expenses declined to 8.9% for the three months ended March 31, 2009, from 9.9% for the same period of the prior year.
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
DEPRECIATION AND AMORTIZATION. Our depreciation and amortization expenses include the depreciation of computer equipment and office furniture and the amortization of purchased and internally developed software, leasehold improvements made to our leased facilities and debt financing costs. Computer equipment, software and furniture are depreciated under the straight-line method using three to seven year lives and leasehold improvements are amortized over the shorter of the life of the asset or the remaining length of the lease. Depreciation and amortization expense was $3.8 million for both the three months ended March 31, 2009 and March 31, 2008.
We currently believe depreciation and amortization expenses will increase in absolute dollars in 2009 compared to 2008 as we have and will continue to expand our worldwide customer support capacity and the number of operating global data centers. In 2009, we also expect to complete significant data management and client reporting projects to support our business initiatives and begin the amortization of our new ERP system and the depreciation of the associated equipment.
AMORTIZATION OF ACQUISITION-RELATED INTANGIBLES. For the period ended March 31, 2009 our amortization of acquisition-related intangibles line item consisted of amortization of intangible assets recorded from eight acquisitions in the past four years. Amortization of acquisition-related intangible assets was $2.0 million and $2.2 million for the three months ended March 31, 2009 and March 31, 2008, respectively. The decrease was primarily due to the benefit of foreign currency translation on our NetGiro acquisition. We also benefitted from the full amortization of one acquisition in mid-2008 and from lower monthly amortization costs on other acquisitions. These instances of lower amortization of acquisition costs were partially offset by the addition of amortization of acquisition costs related to THINK Subscription, Inc. which was acquired in September 2008.
We have purchased, and expect to continue purchasing assets or businesses which may include the purchase of intangible assets. We intend to pursue partnerships and acquisitions that can help strengthen and broaden our e-commerce platform, expand our geographical footprint and grow our client base.
INTEREST INCOME. Our interest income represents the total of interest income on our cash, cash equivalents, short-term investments and long-term investments. Interest income was $1.2 million for the three months ended March 31, 2009, compared to $6.2 million for the same period in the prior year. The significant decrease in interest income was primarily due to the use of approximately $188 million of cash in January 2009, which included accrued interest of $1.2 million; to satisfy the majority of holders of our 1.25% Convertible Senior Notes due 2024 who exercised their put option to require the company to repurchase their notes. Interest income also declined in 2009 due to lower yields on our portfolio. We currently anticipate interest income will continue to decline in 2009 due to lower cash balances and lower market yields when compared to 2008.
OTHER EXPENSE, NET. Our other expense, net line item includes the total of interest expense on our debt, foreign currency transaction gains and losses and asset disposal gains and losses. Interest expense was $0.0 million and $0.7 million for the three months ended March 31, 2009 and March 31, 2008, respectively. The decrease in other interest expense was due to the significant decrease in our outstanding Convertible Senior Notes in January 2009. Foreign currency re-measurement was a loss of $1.3 million for the three months ended March 31, 2009 compared to a loss of $0.1 million for the same period in the prior year. Gains and losses on asset disposals were immaterial for the three months ended March 31, 2009 and for the same period in the prior year.
INCOME TAXES. For the three months ended March 31, 2009 and 2008, our tax expense was $6.2 million and $7.8 million, respectively. For the three months ended March 31, 2009, our tax expense consisted of approximately $4.9 million of U.S. tax expense and $1.3 million of foreign tax expense. For the three months ended March 31, 2009 and 2008, the tax rate was 27.1% and 30.0%, respectively. Differences in our effective tax rate from the US statutory rate are primarily due to our mix of earnings from international operations and the differences in statutory rates in these countries from the US rate.
Off Balance Sheet Arrangements
None

Liquidity and Capital Resources
As of March 31, 2009, we had $347.9 million of cash and cash equivalents, and $7.0 million of short-term investments. Our primary source of internal liquidity is our operating activities. Net cash provided by operations during the first quarter of 2009 was primarily the result of net income adjusted for non-cash expenses and balance sheet changes such as increases in accounts receivable and accounts payable offset by a decrease in prepaid and other assets. Net cash provided by operations during the first quarter of 2008 was primarily the result of net income adjusted for non-cash expenses and balance sheet changes such as a decrease in income tax payable.
Net cash used for investing activities for the three months ended March 31, 2009, was $2.0 million and was the result of net sales of investments of $7.9 million, cash paid for acquisitions net of cash received of $3.0 million, and purchases of capital equipment of $6.9 million. Net cash provided by investing activities for the three months ended March 31, 2008 was $6.7 million and was the result of net sales of investments of $27.3 million, cash paid for acquisitions net of cash received of $16.5 million, and purchases of capital equipment of $4.2 million.
Net cash used for financing activities during the three months ended March 31, 2009, was $186.1 million. Cash paid for convertible senior notes was $186.7 million, proceeds of $1.0 million were provided by the sale of stock through the exercise of stock options, and cash used in the repurchase of restricted stock to satisfy tax withholding obligation was $0.4 million. Net cash used for financing activities during the three months ended March 31, 2008, was $135.8 million. Proceeds of $2.0 million were provided by the sale of stock through the exercise of stock options, cash used in the repurchase of restricted stock to satisfy tax withholding obligation was $0.4 million, and proceeds of $0.4 million were provided by the excess tax benefit from stock-based compensation. In 2008, we repurchased $137.9 million of common stock, which reduced our net cash provided by financing activities.
As of March 31, 2009, Digital River held $109.5 million of investments at par value, $99.0 million fair value, in auction-rate securities (ARS), all are AAA/Aaa-rated and 105%-115% over collateralized by student loans guaranteed by the U.S. government with the exception of one security which is rated A3/AAA. All the securities are 100% guaranteed by the Department of Education or the Federal Family Education Loan Program (FFELP) with the exception of two securities which are 82.5% and 99% guaranteed by FFELP. Almost all of these securities continue to fail at auction due to illiquid market conditions. On April 9, 2009, an auction of $7.0 million of our ARS was successful and we liquidated this investment at par value.
We did determine a market value discount, due to current illiquid market conditions, of $10.5 million (9.6% of par value) existed as of March 31, 2009 and adjusted the temporary fair value reduction of $16.3 million recorded to “Other Comprehensive Income” on the December 31, 2008 balance sheet to $10.5 million as of March 31, 2009. We believe the securities will continue to yield the coupon rates.
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
In aggregate the ARS portfolio is yielding 1.8% and we continue to receive 100% of the contractually required interest payments. We continue to believe that we will be able to liquidate at par over time. Accordingly, we treated the fair value decline as temporary. We anticipate we have sufficient cash flow from operations to execute our business strategy and fund our operational needs. We believe that capital markets are also available if we need to finance other investing alternatives. See Note 7 for further information.
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
The following table summarizes our principal contractual commitments as of March 31, 2009:

	Payment due by period (in thousands)
	Total Amount	Apr-Dec			2014 and
Contractual Obligations	Committed	2009	2010-2011	2012-2013	Thereafter

Operating Lease Obligations	$12,071	$3,912	$6,563	$1,505	$91
Convertible Senior Notes	10,456	55	220	220	9,961
Total	$22,527	$3,967	$6,783	$1,725	$10,052
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
Holders of the Notes have the right to require us to repurchase their Notes prior to maturity on January 1, 2009, 2014 and 2019. We have the right to redeem the Notes at any time on or after January 1, 2009. On January 5, 2009, we announced that holders of 95.5% of the Notes exercised the option to require us to repurchase those Notes on January 2, 2009 at a purchase price of 100.25% of the principal amount of each tendered Note. We paid an aggregate of approximately $187.9 million in connection with this repurchase, which includes $1.2 million in interest. Notes with an aggregate principal amount of approximately $8.8 million remain outstanding, which have been classified as long-term as of March 31, 2009.
We believe that existing sources of liquidity and the results of our operations will provide adequate cash to fund our operations although we may seek to raise additional capital. In January 2005, we filed a registration statement to increase our available shelf registration amount and we have approximately $82 million available for future use. In addition, we filed an acquisition shelf registration statement for up to approximately 1.5 million shares. In February 2006, we filed a shelf registration that would allow us to sell an undetermined amount of equity or debt securities in accordance with the recently approved rules applying to “well known seasoned issuers.” These filings were made to provide future flexibility for acquisition and financing purposes. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. There can be no assurances that financing will be available in amounts or on terms acceptable to us, if at all.

Item 3. Qualitative and Quantitative Disclosure about Market Risk
Interest Rate Risk
Our portfolio of cash equivalents, short-term investments and long-term investments is maintained in a variety of securities, including government agency obligations and money market funds. Investments are classified as available-for-sale securities and carried at their market value with cumulative unrealized gains or losses recorded as a component of “accumulated other comprehensive income/(loss)” within stockholders’ equity. At March 31, 2009, all securities held had maturities or reset dates of less than three years. A sharp rise in interest rates could have an adverse impact on the market value of certain securities in our portfolio. We do not currently hedge our interest rate exposure and do not enter into financial instruments for trading or speculative purposes or utilize derivative financial instruments.
At March 31, 2009, we had long-term debt of $8.8 million associated with our Notes. The market value of our long-term debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.
Foreign Currency Risk
Any growth in our international operations will increase our exposure to foreign currency fluctuations as well as other risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures and other regulations and restrictions. Further, in September 2007 we acquired NetGiro Systems, a payment processor based in Stockholm, Sweden that processes international transactions, and the anticipated growth of this company will increase our exposure to foreign currency fluctuations. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.
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
Other Market Risks
Investments in auction-rate securities
At March 31, 2009, we held approximately $109.5 million of auction rate securities. Given current conditions in the auction rate securities market as described in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Quarterly Report on Form 10-Q, we may incur temporary unrealized losses, or other-than-temporary realized losses, in the future if market conditions persist and we are unable to recover the investment principal in our auction rate securities.

Item 4. Controls and Procedures
(a)	We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934) were effective in providing reasonable assurance that material information required to be disclosed by us in this Form 10-Q was recorded, processed, summarized and reported in a timely manner.

(b)	During the quarter ended March 31, 2009, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
DDR Holdings, LLC has brought a claim against us and several other defendants regarding US Patents No. 6,629,135 (the “‘135 patent”) and 6,993,572 (the “‘572 patent”), which are owned by DDR Holdings. These patents claim e-commerce outsourcing systems and methods relating to the provision of outsourced e-commerce support pages having a common look and feel with a host’s website. The case was filed in the U.S. District Court for the Eastern District of Texas on January 31, 2006. The complaint seeks injunctive relief, declaratory relief, damages and attorneys’ fees. We have denied infringement of any valid claim of the patents-in-suit, and have asserted counter-claims which seek a judicial declaration that the patents are invalid and not infringed. In September 2006, DDR Holdings filed an application for reexamination of its patents based upon the prior art produced by us and the other defendants in the case. As part of that application, DDR Holdings asserted that this prior art raised a substantial question as to the patentability of the inventions claimed in the patents. In December 2006, the Court stayed the litigation pending a decision on the reexamination application. In February 2007, the US Patent and Trademark Office ordered reexamination of DDR’s patents. On January 5, 2009, the US Patent and Trademark Office issued a final office action rejecting the claims in the ‘135 patent which were subject to reexamination. On January 14, 2009, the US Patent and Trademark Office issued a final office action rejecting all but two of the claims in the ‘572 patent which were subject to reexamination. Should the stay of litigation be lifted, we intend to vigorously defend ourselves in this matter.
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
Factors that may affect our revenues, operating results, continued growth, and our stock price include the risks described elsewhere in this Item 1A, as well as the following:
•	Client Development, Retention and Satisfaction. We generate revenue by providing services to a wide variety of companies, primarily in the software and high-tech products markets. Therefore, it is important to our ongoing success that we maintain our key client relationships and, at the same time, develop new client relationships. If we cannot develop and maintain satisfactory relationships with software and digital products publishers, manufacturers of consumer electronics and other goods, online retailers and online channel partners on acceptable commercial terms, we will likely experience a decline in revenue and operating profit. We also depend on our clients creating and supporting products that consumers will purchase. If we are unable to obtain sufficient quantities of products for any reason, or if the quality of service provided by these publishers and manufacturers falls below a satisfactory level, we could also experience a decline in revenue, operating profit and consumer satisfaction, and our reputation could be harmed. Our contracts with our clients are generally one to two years in duration, with an automatic renewal provision for additional one-year periods, unless we are provided with a written notice before the end of the contract. We have no material long-term or exclusive contracts or arrangements with any clients that guarantee the availability of products. Clients that currently supply products to us may not continue to do so, and we may be unable to establish new relationships with clients to supplement or replace existing relationships. Defects in the e-commerce solutions we develop could result in delayed or lost revenue, adverse end-user and/or client reaction, negative publicity, and/or claims brought against us, which could require expensive corrections and liability and negatively affect our revenues, operating results and stock price.

Sales of products for one client, Symantec Corporation, accounted for approximately 23.8% of our revenue in the first quarter of 2009. In addition, revenues derived from proprietary Digital River services sold to Symantec consumers and sales of Symantec products through our oneNetworkDirect™ retail and affiliate channel together accounted for approximately 8.3% of total Digital River revenue in the first quarter of 2009. In addition, a limited number of other software and physical goods clients contribute a large portion of our annual revenue. If any one of these key contracts is not renewed or otherwise terminates, or if revenues from these clients decline for any other reason (such as competitive developments), our revenue would decline and our ability to sustain profitability would be impaired. If our contract with Symantec is not renewed, renegotiated or otherwise terminated, or if revenues from Symantec and Symantec-related services decline for any other reason, our revenue and our ability to sustain profitability could be materially adversely impaired.

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

•	Seasonal Fluctuations. Our revenue is likely to fluctuate on a seasonal basis that is typical for the software publishing market, consumer electronics market, and computer and video games markets. Softening or weakening of traditionally high-volume periods, such as the holiday season, can materially adversely affect our revenues and operating results.

•	Changes in the E-commerce and Marketing Industries. The nature of our business and the e-commerce industry in which we operate has undergone, and continues to undergo, rapid development and change. Thus, our chances of financial and operational success should be evaluated in light of the risks, uncertainties, expenses, delays and difficulties associated with operating a business in a relatively rapidly changing industry. If we are unable to address these issues, we may not be financially or operationally successful.

•	Dependence on Key Personnel. Our future success significantly depends on our ability to continue to identify, attract, hire, train, retain and motivate highly skilled personnel, including the continued services and performance of our senior management. Competition for these personnel is intense, particularly in the Internet industry. Our performance also depends on our ability to retain and motivate our key technical employees who are skilled in maintaining our proprietary technology platforms. The loss of the services of any of our executive officers or key employees could harm our business if we are unable to effectively replace that officer or employee, or if that person should decide to join a competitor or otherwise directly or indirectly compete with us. Further, we may need to incur additional operating expenses and divert other management time in order to search for a replacement.

•	Operating Expenses. Our operating expenses are based on our expectations of future revenue. These expenses are relatively fixed in the short-term. If our revenue for a quarter falls below our expectations and we are unable to quickly reduce spending in response, our operating results for that quarter would be harmed.

•	Infrastructure and Operations. The introduction by us of new websites, web stores or services, and the continued upgrading, development and maintenance of our systems, infrastructure and operations to meet emerging market needs, leverage technical innovations, and remain competitive in our service and product offerings, may require a substantial investment of our resources and result in significant capital expenditures and operating costs. In addition, a disruption in our systems, infrastructure and/or operations, including hardware, software, network and Internet failures or outages, force majeure events, and similar events, could result in damage or interruption to our services, loss of sales, and materially and adversely affect our business, results of operations and financial condition.

•	Chargebacks. Digital River incurs chargeback processing fees on chargebacks associated with the products and services we sell. We use estimates based on historical experience and current trends to determine accrued chargeback expenses. If we change our estimates or if our estimates are not accurate due to a higher-than-anticipated number of actual chargebacks, our revenues and operating results may be affected.

•	Other Factors. Our revenues, operating results, continued growth, and stock price may be affected by factors generally affecting all businesses offering the same or similar services to those offered by us, located in similar geographic locations as our offices, and operating in similar industries as the e-commerce, payment processing, retailer, and other industries in which we operate, including changes in general macroeconomic conditions, global unrest and terrorism, changes in consumer spending, conditions or trends in the Internet and online commerce industries in the United States and around the world, changes to U.S. and foreign laws, rules and regulations relating and/or applicable to our business and related changes in the costs of compliance, and changes to generally accepted accounting principles and disclosures.

Additional factors that may affect our revenues, operating results, continued growth, and our stock price include:

o	Competitive developments, including the introduction of new products and services and the announcement of new client and strategic acquisitions, partnerships and relationships by our competitors;

o	Changes that affect our clients or the viability of their product lines, including changes to the financial and operational health and stability of our clients, competition in the markets for our clients’ products, acquisitions of and by our clients and third parties, and client decisions to delay new product launches or to invest in e-commerce initiatives;

o	Changes in our relationships with third party partners whose services are integral to our service offering, including warehousing relationships, distributors, and service providers;

o	Our announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments or results of operations or other developments related to those acquisitions, and our ability to successfully integrate and manage acquired businesses;

o	Sales or other transactions involving our common stock or our convertible notes.
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
We sell products and services to end-users outside the United States and we intend to continue expanding our international presence. In the first quarter of 2009, our e-commerce sales to international consumers represented approximately 36.0% of our total sales. Expansion into international markets, particularly the European and Asia-Pacific regions, requires significant resources that we may fail to recover by generating additional revenue. Conducting business outside of the United States is subject to risks, including:
▪	Changes in regulatory requirements and tariffs;

▪	Uncertainty of application of local commercial, tax, privacy and other laws and regulations;

▪	Reduced protection of intellectual property rights;

▪	Difficulties in physical distribution for international sales;

▪	Higher incidences of credit card and other payment-related fraud and difficulties in accounts receivable collection;

▪	The burden and cost of complying with a variety of foreign laws, rules and regulations;

▪	The possibility of unionization of our workforce outside the United States, particularly in Europe;

▪	Political, social and economic instability and constraints on international trade and;

▪	Import and export license requirements and restrictions of the United States and every other country in which we operate.
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
Many of the laws and regulations regarding the application of sales, use, value-added tax (VAT) or other similar transaction taxes predate the growth of the Internet and online commerce. The application of transaction taxes to interstate and international sales over the Internet is complex and evolving. We currently collect taxes with respect to electronic software download and physical delivery of products in tax jurisdictions where we have taxable presence. A successful assertion by one or more tax jurisdictions that we should collect or were obligated to collect transaction taxes on the products we sell could harm our results of operations. The imposition by state and local governments of various taxes upon Internet commerce and related e-commerce activities could create administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on all of our online competitors, and decrease our future sales.
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
Our failure to detect inappropriate or illegal uses of our platforms by third parties could increase our expenses and expose us to a number of risks, including fines, increased fees or termination of services by payment processors or credit card associations, risks of lawsuits, and civil and criminal penalties.
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
A key element of our business strategy involves expansion through the acquisitions of businesses, assets, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. Between January 1, 1999 and March 31, 2009, we acquired 30 companies. We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships, and the purchase or sale of assets, including tangible and intangible assets such as intellectual property. We have acquired, and intend to continue engaging in strategic acquisitions of businesses, technologies, services and products. Since December 2007, we have acquired three businesses, IA Users Club d.b.a. CustomCD, Inc., DigitalSwift Corporation, and THINK Subscription, Inc.

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
We require substantial working capital to fund our business. In January 2005, we filed a registration statement to increase our available shelf registration amount and we have $82 million available for future use. In addition, we filed an acquisition shelf for up to approximately 1.5 million shares. In February 2006, we filed a shelf registration that would allow us to sell an undetermined amount of equity or debt securities in accordance with the recently approved rules applying to “well-known seasoned issuers.’’ If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced and these equity securities may have rights, preferences or privileges senior to those of our common stock. In June 2004, we issued 1.25% convertible notes (of which an aggregate principal amount of $8.8 million remain outstanding as of March 31, 2009) which require us to make interest payments and will require us to pay principal when the notes become due in 2024 or in the event of acceleration under certain circumstances, unless the notes are converted into our common stock prior to that. We may not have sufficient capital to service this or any future debt securities that we may issue, further, the conversion of the remaining notes into our common stock would result in further dilution to our stockholders. Our capital requirements depend on several factors, including the rate of market acceptance of our products, the ability to expand our client base, the growth of sales and marketing, and opportunities for acquisitions of other businesses. We have experienced significant operating losses and negative cash flow from operations during our operating history and may do so in the future. Additional financing may not be available when needed, on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures, which would harm our operating results and adversely affect our ability to sustain profitability.
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
Claims against us related to infringement of other parties’ intellectual property rights, or other products we deliver, could require us to expend significant resources, enter into unfavorable licenses or require us to change our business plans.
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
Our revenue, growth, operations and performance is dependent on the continued growth in demand for our clients’ products, which in turn depends significantly on general geopolitical economic and business conditions, conditions in the financial services markets, the overall demand for consumer goods and services. A decrease in demand for our clients’ products, whether due to conditions in the economies where we sell products or changes in consumer spending resulting from the macroeconomic and political climate, could result in a decline in our revenue and impair our ability to sustain profitability. The effect of the macroeconomic and political climate could also negatively impact our clients, such as causing delays in new product introductions, changes in client’s outsourcing behavior, increasing our difficulty in collecting client receivables, and increasing the risk of client bankruptcies and/or interruption or cessation of business, which may have a negative impact on our own business, operating results, and financial condition.
Recent turmoil in U.S. and foreign economies as a whole, and in U.S. and foreign credit markets, equity markets, and in the global financial services industry, including the bankruptcy, failure, collapse or sale of various financial institutions, the continued tightness in credit markets, and an unprecedented level of intervention from the U.S. and foreign governments, may continue to place pressure on the global economy and affect overall consumer spending and the availability of credit to us, our clients, and our customers. This turmoil increases the risk that the actual amounts realized in the future on our financial instruments and investments may significantly differ from the fair values currently assigned to them. If conditions in the global economy, U.S. economy or other key vertical or geographic markets remain uncertain or weaken further, they may have a material adverse effect on our business, operating results, and financial condition. Continued uncertainty in general geopolitical economic and business conditions may result in increased or continued volatility in our stock price.
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
Although we maintain system redundancies in multiple physical locations, our systems and operations are vulnerable to damage or interruption from:
▪	Fire, flood and other natural disasters;

▪	Operator negligence, improper operation by, or supervision of, employees, physical and electronic break-ins, misappropriation, computer viruses and similar events;

▪	Power loss, computer systems failures, and Internet and telecommunications failure; and

▪	Other events beyond our control.
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
Sales outside the United States accounted for approximately 36.0% of our total sales in the first quarter of 2009. The results of operations of, and certain of our intercompany balances associated with, our internationally focused websites are exposed to foreign exchange rate fluctuations. Upon translation, net sales and other operating results from our international operations may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. If the U.S. dollar weakens against foreign currencies, the translation of these foreign currency-denominated transactions will result in increased net revenues and operating expenses. Similarly, our net revenues and operating expenses will decrease if the U.S. dollar strengthens against foreign currencies. As we have expanded our international operations, our exposure to exchange rate fluctuations has become more pronounced. We may enter into short-term currency forward contracts to offset the foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. The use of such hedging activities may not offset more than a portion of the adverse financial impact resulting from unfavorable movements in foreign exchange rates. See Item 7A of Part II in our Annual Report on Forms 10-K and 10-K/A for the year ended December 31, 2008, which was filed on February 19, 2009, for information demonstrating the effect on our consolidated statements of income from changes in exchange rates versus the U.S. dollar.
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
In January 2002, we adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets’’ (SFAS No. 142). The statement generally establishes that goodwill and intangible assets with indefinite lives are not amortized, but are to be tested on an annual basis for impairment and, if impaired, are recorded as an impairment charge in income from operations. As of March 31, 2009, we had goodwill with an indefinite life of $264.6 million from our acquisitions. If our goodwill is determined for any reason to be impaired, the subsequent accounting of the impaired portion as an expense would lower our earnings and jeopardize our ability to demonstrate sustained profitability. On January 1, 2006, we adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all stock-based compensation based on estimated fair values. Our operating results contain a charge for stock-based compensation related to stock options, restricted stock grants and employee stock purchases.
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
As of March 31, 2009, Digital River held $109.5 million of investments at par value, $99.0 million fair value, in auction-rate securities (ARS), all are AAA/Aaa-rated and 105%-115% over collateralized by student loans guaranteed by the U.S. government with the exception of one security which is rated A3/AAA. All the securities are 100% guaranteed by the Department of Education or the Federal Family Education Loan Program (FFELP) with the exception of two securities which are 82.5% and 99% guaranteed by FFELP.
Substantially all of these securities continue to fail at auction due to illiquid market conditions. Because of this, we have recorded a $10.5 million temporary fair value reduction to “Other Comprehensive Income” as of March 31, 2009. The investment principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, or final payments come due according to the contractual maturities of the debt issues. If none of these events occur or if the credit markets deteriorate, we may in the future be required to take a larger fair value discount and may be required to take a permanent impairment resulting in a reduction of earnings and liquidity. We intend to hold our auction-rate securities until we can recover the full principal amount and have the ability to do so based on our other sources of liquidity. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 6. Exhibits
(a) Exhibits

EXHIBIT
NUMBER		DESCRIPTION OF DOCUMENTS
3.1	(1)	Amended and Restated Certificate of Incorporation, as amended, as currently in effect.

3.2	(2)	Amended and Restated Bylaws, as currently in effect.

4.1	(3)	Specimen of Common Stock Certificate.

4.2	(4)	Form of Senior Debt Indenture.

4.3	(4)	Form of Subordinated Debt Indenture.

4.4		References are made to Exhibits 3.1 and 3.2.

4.5	(5)	Indenture dated as of June 1, 2004 between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the Note.

12.1		Computation of Ratio of Earnings to Fixed Charges.

31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on June 1, 2006, and incorporated herein by reference.

(2)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001, and incorporated herein by reference.

(3)	Filed as an exhibit to our Registration Statement on Form S-1, File No. 333-56787, declared effective on August 11, 1998, and incorporated herein by reference.

(4)	Filed as exhibits 4.2 and 4.3 to our Registration Statement on Form S-3, File No. 333-56787, declared effective on February 12, 2002, and incorporated herein by reference.

(5)	Filed as exhibit 99.1 to our Current Report on Form 8-K, filed on July 13, 2004 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2009	DIGITAL RIVER, INC.
	By:	/s/ Thomas M. Donnelly
Thomas M. Donnelly
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER		DESCRIPTION OF DOCUMENTS
3.1	(1)	Amended and Restated Certificate of Incorporation, as amended, as currently in effect.

3.2	(2)	Amended and Restated Bylaws, as currently in effect.

4.1	(3)	Specimen of Common Stock Certificate.

4.2	(4)	Form of Senior Debt Indenture.

4.3	(4)	Form of Subordinated Debt Indenture.

4.4		References are made to Exhibits 3.1 and 3.2.

4.5	(5)	Indenture dated as of June 1, 2004 between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the Note.

12.1		Computation of Ratio of Earnings to Fixed Charges.

31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on June 1, 2006, and incorporated herein by reference.

(2)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001, and incorporated herein by reference.

(3)	Filed as an exhibit to our Registration Statement on Form S-1, File No. 333-56787, declared effective on August 11, 1998, and incorporated herein by reference.

(4)	Filed as exhibits 4.2 and 4.3 to our Registration Statement on Form S-3, File No. 333-56787, declared effective on February 12, 2002, and incorporated herein by reference.

(5)	Filed as exhibit 99.1 to our Current Report on Form 8-K, filed on July 13, 2004 and incorporated herein by reference.