Form 10-Q
period 2009-06-30
DIGITAL RIVER INC /DE
filed 2009-08-04
CIK 1062530

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Exchange Act Rule 12b-2). See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The number of shares of common stock outstanding at July 1, 2009 was 38,573,928 shares.

DIGITAL RIVER, INC.
Form 10-Q
Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DIGITAL RIVER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited)
	June 30,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$350,389	$490,335
Short-term investments	—	10,000
Accounts receivable, net of allowance of $2,582 and $2,457	48,343	53,216
Deferred income taxes	7,613	7,613
Prepaid expenses and other	33,019	42,522

Total current assets	439,364	603,686

Property and equipment, net	52,620	41,733
Goodwill	271,719	273,788
Intangible assets, net of accumulated amortization of $70,269 and $66,346	28,324	32,222
Long-term investments	94,637	93,213
Deferred income taxes	23,643	24,824
Other assets	2,461	786

TOTAL ASSETS	$912,768	$1,070,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Convertible senior notes	$—	$186,195
Accounts payable	185,518	184,361
Accrued payroll	12,325	14,841
Deferred revenue	15,962	13,651
Accrued acquisition costs	73	3,278
Other accrued liabilities	27,477	41,336

Total current liabilities	241,355	443,662

NON-CURRENT LIABILITIES:
Convertible senior notes	8,805	8,805
Other liabilities	15,871	15,712

Total non-current liabilities	24,676	24,517

TOTAL LIABILITIES	266,031	468,179

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $.01 par value; 120,000,000 shares authorized; 44,805,145 and 43,225,401 shares issued	448	432
Treasury stock at cost; 6,231,217 and 6,211,477 shares	(216,674)	(216,163)
Additional paid-in capital	635,132	623,778
Retained earnings	217,456	189,096
Accumulated other comprehensive income	10,375	4,930

Total stockholders’ equity	646,737	602,073

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$912,768	$1,070,252

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data; unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenue	$96,564	$98,374	$199,495	$202,008
Costs and expenses
Direct cost of services	3,951	4,469	7,893	8,644
Network and infrastructure	10,963	10,396	21,276	20,584
Sales and marketing	39,189	39,247	77,636	78,977
Product research and development	13,136	13,074	25,471	25,744
General and administrative	9,832	10,834	18,961	21,078
Depreciation and amortization	4,629	3,957	8,473	7,791
Amortization of acquisition-related intangibles	1,916	2,170	3,919	4,346

Total costs and expenses	83,616	84,147	163,629	167,164

Income from operations	12,948	14,227	35,866	34,844
Interest Income	762	4,298	1,951	10,544
Other income (expense), net	1,075	(1,653)	(273)	(2,402)

Income before income tax expense	14,785	16,872	37,544	42,986
Income tax expense	3,016	3,653	9,184	11,484

Net income	$11,769	$13,219	$28,360	$31,502

Net income per share — basic	$0.32	$0.36	$0.77	$0.84

Net income per share — diluted	$0.31	$0.33	$0.76	$0.76

Shares used in per-share calculation — basic	36,856	36,594	36,794	37,562

Shares used in per-share calculation — diluted	37,781	41,647	37,361	42,556

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Six Months Ended
	June 30,
	2009	2008
OPERATING ACTIVITIES
Net income	$28,360	$31,502
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of acquisition-related intangibles	3,919	4,346
Change in accounts receivable allowance, net of acquisitions	96	603
Depreciation and amortization	8,473	7,791
Stock-based compensation expense related to stock-based compensation plans	8,598	6,538
Excess tax benefits from stock-based compensation	(144)	(1,001)
Deferred and other income taxes	2,184	5,934
Change in operating assets and liabilities (net of acquisitions)
Accounts receivable	4,497	12,495
Prepaid and other assets	2,906	(6,876)
Accounts payable	1,301	(12,582)
Deferred revenue	2,299	1,867
Income tax payable	(1,567)	(10,548)
Other accrued liabilities	(14,406)	(50)

Net cash provided by operating activities	46,516	40,019

INVESTING ACTIVITIES
Purchases of investments	(3,153)	(227,625)
Sales of investments	17,100	232,650
Cash paid for acquisitions, net of cash received	(3,187)	(17,352)
Purchases of equipment and capitalized software	(19,396)	(9,532)

Net cash used in investing activities	(8,636)	(21,859)

FINANCING ACTIVITIES
Cash paid for convertible senior notes	(186,660)	—
Exercise of stock options	7,432	4,439
Sales of common stock under employee stock purchase plan	1,336	1,446
Repurchase of common stock	—	(137,858)
Repurchase of restricted stock to satisfy tax withholding obligation	(511)	(379)
Excess tax benefits from stock-based compensation	144	1,001

Net cash used in financing activities	(178,259)	(131,351)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	433	8,330

NET DECREASE IN CASH AND CASH EQUIVALENTS	(139,946)	(104,861)
CASH AND CASH EQUIVALENTS, beginning of period	490,335	381,788

CASH AND CASH EQUIVALENTS, end of period	$350,389	$276,927

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest on convertible senior notes	$55	$1,219

Cash paid for income taxes	$8,482	$15,259

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which in our opinion are necessary to fairly state our consolidated financial position, results of operations and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Forms 10-K and 10-K/A for the year ended December 31, 2008, as filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2009, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2009. The December 31, 2008, balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States.
Summary of Significant Accounting Policies
A detailed description of our significant accounting policies can be found in our most recent Annual Report filed on Forms 10-K for the fiscal year ended December 31, 2008.
Software Development
Costs to develop software for internal use are required to be capitalized and amortized over the estimated useful life of the software in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” For the three months ended June 30, 2009 and 2008, we capitalized $5.9 million and $0.2 million related to software development, respectively. For the six months ended June 30, 2009 and 2008, we capitalized $11.5 million and $0.2 million related to software development, respectively. This capitalization primarily related to the development of our new enterprise resource planning (ERP) system and new data management and reporting infrastructure. We expect these investments to drive long-term operational efficiencies across the organization and provide further competitive differentiation.
Comprehensive Income
Comprehensive income includes revenues, expenses, gains and losses that are excluded from net earnings under Generally Accepted Accounting Principles (GAAP). Items of comprehensive income are unrealized gains and losses on short-term investments and foreign currency translation adjustments which are added to net income to compute comprehensive income. Comprehensive income is net of income tax benefit or expense.
The components of comprehensive income are (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net Income	$11,769	$13,219	$28,360	$31,502
Other comprehensive income:
Unrealized foreign exchange (loss)/gain on the revaluation of investments in foreign subsidiaries	15,410	(761)	74	14,472
Reduction in temporary impairment of auction rate securities	2,769	—	8,523	—
Unrealized loss on investments	—	(1,518)	(7)	(206)
Tax expense	(1,030)	—	(3,145)	—

Other comprehensive income	17,149	(2,279)	5,445	14,266

Comprehensive income	$28,918	$10,940	$33,805	$45,768

Foreign Currency
We adopted Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FAS 133” (SFAS 161) during the first quarter of 2009. SFAS 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 “Accounting for Derivative Instruments

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
and Hedging Activities” (SFAS 133). The Statement does not affect amounts reported in the financial statements; it only expands the disclosure requirements of SFAS 133.
We are exposed to market risk from changes in foreign currency exchange rates. Our primary risk is the effect of foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating sales and expenses. Substantially all of our foreign subsidiaries use the local currency of their respective countries as their functional currency. At June 30, 2009, these exposures were mitigated by the use of foreign exchange forward contracts with maturities of approximately one week. All of our derivatives are not designated as hedges under the provisions of SFAS 133 and are adjusted to fair value through income each period. The principal currency exposure being mitigated was the euro. Our foreign currency contracts contain credit risk to the extent that our bank counterparties may be unable to meet the terms of the agreements.
Assets and liabilities are translated at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated at the average exchange rates for the reported period. Gains and losses resulting from translation are recorded as a component of equity. Gains and losses resulting from foreign currency transactions are recognized as other expense, “net”. For the three and six months ended June 30, 2009, derivative exposure was immaterial.
Recent Accounting Pronouncements
In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 107-1 and Accounting Principles Board (APB) Opinion No. 28-1 (FSP 107-1 and APB 28-1), “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1). This FSP amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” and APB No. 28, “Interim Financial Reporting.” This FSP requires publicly-traded entities to disclose the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. We adopted FSP 107-1 and APB 28-1 for the period ending June 30, 2009, and it did not have a material impact on the results of operations or financial position.
In April 2009, the FASB issued FSP SFAS 115-2 “Recognition and Presentation of Other-than-temporary impairments” (FSP SFAS 115-2). This FSP is intended to provide greater clarity to investors about the credit and noncredit component of an other-than-temporary impairment event and to communicate more effectively when an other-than-temporary impairment event has occurred. FSP SFAS 115-2 amends the other-than-temporary impairment guidance for debt securities. The new guidance improves the presentation and disclosure of other-than-temporary impairment on investment securities and changes the calculation of the other-than-temporary impairment recognized in earnings in the financial statements. FSP SFAS 115-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairment of equity securities.
For debt securities, FSP SFAS 115-2 requires an entity to assess whether (a) it has the intent to sell the debt security, or (b) it is more likely than not that it will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an other-than-temporary impairment on the security must be recognized.
In instances in which a determination is made that a credit loss (defined by FSP SFAS 115-2 as the difference between the present value of the cash flows expected to be collected and the amortized cost basis) exists but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (i.e., the amortized cost basis less any current-period credit loss), FSP SFAS 115-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement.
FSP SFAS 115-2 is effective and is to be applied prospectively for financial statements issued for interim and annual reporting periods ending after June 15, 2009. When adopting FSP SFAS 115-2, an entity is required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from “Retained earnings” to “Accumulated other comprehensive income” if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before the anticipated recovery of its amortized cost basis. We adopted FSP SFAS 115-2 for the period ending June 30, 2009, and it did not have a material impact on the results of operations or financial position.

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP SFAS 157-4). This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. We adopted FSP SFAS 157-4 for the period ending June 30, 2009, and it did not have a material impact on the results of operations or financial position.
In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (SFAS 165) which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events. SFAS 165 is effective for interim and annual reporting periods ending after June 15, 2009. We adopted SFAS 165 for the period ending June 30, 2009, and it did not have a material impact on the results of operations or financial position.
In June 2009 the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting” (SFAS 168). SFAS 168 represents the last numbered standard to be issued by FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy established under SFAS 162. On July 1, 2009 the FASB launched FASB’s new Codification entitled The FASB Accounting Standards Codification. The Codification will supersede all existing non-SEC accounting and reporting standards. SFAS 168 is effective in the first interim and annual periods ending after September 15, 2009. This pronouncement is not expected to have a significant impact on the determination or reporting of our financial results, other than current references to GAAP which will be replaced with references to the applicable codification paragraphs.
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
The following table summarizes the computation of basic and diluted net income per share (in thousands, except per share amounts):

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Earnings per share — basic
Net income — basic	$11,769	$13,219	$28,360	$31,502
Weighted average shares outstanding — basic	36,856	36,594	36,794	37,562

Earnings per share — basic	$0.32	$0.36	$0.77	$0.84

Earnings per share — diluted
Net income — basic	$11,769	$13,219	$28,360	$31,502
Exclude: Interest expense and amortized financing cost of convertible senior notes, net of tax benefit	21	435	42	869

Net income — diluted	$11,790	$13,654	$28,402	$32,371

Weighted average shares outstanding — basic	36,856	36,594	36,794	37,562
Dilutive impact of non-vested stock and options outstanding	725	628	367	569
Dilutive impact of convertible senior notes	200	4,425	200	4,425

Weighted average shares outstanding — diluted	37,781	41,647	37,361	42,556

Net income per share — diluted	$0.31	$0.33	$0.76	$0.76

Options to purchase 567,685 and 593,412 shares for the three months ended June 30, 2009 and 2008, respectively, and 1,362,043 and 786,612 shares for the six months ended June 30, 2009 and 2008, respectively, were not included in the computation of diluted EPS, because their effect on diluted EPS would have been anti-dilutive.
In accordance with the Emerging Issues Task Force (EITF), Issue No. 04-8, the unissued shares underlying contingent convertible notes are treated as if such shares were issued and outstanding for the purposes of calculating GAAP diluted earnings per share beginning with the issuance of our 1.25% convertible senior notes on June 1, 2004.
3. INVESTMENTS
As of June 30, 2009, and December 31, 2008, our available-for-sale securities consisted of the following (in thousands):

		Unrealized Gain/(Loss)			Maturities/Reset Dates
		Less than 12	Greater than 12		Less than 12	Greater than 12
Balance, June 30, 2009	Cost	Months	Months	Fair Value	Months	Months
Student loan bonds (1)	$102,400	$(7,763)	$—	$94,637	$—	$94,637

Total available-for-sale securities	$102,400	$(7,763)	$—	$94,637	$—	$94,637

Balance, December 31, 2008
U.S. government sponsored entities	$9,900	$100	$—	$10,000	$10,000	$—
Student loan bonds (1)	109,500	(16,287)	—	93,213	—	93,213

Total available-for-sale securities	$119,400	$(16,187)	$—	$103,213	$10,000	$93,213

(1)	Impairment identified in December 2008 balance sheet. See Note 8. Fair Value Measurements for further information.
Realized gains or losses on investments are recorded in our statement of income within “Other income (expense), net”. All sales of investments for the six months ending June 30, 2009, were retired at par.
4. BUSINESS COMBINATIONS, GOODWILL AND INTANGIBLE ASSETS
Business Combinations
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” This revised Statement, which we refer to as SFAS 141(R), is intended to simplify existing guidance and converge rulemaking under U.S. GAAP with international accounting rules. SFAS 141(R) will significantly change the accounting for business combinations in a number of areas, including the treatment of contingent consideration, contingencies, acquisition costs and restructuring costs. Also under this Statement, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense.

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. We adopted SFAS 141(R) as of January 1, 2009 and the impact was immaterial to our financial statements.
Acquisitions completed in 2008
On September 1, 2008, we acquired all of the capital stock of Think Subscription, a privately-held company based in Provo, Utah, for approximately $5.1 million in cash. Think Subscription provides subscription management and fulfillment software to content publishers, online service providers, media vendors and other subscription-based businesses. The agreement provides Think Subscription shareholders with an earn-out opportunity based on Think Subscription achieving certain revenue and earnings targets during the first three years subsequent to the acquisition. Any future earn-out will result in additional goodwill.
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
Future Earn-outs
As of June 30, 2009, there were no future earn-outs in accrued acquisition liabilities.
5. STOCK-BASED COMPENSATION
Expense Information under SFAS 123(R)
The following table summarizes stock-based compensation expense related to employee stock options and awards and employee stock purchases recognized under SFAS 123(R) (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Costs and expenses
Direct cost of services	$172	$247	$341	$439
Network and infrastructure	207	31	320	63
Sales and marketing	1,643	1,283	3,160	2,385
Product research and development	622	336	1,078	598
General and administrative	2,243	1,610	3,699	3,053

Stock-based compensation included in costs and expenses	$4,887	$3,507	$8,598	$6,538

6. INCOME TAXES
For the three months ended June 30, 2009 and 2008, our tax expense was $3.0 million and $3.7 million, respectively. For the three months ended June 30, 2009, our tax expense consisted of approximately $3.4 million of U.S. tax expense and $0.4 million of foreign tax benefit. For the three months ended June 30, 2009 and 2008, the tax rate

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
was 20.4% and 21.7%, respectively. Differences in our effective tax rate from the U.S. statutory rate are primarily due to our mix of earnings from international operations and the differences in statutory rates in these countries from the U.S. rate.
Tax expense was comparatively lower than in prior periods due to $0.9 million of discrete tax benefits that occurred during the quarter. Approximately $0.2 million was due to effectively settling certain tax positions with taxing authorities and $0.7 million was due to releasing part of a valuation allowance related to acquired foreign net operating losses.
For the six months ended June 30, 2009 and 2008, our tax expense was $9.2 million and $11.5 million, respectively. For the six months ended June 30, 2009, our tax expense consisted of approximately $8.3 million of U.S tax expense and $0.9 million of foreign tax expense. For the six months ended June 30, 2009 and 2008, the tax rate was 24.4% and 26.7%, respectively.
During the quarter, valuation allowances were released for deferred tax assets consisting of acquired U.S. net operating losses as we evaluated these deferred tax assets and concluded it is more likely than not that approximately $1.7 million of these assets will be realized. This release was based on an IRC Section 382 analysis completed during the quarter associated with a 2008 acquisition. In accordance with SFAS No. 141(R), the release of this valuation allowance during the measurement period reduced goodwill. Also during the quarter, a valuation allowance of approximately $0.9 million was released due to utilization of acquired foreign net operating losses. In accordance with SFAS No. 141(R), the release of this valuation allowance reduced tax expense.
As of June 30, 2009, we had $7.4 million of unrecognized tax benefits. All of these unrecognized tax benefits would affect our effective tax rate if recognized. Gross unrecognized tax benefits decreased by $0.8 million during the quarter as the Company effectively settled certain tax positions with tax authorities. Gross unrecognized tax benefits increased by $0.5 million for other items identified during the quarter. As of June 30, 2009, we had approximately $0.8 million of accrued interest related to uncertain tax positions.
There is uncertainty of future realization of the remaining deferred tax assets resulting from acquired tax loss carryforwards. Therefore a valuation allowance was recorded against the tax effect of such tax loss carryforwards. At June 30, 2009, the Company has a valuation allowance on approximately $1.2 million of deferred tax assets as we believe it is more likely than not that these deferred tax assets will not be realized.
Due to the potential resolution of examinations currently being performed by taxing authorities, and the expiration of various statutes of limitation, it is reasonably possible that the balance of our gross unrecognized tax benefits may change within the next twelve months by a range of zero to $1.5 million.
7. DEBT
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
Holders of the Notes have the right to require us to repurchase their Notes prior to maturity on January 1, 2014 and 2019. We have the right to redeem the Notes at any time on or after January 1, 2009. On January 5, 2009, we announced that holders of 95.5% of the Notes exercised the option to require us to repurchase those Notes on January 2, 2009 at a purchase price of 100.25% of the principal amount of each tendered Note. Notes with an aggregate

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
principal amount of approximately $8.8 million remain outstanding. In light of the right of holders to require us to redeem the Notes on January 1, 2009, on January 1, 2008, we reclassified the Notes as short-term debt. As such right has expired and the exercise of the next right to require us to redeem the Notes will not occur until January 1, 2014, we have reclassified the remaining Notes as long-term debt.
In the second quarter of 2009 and 2008, we incurred interest expense of $0.0 million and $0.6 million, respectively, on the Notes and made no interest payments in the second quarters of 2009 and 2008.
8. FAIR VALUE MEASUREMENTS
Effective January 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements” (FAS 157) and subsequently adopted FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. See Note 1 Basis of Presentation. FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and requires enhanced disclosures about fair value measurements. FAS 157 does not require any new fair value measurements; rather it specifies valuation methods and disclosures to be applied when fair value measurements are required under existing or future accounting pronouncements.
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
As of June 30, 2009, we held certain assets that are required to be measured at fair value on a recurring basis. These included cash equivalents and long-term investments.
As of June 30, 2009, we held $102.4 million of investments at par value, $94.6 million fair value, in auction-rate securities (ARS), all are AAA/Aaa rated and 105%-115% over collateralized by student loans guaranteed by the U.S. government with the exception of one security which is rated A3/AAA and one security which is rated AAA/Aa1. All the securities are 100% guaranteed by the Department of Education or the Federal Family Education Loan Program (FFELP) with the exception of two securities which are 82.5% and 99% guaranteed by FFELP. Almost all of these securities continue to fail at auction due to illiquid market conditions.
The Company determined a market value discount, due to current illiquid market conditions, was required and recorded a temporary fair value reduction of $16.3 million (14.9% of par value) recorded to “Accumulated other comprehensive income” on the December 31, 2008 balance sheet. In the second quarter, $7.1 million of our ARS were successfully liquidated at par. As of June 30, 2009, the Company has recorded a market value discount of $7.8 million (7.6% of par value) to “Accumulated other comprehensive income”.
The determination of fair value required management to make estimates and assumptions about the ARS. The discounted cash flow model we used to value these securities included the following assumptions:
•	determination of the penalty coupon rate, frequency of reset period associated with each ARS

•	an average redemption period of seven years

•	a contribution of the ARS paying its contractually stated interest rate

•	determination of the risk adjusted discount rate based on LIBOR rates for these maturities plus market information on student loan credit spreads
In aggregate the ARS portfolio is yielding 1.2% and we continue to receive 100% of the contractually required interest payments. We continue to believe that we will be able to liquidate at par over time. We do not intend to sell the investments prior to recovery of their amortized cost basis nor do we believe it is more likely than not we may be

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
required to sell the investments prior to recovery of their amortized cost basis. Accordingly, we treated the fair value decline as temporary. We anticipate we will have sufficient cash flow from operations to execute our business strategy and fund our operational needs. We believe that capital markets are also available if we need to finance other investing alternatives.
The table below presents our assets measured at fair value on a recurring basis as of June 30, 2009 (in thousands):

	Fair Value Measurements
	As of June 30, 2009
	Total	Level 1	Level 2	Level 3
Cash equivalents	$350,389	$350,389	$—	$—
Short-term investments	—	—	—
Long-term investments	94,637	—	—	94,637

Total assets measured at fair value	$445,026	$350,389	$—	$94,637

Based on market conditions, we have classified the auction rate securities as Level 3 within FAS 157’s hierarchy since our initial adoption of FAS 157 at January 1, 2008. As of June 30, 2009, the difference between fair value and par value of these securities was $7.8 million, or 1.7% of total assets measured at fair value or 0.9% of total assets reported in our financial statements.
The following is a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3 inputs) (in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	Short-term	Long-term
	Investments	Investments	Total
Balance as of December 31, 2007	$119,750	$—	$119,750
Total gains or losses (realized/unrealized)
Included in other comprehensive income	—	(16,287)	(16,287)
Purchases, issuances, and settlements	(10,250)	—	(10,250)
Transfers in and/or out of Level 3	(109,500)	109,500	—

Balance as of December 31, 2008	—	93,213	93,213
Total gains or losses (realized/unrealized)
Included in other comprehensive income	—	7,468	7,468
Purchases, issuances, and settlements		1,056	1,056
Transfers in and/or out of Level 3		(7,100)	(7,100)

Balance as of June 30, 2009	$—	$94,637	$94,637

Fair Value of Financial Instruments
The carrying amount of cash and cash equivalents, accounts receivable, notes payable and accounts payable approximate fair value because of the short maturity of these instruments.
As of June 30, 2009 and 2008, the fair value of our $8.8 million 1.25% fixed rate convertible senior notes was valued at $8.0 million and $9.2 million, respectively, based on the quoted fair market value of the debt.
9. LITIGATION
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

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
resolutions of these lawsuits, proceedings and claims could exceed the amount we have currently reserved for these matters. For more information on legal proceedings, please see Item 1 of Part II of this Quarterly Report on Form 10-Q.
10. SUBSEQUENT EVENTS
The Company has completed an evaluation of all subsequent events through August 4, 2009, which is the issuance date of these consolidated financial statements, and concluded no subsequent events occurred that required recognition or disclosure.

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
Overview
We provide end-to-end global e-commerce and marketing solutions to a wide variety of companies in software, consumer electronics, computer games, video games, and other markets. We offer our clients a broad range of services that enable them to quickly and cost effectively establish an online sales channel capability and to subsequently manage and grow online sales on a global basis while mitigating risks. Our services include design, development and hosting of online stores and shopping carts, store merchandising and optimization, order management, denied parties screening, export controls and management, tax compliance and management, fraud management, digital product delivery via download, physical product fulfillment, subscription management, online marketing including e-mail marketing, management of affiliate paid search programs, payment processing services, website optimization, web analytics and reporting, and CD production and delivery.
Our products and services allow our clients to focus on promoting and marketing their products and brands while leveraging our investments in technology and infrastructure to facilitate the purchase of products through their online websites. When shoppers visit one of our clients’ branded websites and purchase goods, they are transferred to an e-commerce store and / or shopping cart operated by us on our e-commerce platforms. Once on our system, shoppers can browse for products and make purchases online. We typically are the seller of record for transactions through our client branded stores. After a purchase is made, we either deliver the product digitally via download over the Internet or transmit instructions to a third party for physical fulfillment of the order. We also process the buyer’s payment as the merchant of record, including collection and remittance of applicable taxes. We have invested substantial resources to develop our e-commerce and marketing platforms and we provide access and use of our platforms to our clients as a service as opposed to selling the software to be operated on their own in-house computer hardware.
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
Our clients include many of the largest software, consumer electronics, computer and video game companies, including Absolute Software Corporation, Adobe Systems, Inc., Aspyr Media, Inc., Autodesk, Inc., Canon Europa N.V., Computer Associates, Cyber Patrol, LLC, Eastman Kodak Company, Electronic Arts, Inc., Lexmark, Inc., Microsoft Corporation, Nuance Communications, Inc., SanDisk Corporation, Smith Micro Software, Inc., Symantec Corporation, and Trend Micro, Inc.
We were incorporated in Delaware in February 1994. Our headquarters are located at 9625 West 76th Street, Eden Prairie, Minnesota and our telephone number is 952-253-1234.
General information about us can be found at www.digitalriver.com under the “Company/Investor Relations” link. Our annual report on Forms 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments or exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with the Securities and Exchange Commission.
Results of Operations

The following table sets forth certain items from our condensed consolidated statements of income as a percentage of total revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue	100.0%	100.0%	100.0%	100.0%

Cost of Revenue (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	4.1	4.5	3.9	4.3
Network and infrastructure	11.3	10.6	10.7	10.2
Sales and marketing	40.6	39.9	38.9	39.1
Product research and development	13.6	13.3	12.8	12.7
General and administrative	10.2	11.0	9.5	10.4
Depreciation and amortization	4.8	4.0	4.2	3.9
Amortization of acquisition-related costs	2.0	2.2	2.0	2.2

Total costs and expenses	86.6	85.5	82.0	82.8

Income from operations	13.4	14.5	18.0	17.2
Interest Income	0.8	4.3	0.9	5.3
Other income (expense), net	1.1	(1.7)	(0.1)	(1.2)

Income before income tax expense	15.3	17.1	18.8	21.3
Income tax expense	3.1	3.7	4.6	5.7

Net income	12.2%	13.4%	14.2%	15.6%

We acquired Think Subscription on September 1, 2008. The results of this acquisition must be factored into any comparison of our 2009 results to the results for 2008.
REVENUE. Our revenue was $96.6 million for the three months ended June 30, 2009 compared to $98.4 million for the same period in the prior year, a decrease of $1.8 million or 1.8%. For the six months ended June 30, 2009, revenue totaled $199.5 million, a decrease of $2.5 million, or 1.2%, from revenue of $202.0 million in the same period of the prior year. The revenue decreases were attributed to foreign currency impact year over year partially offset by an increase due to increased traffic, growth in the number of online game and consumer electronic clients we served and expanded strategic marketing activities with a larger number of clients. Sales of security software products for PCs represent the largest contributor to our revenues.
International e-commerce sales were approximately 39.4% and 37.6% of total sales in the three and six months ended June 30, 2009, compared to 44.1% and 43.6% in the same periods of the prior year. The decreases in international revenue were primarily driven by foreign currency exchange rate fluctuations and increased sales by key U.S. clients.
DIRECT COST OF SERVICES. Direct cost of services primarily includes costs related to personnel, product fulfillment, backup CD production and delivery solutions and certain client-specific costs. Direct cost of service expense decreased to $4.0 million for the three months ended June 30, 2009, compared to $4.5 million for the same period in the prior year. For the six months ended June 30, 2009, direct cost of service expense was $7.9 million, compared to $8.6 million for the same period of the prior year. The decrease was primarily attributable to lower CD production and delivery costs realized from the integration of our CD production companies acquired in January 2008.
As a percentage of revenue, direct cost of services were 4.1% and 3.9% for the three and six months ended June 30, 2009, compared to 4.5% and 4.3% in the same periods of the prior year.
We currently believe 2009 direct cost of services will remain relatively flat compared to 2008 in absolute dollars as costs associated with moderately higher CD sales volume are offset by lower costs and efficiencies related to the full integration of our CD companies. If economic conditions improve or further deteriorate or we complete any future acquisitions we expect a correlating increase or decrease in direct cost of services in line with revenue.
NETWORK AND INFRASTRUCTURE. Our network and infrastructure expenses primarily include personnel related expenses and costs to operate and maintain our technology platforms, customer service, data communication and data center operations. Network and infrastructure expenses were $11.0 million and $10.4 million for the three months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009, network and infrastructure expenses were $21.3 million, up from $20.6 million for the same period of the prior year. The increases were mainly due to increased data communication expenses and higher client website traffic as a result of various marketing campaigns and client product launches.
As a percentage of revenue, network and infrastructure increased to 11.3% and 10.7% for the three and six months ended June 30, 2009, compared to 10.6% and 10.2% in the same period of the prior year.
We currently believe network and infrastructure expenses will increase in absolute dollars in 2009 compared to
2008 as we continue to expand our global data center and customer service capacity. Also, in the second half of 2009 we will incur approximately $1 million of one-time severance and transition costs related to outsourcing our customer service operations to Tennessee-based Sitel. We believe the partnership with Sitel, which has offices in 27 countries and 60,000 associates, will allow us to more efficiently scale to meet the growing requirements of our growing global client base. We will be able to offer more flexible staffing, expanded support in emerging markets, added multi-lingual capabilities, and in the near future, new global services such as in-bound and out-bound telesales.
SALES AND MARKETING. Our sales and marketing expenses mainly include credit card transaction and other payment processing fees, personnel and related costs, advertising, promotional and product marketing expenses, credit card chargebacks and bad debt expense. Sales and marketing expenses were flat at $39.2 million for the three months ended June 30, 2009, and 2008. Higher payment processing related fees and new or expanded client paid search marketing programs in 2009 were offset by lower personnel related costs and foreign currency translation favorability on our European transactions. Sales and marketing expense decreased to $77.6 million for the six months ended June 30, 2008 from $79.0 million for the same period in the prior year. The decrease in sales and marketing for the six months ended June 30, 2009 compared to the same period of the prior year resulted mainly from foreign currency favorability which was partially offset by increased payment processing related fees and new or expanded client paid search marketing programs associated with higher revenue.
As a percentage of revenue, sales and marketing expenses were 40.6% and 38.9% in the three and six months ended June 30, 2009, compared to 39.9% and 39.1% in the same periods in the prior year.
We currently believe sales and marketing expenses will increase in absolute dollars in 2009 compared to 2008. We plan to increase our global sales force to strengthen our leadership position in our core software business and support the expansion of our client relationships through investments in subscriptions, international payment processing, strategic marketing services and business-to-business or B2B software markets. We also expect to continue our investments in key vertical markets, in particular consumer electronics and games. If economic conditions improve or further deteriorate or we complete any future acquisitions we expect a correlating increase or decrease in sales and marketing expenses.
PRODUCT RESEARCH AND DEVELOPMENT. Our product research and development expenses include personnel and related expenses associated with developing, maintaining and enhancing our technology platforms and related systems. Product research and development expenses were flat at $13.1 million for the three months ended June 30, 2009 and 2008. For the six month period ended June 30, 2009 product research and development expenses were $25.5 million compared to $25.7 million for the same periods in the prior year. Higher research and development workforce related costs were incurred during the six month period ended June, 30 2009 as compared to the same periods of the prior year to support increased investment in technologies to strengthen our leadership position in software and unlock opportunities in markets such consumer electronics, games, subscriptions, and business-to-business software. The higher research and development workforce related expenses were offset by the benefit of foreign currency translation and increased capitalization of internal and consulting labor to support on-going initiatives in our e-commerce infrastructure. These investments advance global system scalability, our e-marketing capabilities, data management and client reporting. We capitalized internal software development employee and consultant labor costs of $5.7 million and $10.8 million for the three and six months ended June 30, 2009, respectively, compared to $0.2 million in the same periods of the prior year. This capitalization primarily related to the development of our new enterprise resource planning (ERP) system and new data management and reporting infrastructure. We expect these investments to drive long-term operational efficiencies across the organization and provide further competitive differentiation.
As a percentage of revenue, product research and development expenses were 13.6% and 12.8% in the three and six months ended June 30, 2009, compared to 13.3% and 12.7% for the same periods in the prior year.

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
GENERAL AND ADMINISTRATIVE. Our general and administrative expenses primarily include executive, accounting and administrative personnel and related expenses, professional fees for legal, tax and audit services, bank fees and insurance. General and administrative expenses were $9.8 million and $19.0 million, respectively, for the three and six months ended June 30, 2009, compared to $10.8 million and $21.1 million for the same periods in the prior year. The decrease in general and administrative costs for the three and six months ended June 30 2009, compared to the same periods in 2008 were mainly due to lower personnel related costs as a result of targeted cost control measures.
As a percentage of revenue, general and administrative expenses was 10.2% and 9.5% for the three and six months ended June 30, 2009, compared to11.0% and 10.4% for the same periods of the prior year.
We currently believe that general and administrative expenses will decrease in absolute dollars in 2009 compared to 2008. We plan to continue to invest in our infrastructure to support continued organic growth. However, we expect these incremental expenses will be offset by efficiencies gained through the implementation of our new ERP system, client reporting enhancements and cost containment measures. If we complete any future acquisitions we expect a correlating increase in our general and administrative expenses in line with increased revenue.
DEPRECIATION AND AMORTIZATION. Our depreciation and amortization expenses include the depreciation of computer equipment and office furniture and the amortization of purchased and internally developed software, leasehold improvements made to our leased facilities and debt financing costs. Computer equipment, software and furniture are depreciated under the straight-line method using three to seven year lives and leasehold improvements are amortized over the shorter of the life of the asset or the remaining length of the lease. Depreciation and amortization expense was $4.6 and $8.5 million for the three and six months ended June 30, 2009, respectively, compared to $4.0 million and $7.8 million for the same periods in the prior year.
We currently believe depreciation and amortization expenses will increase in absolute dollars in 2009 compared to 2008. In 2009, we expect to complete significant data management and client reporting projects to support our business initiatives and begin the amortization of our new ERP system and the depreciation of the associated equipment.
AMORTIZATION OF ACQUISITION-RELATED INTANGIBLES. For the period ended June 30, 2009 our amortization of acquisition-related intangibles line item consisted of amortization of intangible assets recorded from eight acquisitions in the past four years. Amortization of acquisition-related intangible assets was $1.9 million and $3.9 million, respectively, for the three and six months ended June 30, 2009, compared to $2.2 million and $4.3 million for the same periods in the prior year. The decreases in 2009 were primarily due to the benefit of foreign currency translation on our NetGiro acquisition.
We have purchased, and expect to continue purchasing assets or businesses which may include the purchase of intangible assets. We intend to pursue partnerships and acquisitions that can help strengthen and broaden our e-commerce platform, expand our geographical footprint and grow our client base.
INTEREST INCOME. Our interest income represents the total of interest income on our cash, cash equivalents, short-term investments and long-term investments. Interest income was $0.8 million and $2.0 million for the three and six months ended June 30, 2009, compared to $4.3 million and $10.5 million for the same period in the prior year. The significant decrease in interest income was due to the use of approximately $188 million of cash in January 2009, to satisfy the majority of holders of our 1.25% Convertible Senior Notes due 2024 who exercised their put option to require the company to repurchase their notes. Additionally, yields on fixed income investments have declined substantially from 2008. We currently anticipate interest income will continue to decline in 2009 due to lower cash balances and lower market yields when compared to 2008.
OTHER INCOME (EXPENSE), NET. Our other income (expense), net line item includes the total of interest expense on our debt, foreign currency transaction gains and losses and asset disposal gains and losses. Interest expense was $0.0 million and $0.1 million, respectively, for the three and six months ended June 30, 2009, compared to $0.6 million and $1.2 million for the same periods in the prior year. The decrease in other interest expense was due to the significant decrease in our outstanding Convertible Senior Notes in January 2009. Foreign currency re-measurement was a gain of $1.1 million and a $0.2 million loss for the three and six months ended June 30, 2009, respectively, compared to a loss of $0.0 million and $0.1 million for the same periods in the prior year. Gains and losses on asset disposals were immaterial for the three and six months ended June 30, 2009 compared to a loss of $1.0 million for the same periods in the prior year. The loss on asset disposals included one-time charges of approximately $0.5 million each for a settlement of patent litigation and a write-down of intangible assets related to our 2007 Bitpass asset acquisition.
INCOME TAXES. For the three months ended June 30, 2009 and 2008, our tax expense was $3.0 million and $3.7 million, respectively. For the three months ended June 30, 2009, our tax expense consisted of approximately $3.4 million of U.S. tax expense and $0.4 million of foreign tax benefit. For the three months ended June 30, 2009 and 2008, the tax rate was 20.4% and 21.7%, respectively. Differences in our effective tax rate from the U.S. statutory rate are primarily due to our mix of earnings from international operations and the differences in statutory rates in these countries from the U.S. rate.
For the six months ended June 30, 2009 and 2008, our tax expense was $9.2 million and $11.5 million, respectively. For the six months ended June 30, 2009, our tax expense consisted of approximately $8.3 million of U.S tax expense and $0.9 million of foreign tax expense. For the six months ended June 30, 2009 and 2008, the tax rate was 24.4% and 26.7%, respectively.
Off Balance Sheet Arrangements
None

Liquidity and Capital Resources
As of June 30, 2009, we had $350.4 million of cash and cash equivalents. Our primary source of internal liquidity is our operating activities. Net cash provided by operations for the six months ended June 30, 2009, of $46.5 million was primarily the result of net income adjusted for non-cash expenses and balance sheet changes such as a decrease in other accrued liabilities. Net cash provided by operations for the six months ended June 30, 2008, of $40.0 million was primarily the result of net income adjusted for non-cash expenses and balance sheet changes such as a decrease in accounts payable and income tax payable.
Net cash used for investing activities for the six months ended June 30, 2009, was $8.6 million and was the result of net sales of investments of $13.9 million, cash paid for acquisitions net of cash received of $3.2 million, and purchases of capital equipment of $19.4 million. Net cash used for investing activities for the six months ended June 30, 2008 was $21.9 million and was the result of net sales of investments of $5.0 million, cash paid for acquisitions net of cash received of $17.4 million, and purchases of capital equipment of $9.5 million.
Net cash used for financing activities for the six months ended June 30, 2009, was $178.3 million. Cash paid for convertible senior notes was $186.7 million, proceeds of $7.4 million were provided by the sale of stock through the exercise of stock options, proceeds of $1.3 million were provided by the sale of stock under the employee stock purchase plan, cash used in the repurchase of restricted stock to satisfy tax withholding obligation was $0.5 million and proceeds of $0.1 million were provided by the excess tax benefit from stock-based compensation. Net cash used for financing activities for the six months ended June 30, 2008, was $131.4 million. Proceeds of $4.4 million were provided by the sale of stock through the exercise of stock options, proceeds of $1.4 million were provided by the sale of stock under the employee stock purchase plan, cash used in the repurchase of restricted stock to satisfy tax withholding obligation was $0.4 million, and proceeds of $1.0 million were provided by the excess tax benefit from stock-based compensation and we repurchased $137.9 million of common stock.
As of June 30, 2009, we held $102.4 million of investments at par value, $94.6 million fair value, in auction-rate securities (ARS), all are AAA/Aaa rated and 105%-115% over collateralized by student loans guaranteed by the U.S. government with the exception of one security which is rated A3/AAA and one security which is rated AAA/Aa1. All the securities are 100% guaranteed by the Department of Education or the Federal Family Education Loan Program (FFELP) with the exception of two securities which are 82.5% and 99% guaranteed by FFELP. Almost all of these securities continue to fail at auction due to illiquid market conditions.
The Company determined a market value discount, due to current illiquid market conditions, was required and recorded a temporary fair value reduction of $16.3 million (14.9% of par value) recorded to “Accumulated other comprehensive income” on the December 31, 2008 balance sheet. In the second quarter, $7.1 million of our ARS were successfully liquidated at par. As of June 30, 2009, the Company has recorded a market value discount of $7.8 million (7.6% of par value) to “Accumulated other comprehensive income”.
The determination of fair value required management to make estimates and assumptions about the ARS. The discounted cash flow model we used to value these securities included the following assumptions:
•	determination of the penalty coupon rate, frequency of reset period associated with each ARS

•	an average redemption period of seven years

•	a contribution of the ARS paying its contractually stated interest rate

•	determination of the risk adjusted discount rate based on LIBOR rates for these maturities plus market information on student loan credit spreads
In aggregate the ARS portfolio is yielding 1.2% and we continue to receive 100% of the contractually required interest payments. We continue to believe that we will be able to liquidate at par over time. We do not intend to sell the investments prior to recovery of their amortized cost basis nor do we believe it is more likely than not we may be required to sell the investments prior to recovery of their amortized cost basis. Accordingly, we treated the fair value decline as temporary. We anticipate we will have sufficient cash flow from operations to execute our business strategy and fund our operational needs. We believe that capital markets are also available if we need to finance other investing alternatives. See Note 8 Fair Value Measurements for further information.
Application of Critical Accounting Policies
Critical Accounting Estimates and Policies

A detailed description of our critical accounting policies can be found in our most recent Annual Report on Form 10-K for the year ended December 31, 2008.
Recent Accounting Pronouncements
In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 107-1 and Accounting Principles Board (APB) Opinion No. 28-1 (FSP 107-1 and APB 28-1), “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” and APB No. 28, “Interim Financial Reporting.” This FSP requires publicly-traded entities to disclose the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. We adopted FSP 107-1 and APB 28-1 for the period ending June 30, 2009, and it did not have a material impact on the results of operations or financial position.
In April 2009, the FASB issued FSP SFAS 115-2 “Recognition and Presentation of Other-than-temporary impairments.” FSP SFAS 115-2 is intended to provide greater clarity to investors about the credit and noncredit component of an other-than-temporary impairment event and to communicate more effectively when an other-than-temporary impairment event has occurred. FSP SFAS 115-2 amends the other-than-temporary impairment guidance in GAAP for debt securities. The new guidance improves the presentation and disclosure of other-than-temporary impairment on investment securities and changes the calculation of the other-than-temporary impairment recognized in earnings in the financial statements. FSP SFAS 115-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairment of equity securities.
For debt securities, FSP SFAS 115-2 requires an entity to assess whether (a) it has the intent to sell the debt security, or (b) it is more likely than not that it will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an other-than-temporary impairment on the security must be recognized.
In instances in which a determination is made that a credit loss (defined by FSP SFAS 115-2 as the difference between the present value of the cash flows expected to be collected and the amortized cost basis) exists but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (i.e., the amortized cost basis less any current-period credit loss), FSP SFAS 115-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement.
FSP SFAS 115-2 is effective and is to be applied prospectively for financial statements issued for interim and annual reporting periods ending after June 15, 2009. When adopting FSP SFAS 115-2 , an entity is required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to “Accumulated other comprehensive income” if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before the anticipated recovery of its amortized cost basis. We adopted FSP SFAS 115-2 for the period ending June 30, 2009, and it did not have a material impact on the results of operations or financial position.
In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”). This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. We adopted FSP SFAS 157-4 for the period ending June 30, 2009, and it did not have a material impact on the results of operations or financial position.
In May 2009, the FASB issued SFAS No. 165 “Subsequent Events,” which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events. SFAS No. 165 is effective for interim and annual reporting periods ending after June 15,

2009. We adopted SFAS No. 165 for the period ending June 30, 2009, and it did not have a material impact on the results of operations or financial position.
In June 2009 the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting, or SFAS 168. SFAS 168 represents the last numbered standard to be issued by FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy established under SFAS 162. On July 1, 2009 the FASB launched FASB’s new Codification entitled The FASB Accounting Standards Codification. The Codification will supersede all existing non-SEC accounting and reporting standards. SFAS 168 is effective in the first interim and annual periods ending after September 15, 2009. This pronouncement is not expected to have a significant impact on the determination or reporting of our financial results, other than current references to GAAP which will be replaced with references to the applicable codification paragraphs.
Item 3. Qualitative and Quantitative Disclosure about Market Risk
Interest Rate Risk
Our portfolio of cash equivalents, short-term investments and long-term investments is maintained in a variety of securities, including government agency obligations and money market funds. Investments are classified as available-for-sale securities and carried at their market value with cumulative unrealized gains or losses recorded as a component of “Accumulated other comprehensive income” within stockholders’ equity. A sharp rise in interest rates could have an adverse impact on the market value of certain securities in our portfolio. We do not currently hedge our interest rate exposure and do not enter into financial instruments for trading or speculative purposes.
At June 30, 2009, we had long-term debt of $8.8 million associated with our Notes. The market value of our long-term debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.
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
Transaction Exposure
The Company enters into short term foreign currency forward contracts to offset the foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in current earnings in “Other income (expense), net”.
Translation Exposure
Foreign exchange rate fluctuations may adversely impact our consolidated financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. These gains or losses are recognized as an adjustment to stockholders’ equity through “Accumulated other comprehensive income”, net of tax benefit or expense.
Other Market Risks
Investments in auction-rate securities

At June 30, 2009, we held approximately $102.4 million of auction rate securities at par. Given current conditions in the auction rate securities market as described in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Quarterly Report on Form 10-Q, we may incur temporary unrealized losses, or other-than-temporary realized losses, in the future if market conditions persist and we are unable to recover the investment principal in our auction rate securities.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934) were effective in providing reasonable assurance that material information required to be disclosed by us in this Form 10-Q was recorded, processed, summarized and reported in a timely manner.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2009, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
DDR Holdings, LLC (DDR Holdings) has brought a claim against us and several other defendants regarding U.S. Patents No. 6,629,135 (the “’135 patent”) and 6,993,572 (the “’572 patent”), which are owned by DDR Holdings. These patents claim e-commerce outsourcing systems and methods relating to the provision of outsourced e-commerce support pages having a common look and feel with a host’s website. The case was filed in the U.S. District Court for the Eastern District of Texas on January 31, 2006. The complaint seeks injunctive relief, declaratory relief, damages and attorneys’ fees. We have denied infringement of any valid claim of the patents-in-suit, and have asserted counter-claims which seek a judicial declaration that the patents are invalid and not infringed. In September 2006, DDR Holdings filed an application for reexamination of its patents based upon the prior art produced by us and the other defendants in the case. As part of that application, DDR Holdings asserted that this prior art raised a substantial question as to the patentability of the inventions claimed in the patents. In December 2006, the Court stayed the litigation pending a decision on the reexamination application. In February 2007, the U.S. Patent and Trademark Office ordered reexamination of DDR Holdings’ patents. On January 5, 2009, the U.S. Patent and Trademark Office issued a final office action rejecting the claims in the ’135 patent which were subject to reexamination. On January 14, 2009, the U.S. Patent and Trademark Office issued a final office action rejecting all but two of the claims in the ’572 patent which were subject to reexamination. Should the stay of litigation be lifted, we intend to vigorously defend ourselves in this matter.
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

Item 1A. Risk Factors
There have been no material changes with regard to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 4. Submission of Matters to a Vote of Security Holders.
The Annual Meeting of Shareholders was held on May 28, 2009.
The following proposals were adopted by the margins indicated:
1. Election of one Class II director to hold office until the 2012 annual meeting of stockholders.

	Number of Shares
	For	Withheld
Douglas M. Steenland	31,946,745	313,913
2. Approval of the amendment to the 2007 Equity Incentive Plan.

For	18,058,628
Against	11,383,156
Abstain	106,477
3. Ratification of the selection by the Audit Committee of the Board of Directors of Ernst & Young LLP as Digital River’s independent auditors for its fiscal year ending December 31, 2009.

For	32,021,787
Against	227,339
Abstain	11,536

Item 6. Exhibits
(a) Exhibits

EXHIBIT
NUMBER		DESCRIPTION OF DOCUMENTS

3.1	(1)	Amended and Restated Certificate of Incorporation, as amended, as currently in effect.

3.2	(2)	Amended and Restated Bylaws, as currently in effect.

4.1	(3)	Specimen of Common Stock Certificate.

4.2	(4)	Form of Senior Debt Indenture.

4.3	(4)	Form of Subordinated Debt Indenture.

4.4		References are made to Exhibits 3.1 and 3.2.

4.5	(5)	Indenture dated as of June 1, 2004 between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the Note.

31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on June 1, 2006, and incorporated herein by reference.

(2)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001, and incorporated herein by reference.

(3)	Filed as an exhibit to our Registration Statement on Form S-1, File No. 333-56787, declared effective on August 11, 1998, and incorporated herein by reference.

(4)	Filed as exhibits 4.2 and 4.3 to our Registration Statement on Form S-3, File No. 333-56787, declared effective on February 12, 2002, and incorporated herein by reference.

(5)	Filed as exhibit 99.1 to our Current Report on Form 8-K, filed on July 13, 2004 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2009	DIGITAL RIVER, INC.
	By:	/s/ Thomas M. Donnelly
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