Form 10-Q
period 2009-09-30
DIGITAL RIVER INC /DE
filed 2009-11-09
CIK 1062530

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009
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
The number of shares of common stock outstanding at November 1, 2009 was 38,643,675 shares.

DIGITAL RIVER, INC.
Form 10-Q
Index

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
DIGITAL RIVER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited)
	September 30,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$396,421	$490,335
Short-term investments	14,939	10,000
Accounts receivable, net of allowance of $2,214 and $2,457	51,574	53,216
Deferred income taxes	7,654	7,613
Prepaid expenses and other	16,000	42,522

Total current assets	486,588	603,686

Property and equipment, net	54,420	41,733
Goodwill	278,682	273,788
Intangible assets, net of accumulated amortization of $72,653 and $66,346	27,697	32,222
Long-term investments	94,335	93,213
Deferred income taxes	23,063	24,824
Other assets	2,459	786

TOTAL ASSETS	$967,244	$1,070,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Convertible senior notes	$—	$186,195
Accounts payable	196,969	184,361
Accrued payroll	14,968	14,841
Deferred revenue	17,693	13,651
Accrued acquisition liabilities	43	3,278
Other accrued liabilities	37,365	41,336

Total current liabilities	267,038	443,662

NON-CURRENT LIABILITIES:
Convertible senior notes	8,805	8,805
Other liabilities	15,001	15,712

Total non-current liabilities	23,806	24,517

TOTAL LIABILITIES	290,844	468,179

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $.01 par value; 120,000,000 shares authorized; 44,853,606 and 43,225,401 shares issued	448	432
Treasury stock at cost; 6,233,012 and 6,211,477 shares	(216,738)	(216,163)
Additional paid-in capital	641,811	623,778
Retained earnings	228,499	189,096
Accumulated other comprehensive income	22,380	4,930

Total stockholders’ equity	676,400	602,073

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$967,244	$1,070,252

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data; unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue	$99,419	$96,301	$298,914	$298,309
Costs and expenses (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	4,582	3,913	12,475	12,557
Network and infrastructure	11,786	10,552	33,062	31,136
Sales and marketing	38,073	35,419	115,709	114,396
Product research and development	14,134	12,993	39,605	38,737
General and administrative	9,319	9,861	28,280	30,939
Depreciation and amortization	5,162	4,047	13,635	11,838
Amortization of acquisition-related intangibles	1,800	2,001	5,719	6,347

Total costs and expenses	84,856	78,786	248,485	245,950

Income from operations	14,563	17,515	50,429	52,359
Interest Income	557	4,513	2,508	15,057
Other income (expense), net	264	(1,387)	(9)	(3,789)

Income before income tax expense	15,384	20,641	52,928	63,627
Income tax expense	4,341	5,007	13,525	16,491

Net income	$11,043	$15,634	$39,403	$47,136

Net income per share — basic	$0.30	$0.43	$1.07	$1.27

Net income per share — diluted	$0.29	$0.39	$1.05	$1.15

Shares used in per-share calculation — basic	37,151	36,495	36,899	37,186

Shares used in per-share calculation — diluted	38,093	41,620	37,599	42,203

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Nine Months Ended
	September 30,
	2009	2008
OPERATING ACTIVITIES
Net income	$39,403	$47,136
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of acquisition-related intangibles	5,719	6,347
Change in accounts receivable allowance, net of acquisitions	216	632
Depreciation and amortization	13,635	11,838
Stock-based compensation expense related to stock-based compensation plans	13,256	10,161
Excess tax benefits from stock-based compensation	(615)	(1,685)
Deferred and other income taxes	2,466	6,927
Change in operating assets and liabilities (net of acquisitions)
Accounts receivable	2,141	10,204
Prepaid and other assets	20,601	(7,819)
Accounts payable	10,219	1,310
Deferred revenue	3,833	1,789
Income tax payable	1,900	(10,289)
Other accrued liabilities	(6,568)	39

Net cash provided by operating activities	106,206	76,590

INVESTING ACTIVITIES
Purchases of investments	(17,279)	(460,549)
Sales of investments	17,600	516,108
Cash paid for acquisitions, net of cash received	(4,445)	(22,221)
Purchases of equipment and capitalized software	(26,143)	(15,169)

Net cash (used in)/provided by investing activities	(30,267)	18,169

FINANCING ACTIVITIES
Cash paid for convertible senior notes	(186,660)	6,841
Exercise of stock options	9,133	—
Sales of common stock under employee stock purchase plan	1,336	1,446
Repurchase of common stock	—	(137,858)
Repurchase of restricted stock to satisfy tax withholding obligation	(575)	(387)
Excess tax benefits from stock-based compensation	615	1,685

Net cash used in financing activities	(176,151)	(128,273)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	6,298	(3,025)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(93,914)	(36,539)
CASH AND CASH EQUIVALENTS, beginning of period	490,335	381,788

CASH AND CASH EQUIVALENTS, end of period	$396,421	$345,249

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest on convertible senior notes	$1,274	$2,438

Cash paid for income taxes	$15,649	$17,039

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which in our opinion are necessary to fairly state our consolidated financial position, results of operations and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Forms 10-K and 10-K/A for the year ended December 31, 2008, as filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2009, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2009. The December 31, 2008, balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States.
Summary of Significant Accounting Policies
A detailed description of our significant accounting policies can be found in our most recent Annual Report filed on Forms 10-K and 10-K/A for the fiscal year ended December 31, 2008.
Software Development
Costs to develop software for internal use are required to be capitalized and amortized over the estimated useful life of the software. For the three months ended September 30, 2009 and 2008, we capitalized $3.4 million and $1.4 million related to software development, respectively. For the nine months ended September 30, 2009 and 2008, we capitalized $14.8 million and $1.6 million related to software development, respectively. This capitalization is primarily related to the development of our new enterprise resource planning (ERP) system and new data management and reporting infrastructure. We expect these investments to drive long-term operational efficiencies across the organization and provide further competitive differentiation.
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
The components of comprehensive income are (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net Income	$11,043	$15,634	$39,403	$47,136
Other comprehensive income/(loss):
Unrealized foreign exchange gain/(loss) on the revaluation of investments in foreign subsidiaries	10,992	(21,740)	11,089	(7,269)
Reduction in temporary impairment of auction rate securities	1,599	—	10,123	—
Unrealized gain/(loss) on investments	14	(956)	6	(1,161)
Tax expense	(600)	—	(3,768)

Other comprehensive income/(loss)	12,005	(22,696)	17,450	(8,430)

Comprehensive income/(loss)	$23,048	$(7,062)	$56,853	$38,706

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Foreign Currency
We are exposed to market risk from changes in foreign currency exchange rates. Our primary risk is the effect of foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating sales and expenses. Substantially all of our foreign subsidiaries use the local currency of their respective countries as their functional currency. At September 30, 2009, these exposures were mitigated by the use of foreign exchange forward contracts with maturities of approximately one week. Our derivatives are not designated as hedges and are adjusted to fair value through income each period. The principal exposures mitigated were euro and pound sterling currencies. Our foreign currency contracts contain credit risk to the extent that our bank counterparties may be unable to meet the terms of the agreements.
Assets and liabilities are translated at balance sheet date exchange rates. Revenues, costs and expenses are translated at average exchange rates for the reporting period. Gains and losses resulting from translation are recorded as a component of equity. Gains and losses resulting from foreign currency transactions are recognized as other income (expense), net. For the three and nine months ended September 30, 2009, derivative exposure was immaterial. The notional amounts held and the underlying gain/loss were determined to be immaterial when compared to our overall cash and cash equivalents and the net income reported for the respective periods.
Recent Accounting Pronouncements
Accounting Standards Codification (ASC): In June 2009, the Financial Accounting Standards Board (FASB) issued ASC Topic No. 105. The new guidance establishes the FASB ASC as the single source of authoritative U.S. GAAP, with exception to rules and interpretive releases from the SEC, which continue to be sources of authoritative U.S. GAAP for SEC registrants. We have adopted the new guidance for the period ending September 30, 2009. As the new standard did not change U.S. GAAP, there was no change in the Company’s Condensed Consolidated Financial Statements other than conforming U.S. GAAP references into the ASC format.
Interim Disclosures about Fair Value of Financial Instruments: In April 2009, the FASB issued additional guidance related to ASC Topic No. 825, “Financial Instruments” (ASC 825). ASC 825 establishes additional disclosure requirements of fair values for certain financial instruments in the interim financial statements. We adopted the new guidance for the period ending June 30, 2009. The required disclosures are included in Note 8, “Fair Value Measurements”.
Other-than-temporary Impairments: In April 2009, the FASB issued new investment impairment guidance now codified in ASC Topic No. 320, “Investments — Debt and Equity Securities” (ASC 320). The guidance requires companies to provide greater clarity to investors about the credit and noncredit component of an other-than-temporary impairment event and to communicate more effectively when an other-than-temporary impairment event has occurred. The new guidance improves the presentation and disclosure of other-than-temporary impairment on investment securities and changes the calculation of the other-than-temporary impairment recognized in earnings in the financial statements. The new guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairment of equity securities.
For debt securities, the new guidance requires an entity to assess whether (a) it has the intent to sell the debt security, or (b) it is more likely than not that it will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an other-than-temporary impairment on the security must be recognized.
In instances in which a determination is made that a credit loss (defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis) exists but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (i.e., the amortized cost basis less any current-period credit loss), the new guidance changes the presentation and amount of the other-than-temporary impairment recognized in the income statement.
When adopting the additional guidance related to ASC 320, an entity is required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to “Accumulated other comprehensive income” if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
the security before the anticipated recovery of its amortized cost basis. We have adopted the additional guidance related to ASC 320 for the period ending June 30, 2009, and it did not have a material impact on the Condensed Consolidated Financial Statements.
Fair Value Measurements and Disclosures: In April 2009, the FASB issued additional guidance related to ASC Topic No. 820, “Fair Value Measurements and Disclosures” (ASC 820). ASC 820 provisions define fair value, establish a framework for measuring fair value and expand disclosure requirements. The new guidance emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The guidance provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The guidance also requires increased disclosures. We adopted the new guidance for the period ending June 30, 2009, and it did not have a material impact on the Condensed Consolidated Financial Statements. The required disclosures are included in Note 8, “Fair Value Measurements”.
Subsequent Events: In May 2009, the FASB issued additional guidance related to ASC Topic No. 855, “Subsequent Events” (ASC 855). ASC 855 establishes that management must evaluate, as of each reporting period, events or transactions that occur for potential recognition or disclosure in the financial statements and the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date through the date that the financial statements are issued or available to be issued. It also requires the disclosure of the date through which an entity has evaluated subsequent events. We adopted ASC 855 for the period ending June 30, 2009. The required disclosures are included in Note 10, “Subsequent Events”.
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
The following table summarizes the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Earnings per share — basic
Net income — basic	$11,043	$15,634	$39,403	$47,136
Weighted average shares outstanding — basic	37,151	36,495	36,899	37,186

Earnings per share — basic	$0.30	$0.43	$1.07	$1.27

Earnings per share — diluted
Net income — basic	$11,043	$15,634	$39,403	$47,136
Exclude: Interest expense and amortized financing cost of convertible senior notes, net of tax benefit	21	435	63	1,304

Net income — diluted	$11,064	$16,069	$39,466	$48,440

Weighted average shares outstanding — basic	37,151	36,495	36,899	37,186
Dilutive impact of non-vested stock and options outstanding	742	700	500	592
Dilutive impact of convertible senior notes	200	4,425	200	4,425

Weighted average shares outstanding — diluted	38,093	41,620	37,599	42,203

Net income per share — diluted	$0.29	$0.39	$1.05	$1.15

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Options to purchase 421,897 and 590,998 shares for the three months ended September 30, 2009 and 2008, respectively, and 658,196 and 615,312 shares for the nine months ended September 30, 2009 and 2008, respectively, were not included in the computation of diluted EPS, because their effect on diluted EPS would have been anti-dilutive.
The unissued shares underlying contingent convertible notes are treated as if such shares were issued and outstanding for the purposes of calculating GAAP diluted earnings per share beginning with the issuance of our 1.25% convertible senior notes on June 1, 2004.
3. BUSINESS COMBINATIONS, GOODWILL AND INTANGIBLE ASSETS
Business Combinations
In December 2007, the FASB issued additional guidance on business combinations contained in ASC Topic No. 805, “Business Combinations” (ASC 805). The additional guidance, is intended to simplify existing guidance and converge rulemaking under U.S. GAAP with international accounting rules. ASC 805 changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, contingencies, acquisition costs and restructuring costs. Also under this Statement, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. The additional guidance under ASC 805 is effective for fiscal years beginning after December 15, 2008. We adopted the new guidance as of January 1, 2009 and the impact was immaterial to our financial statements.
Acquisitions completed in 2008
On September 1, 2008, we acquired all of the capital stock of Think Subscription, a privately-held company based in Provo, Utah, for approximately $5.1 million in cash. Think Subscription provides subscription management and fulfillment software to content publishers, online service providers, media vendors and other subscription-based businesses. The agreement provides Think Subscription shareholders with an earn-out opportunity based on Think Subscription achieving certain revenue and earnings targets during the first three years subsequent to the acquisition. Due to changing business needs Digital River and Think Subscription agreed to a final earn-out of $1.25 million that replaced the original earn-out opportunity. This was paid in the third quarter of 2009. The earn-out has been recorded as goodwill in 2009 as it was considered incremental to the purchase price.
On January 1, 2008, we acquired all of the capital stock of DigitalSwift Corporation (DigitalSwift), a privately-held company based in Madison, Georgia, for approximately $9.2 million in cash. DigitalSwift is a manufacturer and fulfiller of on-demand, dynamic and build-to-order CDs and DVDs to consumers. The agreement provides DigitalSwift shareholders with an earn-out opportunity based on DigitalSwift achieving certain revenue and earnings targets during the first year subsequent to the acquisition. In 2008, we paid earn-outs of $1.0 million and accrued $3.0 million for future earn-out payments. Earn-outs totaling $3.0 million were paid during the first quarter of 2009. These earn-outs have been recorded as goodwill in 2009 as they were considered incremental to the purchase price.
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
Future Earn-outs
As of September 30, 2009, there were no future earn-out liabilities recorded.

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4. STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation expense related to employee stock options, awards and employee stock purchases recognized (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Costs and expenses
Direct cost of services	$160	$220	$501	$659
Network and infrastructure	215	60	535	123
Sales and marketing	1,704	1,403	4,864	3,788
Product research and development	670	371	1,748	969
General and administrative	1,909	1,569	5,608	4,622

Stock-based compensation included in costs and expenses	$4,658	$3,623	$13,256	$10,161

5. INCOME TAXES
For the three months ended September 30, 2009 and 2008, our tax expense was $4.3 million and $5.0 million, respectively. For the three months ended September 30, 2009, our tax expense consisted of approximately $3.5 million of U.S. tax expense and $0.8 million of foreign tax expense. Tax expense was comparatively lower than in prior periods due to lower pre-tax income for the current period. For the three months ended September 30, 2009 and 2008, the tax rate was 28.2% and 24.3%, respectively. The current tax rate reflects $0.1 million of tax expense related to discrete provision-to-return adjustments. The lower prior year third quarter tax rate was primarily due to an adjustment to the prior year annual effective tax rate from 29.0% to 27.5% that occurred during that quarter.
For the nine months ended September 30, 2009 and 2008, our tax expense was $13.5 million and $16.5 million, respectively. For the nine months ended September 30, 2009, our tax expense consisted of approximately $11.8 million of U.S tax expense and $1.7 million of foreign tax expense. For the nine months ended September 30, 2009 and 2008, the tax rate was 25.6% and 25.9%, respectively. Differences in our effective tax rate from the U.S. statutory rate are primarily due to our mix of earnings from international operations and the differences in statutory rates in these countries from the U.S. rate.
As of September 30, 2009, we had $7.2 million of unrecognized tax benefits. All of these unrecognized tax benefits would affect our effective tax rate if recognized. Gross unrecognized tax benefits decreased by $1.0 million during the quarter as the Company effectively settled certain tax positions with tax authorities. Gross unrecognized tax benefits increased by $0.8 million for other items identified during the quarter. As of September 30, 2009, we had approximately $1.1 million of accrued interest related to uncertain tax positions.
There is uncertainty of future realization of a portion of the deferred tax assets resulting from acquired tax loss carryforwards. Therefore a valuation allowance was recorded against the tax effect of such tax loss carryforwards. At September 30, 2009, the Company has a valuation allowance on approximately $1.2 million of deferred tax assets as we believe it is more likely than not that these deferred tax assets will not be realized.
Due to the potential resolution of examinations currently being performed by taxing authorities and the expiration of various statutes of limitation, it is reasonably possible that the balance of our gross unrecognized tax benefits may change within the next twelve months by a range of zero to $0.8 million.
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

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
In the third quarter of 2009 and 2008, we incurred interest expense of $0.0 million and $0.6 million, respectively, on the Notes and made interest payments of $0.1 million and $1.2 million in the third quarters of 2009 and 2008, respectively.
7. INVESTMENTS
As of September 30, 2009, and December 31, 2008, our available-for-sale securities consisted of the following (in thousands):

		Unrealized Gain/(Loss)				Maturities/Reset Dates
		Less than 12	Greater than 12			Less than 12	Greater than 12
	Cost	Months	Months		Fair Value	Months	Months

Balance, September 30, 2009
U.S. government sponsored agencies	$4,999	$12			$5,011		$5,011
Corporate Bonds	8,573	(45)			8,528	2,105	6,423
Student loan bonds (1)	101,900	(6,165)		—	95,735	1,400	94,335

Total available-for-sale securities	$115,472	$(6,198)		$—	$109,274	$3,505	$105,769

Balance, December 31, 2008
U.S. government sponsored agencies	$9,900	$100		$—	$10,000	$10,000	$—
Student loan bonds (1)	109,500	(16,287)		—	93,213	—	93,213

Total available-for-sale securities	$119,400	$(16,187)		$—	$103,213	$10,000	$93,213

(1) Temporary impairment identified in December 2008 balance sheet. See Note 8. Fair Value Measurements for further information.
Realized gains or losses on investments are recorded in our statement of income within “Other income (expense), net”. All sales of investments for the nine months ending September 30, 2009, were retired at par.
8. FAIR VALUE MEASUREMENTS
Financial assets and liabilities that are re-measured and reported at fair value at each reporting period are classified and disclosed in one of the following three categories:
Level 1 — Observable inputs such as quoted prices in active markets;
Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumption.
As of September 30, 2009, we held certain assets that are required to be measured at fair value on a recurring basis. These included cash equivalents and investments.
As of September 30, 2009, we held $101.9 million of investments at par value, $95.7 million fair value, in auction-rate securities (ARS), all are AAA/Aaa rated and 105%-115% over collateralized by student loans guaranteed by the U.S. government with the exception of one security which is rated AAA/A3 and one security which is rated

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
AAA/Aa1. All the securities are 100% guaranteed by the Department of Education or the Federal Family Education Loan Program (FFELP) with the exception of two securities which are 82.5% and 99% guaranteed by FFELP. Almost all of these securities continue to fail at auction due to illiquid market conditions.
The Company determined a market value discount, due to current illiquid market conditions, was required and recorded a temporary fair value reduction of $16.3 million (14.9% of par value) recorded to “Accumulated other comprehensive income” on the December 31, 2008 balance sheet. In the third quarter, $0.5 million of our ARS were successfully liquidated at par. As of September 30, 2009, the Company adjusted the market value discount to $6.2 million (6.0% of par value) through “Accumulated other comprehensive income”.
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
In aggregate the ARS portfolio is yielding 1.4% and we continue to receive 100% of the contractually required interest payments. We continue to believe that we will be able to liquidate at par over time. We do not intend to sell the investments prior to recovery of their amortized cost basis nor do we believe it is more likely than not we may be required to sell the investments prior to recovery of their amortized cost basis. Accordingly, we treated the fair value decline as temporary. We anticipate we will have sufficient cash flow from operations to execute our business strategy and fund our operational needs. We believe that capital markets are also available if we need to finance other investing alternatives.
The table below presents our assets measured at fair value on a recurring basis as of September 30, 2009 (in thousands):

	Fair Value Measurements
	As of September 30, 2009
	Total	Level 1	Level 2	Level 3
Cash equivalents	$396,421	$396,421	$—	$—
Short-term investments	14,939	14,939	—
Long-term investments	94,335	—	—	94,335

Total assets measured at fair value	$505,695	$411,360	$—	$94,335

Based on the current illiquid market conditions, the Company classifies its auction rate securities as Level 3 long-term investments until the Company has received a call or partial call on the securities. Upon receipt of a call or partial call, the Company classifies the securities subject to the call or partial call, as Level 1 short term investments. As of September 30, 2009 the fair value of the Company’s $95.7 million in auction rate securities was classified as $1.4 million Level 1 short-term and $94.3 million Level 3 long-term investments. Also as of September 30, 2009, the difference between fair value and par value of these auction rate securities was $6.2 million, or 1.2% of total assets measured at fair value or 0.6% of total assets reported in our financial statements.
The following is a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3 inputs) (in thousands):

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	Short-term	Long-term
	Investments	Investments	Total
Balance as of December 31, 2007	$119,750	$—	$119,750
Total gains or losses (realized/unrealized)
Included in other comprehensive income	—	(16,287)	(16,287)
Purchases, issuances, and settlements	(10,250)	—	(10,250)
Transfers in and/or out of Level 3	(109,500)	109,500	—

Balance as of December 31, 2008	—	93,213	93,213
Total gains or losses (realized/unrealized)
Included in other comprehensive income	—	8,784	8,784
Purchases, issuances, and settlements		1,338	1,338
Transfers in and/or out of Level 3		(9,000)	(9,000)

Balance as of September 30, 2009	$—	$94,335	$94,335

Fair Value of Financial Instruments
The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.
As of September 30, 2009 and 2008, the fair value of our $8.8 million 1.25% fixed rate convertible senior notes was valued at $7.6 million and $8.5 million, respectively, based on the quoted fair market value of the debt.
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
10. SUBSEQUENT EVENTS
Symantec Announcement. As announced on October 12, 2009, Symantec Corporation has informed us that it has elected not to renew its e-commerce agreement with us, which will result in the termination of the e-commerce agreement on June 30, 2010. We expect a material decrease in revenue and operating income as a result of Symantec’s decision to not renew its e-commerce agreement with us as Symantec migrates its stores from our e-commerce infrastructure to their internally developed e-commerce platform. However, as Symantec has not yet informed us of its migration plans or the nature of the support Symantec will require from us during the transition period, we are currently unable to predict the magnitude or timing of the revenue impact on our business, our future revenues and our operating results. Year-to-date through September 2009 and 2008, Symantec-related revenues represented 30.5 percent and 34.0 percent of the Company’s total revenues, respectively.
Disclosure Standard. The Company has completed an evaluation of all subsequent events through November 9, 2009, which is the issuance date of these consolidated financial statements, and concluded no additional subsequent events occurred that required recognition or disclosure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion in this Quarterly Report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Additional factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section entitled “Risk Factors,” included in Item 1A of Part II of this Quarterly Report and Item 1A of Part 1 of the Form 10-K for the period ended December 31, 2008. When used in this document, the words “believes,” “expects,” “anticipates,” “intends,” “plans,” and similar expressions, are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. We have no obligation to update the matters set forth herein.
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
Our products and services allow our clients to focus on promoting and marketing their products and brands while leveraging our investments in technology and infrastructure to facilitate the purchase of products through their online websites. When shoppers visit one of our clients’ branded websites and purchase goods, they are transferred to an e-commerce store and / or shopping cart operated by us on our e-commerce platforms. Once on our system, shoppers can browse for products and make purchases online. We typically are the seller of record for transactions through our client branded stores. After a purchase is made, we either deliver the product digitally via download over the Internet or transmit instructions to a third party for physical fulfillment of the order. We also process the buyer’s payment as the merchant of record, including collection and remittance of applicable taxes. We have invested substantial resources to develop our e-commerce and marketing platforms and we provide access and use of our platforms to our clients as a service as opposed to selling the software to be operated on their own in-house computer hardware. Our e-commerce store solutions range from simple remote control models to more comprehensive online store models.
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
As announced on October 12, 2009, Symantec Corporation has informed us that it has elected not to renew its e-commerce agreement with us, which will result in the termination of the e-commerce agreement on June 30, 2010. We expect a material decrease in revenue and operating income as a result of Symantec’s decision to not renew its e-commerce agreement with us as Symantec migrates its stores from our e-commerce infrastructure to their internally developed e-commerce platform. However, as Symantec has not yet informed us of its migration plans or the nature of the support Symantec will require from us during the transition period, we are currently unable to predict the magnitude or timing of the revenue impact on our business, our future revenues and our operating results. Our intention is to moderate the impact on our consolidated financial results of the expected reduction in revenue through acquisition of new clients, organic growth within existing clients, new product and service introductions, cost-saving initiatives and acquisition activities. Unless and until we generate sufficient new business to offset the loss of Symantec, our third quarter 2009 financial results will be difficult or impossible to duplicate in upcoming quarters. We just recently received this notice and have not had an opportunity to review our operating plan in light of this announcement. Therefore the statements we make below in terms of the items in our operating statement may not reflect this change in our client base.
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
Results of Operations
The following table sets forth certain items from our condensed consolidated statements of income as a percentage of total revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue	100.0%	100.0%	100.0%	100.0%

Costs and expenses (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	4.6	4.0	4.1	4.2
Network and infrastructure	11.9	11.0	11.1	10.4
Sales and marketing	38.3	36.8	38.7	38.3
Product research and development	14.2	13.5	13.2	13.0
General and administrative	9.4	10.2	9.5	10.4
Depreciation and amortization	5.2	4.2	4.6	4.0
Amortization of acquisition-related costs	1.8	2.1	1.9	2.1

Total costs and expenses	85.4	81.8	83.1	82.4

Income from operations	14.6	18.2	16.9	17.6
Interest Income	0.6	4.7	0.8	5.0
Other income (expense), net	0.3	(1.5)	—	(1.3)

Income before income tax expense	15.5	21.4	17.7	21.3
Income tax expense	4.4	5.2	4.5	5.5

Net income	11.1%	16.2%	13.2%	15.8%

REVENUE. Our revenue was $99.4 million for the three months ended September 30, 2009 compared to $96.3 million for the same period in the prior year, an increase of $3.1 million or 3.2%. For the nine months ended September 30, 2009, revenue totaled $298.9 million, an increase of $0.6 million, or 0.2%, from revenue of $298.3 million in the same period of the prior year. The revenue increases were attributed to increased traffic, growth in the number of consumer electronic clients we serve, growth in our digital software business and expanded strategic marketing activities with a larger number of clients. The revenue increases were also partially driven by foreign currency impact year over year.
International e-commerce sales were approximately 41.9% of total sales in the three month period ended September 30, 2009, compared to 42.7% in the same period of the prior year. The decrease in international revenue was primarily driven by foreign currency exchange rate fluctuations and increased sales by key U.S. clients.
DIRECT COST OF SERVICES. Direct cost of services primarily includes costs related to personnel, product fulfillment, backup CD production and delivery solutions and certain client-specific costs. Direct cost of service expense increased to $4.6 million for the three months ended September 30, 2009, compared to $3.9 million for the same period in the prior year. The increase was primarily attributable to higher CD production and delivery costs associated with higher revenue. For the nine months ended September 30, 2009, direct cost of service expense was $12.5 million, compared to $12.6 million for the same period of the prior year.

As a percentage of revenue, direct cost of services were 4.6% and 4.1% for the three and nine months ended September 30, 2009, compared to 4.0% and 4.2% in the same periods of the prior year.
NETWORK AND INFRASTRUCTURE. Our network and infrastructure expenses primarily include personnel related expenses and costs to operate and maintain our technology platforms, customer service, data communication and data center operations. Network and infrastructure expenses were $11.8 million and $10.6 million for the three months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009, network and infrastructure expenses were $33.1 million, up from $31.1 million for the same period of the prior year. The increases were mainly due to increased data communication expenses and higher client website traffic as a result of various marketing campaigns and client product launches and one time severance and transition costs related to outsourcing our customer service operations to Tennessee-based Sitel Corporation (Sitel). We believe the partnership with Sitel, which has offices in 27 countries and 60,000 associates, will allow us to more efficiently scale to meet the growing requirements of our global client base. We will be able to offer more flexible staffing, expanded support in emerging markets, added multi-lingual capabilities, and in the near future, new global services such as in-bound and out-bound telesales.
As a percentage of revenue, network and infrastructure expenses were 11.9% and 11.1% for the three and nine months ended September 30, 2009, compared to 11.0% and 10.4% in the same period of the prior year.
SALES AND MARKETING. Our sales and marketing expenses include credit card transaction and other payment processing fees, personnel and related costs, advertising, promotional and product marketing expenses, credit card chargebacks and bad debt expense. Sales and marketing expenses were $38.1 million for the three months ended September 30, 2009 from $35.4 million for the same period in the prior year. Sales and marketing expense increased to $115.7 million for the nine months ended September 30, 2009 from $114.4 million for the same period in the prior year. The increase was primarily driven by higher payment processing related fees and new or expanded client paid search marketing programs in 2009.
As a percentage of revenue, sales and marketing expenses were 38.3% and 38.7% in the three and nine months ended September 30, 2009, compared to 36.8% and 38.3% in the same periods in the prior year.
PRODUCT RESEARCH AND DEVELOPMENT. Our product research and development expenses include personnel and related expenses associated with developing, maintaining and enhancing our technology platforms and related systems. Product research and development expenses were $14.1 million for the three months ended September 30, 2009, compared to $13.0 million for the same period in the prior year. For the nine months ended September 30, 2009, product research and development expenses were $39.6 million compared to $38.7 million for the same period in the prior year. Higher research and development workforce related costs were incurred during the three and nine month periods ended September, 30 2009 as compared to the same periods of the prior year to support increased investment in technologies to strengthen our leadership position in software and unlock opportunities in markets such as consumer electronics, games, subscriptions, and business-to-business software. The higher research and development workforce related expenses were offset by the benefit of foreign currency translation and increased capitalization of internal and consulting labor to support on-going initiatives in our e-commerce infrastructure. These investments advance global system scalability, our e-marketing capabilities, data management and client reporting.
As a percentage of revenue, product research and development expenses were 14.2% and 13.2% in the three and nine months ended September 30, 2009, compared to 13.5% and 13.0% for the same periods in the prior year.
GENERAL AND ADMINISTRATIVE. Our general and administrative expenses primarily include executive, accounting and administrative personnel and related expenses, professional fees for legal, tax and audit services, bank fees and insurance. General and administrative expenses were $9.3 million and $28.3 million, respectively, for the three and nine months ended September 30, 2009, compared to $9.9 million and $30.9 million for the same periods in the prior year. The decrease in general and administrative costs for the three and nine months ended September 30 2009, compared to the same periods in 2008 were mainly due to lower personnel related costs as a result of targeted cost control measures.
As a percentage of revenue, general and administrative expenses were 9.4% and 9.5% for the three and nine months ended September 30, 2009, compared to 10.2% and 10.4% for the same periods of the prior year.
DEPRECIATION AND AMORTIZATION. Our depreciation and amortization expenses include the depreciation of computer equipment and office furniture and the amortization of purchased and internally developed software, leasehold improvements made to our leased facilities and debt financing costs. Computer equipment, software and furniture are depreciated under the straight-line method using three to seven year lives and leasehold improvements are amortized over the shorter of the life of the asset or the remaining length of the lease. Depreciation and amortization expense was $5.2 million and $13.6 million for the three and nine months ended September 30, 2009, respectively, compared to $4.0 million and $11.8 million for the same periods in the prior year.
AMORTIZATION OF ACQUISITION-RELATED INTANGIBLES. For the period ended September 30, 2009 our amortization of acquisition-related intangibles line item consisted of amortization of intangible assets recorded from eight acquisitions in the past four years. Amortization of acquisition-related intangible assets was $1.8 million and $5.7 million, respectively, for the three and nine months ended September 30, 2009, compared to $2.0 million and $6.3 million for the same periods in the prior year. The decreases in 2009 were primarily due to the benefit of foreign currency translation on our NetGiro acquisition.
INTEREST INCOME. Our interest income represents the total of interest income on our cash, cash equivalents, short-term investments and long-term investments. Interest income was $0.6 million and $2.5 million for the three and nine months ended September 30, 2009, compared to $4.5 million and $15.1 million for the same period in the prior year. The significant decrease in interest income was due to the use of approximately $188 million of cash in January 2009, to satisfy the majority of holders of our 1.25% Convertible Senior Notes due 2024 who exercised their put option to require the company to repurchase their notes. Additionally, yields on fixed income investments have declined substantially from 2008.
OTHER INCOME (EXPENSE), NET. Our other income (expense), net line item includes the total of interest expense on our debt, foreign currency transaction gains and losses and asset disposal gains and losses. Interest expense was $0.0 million and $0.1 million, respectively, for the three and nine months ended September 30, 2009, compared to $0.6 million and $1.8 million for the same periods in the prior year. The decrease in other interest expense was due to the significant decrease in our outstanding Convertible Senior Notes in January 2009. Foreign currency re-measurement was a gain of $0.3 million and a $0.1 million for the three and nine months ended September 30, 2009, respectively, compared to a loss of $0.8 million and $0.9 million for the same periods in the prior year. Gains and losses on asset disposals were immaterial for the three and nine months ended September 30, 2009 compared to a loss of $0.0 million and $1.0 million for the same periods in the prior year. The loss on asset disposals included one-time charges of approximately $0.5 million each for a settlement of patent litigation and a write-down of intangible assets related to our 2007 Bitpass asset acquisition.
INCOME TAXES. For the three months ended September 30, 2009 and 2008, our tax expense was $4.3 million and $5.0 million, respectively. For the three months ended September 30, 2009, our tax expense consisted of approximately $3.5 million of U.S. tax expense and $0.8 million of foreign tax expense. Tax expense was comparatively lower than in prior periods due to lower pre-tax income for the current period. For the three months ended September 30, 2009 and 2008, the tax rate was 28.2% and 24.3%, respectively. The current tax rate reflects $0.1 million of tax expense related to discrete provision-to-return adjustments. The lower prior year third quarter tax rate was primarily due to an adjustment to the prior year annual effective tax rate from 29.0% to 27.5% that occurred during that quarter.
For the nine months ended September 30, 2009 and 2008, our tax expense was $13.5 million and $16.5 million, respectively. For the nine months ended September 30, 2009, our tax expense consisted of approximately $11.8 million of U.S tax expense and $1.7 million of foreign tax expense. For the nine months ended September 30, 2009 and 2008, the tax rate was 25.6% and 25.9%, respectively. Differences in our effective tax rate from the U.S. statutory rate are primarily due to our mix of earnings from international operations and the differences in statutory rates in these countries from the U.S. rate.
Off Balance Sheet Arrangements
None

Liquidity and Capital Resources
As of September 30, 2009, we had $396.4 million of cash and cash equivalents. Our primary source of internal liquidity is our operating activities. Net cash provided by operations for the nine months ended September 30, 2009, of $106.2 million was primarily the result of net income adjusted for non-cash expenses and balance sheet changes such as a decrease in prepaid and other assets. Net cash provided by operations for the nine months ended September 30, 2008, of $76.6 million was primarily the result of net income adjusted for non-cash expenses and balance sheet changes such as a decrease in accounts receivable and income tax payable.
Net cash used for investing activities for the nine months ended September 30, 2009, was $30.3 million and was the result of net sales of investments of $0.3 million, cash paid for acquisitions net of cash received of $4.5 million, and purchases of equipment and capitalized software of $26.1 million. Net cash provided by investing activities for the nine months ended September 30, 2008 was $18.2 million and was the result of net sales of investments of $55.6 million, cash paid for acquisitions net of cash received of $22.2 million, and purchases of capital equipment of $15.2 million.
Net cash used for financing activities for the nine months ended September 30, 2009, was $176.2 million. Cash paid for convertible senior notes was $186.7 million, proceeds of $9.1 million were provided by the sale of stock through the exercise of stock options, proceeds of $1.3 million were provided by the sale of stock under the employee stock purchase plan, cash used in the repurchase of restricted stock to satisfy tax withholding obligation was $0.5 million and proceeds of $0.6 million were provided by the excess tax benefit from stock-based compensation. Net cash used for financing activities for the nine months ended September 30, 2008, was $128.3 million. Proceeds of $8.3 million were provided by the sale of stock through the exercise of stock options and the employee stock purchase plan, cash used in the repurchase of restricted stock to satisfy tax withholding obligation was $0.4 million, and proceeds of $1.7 million were provided by the excess tax benefit from stock-based compensation and we repurchased $137.9 million of common stock.
As announced on October 12, 2009, Symantec Corporation has informed us that it has elected not to renew its e-commerce agreement with us, which will result in the termination of the e-commerce agreement on June 30, 2010. We expect a material decrease in revenue and operating profit as a result of Symantec’s decision to not renew its e-commerce agreement with us. However, as Symantec has not yet informed us of its migration plans or the nature of the support Symantec will require from us during the transition period, we are currently unable to predict the magnitude or timing of the revenue impact on our future revenues and our internal liquidity.
As of September 30, 2009, we held $101.9 million of investments at par value, $95.7 million fair value, in auction-rate securities (ARS); all are AAA/Aaa rated and 105%-115% over collateralized by student loans guaranteed by the U.S. government with the exception of one security which is rated AAA/A3 and one security which is rated AAA/Aa1. All the securities are 100% guaranteed by the Department of Education or the Federal Family Education Loan Program (FFELP) with the exception of two securities which are 82.5% and 99% guaranteed by FFELP. Almost all of these securities continue to fail at auction due to illiquid market conditions.
The Company determined a market value discount, due to current illiquid market conditions, was required and recorded a temporary fair value reduction of $16.3 million (14.9% of par value) recorded to “Accumulated other comprehensive income” on the December 31, 2008 balance sheet. In the third quarter, $0.5 million of our ARS were successfully liquidated at par. As of September 30, 2009, the Company has adjusted the market value discount of $6.2 million (6.0% of par value) through “Accumulated other comprehensive income”.
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
In aggregate the ARS portfolio is yielding 1.4% and we continue to receive 100% of the contractually required interest payments. We continue to believe that we will be able to liquidate at par over time. We do not intend to sell the investments prior to recovery of their amortized cost basis nor do we believe it is more likely than not we may be required to sell the investments prior to recovery of their amortized cost basis. Accordingly, we treated the fair value decline as temporary. We anticipate we will have sufficient cash flow from operations to execute our business strategy and fund our operational needs. We believe that capital markets are also available if we need to finance other investing alternatives. See Note 8, “Fair Value Measurements” for further information.
Application of Critical Accounting Policies
Critical Accounting Estimates and Policies
A detailed description of our critical accounting policies can be found in our most recent Annual Report on Form 10-K for the year ended December 31, 2008.
Recent Accounting Pronouncements
Accounting Standards Codification (ASC): In June 2009, the Financial Accounting Standards Board (FASB) issued ASC Topic No. 105. The new guidance establishes the FASB ASC as the single source of authoritative U.S. GAAP, with exception to rules and interpretive releases from the SEC, which continue to be sources of authoritative U.S. GAAP for SEC registrants. We have adopted the new guidance for the period ending September 30, 2009. As the new standard did not change U.S. GAAP, there was no change in the Company’s Condensed Consolidated Financial Statements other than conforming U.S. GAAP references into the ASC format.
Interim Disclosures about Fair Value of Financial Instruments: In April 2009, the FASB issued additional guidance related to ASC Topic No. 825, “Financial Instruments” (ASC 825). ASC 825 establishes additional disclosure requirements of fair values for certain financial instruments in the interim financial statements. We adopted the new guidance for the period ending June 30, 2009. The required disclosures are included in Note 8, “Fair Value Measurements”.
Other-than-temporary Impairments: In April 2009, the FASB issued new investment impairment guidance now codified in ASC Topic No. 320, “Investments — Debt and Equity Securities” (ASC 320). The guidance requires companies to provide greater clarity to investors about the credit and noncredit component of an other-than-temporary impairment event and to communicate more effectively when an other-than-temporary impairment event has occurred. The new guidance improves the presentation and disclosure of other-than-temporary impairment on investment securities and changes the calculation of the other-than-temporary impairment recognized in earnings in the financial statements. The new guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairment of equity securities.
For debt securities, the new guidance requires an entity to assess whether (a) it has the intent to sell the debt security, or (b) it is more likely than not that it will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an other-than-temporary impairment on the security must be recognized.
In instances in which a determination is made that a credit loss (defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis) exists but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (i.e., the amortized cost basis less any current-period credit loss), the new guidance changes the presentation and amount of the other-than-temporary impairment recognized in the income statement.
When adopting the additional guidance related to ASC 320, an entity is required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to “Accumulated other comprehensive income” if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before the anticipated recovery of its amortized cost basis. We have adopted the additional guidance related to ASC 320 for the period ending June 30, 2009, and it did not have a material impact on the Condensed Consolidated Financial Statements.
Fair Value Measurements and Disclosures: In April 2009, the FASB issued additional guidance related to ASC Topic No. 820, “Fair Value Measurements and Disclosures” (ASC 820). ASC 820 provisions define fair value, establish a framework for measuring fair value and expand disclosure requirements. The new guidance emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants.

The guidance provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The guidance also requires increased disclosures. We adopted the new guidance for the period ending June 30, 2009, and it did not have a material impact on the Condensed Consolidated Financial Statements. The required disclosures are included in Note 8, “Fair Value Measurements”.
Subsequent Events: In May 2009, the FASB issued additional guidance related to ASC Topic No. 855, “Subsequent Events” (ASC 855). ASC 855 establishes that management must evaluate, as of each reporting period, events or transactions that occur for potential recognition or disclosure in the financial statements and the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date through the date that the financial statements are issued or available to be issued. It also requires the disclosure of the date through which an entity has evaluated subsequent events. We adopted ASC 855 for the period ending June 30, 2009. The required disclosures are included in Note 10, “Subsequent Events”.

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
At September 30, 2009, we had long-term debt of $8.8 million associated with our Notes. The market value of our long-term debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.
Foreign Currency Risk
Growth in our international operations will incrementally increase our exposure to foreign currency fluctuations as well as other risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures and other regulations and restrictions. Further, in September 2007 we acquired NetGiro Systems, a payment processor based in Stockholm, Sweden that processes international transactions, and the anticipated growth of this company will increase our exposure to foreign currency fluctuations. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.
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

Other Market Risks
Investments in auction-rate securities
At September 30, 2009, we held approximately $101.9 million of auction rate securities at par. Given current conditions in the auction rate securities market as described in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Quarterly Report on Form 10-Q, we may incur temporary unrealized losses, or other-than-temporary realized losses, in the future if market conditions persist and we are unable to recover the investment principal in our auction rate securities.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a — 15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009. The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation of our disclosure controls and procedures as of September 30, 2009, our Chief Executive officer and our Chief Financial Officer concluded that as of that date, our disclosure controls were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
We are in the process of converting to a new enterprise resource planning (ERP) system. Implementation of the new ERP system is scheduled to occur in phases. During the quarter ended September 30, 2009, the majority of the Company’s US entities and certain non-US entities implemented the new ERP system which resulted in some changes in internal controls. This ERP system, along with the internal controls over financial reporting included in the related phases of implementation, were appropriately tested for effectiveness prior to implementation. There were no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a — 15(f) and 15d — 15(f) under the Exchange Act) during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed with the SEC are modified and supplemented as follows:
Client development and retention is essential to our success, and our failure to do so may result in significant fluctuations in our revenues, operating results, growth rate, and stock price.
We generate revenue by providing services to a wide variety of companies, primarily in the software and high-tech products markets. Therefore, it is important to our ongoing success that we maintain our key client relationships and, at the same time, develop new client relationships. If we cannot develop and maintain satisfactory relationships with software and digital products publishers, manufacturers of consumer electronics and other goods, online retailers and online channel partners on acceptable commercial terms, or if clients elect to end their relationships with us, we will likely experience a decline in revenue and operating profit. We also depend on our clients creating and supporting products that consumers will purchase. If we are unable to obtain sufficient quantities of products for any reason, or if the quality of service provided by these publishers and manufacturers falls below a satisfactory level, we could also experience a decline in revenue, operating profit and consumer satisfaction, and our reputation could be harmed. Our contracts with our clients are generally one to two years in duration, with an automatic renewal provision for additional one-year periods, unless we are provided with a written notice before the end of the contract. We have no material long-term or exclusive contracts or arrangements with any clients that guarantee the availability of products. Clients that currently supply products to us may not continue to do so, and we may be unable to establish new relationships with clients to supplement or replace existing relationships. If an existing significant customer elects to end their relationship with us or if sales of a significant customer’s products by us materially decrease, our revenue would decline and it may have a material adverse effect on our business, financial condition, results of operations, growth rate, and stock price.
A significant portion of our revenues are derived from a limited number of clients, the loss of any of which could materially adversely affect our business, financial condition or results of operations, and stock price.
Sales of products for one client, Symantec Corporation, accounted for approximately 24.3% of our revenue in 2008. In addition, revenues derived from proprietary Digital River services sold to Symantec consumers and sales of Symantec products through our oneNetworkDirectTM retail and affiliate channel together accounted for approximately 9.4% of total Digital River revenue in 2008. As announced on October 12, 2009, Symantec has informed us that it has elected not to renew its e-commerce agreement with us, which will result in the termination of the e-commerce agreement on June 30, 2010. As Symantec has not yet informed us of its migration plans or the nature of the support Symantec will require from us during the transition period, we are currently unable to predict the impact of the transition on our business, our future revenues and our operating results, which may result in continued volatility in our stock price. Until we are able to determine Symantec’s migration plans and the nature of the support Symantec will require from us during the transition assistance period, it will be difficult for us to implement steps to moderate the impact of this event to our business. Unless and until we generate sufficient new business to offset the loss of Symantec, our third quarter 2009 financial results will be difficult or impossible to duplicate in upcoming quarters, and our ability to sustain profitability may be materially adversely impaired.
In addition, a limited number of other software and physical goods clients contribute a large portion of our annual revenue. If any one of these key contracts is not renewed or otherwise terminates, or if revenues from these clients decline for any other reason (such as competitive developments), our revenue would decline and our ability to sustain profitability may be impaired.
Our stock price may be volatile.
Our stock price may experience significant volatility. For example, our stock price experienced a significant decline on October 12, 2009 in connection with the announcement by us that Symantec had informed us that it has elected not to renew its e-commerce agreement with us. A material decline in our stock price may result in the assertion of certain claims against us, and/or the commencement of inquiries and/or investigations against us. A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital, and the inability for you to obtain a favorable selling price for our shares. Any reduction in our ability to raise equity capital in the future may force us to reallocate funds from other planned uses and could have a significant negative effect on our business plans and operations.

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
The market for e-commerce solutions is extremely competitive and we may find ourselves unable to compete effectively. Because there are relatively low barriers to entry in the e-commerce market, we expect continued intense competition as current competitors expand their product offerings and new competitors enter the market. In addition, our clients and partners may become competitors in the future. Increased competition is likely to result in price reductions, reduced margins, longer sales cycles and a decrease or loss of our market share, any of which could negatively impact our revenue and earnings. We face competition from the following sources:
•	In-house development of e-commerce capabilities, whether using tools or applications from companies, such as Art Technology Group, Inc. and IBM Corporation or through internally developed solutions (e.g. as announced on October 12, 2009, Symantec has elected not to renew its e-commerce agreement with us and will migrate its online store traffic to an internally developed e-commerce system, which will result in the termination of our e-commerce agreement with Symantec on June 30, 2010);

•	E-Commerce capabilities custom-developed by companies, such as IBM Global Services and Accenture, Inc.;

•	Other providers of outsourced e-commerce solutions, such as GSI Commerce, Inc., and asknet Inc.;

•	Companies that provide technologies, services or products that support a portion of the e-commerce process, such as payment processing, including CyberSource Corporation and PayPal Corp.;

•	Companies that offer various online marketing services, technologies and products, including ValueClick, Inc. and aQuantive, Inc.;

•	High-traffic, branded websites that generate a substantial portion of their revenue from e-commerce and may offer or provide to others the means to offer their products for sale, such as Amazon.com, Inc.; and

•	Web hosting, web services and infrastructure companies that offer portions of our solution and are seeking to expand the range of their offering, such as Network Solutions, LLC, Akamai Technologies, Inc., Yahoo!, Inc., eBay, Inc. and Hostopia.com, Inc.
We believe that the principal competitive factors for a participant in our market are the breadth of products and services offered, proven global platforms, the number of clients and online channel partnerships a participant has, brand recognition, system reliability and scalability, price, customer service, ease of use, speed to market, convenience and quality of delivery. The online channel partners and the other companies described above may compete directly with us by adopting a similar business model. Moreover, while some of these companies also are clients or potential clients of ours, they may compete with our e-commerce outsourcing solution to the extent that they develop e-commerce systems or acquire such systems from other software vendors or service providers, which could result in the loss of existing clients and/or the inability to pursue certain potential clients.
Many of our competitors have, and new potential competitors may have, more experience developing Internet-based software and e-commerce solutions, larger technical staffs, larger customer bases, more established distribution channels and customer relationships, greater brand recognition and greater financial, marketing and other resources than we have. In addition, competitors may be able to develop services that are superior to our services, achieve greater customer acceptance or have significantly improved functionality as compared to our existing and future products and services. Our competitors may be able to respond more quickly to technological developments and changes in customers’ needs. If we are unable to compete successfully against current and future competitors could cause our revenue and earnings to decline.
Loss of our credit card acceptance privileges, changes to payment networks, fees, rules or practices, or the imposition of fines or increased fees from banks or payment processors, would seriously hamper our ability to process the sale of merchandise.

The payment by consumers for the purchase of digital or physical goods that we process is typically made by credit card or similar payment method. As a result, we must rely on banks or payment processors to process transactions, and must pay a fee for this service. From time to time, credit card associations may increase the interchange fees that they charge for each transaction using one of their cards. In addition, reductions in the volume of transactions processed by us may result in increased per-transaction processing fees. Any such increased fees will increase our operating costs and reduce our profit margins. We also are required by our processors to comply with credit card association operating rules, and we have agreed to reimburse our processors for any fines they are assessed by credit card associations as a result of processing payments for us. The credit card associations and their member banks set and interpret the credit card rules. Visa, MasterCard, American Express, Discover, or other card associations could adopt new operating rules or re-interpret existing rules that we, or our processors, might find difficult to follow. We have had payment processing agreements with certain of our payment processors terminated due to violations of their rules, and although we have been able to successfully migrate to new processors, such migrations require significant attention from our personnel, and often result in higher fees and customer dissatisfaction. Any disputes or problems associated with our payment processors could impair our ability to give customers the option of using credit cards to fund their payments. If we were unable to accept credit cards or other widely accepted forms of payment, our business would be seriously damaged. We also could be subject to fines or increased fees from MasterCard and Visa if we fail to detect that merchants are engaging in activities that are illegal or activities that are considered “high risk,” primarily the sale of certain types of digital content, or if the percentage of transactions subject to chargeback increases as an absolute percentage of our overall transaction volume. We may be required to expend significant capital and other resources to monitor these activities.
Failure to successfully implement a new enterprise resource planning (ERP) system could adversely affect our business.
We are in the process of converting to a new ERP system. Failure to smoothly execute the implementation of the ERP system could adversely affect the Company’s business, financial condition and results of operations.

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

Date: November 9, 2009	DIGITAL RIVER, INC.
	By:	/s/ Thomas M. Donnelly
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