Form 10-K
period 2009-12-31
DIGITAL RIVER INC /DE
filed 2010-02-23
CIK 1062530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2009.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number: 000-24643

DIGITAL RIVER, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	41-1901640
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.	)
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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit to post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated file ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑

As of June 30, 2009, there were 38,588,928 shares of Digital River, Inc. common stock, issued and outstanding. As of such date, based on the closing sales price as quoted by The Nasdaq Global Select Market, 37,783,401 shares of common stock, having an aggregate market value of approximately $1,372,293,000 were held by non-affiliates. For purposes of the above statement only, all directors and executive officers of the registrant are assumed to be affiliates.

The number of shares of common stock outstanding at February 1, 2010 was 38,653,851 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

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

Overview

We provide end-to-end global e-commerce and marketing solutions to a wide variety of companies in software, consumer electronics, computer games, video games, and other markets. We offer our clients a broad range of services that enable them to quickly and cost effectively establish an online sales channel capability and to subsequently manage and grow online sales on a global basis while mitigating risks. Our services include design, development and hosting of online stores and shopping carts, store merchandising and optimization, order management, denied parties screening, export controls and management, tax compliance and management, fraud management, digital product delivery via download, physical product fulfillment, subscription management, online marketing including e-mail marketing, management of affiliate programs, paid search programs, payment processing services, website optimization, web analytics and reporting, and CD production and delivery.

Our products and services allow our clients to focus on promoting and marketing their products and brands while leveraging our investments in technology and infrastructure to facilitate the purchase of products through their online websites. When shoppers visit one of our clients’ branded websites and purchase goods, they are transferred to an e-commerce store and/or shopping cart operated by us on our e-commerce platforms. Once on our system, shoppers can browse for products and make purchases online. We typically are the seller of record for transactions through our client branded stores. After a purchase is made, we either deliver the product digitally via download over the Internet or transmit instructions to a third party for physical fulfillment of the order. We also process the buyer’s payment as the merchant of record, including collection and remittance of applicable taxes. We have invested substantial resources to develop our e-commerce and marketing platforms and we provide access and use of our platforms to our clients as a service as opposed to selling the software to be operated on their own in-house computer hardware. Our e-commerce store solutions range from simple remote control models to more comprehensive online store models.

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

As announced on October 12, 2009, Symantec Corporation has informed us that it has elected not to renew its e-commerce agreement with us, which will result in the termination of the e-commerce agreement on June 30, 2010. We expect a material decrease in revenue and operating income as a result of Symantec’s decision to not renew its e-commerce agreement with us as Symantec migrates its stores from our e-commerce infrastructure to their internally developed e-commerce platform. However, as Symantec has not yet informed us of its migration plans or the nature of the support Symantec will require from us during the transition period, we are currently unable to predict the magnitude or timing of the revenue impact on our business, our future revenues and our operating results. Our intention is to moderate the impact on our consolidated financial results of the expected reduction in revenue through acquisition of new clients, organic growth within existing clients, new product and service introductions, cost-saving initiatives and acquisition activities. Unless and until we generate sufficient new business to offset the loss of Symantec, our 2009 financial results will be difficult or impossible to duplicate in 2010.

We view our operations and manage our business as one reportable segment, providing outsourced e-commerce solutions globally to a variety of companies, primarily in the software and high-tech products markets. See Item 15 of Part IV, Exhibits and Financial Statement Schedules, Note 12 Segment Information for additional information.

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

Industry Background

Growth of the Internet and E-Commerce.  E-Commerce sales continue to grow. The U.S. Commerce Department reported that e-commerce sales in 2009 rose 2.0% compared to 2008. We believe there are a number of factors that are contributing to the continued growth of e-commerce: (i) adoption of the Internet continues to increase globally; (ii) broadband technology is increasingly being used to deliver Internet service enabling the delivery of richer content as well as larger files to consumers; (iii) Internet users are becoming increasingly comfortable with the process of buying products online; (iv) the functionality of online stores continues to improve, offering a broader assortment of payment options with more promotion alternatives; (v) businesses are placing more emphasis on their online channel, reaching a larger audience at comparatively lower costs than other methods; and (vi) concerns about conflicts between online and traditional sales channels continue to subside. Additionally, we believe that current economic conditions have led to increased retail store closings which should drive more shoppers online as they shift to other channels, filling the void created by retail downsizings and bankruptcies.

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

We provide the technology and services required to establish, grow and support international sales, both for U.S.-based clients seeking to reach customers overseas, and non-U.S.-based clients looking to access the U.S. and other markets. Our technology platform enables transactions to be completed in numerous currencies using a variety of payment methods. In addition, we provide localized online content and payment methods, and offer customer service in a variety of languages, extending our clients’ reach beyond their home markets.

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

Attract New Clients and Expand Relationships with Existing Clients.  We have focused our efforts on securing new clients and expanding our relationships with existing clients primarily in the software, consumer electronics, computer game and video game markets. Our clients include software publishers, other digital content providers, high-tech product manufacturers and online channel partners.

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

Maintain Technology Leadership.  We believe our technology platform and infrastructure afford us a competitive advantage in the market for outsourced e-commerce solutions. We intend to continue to invest in and enhance our platform to improve scalability, efficiency, reliability, security and performance. By leveraging our infrastructure, we can improve our ability to provide low-cost, high-value services while continuing to deploy the latest technologies. Additionally, we plan to continue investing in our infrastructure to enable our clients to further penetrate international markets, enhance their relationships with their customers, better manage the return-on-investment across all their online marketing activities, successfully adopt new selling models such as subscriptions, Software as a Service (SaaS), trial programs and volume licensing programs.

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

Store Design, Development and Hosting.  We offer our clients website design services utilizing our experience and expertise to create efficient and effective online stores. Our e-commerce solutions can be deployed quickly and implemented in a variety of ways from fully-functioning shopping carts through completely merchandised online stores. The online stores we operate for our clients often match their branding and website design to provide a seamless experience for shoppers. When a shopper navigates from a client’s website (operated by them) to their store (operated by us), the transition is seamless and the customer is unaware they are then being served by our technology platform. We manage the order process through payment processing, fraud screening and fulfillment (either digital or physical) and notify the buyer via e-mail once the transaction is completed. Transaction information is captured and stored in our database systems, an increasingly valuable source of information used to create highly targeted merchandising programs, e-mail marketing campaigns, product offers and test marketing programs.

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

In addition to electronic fulfillment via download, we offer physical distribution services to our clients as well. We have contracted with third-party fulfillment agents that maintain inventories of physical products for shipment to buyers. These products are held by the fulfillment agent on consignment from our clients. We provide notification of product shipment to the buyer as well as shipment tracking, order status and inventory information. We also provide a service called “Physical on Demand” (POD), which utilizes robotic systems to create a client-branded product CD and packaging materials after a POD order has been placed. This eliminates the requirement for inventory to be stored in a warehouse as physical product is created only when needed. We provide extended download services for digital products for an additional fee, which enables buyers to download the products they have purchased more than once in the event of a computer failure or other unexpected problem. We believe physical fulfillment services are important to providing a complete e-commerce solution to our clients, particularly for non-digital products market where digital fulfillment is not possible.

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

Payment Services.  We offer full service payment provider solutions for online merchants around the world. We connect businesses to the local payment methods that their customers prefer and support businesses to expand into new markets through enabling the acceptance and processing of a diverse range of payment methods and options. We offer a broad range of back office payment reconciliation services that result in a highly cost efficient and secure program for e-payments. We sell and market these services through a direct sales channel located in offices in the United States and Europe. Our technology platform provides for high transaction throughput in a highly secure and data sensitive environment. These services are provided either via a direct interface between the client’s commerce system and our payment services platform or via a Payment Card Industry (PCI) compliant wrapped secure web based payment page that is served to the client’s commerce system on a transaction by transaction basis.

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

Architecture.  Our platforms are highly scalable and designed to handle tens of thousands of individual e-commerce stores and millions of products available for sale within those stores. These platforms consist of Digital River developed proprietary software applications running on multiple pods of Sun Microsystems and Dell servers that serve dynamic web pages using Oracle, SQL server and MySQL databases, .net Microsoft IIS and Oracle 9iAS application servers. Our platforms are designed to support growth by adding servers, CPUs, memory and bandwidth without substantial changes to the software applications. We believe this level of scalability is a competitive advantage. The application software is written in modular layers, enabling us to quickly respond to industry changes, payment processing changes, changes to international requirements for taxes and export screening, banking procedures, encryption technologies, and new and emerging web technologies, including AJAX, Web Services, DHTML and web Caches.

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

Competition

The market for e-commerce solutions is highly competitive. We compete with e-commerce solutions that our customers develop internally or contract with third parties to develop on their behalf. We also compete with other outsourced e-commerce providers. The competition we encounter includes:

•	In-house development of e-commerce capabilities using tools or applications from companies, such as Art Technology Group, Inc. and IBM Corporation;

•	E-Commerce capabilities custom-developed by companies, such as IBM Global Services and Accenture, Inc.;

•	Other providers of outsourced e-commerce solutions, such as GSI Commerce, Inc., asknet Inc. and Arvato, a division of Bertelsmann AG;

•	Companies that provide technologies, services or products that support a portion of the e-commerce process, such as payment processing, including CyberSource Corporation and PayPal Corp.;

•	Companies that offer various online marketing services, technologies and products, including ValueClick, Inc. and aQuantive, Inc.;

•	High-traffic, branded websites that generate a substantial portion of their revenue from e-commerce and may offer or provide to others the means to offer their products for sale, such as Amazon.com, Inc. and Buy.com, Inc.; and

•	Web hosting, web services and infrastructure companies that offer portions of our solution and are seeking to expand the range of their offering, such as Network Solutions, LLC, Akamai Technologies, Inc., Yahoo!, Inc., eBay, Inc. and Hostopia.com, Inc.

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

Intellectual Property

We believe the protection of our trademarks, copyrights, trade secrets and other intellectual property is critical to our success. We rely on patent, copyright and trademark enforcement, contractual restrictions, service mark and trade secret laws to protect our proprietary rights. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with certain parties with whom we conduct business in order to limit access to and disclosure of our proprietary information. We also seek to protect our proprietary position by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to our business. We currently have twenty-one U.S. patents issued with five to fourteen years remaining prior to expiration. We also have over sixty-eight U.S. and foreign patent applications pending. We pursue the registration of our trademarks and service marks in the U.S. and internationally. We have a number of registered trademarks in the U.S., European Union and other countries.

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

Employees

As of February 1, 2010, we employed 1,239 associates. We also employ independent contractors and other temporary employees. None of our employees are represented by a labor union, and we consider our employee relations to be good. Competition for qualified personnel in our industry is intense. We believe that our future success will continue to depend, in part, on our continued ability to attract, hire and retain qualified personnel.

Executive Officers

The following table sets forth information regarding our executive officers at February 1, 2010:

Name	Age	Position

Joel A. Ronning	53	Chief Executive Officer
Thomas M. Donnelly	45	Chief Financial Officer
Kevin L. Crudden	54	VP/General Counsel

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

The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we currently deem immaterial also may impair our business operations. Our business, financial condition or results of operations could be materially adversely affected by any of these risks and the value of our common stock could decline due to any of these risks, and you could lose all or part of the money you paid to buy our common stock. The following discussion of our risk factors should be read in conjunction with the consolidated financial statements and related notes thereto, and management’s discussion and analysis, contained in this report. These risks are current as of the date of this Form 10-K, and will be updated in subsequent Form 10-Qs to the extent required by law. Our business is also subject to general risks and uncertainties that affect many other companies.

This annual report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this report.

Company Risk Factors

We may experience significant fluctuations in our revenues, operating results, growth rate and stock price.

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

Factors that may affect our revenues, operating results, continued growth, and our stock price include the risks described elsewhere in this Item 1A, as well as the following:

•	Client Development and Retention. We generate revenue by providing services to a wide variety of companies, primarily in the software and high-tech products markets. Therefore, it is important to our ongoing success that we maintain our key client relationships and, at the same time, both develop new client relationships and increase the number and type of products offered through our services. If we cannot develop and maintain satisfactory relationships with software and digital products publishers, manufacturers of consumer electronics and other goods, online retailers and online channel partners on acceptable commercial terms, or if clients elect to end their relationships with us and we are unable to generate sufficient additional revenue to compensate for the loss of those relationships, we will likely experience a decline in revenue and operating profit. New product verticals or market segments, and further penetration of existing product verticals and market segments, may require us to work with companies which have a limited operating history or greater risks than more established companies. This may result in the offering of products which are subject to higher chargeback rates or legal exposure and may generally expose us to greater legal and/or business risk. We may not be able to fully anticipate or mitigate all such risks. In the event claims are brought against us in connection with products offered by clients, especially clients with a limited operating history, weak sales, or who are or may become insolvent or bankrupt, we may not be successful in seeking indemnification for such claims from such clients and may be ultimately responsible for such claims.

•	We also depend on our clients to create and support products that consumers will purchase. We generally purchase products for resale from consignment or from distributors at the time of the resale to the consumer, and do not maintain an inventory of products available for sale. If we are unable to obtain sufficient quantities of products for any reason, or if the quality of service provided by these publishers and manufacturers falls below a satisfactory level, we could also experience a decline in revenue, operating profit and consumer satisfaction, and our reputation could be harmed.

•	Our contracts with our clients are generally one to two years in duration, with an automatic renewal provision for additional one-year periods, unless we are provided with a written notice before the end of the contract. We have no material long-term or exclusive contracts or arrangements with any clients that guarantee the availability of products. Clients that currently supply products to us may not continue to do so, and we may be unable to establish new relationships with clients to supplement or replace existing relationships. Clients may elect to cease offering certain products through online commerce, or cease allowing us to resell certain of their products. A client who believes we have failed to deliver the contractually-required services and benefits could terminate their agreements and bring claims against us for substantial damages, these claims could exceed the level of any insurance coverage that may be available to us, and if successful could adversely affect our operating results and financial condition. If an existing significant customer elects to end their relationship with us or if our sales of a significant customer’s products materially decreases, our revenue would decline and it may have a material adverse effect on our business, financial condition, results of operations, growth rate and stock price.

•	In addition, a limited number of our other software and physical goods clients contribute a large portion of our annual revenue. If any one of these key contracts is not renewed or otherwise terminates, or if revenues from these clients decline for any other reason (such as competitive developments), our revenue would decline and our ability to sustain profitability would be impaired. For example, please see the risk factor below regarding the termination of Symantec’s e-commerce agreement with us.

•	Dependence on Key Personnel and Employee Turnover. Our future success significantly depends on our ability to continue to identify, attract, hire, train, retain and motivate highly skilled personnel, including the continued services and performance of our senior management. Competition for these personnel is intense, particularly in the Internet industry. Our performance also depends on our ability to retain and motivate our key technical employees who are skilled in maintaining our proprietary technology platforms. The loss of the services of any of our executive officers or key employees could harm our business if we are unable to effectively replace that officer or employee, or if that person should decide to join a competitor or otherwise directly or indirectly compete with us. Employee turnover may increase in light of the risks, uncertainties, expenses, delays and difficulties associated with operating a business in a relatively rapidly changing industry and environment. Our announcement of a planned reduction in force in connection with the termination of our e-commerce agreement with Symantec may result in increased employee turnover prior to the implementation of that plan by us. Further, we may need to incur additional operating expenses and divert other management time in order to search for a replacement for members of senior management or personnel with specialized skills.

•	Organizational Changes. In order to remain competitive and to control our costs, we have implemented in the past, and may be required to implement in the future, organizational changes within our company, such as the consolidation of e-commerce platforms or offices, utilization of subcontractors or outsourcing relationships, reorganization of business units, and reductions in force. We may incur significant costs in order to implement organizational changes to achieve efficiencies in our cost structure in the long term. Failure to effectively manage our subcontractors and outsourcing relationships may harm our business. These organizational changes may impact our ability to execute our business plans and could affect our operating results.

•	Operating Expenses. Our operating expenses are based on our expectations of future revenue. These expenses are relatively fixed in the short-term. If our revenue for a quarter falls below our expectations and we are unable to quickly reduce spending in response, our operating results for that quarter would be harmed.

•	Infrastructure. The introduction by us of new websites, web stores or services, new features and functionality, and the continued upgrading, development and maintenance of our systems and infrastructure to meet emerging market needs, leverage technical innovations, and remain competitive in our service and product offerings, may require a substantial investment of our resources and result in significant capital expenditures and operating costs and expose us to additional risk and legal liability despite efforts to control such risks and liabilities.

•	Fluctuations in Demand. Our quarterly and annual operating results are subject to fluctuations in demand for the products or services offered by us or our clients, such as anti-virus software and anti-spyware software and consumer electronics. In particular, sales of anti-virus software represented a significant portion of our revenues in recent years, and continue to be very important to our business. Demand for anti-virus software is subject to the unpredictable introduction of significant computer viruses. The introduction of products and services competitive to those offered by our current clients (including anti-virus products and services) may materially adversely affect our revenues. In addition, revenue generated by our software and digital commerce services is likely to fluctuate on a seasonal basis that is typical for the markets for our clients’ products, including the software publishing, consumer electronics, and computer and video games markets. Softening or weakening of traditionally high-volume periods, such as the holiday season, can materially adversely affect our revenues and operating results.

•	Changes in the E-commerce Industry. The nature of our business and the e-commerce industry in which we operate has undergone, and continues to undergo, rapid development and change. For example, new protocols or technologies and new rules and regulations applicable to our business and the e-commerce industry can be introduced which could affect the ways in which e-commerce operates and products are sold online. It may be difficult for us to predict such developments. Thus, our chances of financial and operational success should be evaluated in light of the risks, uncertainties, expenses, delays and difficulties associated with operating a business in a relatively rapidly changing industry and environment. If we are unable to address these issues, we may not be financially or operationally successful.

•	Other Factors. Additional industry risks that may affect our revenues, operating results, continued growth and our stock price include:

•	Competitive developments, including the introduction of new products and services and the announcement of new client and strategic relationships by our competitors;

•	Changes that affect our clients or the viability of their product lines, and client decisions to delay new product launches, invest in e-commerce initiatives, utilize the services of a competitor, or internalize their currently outsourced e-commerce operations;

•	The cost of compliance with U.S. and foreign laws, rules and regulations relating to our business, including the potential effect of new laws, rules and regulations, or interpretations of existing laws, rules and regulations, that affect our business operations or otherwise restrict or affect online commerce and/or the Internet as a whole, as well as our compliance with the rules and policies of entities whose services are critical for our continued operations, such as banks and credit card associations;

•	Our announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments or results of operations or other developments related to those acquisitions, and our ability to successfully integrate and manage acquired businesses;

•	Required changes in generally accepted accounting principles and disclosures;

•	Sales or other transactions involving our common stock or our convertible notes;

•	General macroeconomic conditions, including severe downturns or recessions in the United States and elsewhere, global unrest, terrorist activities and particularly those economic conditions affecting the e-commerce and retailer industries; and

•	Conditions or trends in the Internet and online commerce industries in the United States and around the world, including slower-than-anticipated growth of the online market as a vehicle for the purchase of software products, changes in consumer confidence in the safety and security of online commerce, and changes in the usage of the Internet and e-commerce.

The following risks may also have a material adverse impact on our business, financial condition, results of operations and stock price:

Our stock price may be volatile.

The stock market as a whole and the trading prices of companies in the electronic commerce industry in particular, has been notably volatile. The operating results of companies in the electronic commerce industry have experienced significant quarter-to-quarter fluctuations. This broad market and industry volatility could significantly reduce the price of our common stock at any time, without regard to our own operating performance. In addition, our stock price may be impacted by the short sales and actions of other parties who may disseminate misleading information about us in an effort to profit from fluctuations in our stock price. Our stock price also may experience significant volatility unrelated to the overall market or our industry segment.

Further, our stock price may be impacted by the announcement of the financial results or other decisions by our larger clients whose products represent a significant portion of our sales. For example, our stock price experienced a significant decline on October 12, 2009 in connection with the announcement by us that Symantec had informed us that it has elected not to renew its e-commerce agreement with us.

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

The termination of our e-commerce agreement with Symantec may materially adversely affect our business, financial condition or results of operations and stock price.

Sales of products for one client, Symantec Corporation, accounted for approximately 21.5% of our revenue in 2009. In addition, revenues derived from proprietary Digital River services sold to Symantec consumers and sales of Symantec products through our oneNetworkDirecttm retail and affiliate channel together accounted for approximately 6.9% of total Digital River revenue in 2009. As announced on October 12, 2009, Symantec has informed us that it has elected not to renew its e-commerce agreement with us, which will result in the termination of the e-commerce agreement on June 30, 2010. While Symantec has migrated portions of business from Digital River to its new e-commerce platform in certain geographic regions as of the date of this Form 10-K, Symantec has not yet informed us of the balance of its migration plans, or the nature of the support Symantec will require from us during the remainder of the transition period. As a result, we are currently unable to predict the impact of the remainder of the transition on our business, our future revenues and our operating results, which may result in continued volatility in our stock price. Until we are able to determine Symantec’s final migration plans and the nature of the support Symantec will require from us during the transition assistance period, it will be difficult for us to implement additional steps to moderate the impact of this event to our business. Unless and until we generate sufficient new business to offset the loss of Symantec, our 2009 financial results will be difficult or impossible to duplicate in 2010.

Loss of our credit card acceptance privileges, or changes to payment networks, fees, rules or practices, would seriously hamper our ability to process the sale of merchandise and materially adversely affect our business.

The payment by consumers for the purchase of goods and services through our e-commerce systems is typically made by credit card or similar payment method. As a result, we must rely on banks and payment processors to process transactions, and must pay a fee for this service. From time to time, credit card associations may increase the per-transaction fees that they charge. In addition, reductions in the volume of transactions processed by us may result in increased per-transaction processing fees. Any such increased fees will increase our operating costs and reduce our profit margins. We also are required by our processors to comply with credit card association operating rules, and we have agreed to reimburse our processors for any fines they are assessed by credit card associations as a result of processing payments for us. The credit card associations and their member banks set and interpret the credit card rules. Visa, MasterCard, American Express, Discover, and other card associations whose cards we accept could adopt new operating rules or re-interpret existing rules that we, or our processors, might find difficult to follow. Although we have been able to successfully switch to new payment processors in the past, such migrations require significant attention from our personnel, and may not achieve the anticipated cost savings or other desired results. Any disputes or problems associated with our payment processors could impair our ability to give customers the option of using credit or debit cards to fund their payments. If we were unable to accept credit or debit cards or other widely accepted forms of payment, our business would be seriously damaged. We also could be subject to fines or increased fees from Visa and MasterCard if we fail to detect that our clients are engaging in activities that are illegal or activities that are considered “high risk,” primarily the sale of certain types of digital content, or if the percentage of our sales transactions subject to chargeback increases as an absolute percentage of our overall transaction volume. We may be required to expend significant capital and other resources to monitor these activities.

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

Any breach or compromise of our security could have a material adverse effect on our reputation, business, operating results and financial condition, dissuade existing and new clients from using our services, dissuade customers from transacting business through our systems, and expose us to significant costs, fines, losses, litigation, governmental investigations and liabilities. A party who circumvents our security measures could misappropriate proprietary information or interrupt our operations. We may be required to expend significant capital and other resources to protect against security breaches or address problems caused by such breaches. Security breaches could expose us to lawsuits from affected persons and companies, and to governmental inquiries. Concerns over the security of the Internet and other online transactions and the privacy of users could deter people from using the Internet to conduct transactions that involve transmitting personally identifiable and other confidential information, inhibiting the growth of our business.

We are exposed to foreign currency exchange risk.

Sales outside the United States accounted for approximately 41.1% of our total sales in 2009. A significant portion of our cash and marketable securities are held in non-U.S. domiciled countries, primarily Ireland and Germany. The results of operations of, and certain of our intercompany balances associated with, our internationally focused websites are exposed to foreign exchange rate fluctuations. Upon translation, net sales and other operating results from our international operations may differ materially from expectations, and we may record significant gains or losses on the re-measurement of intercompany balances. If the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions will result in increased net revenues and operating expenses. Similarly, our net revenues and operating expenses will decrease if the U.S. dollar strengthens against foreign currencies. As we have expanded our international operations, our exposure to exchange rate fluctuations has become more pronounced. We may enter into short-term currency forward contracts to offset the foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. The use of such hedging activities may not offset more than a portion of the adverse financial impact resulting from unfavorable movements in foreign exchange rates. See Item 7A of Part II, for information demonstrating the effect on our consolidated statements of income from changes in exchange rates versus the U.S. dollar.

Failure to enhance and expand our technology, systems and business offerings to accommodate increased traffic and to remain competitive could reduce demand for our services and impair the growth of our business.

We periodically enhance and expand our technology and transaction-processing systems, network infrastructure and other technologies to accommodate increases and spikes in the volume of traffic on our technology platforms due to factors including launches of new products and new commerce websites on our technology platforms, and seasonal fluctuations in consumer demand. To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our e-commerce platforms and the underlying network infrastructure, and develop and introduce new business offerings and programs. Any inability to enhance and expand our existing technology, transaction-processing systems or network infrastructure to manage such increased traffic and traffic spikes may cause unanticipated systems disruptions, slower response times and degradation in client services, including impaired quality and speed of order fulfillment. Failure to manage increased traffic and traffic spikes or an inability to maintain our competitiveness could harm our reputation and significantly reduce demand for our services, which would impair the growth of our business. If we incur significant costs without adequate results, or are unable to adapt rapidly to technological changes, we may fail to achieve our business plan. We may be unable to improve and increase the capacity of our network infrastructure sufficiently or anticipate and react to expected increases in the use of the platform to handle increased volume, or to obtain needed related services from third party suppliers. Our network and our suppliers’ networks may be unable to maintain an acceptable data transmission capability, especially if demands on the platform increase. We may fail to use new technologies effectively or fail to adapt our proprietary technology and systems to client requirements or emerging industry standards.

If we are unable to enter into, achieve desired results from, or maintain our marketing and promotional agreements with third party marketing or technology providers to generate sales traffic and sales for our clients, our ability to generate revenue and our business could be adversely affected.

We have entered into multiple marketing and promotional agreements and operate certain affiliate networks and programs which are designed to increase both traffic to the e-commerce stores we operate and the number of customers purchasing products through such stores, including agreements with search engine providers, display advertising networks, comparison shopping engines, affiliate networks, operators of websites and marketing technology providers. Our ability to attract new clients and retain existing clients is based in part on our ability to generate increased traffic or better conversion rates resulting in increased online sales of their products through these agreements and programs. If we are unable to enter into such agreements on favorable terms, are unable to achieve the desired results under these agreements and programs, are unable to maintain these relationships, or fail to generate sufficient traffic or generate sufficient revenue from purchases pursuant to these agreements and programs, our ability to generate sales and our ability to attract and retain our clients may be impacted, negatively affecting our business and operating results.

New obligations to collect or pay transaction taxes could substantially increase the cost to us of doing business.

Many of the laws and regulations regarding the application of sales tax, use tax, value added tax (VAT) or other similar transaction taxes predate the growth of the Internet and online commerce. The application of transaction taxes to interstate and international sales over the Internet is complex and evolving. We currently collect taxes on certain product and service offerings in tax jurisdictions where we have taxable presence. A successful assertion by one or more tax jurisdictions that we should collect or were obligated to collect transaction taxes on the products we sell could harm our results of operations. The imposition by state and local governments of various taxes upon Internet commerce and related e-commerce activities could create administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on all of our online competitors, and decrease our future sales.

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

We sell products and services to consumers outside the United States and we intend to continue expanding our international presence. In 2009, our sales to international consumers represented approximately 41.1% of our total sales. Continued expansion into international markets, particularly the European and Asia-Pacific regions, requires significant resources that we may fail to recover through generating additional revenue. Conducting business internationally is subject to risks that may have a material adverse effect on our ability to increase or maintain foreign sales, including:

•	Changes in regulatory requirements and tariffs;

•	Difficulties in staffing and managing foreign subsidiary operations, and the increased costs of international operations;

•	Uncertainty of application of, and the burden and cost of complying with, local, commercial, tax, privacy and other laws and regulations;

•	Reduced protection of intellectual property rights;

•	Difficulties in physical distribution and logistics for international sales;

•	Higher incidences of credit card fraud and difficulties in accounts receivable collection;

•	Difficulties in transferring funds from certain countries;

•	Difficulties in enforcing contracts against international clients, especially in emerging markets;

•	Lower rates of Internet usage in certain countries, especially in emerging markets;

•	The possibility of unionization of our workforce outside the United States, particularly in Europe;

•	Political, social and economic instability and constraints on international trade; and

•	Import and export license requirements and restrictions of the United States and every other country in which we operate.

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

Implementing our acquisition and strategic partnership strategy could result in dilution and operating difficulties leading to a decline in revenue and operating profit.

A key element of our business strategy involves expansion through the acquisitions of businesses, assets, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. Between January 1, 1999 and December 31, 2009, we acquired or invested in 33 companies. We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships, and the purchase or sale of assets, including tangible and intangible assets such as intellectual property. We have acquired, and intend to continue engaging in strategic acquisitions of businesses, technologies, services and products. In December 2009, we entered into a strategic business relationship with and acquired a minority stake in Softonic International S.L. and Intershare S.L.

Acquisitions, strategic investments and strategic partnership agreements may require significant capital infusions, typically entail many risks, and could result in unforeseen difficulties, disruptions, distractions, and expenditures in assimilating and integrating with the operations, personnel, technologies, products and information systems of acquired companies or businesses. We have in the past and may in the future experience delays in the timing and successful completion of such activities. These challenges are magnified as the size of the acquisition increases. Furthermore, these challenges would be even greater if we acquired a business or entered into a business combination transaction with a company that was larger and more difficult to integrate than the companies we have historically acquired. Moreover, the anticipated benefits of any acquisition or strategic investment may not be realized. If a significant number of clients of the acquired businesses cease doing business with us, we would experience lost revenue and operating profit, and any synergies from the acquisition may be lost. In addition, key personnel of an acquired company may decide not to work for us. The acquisition of another company or its products and technologies may also require us to enter into a geographic or business market in which we have little or no prior experience. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities, amortization of intangible assets or impairment of goodwill. Acquisitions could also result in a dilutive impact to our earnings.

Our clients’ sales cycles and the implementation process for our commerce solution are time-consuming, which may cause us to incur substantial expenses and expend management time without generating corresponding consumer revenue, which would impair our cash flow.

We market our services directly to software publishers, online retailers, consumer electronics companies and other prospective customers. These relationships are typically complex and take time to finalize. Due to operating procedures in many organizations, a significant amount of time may pass between selection of our products and services by key decision-makers, the signing of a contract, and the launch of a revenue-generating commerce store. The period between the initial client sales call and the signing of a contract with significant sales potential is difficult to predict and typically ranges from six to twelve months, and completion of the implementation process typically ranges from one to four months. If at the end of a sales effort a prospective client does not purchase our products or services, we may have incurred substantial expenses and expended management time that cannot be recovered and that will not generate corresponding revenue. As a result, our cash flow and our ability to fund expenditures incurred during the sales cycle and implementation process may be impaired. We can incur substantial front-end cost to launch client sites and it may require a substantial time before those costs are recouped by us, if at all.

We may become liable for fraudulent, improper or illegal uses of our platforms and services.

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

Compliance with and changes to applicable laws, rules, regulations, and certification requirements, may substantially increase our costs of doing business, limit our activities, or otherwise adversely affect our ability to offer our services.

We are subject to the same international, federal, state and local laws as other companies conducting business over the Internet. Because our services are accessible worldwide, and we facilitate sales of products to customers worldwide, international jurisdictions may claim that we are required to comply with their laws, rules and regulations. Laws regulating Internet companies outside of the United States may be less favorable than those in the United States, giving greater rights to consumers, content owners and users. Compliance with international, federal, state and local laws may be costly or may require us to change our business practices or restrict our service offerings relative to those provided in the United States. As our services are available over the Internet in multiple states and foreign countries, these jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each state or foreign country. Failure to qualify as a foreign corporation in a required jurisdiction could subject us to taxes and penalties and could result in our inability to enforce contracts in these jurisdictions. Laws, rules and regulations applicable to our business cover issues such as:

•	User privacy with respect to adults and minors;

•	Our ability to collect and/or share necessary information that allows us to conduct business on the Internet;

•	Export compliance;

•	Pricing, taxation, and regulatory fees;

•	Fraud;

•	Advertising;

•	Intellectual property rights;

•	Information security;

•	Quality of products and services; and

•	Recycling of consumer products.

Our acceptance of credit cards and similar payment methods requires us to maintain certain certifications, most notably Payment Card Industry (PCI) Level 1 compliance. Maintaining this certification requires an annual audit by a qualified third party auditor and a review and assessment of our security controls and a significant commitment of internal resources. Our loss of such certification may result in our inability to process credit card transactions and have a material adverse affect on our ability to do business.

Violation of any laws, rules or regulations applicable to our business could result in fines or other actions by regulatory agencies, increased costs of doing business, reduced profits, or restrictions on our ability to conduct business such as our ability to export products or bans on our ability to offer certain services. In addition, any significant changes, developments, or new interpretations of laws, rules, and regulations applicable to our business will increase our costs of compliance and may further restrict our overseas client base, may require significant management and other resources to respond appropriately, and may harm our operating results.

Failure to protect our intellectual property may jeopardize our competitive position and require us to incur significant expenses to enforce our rights.

We rely on a combination of patent, copyright, trademark, service mark and trade secret laws, and contractual restrictions with our employees and other parties with which we do business, to protect our proprietary rights and to limit access to and disclosure of our proprietary information. We also seek to protect our proprietary position by filing U.S. patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business, and the registration of our trademarks and service marks in the U.S. and internationally.

The steps we have taken to protect our proprietary rights may be inadequate and third parties may infringe or misappropriate our trade secrets, trademarks and similar proprietary rights. Our contractual arrangements and the other steps taken by us to protect our intellectual property may not prevent misappropriation of our technology or deter independent third-party development of similar technologies. We may not be able to successfully obtain patents or trademarks for our technologies or brands. Effective protection of our intellectual property rights may not be available in every country in which our services are made available online, or cost-effective for us to obtain on a worldwide basis. Any significant failure on our part to protect our intellectual property could make it easier for our competitors to offer similar services and thereby adversely affect our market opportunities. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of management and technical resources.

Claims against us related to infringement of other parties’ intellectual property rights, or the products we resell or deliver, could require us to expend significant resources, enter into unfavorable licenses, prevent us from using certain technology, or require us to change our business plans.

From time to time, we are named as a defendant in lawsuits claiming that we have, in some way, violated the intellectual property rights of others. From time to time we are notified of several potential patent disputes, and expect that we will increasingly be subject to the assertion of patent infringement claims against us as our services expand in scope and complexity. Claims may be made against us for negligence, copyright or trademark infringement, products liability or other theories based on the nature and content of software products or tangible goods that we deliver electronically and physically. Because we did not create these products, we are generally not in a position to know the quality or nature of the content of these products. Any assertions or prosecutions of claims like these could require us to expend significant financial, managerial and personnel resources. Although we carry general liability insurance and require that our customers indemnify us against consumer claims, our insurance and indemnification measures may not cover potential claims of this type, may not adequately cover all costs incurred in defense of potential claims, or may not reimburse us for all liability that may be imposed. We may elect to self-insure against certain claims. The defense of any claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause product enhancement delays or require that we develop non-infringing technology or enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may be unavailable on terms acceptable to us or at all. In the event of a successful claim of infringement against us and our failure or inability to develop non-infringing technology or license the infringed or similar technology on a timely basis, we may be unable to continue to pursue our current business plan. We expect that we will increasingly be subject to patent infringement claims as our services expand in scope and complexity, and our results of operations and financial condition could be materially adversely affected.

We are subject to regulations relating to consumer privacy.

We collect and maintain customer data from our customers, which subjects us to increasing international, federal and state regulations related to online privacy and the use of personal user information. Congress has enacted anti-“spam” legislation with which we must comply when providing email campaigns for our clients. Legislation and regulations are pending in various domestic and international governmental bodies that address online privacy protections. Several governments have proposed, and some have enacted, legislation that would limit the use and transfer of personal user information or require online service providers to establish privacy policies. In addition, the U.S. Federal Trade Commission (FTC) has urged Congress to adopt legislation regarding the collection and use of personal identifying information obtained from individuals when accessing websites, including both adults and minors.

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

The European Union has adopted a privacy directive that regulates the collection and use of information that identifies an individual person. These regulations may inhibit or prohibit the collection and sharing of personal information in ways that could harm our clients or us. Failure to comply with member state implementations of these directives may result in fines, private lawsuits and enforcement actions. These enforcement actions can include interruption or shutdown of operations relating to the collection and sharing of information pertaining to citizens of the European Union. Other countries may introduce or expand their existing data privacy laws, rules and regulations, which could require us to expend significant resources to implement procedures and processes to ensure our compliance.

System failures, outages or errors could reduce the attractiveness of our service offerings.

We provide commerce, marketing and delivery services to our clients and consumers through our proprietary technology transaction processing and client management systems. These systems also maintain an electronic inventory of products and gather consumer marketing information. The satisfactory performance, reliability and availability of the technology and the underlying network infrastructure are critical to our operations, level of client service, reputation and ability to attract and retain clients. We have experienced periodic interruptions and have identified errors, affecting all or a portion of our systems, which we believe will continue to occur from time-to-time. While we attempt to correct every system error we identify, not all errors may be identified or corrected. Any systems damage, errors, or interruption that impairs our ability to accept and fill client orders could result in an immediate loss of revenue to us, and could cause some clients to purchase services offered by our competitors. In addition, frequent systems failures could harm our reputation.

Although we maintain system redundancies in multiple physical locations, our systems and operations are vulnerable to damage or interruption from:

•	Fire, flood, natural disasters, and other events beyond our control;

•	Operator negligence, improper operation by, or supervision of, employees, physical and electronic break-ins, misappropriation, computer viruses and similar events; and

•	Power loss, computer systems failures, denial-of-service attacks and Internet and telecommunications failure.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each year, and to include a management report assessing the effectiveness of our internal control over financial reporting in each Annual Report on Form 10-K. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. Implementation of new technology related to the control system, such as our current ongoing implementation of an SAP Enterprise Resource Planning, or “ERP,” system, may result in misstatements due to errors that are not detected and corrected during testing. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

As a result, we cannot assure you that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor reports regarding disclosure controls and the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules proclaimed after that. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to timely meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

Developments in accounting standards may cause us to increase our recorded expenses, which in turn would jeopardize our ability to demonstrate sustained profitability.

In January 2002, we adopted new Financial Accounting Standards Board (FASB) guidance that establishes that goodwill and intangible assets with indefinite lives are not amortized, but are to be tested on an annual basis for impairment and, if impaired, are recorded as an impairment charge in income from operations. As of December 31, 2009, we had goodwill with an indefinite life of $280.0 million from our acquisitions. If our goodwill is determined for any reason to be impaired, the subsequent accounting of the impaired portion as an expense would lower our earnings and jeopardize our ability to demonstrate sustained profitability. In January 2008, we adopted new FASB guidance that requires the reporting of assets at fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of assets can shift significantly and can cause a permanent or temporary impairment.

Provisions of our charter documents, other agreements and Delaware law may inhibit potential acquisition bids for us.

Certain provisions of our amended and restated certificate of incorporation, bylaws, other agreements and Delaware law could make it more difficult for a third party to acquire us, even if a change in control would be beneficial to our stockholders.

Industry Risk Factors

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

The market for e-commerce solutions is extremely competitive and we may find ourselves unable to compete effectively. Because there are relatively low barriers to entry in the e-commerce market, we expect continued intense competition as current competitors expand their product offerings and new competitors enter the market. In addition, our clients and partners may become competitors in the future. Increased competition is likely to result in price reductions, reduced margins, longer sales cycles and a decrease or loss of our market share, any of which could negatively impact our revenue and earnings. We face competition from the following sources:

•	In-house development of e-commerce capabilities using tools or applications from companies, such as Art Technology Group, Inc. and IBM Corporation or through internally developed solutions (e.g. as announced on October 12, 2009, Symantec has elected not to renew its e-commerce agreement with us and will migrate its online store traffic to an internally developed e-commerce system, which will result in the termination of our e-commerce agreement with Symantec on June 30, 2010);

•	E-Commerce capabilities custom-developed by companies, such as IBM Global Services and Accenture, Inc.;

•	Other providers of outsourced e-commerce solutions, such as GSI Commerce, Inc., asknet Inc. and Arvato, a division of Bertelsmann AG;

•	Companies that provide technologies, services or products that support a portion of the e-commerce process, such as payment processing, including CyberSource Corporation and PayPal Corp.;

•	Companies that offer various online marketing services, technologies and products, including ValueClick, Inc. and aQuantive, Inc.;

•	High-traffic, branded websites that generate a substantial portion of their revenue from e-commerce and may offer or provide to others the means to offer their products for sale, such as Amazon.com, Inc. and Buy.com, Inc.; and

•	Web hosting, web services and infrastructure companies that offer portions of our solution and are seeking to expand the range of their offering, such as Network Solutions, LLC, Akamai Technologies, Inc., Yahoo!, Inc., eBay, Inc. and Hostopia.com, Inc.

The online channel partners and the other companies described above may compete directly with us by adopting a business model similar to ours. Many of our competitors have, and new potential competitors may have, more experience developing Internet-based software and e-commerce solutions, larger technical staffs, larger customer bases, more established distribution channels and customer relationships, greater brand recognition and greater financial, marketing and other resources than we have. Some of our clients may also compete with us. In addition, competitors or our clients may be able to develop services that are superior to our services, achieve greater customer acceptance or have significantly improved functionality as compared to our existing and future products and services, which could result in the loss of existing clients and/or our inability to pursue and sign new clients. Our competitors may be able to respond more quickly to technological developments and changes in customers’ needs. Our inability to compete successfully against current and future competitors could cause our revenue and earnings to decline.

The global recession, and political and economic conditions, may adversely affect our revenue and results of operations and stock price.

The U.S. and other global economies are currently experiencing a recession that has affected the economy as a whole, resulting in stagnation or declines in economic growth, loss of consumer confidence and uncertainty about economic stability, and increased unemployment. U.S. and foreign credit and financial markets continue to experience instability, resulting in increased volatility in the stock market and reduced availability of credit. Our revenue and growth is dependent on the continued growth in demand for our clients’ products and the continued growth of Internet commerce, and depends significantly on geopolitical economic and business conditions. The effect of this recession and the instability in the credit and financial markets may continue to negatively impact our business and our clients, demand for our clients products, and consumer spending, such as causing delays in new product introductions, changes in client’s outsourcing behavior, increasing our difficulty in collecting client receivables, and increasing the risk of client bankruptcies and/or interruption or cessation of business, which may have a negative impact on our business, operating results and financial condition. Instability in the credit and equity markets increases the risk that the actual amounts realized in the future on our financial instruments and investments may significantly differ from the fair values currently assigned to them. If macroeconomic and market conditions affecting us or our clients remain uncertain, weaken further, or otherwise fail to improve, they may have a material adverse effect on our business, operating results and financial condition.

Securities Risk Factors

We may need to raise additional capital to achieve our business objectives, which could result in dilution to existing investors or increase our debt obligations.

We require substantial working capital to fund our business. In January 2005, we filed a registration statement to increase our available shelf registration amount and we have $82 million available for future use. In addition, we filed an acquisition shelf for up to approximately 1.5 million shares. In February 2006, we filed a shelf registration that would allow us to sell an undetermined amount of equity or debt securities in accordance with the recently approved rules applying to “well-known seasoned issuers.” If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced and these equity securities may have rights, preferences or privileges senior to those of our common stock. Our capital requirements depend on several factors, including the rate of market acceptance of our products, the ability to expand our client base, the growth of sales and marketing and opportunities for acquisitions of other businesses. We have experienced significant operating losses and negative cash flow from operations during our operating history and may do so in the future. Additional financing may not be available when needed, on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures, which would harm our operating results and adversely affect our ability to sustain profitability.

The investment of our substantial cash balance and our investments in marketable debt securities are subject to risks which may cause losses and affect the liquidity of these investments.

As of December 31, 2009, we held $99.1 million of investments at par value, $92.8 million fair value, in auction-rate securities (ARS), all are AAA/Aaa rated and 105%-115% over collateralized by student loans guaranteed by the U.S. government with the exception of one security which is rated AAA/A3 and one security which is rated AAA/Aa1. All the securities are 100% guaranteed by the Department of Education or the Federal Family Education Loan Program (FFELP) with the exception of two securities which are 82.5% and 99% guaranteed by FFELP. Almost all of these securities continue to fail at auction due to illiquid market conditions.

The Company determined a market value discount, due to current illiquid market conditions, was required and recorded a temporary fair value reduction of $16.3 million (14.9% of par value) recorded to “Accumulated other comprehensive income” on the December 31, 2008 balance sheet. In 2009, $10.4 million of our ARS were successfully liquidated at par. As of December 31, 2009, the Company adjusted the market value discount to $6.3 million (6.4% of par value) through “Accumulated other comprehensive income”.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table summarizes the various facilities that we lease for our business operations:

		Square
Description of Use	Primary Locations	Footage(1)	Lease Expirations

Corporate Office Facilities	Minnesota	162,500	2011
Other U.S. Office Facilities	California, Illinois,	71,567	From 2010 to 2013
	Nebraska, Oregon,
	Pennsylvania, Utah
Non-U.S. Office Facilities	Brazil, China, Germany,	64,672	From 2010 to 2024
	Ireland, Japan, Korea,
	Luxembourg, Sweden,
	Taiwan, United Kingdom
Off Site U.S. Data Centers	California, Minnesota, Utah	1,668	From 2010 to 2011
Off Site non U.S. Data Centers	Germany, Ireland, Sweden	800	From 2010 to 2011

(1)	Includes sub-leased space.

We believe our properties are suitable and adequate for our present needs. We periodically evaluate whether additional facilities are necessary.

ITEM 3.	LEGAL PROCEEDINGS

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

2008	High	Low

First Quarter	$39.48	$29.17
Second Quarter	$42.62	$30.68
Third Quarter	$45.45	$31.36
Fourth Quarter	$34.02	$16.88
2009
First Quarter	$31.16	$19.07
Second Quarter	$41.20	$29.25
Third Quarter	$41.17	$32.90
Fourth Quarter	$41.00	$21.83

Holders

As of February 1, 2010, there were approximately 307 holders of record of our common stock. On February 1, 2010, the last sale price reported on The Nasdaq Global Select Market for our common stock was $24.84 per share.

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

No shares were repurchased during 2009.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information required in the table of Securities Authorized for Issuance under Equity Compensation Plans will be incorporated by reference to our Proxy Statement in connection with our 2010 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

Securities Performance Measurement Comparison1

The SEC requires a comparison on an indexed basis of cumulative total stockholder return for the Company, a relevant broad equity market index and a published industry line-of-business index. The following graph shows a total stockholder return of an investment of $100 in cash on December 31, 2004 for (i) the Company’s Common Stock; (ii) the CRSP Total Return Index for the Nasdaq Stock Market (U.S. companies) (the “Nasdaq Composite Index”); and (iii) the RDG Technology Composite Index. The RDG Technology Composite Index is composed of approximately 500 technology companies in the semiconductor, electronics, medical and related technology industries. Historic stock price performance is not necessarily indicative of future stock price performance. All values assume reinvestment of the full amount of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Digital River, Inc., The NASDAQ Composite Index
And The RDG Technology Composite Index

*	$100 invested on 12/31/04 in stock or index-including reinvestment of dividends.
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

	December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Balance Sheet Data:
Current Assets	$483,389	$603,686	$774,814	$704,046	$413,623
Current Liabilities	267,113	443,662	245,102	206,159	168,976
Working capital	216,276	160,024	529,712	497,887	244,647
Total assets	985,642	1,070,252	1,127,744	1,006,263	669,549
Long-term obligations	24,310	24,517	206,362	196,345	195,022
Total stockholders’ equity	$694,219	$602,073	$676,280	$603,759	$305,551

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Statement of Income Data:
Revenue	$403,766	$394,226	$349,275	$307,632	$220,408
Costs and expenses (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	17,625	16,417	10,243	7,709	5,063
Network and infrastructure	45,996	41,040	32,309	29,250	19,817
Sales and marketing	157,475	150,118	134,401	113,462	69,371
Product research and development	54,463	51,184	39,179	32,341	20,690
General and administrative	37,707	39,525	38,937	34,158	21,484
Depreciation and amortization	19,438	15,980	12,706	10,983	8,833
Amortization of acquisition-related intangibles	7,561	8,391	7,586	12,134	8,730

Total costs and expenses	340,265	322,655	275,361	240,037	153,988

Income from operations	63,501	71,571	73,914	67,595	66,420

Interest Income	3,210	18,019	32,167	22,836	9,668
Other expense, net	(4,915)	(3,319)	(3,006)	(949)	(4,701)

Income before income tax expense	61,796	86,271	103,075	89,482	71,387
Income tax expense	12,025	22,676	32,261	28,672	14,875

Net income	$49,771	$63,595	$70,814	$60,810	$56,512

Net income per share — basic	$1.35	$1.72	$1.75	$1.58	$1.64

Net income per share — diluted	$1.32	$1.55	$1.58	$1.40	$1.41

Shares used in per-share calculation — basic	36,975	37,016	40,444	38,593	34,536

Shares used in per-share calculation — diluted	37,704	42,106	45,914	44,642	41,448

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Overview

We provide end-to-end global e-commerce and marketing solutions to a wide variety of companies in software, consumer electronics, computer games, video games, and other markets. We offer our clients a broad range of services that enable them to quickly and cost effectively establish an online sales channel capability and to subsequently manage and grow online sales on a global basis while mitigating risks. Our services include design, development and hosting of online stores and shopping carts, store merchandising and optimization, order management, denied parties screening, export controls and management, tax compliance and management, fraud management, digital product delivery via download, physical product fulfillment, subscription management, online marketing including e-mail marketing, management of affiliate programs, paid search programs, payment processing services, website optimization, web analytics and reporting, and CD production and delivery.

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

As announced on October 12, 2009, Symantec Corporation has informed us that it has elected not to renew its e-commerce agreement with us, which will result in the termination of the e-commerce agreement on June 30, 2010. We expect a material decrease in revenue and operating income as a result of Symantec’s decision to not renew its e-commerce agreement with us as Symantec migrates its stores from our e-commerce infrastructure to their internally developed e-commerce platform. However, as Symantec has not yet informed us of its migration plans or the nature of the support Symantec will require from us during the transition period, we are currently unable to predict the magnitude or timing of the revenue impact on our business, our future revenues and our operating results. Our intention is to moderate the impact on our consolidated financial results of the expected reduction in revenue through acquisition of new clients, organic growth within existing clients, new product and service introductions, cost-saving initiatives and acquisition activities. Unless and until we generate sufficient new business to offset the loss of Symantec, our 2009 financial results will be difficult or impossible to duplicate in 2010.

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

Current Year Results

The Company reported net income of $49.8 million, or $1.32 per diluted share for the year ended December 31, 2009. This compared with net income of $63.6 million, or $1.55 per diluted share for the year ended December 31, 2008. Net income was approximately $3.3 million less and basic and diluted earnings per share were $0.08 and $0.09 less, respectively, than initially reported in the Company’s earnings press release and Form 8-K, both dated January 28, 2010. In performing its detailed review of the financial statements and notes at year end, management identified an additional adjustment associated with its January 2, 2009, convertible note repurchase. After the Company filed its year end 2009 press release it determined that a $5.2 million non-cash expense for debt financing costs ($3.3 million net of tax), previously deferred and amortized over the period of the note, was to be written off to earnings in conjunction with the note repurchase.

Acquisitions and Comparability of Results

We acquired NetGiro Systems AB in September 2007, IA Users Club, Inc. d.b.a. CustomCD and DigitalSwift Corporation in January 2008 and THINK Subscription, Inc. in September 2008. The results of these acquisitions must be factored into any comparison of our 2009 results to the results for 2008 or 2007. See Note 5 of our consolidated financial statements for the year ended December 31, 2009, for pro forma financial information as if these entities had been acquired on January 1, 2008.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies that we believe are the most critical in fully understanding and evaluating our reported financial results are the following:

Revenue Recognition.  We recognize revenue from services rendered once all the following criteria for revenue recognition have been met: (1) persuasive evidence of an agreement exists; (2) the services have been rendered; (3) the fee is fixed and determinable; and (4) collection of the amounts due is reasonably assured.

We determine whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as net revenue. We act as the merchant of record on most of the transactions processed and have contractual relationships with our clients, which obligate us to pay to the client a specified percentage of each sale. We derive our revenue primarily from transaction fees based on a percentage of the products sale price and fees from services rendered associated with the e-commerce and other services provided to our clients and end customers. Our revenue is recorded net as generally our clients are subject to inventory risks and control customers’ product choices. We sell both physical and digital products. Revenue is recognized upon fulfillment and based upon when products are shipped and title and significant risk of ownership passes to the customer.

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

Goodwill, Intangibles and Other Long-Lived Assets.  We depreciate property, plant and equipment; amortize certain intangibles and certain other long-lived assets with definite lives over their useful lives. Useful lives are based on our estimates of the period of time over which the assets will generate revenue or benefit our business. We review assets with definite lives for impairment whenever events or changes in circumstances indicate that the value we are carrying on our financial statements for an asset may not be recoverable. Our evaluation considers non-financial data such as changes in the operating environment and business strategy, competitive information, market trends and operating performance. If there are indications that impairment may be necessary, we use an undiscounted cash flow analysis to determine the impairment amount, if any. Assets with indefinite lives are reviewed for impairment annually (or more frequently if there are indications that an impairment may be necessary) utilizing a two-step approach. There have been no material impairments of goodwill and other intangible assets for the years 2009, 2008 and 2007.

Income Taxes and Deferred Taxes.  Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We record deferred tax assets for favorable tax attributes, including tax loss carryforwards. We currently have U.S. tax loss carryforwards, consisting solely of acquired operating tax loss carryforwards, and a lesser amount of acquired foreign operating tax loss carryforwards. A portion of the benefit of the acquired tax loss carryforwards has been reserved by a valuation allowance pursuant to U.S. GAAP. These valuation allowances of the deferred tax asset will be reversed if and when it is more likely than not that the deferred tax asset will be realized. We evaluate the need for a valuation allowance of the deferred tax asset on a quarterly basis. Any future release of valuation allowance will reduce income tax expense.

As of December 31, 2009, we had U.S. tax loss carryforwards of approximately $15.7 million and foreign tax loss carryforwards of $3.4 million. These tax loss carryforwards consist solely of acquired net operating losses. The U.S. tax loss carryforwards expire in the years 2021 through 2028. However, we anticipate most U.S. tax loss carryforwards will be utilized in the next few years.

There is uncertainty of future realization of the deferred tax assets resulting from acquired tax loss carryforwards due to anticipated limitations. Therefore, a valuation allowance was recorded against the tax effect of such tax loss carryforwards. At December 31, 2009, the Company has a valuation allowance on approximately $1.1 million of deferred tax assets related to acquired operating losses and other tax attributes as we believe it is more likely than not that these deferred tax assets will not be realized. Any future release of this valuation allowance will reduce income tax expense.

No provision has been made for federal income taxes on approximately $113.1 million of our foreign subsidiaries undistributed earnings as of December 31, 2009 since we plan to indefinitely reinvest all such earnings. If these earnings were distributed to the U.S. in the form of dividends or otherwise, we would be subject to U.S. income taxes on such earnings. The amount of U.S. income taxes would be subject to adjustment for foreign tax credits and for the impact of the step-up in the basis of assets resulting from an election made at the time of acquisition. If these earnings were to be distributed, the income tax liability would be approximately $26.9 million.

Stock-Based Compensation Expense.  We account for share-based payments made to our employees and directors including stock options, restricted stock grants and employee stock purchases made through our Employee Stock Purchase Plan based on estimated fair values under the provisions of ASC 718.

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

As stock-based compensation expense recognized in our Consolidated Statements of Income is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

ASC 718 also requires the benefits of tax deductions in excess of recognized stock-based compensation expense be reported as a financing cash flow.

Stock-based compensation expense of $18.3 million, $12.5 million and $13.7 million was charged to operating expenses during 2009, 2008 and 2007, respectively.

See Note 6 for further information regarding the accounting for share-based compensation.

Results of Operations

The following table sets forth certain items from our consolidated statements of income as a percentage of total revenue for the years indicated.

	2009	2008	2007

Revenue	100.0%	100.0%	100.0%
Costs and expenses (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	4.4	4.2	2.9
Network and infrastructure	11.4	10.4	9.3
Sales and marketing	39.0	38.1	38.5
Product research and development	13.5	13.0	11.2
General and administrative	9.3	10.0	11.1
Depreciation and amortization	4.8	4.0	3.6
Amortization of acquisition-related intangibles	1.9	2.1	2.2

Total costs and expenses	84.3	81.8	78.8

Income from operations	15.7	18.2	21.2
Interest Income	0.8	4.6	9.2
Other expense, net	(1.2)	(0.9)	(0.9)

Income before income tax expense	15.3	21.9	29.5
Income tax expense	3.0	5.8	9.2

Net income	12.3%	16.1%	20.3%

Revenue.  Our revenue increased to $403.8 million in 2009 from $394.2 million in 2008 and $349.3 million in 2007. The revenue increases were primarily attributable to growth with existing clients, the addition of consumer electronics clients, expanded strategic marketing activities with a larger number of clients which is offset by a reduction in revenue with our largest client Symantec who is migrating to an in house solution. Sales of security software products for PCs represent the largest contributor to our revenues. No acquisitions were made in 2009. Acquisitions made during 2008 and 2007 generated approximately 2.6% and 1.3% of our total revenue for those years, respectively. International e-commerce sales are approximately 41.1%, 42.8% and 43.2% of revenue in the years ended December 31, 2009, 2008 and 2007, respectively. The decrease in international sales during 2009 has been attributed to foreign currency fluctuation during 2008. Sales of products for one software publisher client, Symantec Corporation, accounted for approximately 21.5% of our revenue in 2009, 24.3% in 2008 and 26.2% in 2007. In addition, revenues derived from proprietary Digital River services sold to Symantec consumers and oneNetworkDirecttm sales of Symantec products amounted to approximately 6.9% of our total revenue in 2009, 9.4% in 2008 and 13.2% in 2007. Microsoft Corporation accounted for approximately 11.8% of our revenue in 2009, 7.1% in 2008 and 3.5% in 2007.

Direct Cost of Services.  Direct cost of services expenses primarily include costs related to personnel, product fulfillment, back-up CD production and delivery solutions and certain client-specific costs. Direct cost of service expense was $17.6 million, $16.4 million and $10.2 million in 2009, 2008 and 2007, respectively. The increase in 2009 compared with 2008 was primarily driven by revenue growth and increased CD supply. The increase in 2008 compared with 2007 was primarily driven by revenue growth and increased CD supply and personnel costs incurred through the DigitalSwift and CustomCD acquisitions in January 2008.

As a percentage of revenue, direct cost of services increased to 4.4% in 2009 from 4.2% and 2.9% in 2008 and 2007, respectively.

Network and Infrastructure.  Our network and infrastructure expenses primarily include personnel related expenses and costs to operate and maintain our technology platforms, customer service, data communication and data center operations. Network and infrastructure expenses were $46.0 million in 2009, up from $41.0 million and $32.3 million in 2008 and 2007, respectively. The increase in 2009 from 2008 was due to an increase in data telecommunication expenses, increased global data center operations costs and increased workforce related costs. The increase in 2008 from 2007 was due to increased workforce related costs, software licenses and data telecommunication expenses to support our global data center operations and increased revenue growth. In addition, $2.7 million of the increase in 2008 compared to 2007 was due to network and infrastructure costs related to NetGiro Systems which was acquired in September 2007.

As a percentage of revenue, network and infrastructure costs increased to 11.4% in 2009 from 10.4% and 9.3% in 2008 and 2007, respectively.

Sales and Marketing.  Our sales and marketing expenses include credit card transaction and other payment processing fees, personnel and related costs, advertising, promotional and product marketing expenses, credit card chargebacks and bad debt expense. Sales and marketing expenses were $157.5 million, $150.1 million and $134.4 million in 2009, 2008 and 2007, respectively. The increase in sales and marketing in 2009 compared to 2008 was due to additional workforce related costs to support our global growth initiatives and higher marketing and advertising costs due to new or expanded client paid search marketing programs. The increase in 2008 from 2007 was due to additional workforce related costs to support our global growth initiatives, increased credit card and other payment processing fees related to higher revenue and the addition of new payment methods and increased marketing and advertising costs to strengthen our presence in the video game and consumer electronics markets. Also, an additional $3.3 million in sales and marketing expenses were incurred in 2008 by NetGiro Systems, our global payment service provider which was acquired in September 2007. In addition, $1.0 million of sales and marketing expenses were incurred through our January 2008 CustomCD, Inc. and Digital Swift acquisitions.

As a percentage of revenue, sales and marketing expense was 39.0% in 2009 from 38.1% and 38.5% in 2008 and 2007, respectively.

Product Research and Development.  Our product research and development expenses include personnel and related expenses associated with developing, maintaining and enhancing our technology platforms and related systems. Product research and development expenses were $54.5 million in 2009, compared to $51.2 million and $39.2 million in 2008 and 2007, respectively. The increases in 2009 compared to 2008 were due to higher research and development workforce related costs to support increased investment in technologies to strengthen our leadership position in software and unlock opportunities in markets such as consumer electronics, games, subscriptions, and business-to-business software. The higher research and development workforce related expenses were offset by the benefit of foreign currency translation and increased capitalization of internal and consulting labor to support on-going initiatives in our e-commerce infrastructure. These investments advance global system scalability, our e-marketing capabilities, data management and client reporting. Recent acquisitions NetGiro, CustomCD, DigtalSwift and THINK Subscriptions comprised a total of approximately $5.4 million of the increase in research and development costs in 2008 compared to 2007. Our research and development investments supported on-going initiatives in our e-commerce infrastructure to advance global system scalability, our e-marketing capabilities, data management and client reporting. Our 2007 research and development costs included the impact of our September 2007 NetGiro Systems acquisition as well as software development expenses related to our relationship with Electronic Arts, a leading interactive entertainment software company.

As a percentage of revenue, product research and development expenses increased to 13.5% in 2009 from 13.0% in 2008 and 11.2% in 2007.

General and Administrative.  Our general and administrative expenses primarily include executive, accounting and administrative personnel and related expenses, professional fees for legal, tax and audit services, bank fees and insurance. General and administrative expenses were $37.7 million in 2009 compared to $39.5 million and $38.9 million in 2008 and 2007, respectively. The decrease in 2009 compared to 2008 was primarily due to lower total personnel related costs as a result of targeted cost control measures. The increase in 2008 compared to 2007 was primarily due to $1.4 million higher workforce related costs related to our September 2007 NetGiro Systems acquisition.

As a percentage of revenue, general and administrative expenses decreased to 9.3% in 2009 from 10.0% in 2008 and 11.1% in 2007.

Depreciation and Amortization.  Our depreciation and amortization expenses include the depreciation of computer equipment and office furniture and the amortization of purchased and internally developed software, leasehold improvements made to our leased facilities and debt financing costs. Computer equipment, software and furniture are depreciated under the straight-line method using three to seven year lives and leasehold improvements are amortized over the shorter of the asset life or the remaining length of the lease. Depreciation and amortization expense increased to $19.4 million in 2009 from $16.0 million and $12.7 million in 2008 and 2007, respectively. The increased expenses in 2009 resulted primarily due to the amortization of our new enterprise resource planning system and a new data management and reporting infrastructure. The increase in 2008 resulted primarily from increases in our capital equipment, as gross capitalized property and equipment increased to $94.1 million on December 31, 2008, from $74.1 million on December 31, 2007.

Amortization of Acquisition-Related Intangibles.  In 2009, our amortization of acquisition-related intangibles line item consists of the amortization of intangible assets recorded from our eight acquisitions in the past five years. Amortization of acquisition related intangibles was $7.6 million in 2009 compared to $8.4 million and $7.6 million in 2008 and 2007, respectively. The decrease in 2009 reflects the full amortization of several past acquisitions and is the benefit of foreign currency translation. The increase in 2008 from 2007 reflects the expenses associated with our acquisitions of CustomCD, DigitalSwift and THINK Subscription which were partially offset by the full amortization of prior acquisitions. We complete our annual goodwill impairment test using a two-step approach in the fourth quarter of each year. Our assessment has indicated that there is no impairment of goodwill for the years ended December 31, 2009, 2008 and 2007. We have purchased, and expect to continue purchasing, assets or businesses, which may include the purchase of intangible assets.

Income from Operations.  Our income from operations in 2009 was $63.5 million, down from $71.6 million in 2008 and down from $73.9 million in 2007. As a percentage of revenue, income from operations was 15.7% in 2009, 18.2% in 2008 and 21.2% in 2007. Income from operations decreased during 2009 from 2008 mainly due to maintaining our resource levels, re-allocating people where possible to projects designed to replace anticipated lost revenue. The decrease from 2008 to 2007 was mainly due to higher spending on global growth and operational efficiency initiatives.

Interest Income.  Our interest income represents the total of interest income on our cash, cash equivalents, short-term investments and certain long-term investments. Interest income was $3.2 million, $18.0 million and $32.2 million in 2009, 2008 and 2007, respectively. The decrease in interest income in 2009 compared to 2008 was due to the use of approximately $188 million of cash in January 2009 to satisfy the majority of holders of our 1.25% Convertible Senior Notes due 2024 who exercised their put option to require the company to repurchase their notes. Also, interest income declined in 2009 due to significantly lower market yields on our portfolio. The decrease in interest income in 2008 compared to 2007 was primarily due to the use of $138 million in cash for our share repurchase program during the first quarter of 2008.

Other Expense, Net.  Our other expense, net line item includes the total of interest expense on our debt, foreign currency transaction gains and losses and asset disposal gains and losses. Interest expense was $5.3 million, which included the write-off of $5.2 million in debt financing costs, in 2009 compared to $2.5 million in 2008 and $2.4 million in 2007 and was related primarily to our Convertible Senior Notes. We reported a $0.4 million gain from foreign currency remeasurement in 2009 compared to a $0.3 million gain in 2008 and a $0.6 million loss on foreign currency remeasurement in 2007. The disposals of assets in 2009 were immaterial. The loss on asset disposals was $1.1 million in 2008, and included one-time charges of approximately $0.5 million each for a settlement of patent litigation and a write-down of intangible assets related to our 2007 Bitpass asset acquisition. Disposals of assets were immaterial in 2007.

Income Tax Expense.  In 2009, our tax expense was $12.0 million, consisting of approximately $17.2 million of current tax expense offset by approximately $5.2 million of deferred tax benefit. In 2008, our tax expense was $22.7 million, consisting of approximately $26.9 million of current tax expense offset by $4.2 million of deferred tax benefit. In 2007, our tax expense was $32.3 million, consisting of approximately $37.0 million of current tax expense offset by $4.7 million of deferred tax benefit. Our effective tax rate for 2009 was 19.5% compared to 26.3% in 2008 and 31.3% in 2007. Differences in our effective tax rate from the US statutory rate are primarily due to our mix of earnings from international operations and the differences in statutory rates in these countries from the US rate.

As of December 31, 2009, we had U.S. tax loss carryforwards of approximately $15.7 million and foreign tax loss carryforwards of $3.4 million. These tax loss carryforwards consist solely of acquired net operating losses. The U.S. tax loss carryforwards expire in the years 2021 through 2028. However, we anticipate most U.S. tax loss carryforwards will be utilized in the next few years.

There is uncertainty of future realization of the deferred tax assets resulting from acquired tax loss carryforwards due to anticipated limitations. Therefore, a valuation allowance was recorded against the tax effect of such tax loss carryforwards. During 2009, the valuation allowance decreased $0.3 million due to utilization of net operating losses. At December 31, 2009, the Company has a valuation allowance on approximately $1.1 million of deferred tax assets related to acquired operating losses and other tax attributes as we believe it is more likely than not that these deferred tax assets will not be realized. Any future release of this valuation allowance will reduce expense.

Liquidity and Capital Resources

As of December 31, 2009, we had $392.7 million of cash and cash equivalents and $15.2 million of short-term investments. As discussed below, on January 2, 2009 we paid approximately $186.7 million of principal and $1.2 million in interest in connection with the repurchase of our Notes. The major components of our working capital are cash and cash equivalents, short-term investments and short-term receivables net of client payables. Our primary source of internal liquidity is our operating activities. Net cash provided by operating activities in 2009, 2008 and 2007 was $137.1 million, $95.2 million and $146.4 million, respectively. Net cash provided by operating activities in 2009 was primarily the result of net income adjusted for non-cash expenses, decreases in prepaid and other assets, and increases in accounts payable. Net cash provided by operating activities in 2008 was primarily the result of net income adjusted for non-cash expenses, and decreases in accounts receivable partially offset by increases in prepaid and other assets. Net cash provided by operating activities in 2007 was primarily the result of net income adjusted for non-cash expenses, increases in accrued liabilities, accounts payable, and accounts receivable.

Net cash used in investing activities was $62.2 million in 2009 and was the result of net sales of investments of $1.5 million, cash paid for cost-method investments of $26.8 million, cash paid for earn-outs related to prior year acquisitions of $4.9 million, and purchases of capital equipment of $31.9 million. Net cash provided by investing activities was $144.8 million in 2008 and was the result of net sales of investments of $195.2 million, cash paid for acquisitions, net of cash received, of $23.5 million, and purchases of capital equipment of $26.9 million. Net cash used for investing activities was $128.7 million in 2007 and was the result of net purchases of investments of $78.3 million, cash paid for acquisitions, net of cash received, of $31.6 million, and purchases of capital equipment of $18.7 million.

Net cash used in financing activities in 2009 was $174.1 million, net cash used in financing activities in 2008 was $124.2 million, net cash used in financing activities in 2007 was $35.5 million. In 2009 our cash used in financing is mostly due to $186.7 million paid for convertible senior notes and has been offset by sales to employees under our employee stock purchase plan and by exercise of stock options. In 2008 our cash used in financing is mostly due to our stock repurchase which equaled $137.9 million and has been offset by sales to employees under our employee stock purchase plan and by exercise of stock options. In 2007 our cash used in financing is mostly due to our stock repurchase which equaled $63.0 million and has been offset by sales to employees under our employee stock purchase plan and by exercise of stock options. During 2009, proceeds of $10.1 million were provided by the exercise of stock options, proceeds of $2.5 million were provided by the sale of stock under the employee stock purchase plan, cash used in the repurchase of restricted stock to satisfy tax withholding obligation was $0.7 million and proceeds of $0.7 million were provided by the excess tax benefit from stock-based compensation. During 2008, proceeds of $7.2 million were provided by the exercise of stock options, proceeds of $2.7 million were provided by the sale of stock under the employee stock purchase plan, cash used in the repurchase of restricted stock to satisfy tax withholding obligation was $0.6 million, and proceeds of $4.4 million were provided by the excess tax benefit from stock-based compensation. During 2007, proceeds of $13.5 million were provided by the exercise of stock options, proceeds of $2.5 million were provided by the sale of stock under the employee stock purchase plan, cash used in the repurchase of restricted stock to satisfy tax withholding obligation was $0.5 million, and proceeds of $12.0 million were provided by the excess tax benefit from stock-based compensation.

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

As of December 31, 2009, we held $99.1 million of investments at par value, $92.8 million fair value, in auction-rate securities (ARS), all are AAA/Aaa-rated and 105%-115% over collateralized by student loans guaranteed by the U.S. government with the exception of one security which is rated AAA/A3 and one security which is rated AAA/Aa1. All the securities are 100% guaranteed by the Department of Education or the Federal Family Education Loan Program (FFELP) with the exception of two securities which are 82.5% and 99% guaranteed by FFELP. Almost all of these securities continue to fail at auction due to illiquid market conditions.

The Company determined a market value discount, due to current illiquid market conditions, was required and recorded a temporary fair value reduction of $16.3 million (14.9% of par value) recorded to “Accumulated other comprehensive income” on the December 31, 2008 balance sheet. In 2009, $10.4 million of our ARS were successfully liquidated at par. As of December 31, 2009, the Company adjusted the market value discount to $6.3 million (6.4% of par value) through “Accumulated other comprehensive income”.

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

In aggregate the ARS portfolio is yielding 1.8% and we continue to receive 100% of the contractually required interest payments. We continue to believe that we will be able to liquidate at par over time. We do not intend to sell the investments prior to recovery of their amortized cost basis nor do we believe it is more likely than not we may be required to sell the investments prior to recovery of their amortized cost basis. Accordingly, we treated the fair value decline as temporary. We anticipate we will have sufficient cash flow from operations to execute our business strategy and fund our operational needs. We believe that capital markets are also available if we need to finance other investing alternatives. See Note 3 for further information.

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

The following table summarizes our principal contractual commitments as of December 31, 2009:

	Payment due by period (In thousands)
	Total Amount				2014 and
Contractual Obligations	Committed	2010	2011	2012-2013	Thereafter

Operating Lease Obligations	$15,723	$5,510	$3,609	$3,212	$3,392
Convertible Senior Notes, including interest	10,401	110	110	220	9,961

Total	$26,124	$5,620	$3,719	$3,432	$13,353

With respect to our 1.25% convertible senior notes due January 1, 2024 (the “Notes”), we are required to pay interest on the Notes on January 1 and July 1 of each year so long as the Notes are outstanding. On January 4, 2010, we paid $0.1 million in interest for the period July 1 through December 31, 2009. The Notes bear interest at a rate of 1.25% and, if specified conditions are met, are convertible into our common stock at a conversion price of $44.063 per share. The Notes may be surrendered for conversion under certain circumstances, including the satisfaction of a market price condition, such that the price of our common stock reaches a specified threshold; the satisfaction of a trading price condition, such that the trading price of the Notes falls below a specified level; the redemption of the Notes by us, the occurrence of specified corporate transactions, as defined in the related indenture; and the occurrence of a fundamental change, as defined in the related indenture. The initial conversion price is equivalent to a conversion rate of approximately 22.6948 shares per $1,000 of principal amount of the Notes. We will adjust the conversion price if certain events occur, as specified in the related indenture, such as the issuance of our common stock as a dividend or distribution or the occurrence of a stock subdivision or combination.

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

2010 Outlook

We believe the outlook for our business remains positive for 2010. Global online sales continue to strengthen across most categories and buyers appear to be increasingly comfortable shopping online. In our core markets, software, consumer electronics and games, trends continue to favor the migration toward online shopping. Additionally, we see opportunities to grow our share of business in adjacent and complementary markets such as business-to-business software and subscriptions management. We also see opportunities to expand our core service offerings in areas such as payment processing and strategic marketing. We anticipate that we will continue to reallocate resources in the first half of 2010 in support of our strategic growth initiatives and plan to implement cost savings initiatives by the end of the second quarter of 2010 which should begin to benefit the expense structure in the back half of the year. We believe the initiatives outlined in our strategic plan will enable us to: 1) continue to be a leader in the software delivery market, 2) strengthen our product and service offering by investing in our core business, 3) continue to expand into new vertical markets such as consumer electronics, and computer and video games and 4) supplement our growth through strategic acquisitions.

New Accounting Standards

Accounting Standards Codification (ASC):  In June 2009, the Financial Accounting Standards Board (FASB) issued new guidance now codified in ASC Topic No. 105. The guidance establishes the FASB ASC as the single source of authoritative U.S. GAAP, with exception to rules and interpretive releases from the SEC, which continue to be sources of authoritative U.S. GAAP for SEC registrants. We have adopted the new guidance for the period ending September 30, 2009. As the new standard did not change U.S. GAAP, there was no change in the Company’s Consolidated Financial Statements other than conforming U.S. GAAP references into the ASC format.

Interim Disclosures about Fair Value of Financial Instruments:  In April 2009, the FASB issued additional guidance related to ASC Topic No. 825, “Financial Instruments” (ASC 825). ASC 825 establishes additional disclosure requirements of fair values for certain financial instruments in the interim financial statements. We adopted the new guidance for the period ending June 30, 2009. The required disclosures are included in Note 3, “Fair Value Measurements”.

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

When adopting the additional guidance related to ASC 320, an entity is required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to “Accumulated other comprehensive income” if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before the anticipated recovery of its amortized cost basis. We have adopted the additional guidance related to ASC 320 for the period ending June 30, 2009, and it did not have a material impact on the Company’s Consolidated Financial Statements.

Fair Value Measurements and Disclosures:  In April 2009, the FASB issued additional guidance related to ASC Topic No. 820, “Fair Value Measurements and Disclosures” (ASC 820). ASC 820 provisions define fair value, establish a framework for measuring fair value and expand disclosure requirements. The new guidance emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The guidance provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The guidance also requires increased disclosures. We adopted the new guidance for the period ending June 30, 2009, and it did not have a material impact on the Company’s Consolidated Financial Statements. The required disclosures are included in Note 3, “Fair Value Measurements”.

Subsequent Events:  In May 2009, the FASB issued additional guidance related to ASC Topic No. 855, “Subsequent Events” (ASC 855). ASC 855 establishes that management must evaluate, as of each reporting period, events or transactions that occur for potential recognition or disclosure in the financial statements and the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date through the date that the financial statements are issued or available to be issued. It also requires the disclosure of the date through which an entity has evaluated subsequent events. We adopted ASC 855 for the period ending June 30, 2009. The required disclosures are included in Note 13, “Subsequent Events”.

Consolidation of Variable Interest Entities:  In June 2009, FASB issued additional guidance related to ASC Topic No. 810, “Consolidation” (ASC 810). ASC 810 requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This guidance requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This statement is effective for fiscal years beginning after Nov. 15, 2009. Accordingly, we will adopt this guidance at the beginning of 2010. The Company is currently evaluating and has not yet determined the impact, if any, its adoption will have on the Company’s Consolidated Financial Statements.

Off Balance Sheet Arrangements

None

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

Our portfolio of cash equivalents and investments is maintained in a variety of securities, including government agency obligations and money market funds. Investments are classified as available-for-sale securities and carried at their market value with cumulative unrealized gains or losses recorded as a component of “Accumulated other comprehensive income” within stockholders’ equity. A sharp rise in interest rates could have an adverse impact on the market value of certain securities in our portfolio. We do not currently hedge our interest rate exposure and do not enter into financial instruments for trading or speculative purposes. A hypothetical and immediate one percent (1%) increase in interest rates would decrease the fair value in our investment portfolio held at December 31, 2009 and 2008, by $0.3 million and by $0.2 million, respectively. A hypothetical and immediate one percent (1%) decrease in interest rates would increase the fair value in our investment portfolio held at December 31, 2009 and 2008, by $0.3 million and by $0.2 million, respectively. The approximate gains or losses in earnings are estimates, and actual results could vary due to the assumptions used. At December 31, 2009 and 2008, we had $8.8 million and $195 million, respectively, of 1.25% fixed rate contingent convertible debt outstanding.

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

The effect on our consolidated statements of income from changes in exchange rates versus the U.S. Dollar is as follows (in thousands):

	Year Ended December 31, 2009			Year Ended December 31, 2008			Year Ended December 31, 2007
	At Prior	Exchange		At Prior	Exchange		At Prior	Exchange
	Year	Rate	As	Year	Rate	As	Year	Rate	As
	Rates(1)	Effect(2)	Reported	Rates(1)	Effect(2)	Reported	Rates(1)	Effect(2)	Reported

Revenue	$411,922	$(8,156)	$403,766	$391,481	$2,745	$394,226	$341,293	$7,982	$349,275
Costs and expenses	346,514	(6,249)	340,265	318,471	4,184	322,655	269,682	5,679	275,361

Income from operations	$65,408	$(1,907)	$63,501	$73,010	$(1,439)	$71,571	$71,611	$2,303	$73,914

(1)	Represents the outcome that would have resulted had exchange rates in the current period been the same as those in effect in the comparable prior-year period for operating results.

(2)	Represents the increase (decrease) in reported amounts resulting from changes in exchange rates from those in effect in the comparable prior-year period for operating results.

Transaction Exposure

The Company enters into short-term foreign currency forward contracts to offset the foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in current earnings in “Other expense, net”. Foreign currency transaction gains and losses were a gain of $0.4 million in 2009, a gain of $0.3 million in 2008 and a loss of $0.6 million in 2007.

Translation Exposure

Foreign exchange rate fluctuations may adversely impact our consolidated financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. These gains or losses are recognized as an adjustment to stockholders’ equity through “Accumulated other comprehensive income”. The potential loss in fair value resulting from a hypothetical 10% adverse currency movement is $12.4 million and $24.7 million for 2009 and 2008, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

QUARTERLY FINANCIAL DATA (UNAUDITED)

Our Financial Statements and Notes thereto appear beginning at page 56 of this report.

	Quarter Ended
	March 31 (2)	June 30	September 30	December 31
	(In thousands, except per share data)

2009
Revenue	$102,931	$96,564	$99,419	$104,852
Direct cost of services(1)	3,942	3,951	4,582	5,150
Network and infrastructure(1)	10,313	10,963	11,786	12,934
Income from operations	22,918	12,948	14,563	13,072
Net income	13,320	11,769	11,043	13,639
Net income per share — basic	$0.36	$0.32	$0.30	$0.37
Net income per share — diluted	$0.36	$0.31	$0.29	$0.36

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)

2008
Revenue	$103,634	$98,374	$96,301	$95,917
Direct cost of services(1)	4,175	4,469	3,913	3,860
Network and infrastructure(1)	10,188	10,396	10,552	9,904
Income from operations	20,617	14,227	17,515	19,212
Net income	18,283	13,219	15,634	16,459
Net income per share — basic	$0.47	$0.36	$0.43	$0.45
Net income per share — diluted	$0.43	$0.33	$0.39	$0.41

(1)	Gross profit is calculated as revenue less direct cost of services and network and infrastructure expenses and excludes depreciation and amortization expense

(2)	The Company reported net income of $16.6 million, or $0.45 per diluted share for the quarter ended March 31, 2009, in its first quarter 2009 Form 10-Q filed on May 8, 2009. This compares with net income of $13.3 million, or $0.36 per diluted share for the quarter ended March 31, 2009, as presented above. In performing its detailed review of the financial statements and notes at year end, management identified an additional adjustment associated with its January 2, 2009, convertible note repurchase. After the Company filed its year end 2009 press release it determined that a $5.2 million non-cash expense for debt financing costs ($3.3 million net of tax), previously deferred and amortized over the period of the note, was to be written off to earnings in conjunction with the note repurchase. The impact of the note repurchase on diluted earnings per share was anti-dilutive and has been excluded as a result.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009. The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation of our disclosure controls and procedures as of December 31, 2009, our Chief Executive officer and our Chief Financial Officer concluded that as of that date, our disclosure controls were effective at the reasonable assurance level.

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

Management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2009, as stated in their report in which they expressed an unqualified opinion, which is included herein.

(c)	Changes in Internal Control over Financial Reporting

We are in the process of converting to a new enterprise resource planning (ERP) system. Implementation of the new ERP system is scheduled to occur in phases. During the year ended December 31, 2009, the majority of the Company’s US entities and certain non-US entities implemented the new ERP system which resulted in some changes in internal controls. This ERP system, along with the internal controls over financial reporting included in the related phases of implementation, were appropriately tested for effectiveness prior to implementation. There were no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d)	Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Digital River, Inc.

We have audited Digital River, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Digital River, Inc’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Digital River, Inc’s internal control over financial reporting based on our audit.

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

In our opinion, Digital River, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Digital River, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of Digital River, Inc. and our report dated February 23, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Minneapolis, Minnesota
February 23, 2010

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information required in Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2010 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The information relating to directors and the Audit Committee of the Board of Directors required by this item will be contained under the captions Proposal 1. “Election of Directors” and “Board Committees and Meetings” in a definitive proxy statement involving the election of directors, by reference to the Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed within 120 days after the end of the company’s fiscal year.

The information required by Items 405, 407(d)(4) and 407(d)(5) of Regulation S-K will be included under the captions “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board Committees and Meetings” in the 2010 Proxy Statement, and that information is incorporated by reference herein.

Executive Officers

The information relating to executive officers required by this item is included herein in Part I under the caption “Executive Officers.”

Code of Conduct

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

Other Disclosures

Other disclosures required by this Item will be incorporated herein by reference to the Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed within 120 days after the end of the company’s fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

Information concerning “Executive Compensation,” including information concerning “Compensation Committee Interlocks” and “Compensation Committee Report,” will be incorporated herein by reference to the Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed within 120 days after the end of the company’s fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information as to “Securities Authorized for Issuance under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management” will be incorporated herein by reference to the Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed within 120 days after the end of the company’s fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information as to “Certain Relationships and Related Transactions,” and “Director Independence” will be incorporated herein by reference to the Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed within 120 days after the end of the company’s fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information as to principal accountant fees and services will be incorporated herein by reference to the Proxy Statement for the 2010 Annual Meeting of Shareholders to be filed within 120 days after the end of the company’s fiscal year.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements.

The consolidated financial statements required by this item are submitted in a separate section beginning on page 56 of this report.

(2) Financial Statement Schedules.

All schedules for which provision is made in the applicable accounting regulations of the SEC have been omitted as not required or not applicable, or the information required has been included elsewhere by reference in the financial statements and related notes, except for Schedule II, which is included with this Form 10-K, as filed with the SEC.

(3)	Exhibits.

Exhibit
Number		Description of Document

3	.1(2)	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.
3	.2(4)	Amended and Restated Bylaws of the Registrant, as currently in effect.
4	.1(5)	Specimen Stock Certificate.
4	.2(9)	Indenture dated as of June 1, 2004, between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the Note.
10	.1(5)	Form of Indemnity Agreement between Registrant and each of its directors and executive officers.
10	.3(5)	Consent to Assignment and Assumption of Lease dated April 22, 1998, by and between CSM Investors, Inc., IntraNet Integration Group, Inc. and Registrant.
10	.4(3)	Assignment of Lease dated April 21, 1998, by and between Intranet Integration Group, Inc. and Registrant.
10	.5(3)	Lease Agreement dated January 18, 2000, between Property Reserve, Inc. and Registrant.
10	.6(4)	First Amendment of Lease dated January 31, 2001, to that certain Lease dated April 24, 1996, between CSM Investors, Inc. and Registrant (as assignee of Intranet Integration Group, Inc.).
10	.7(6)	1998 Stock Option Plan, as amended and superseded by Exhibit 10.18.*
10	.8(7)	1999 Stock Option Plan, formerly known as the 1999 Non-Officer Stock Option Plan, as amended and superseded by Exhibit 10.18.*
10	.9(6)	2000 Employee Stock Purchase Plan, as amended, and offering.*
10	.11(8)	Second Amendment of Lease dated April 22, 2002, to that certain Lease dated April 24, 1996, between CSM Investors, Inc. and Registrant (as assignee of Intranet Integration Group, Inc.) as amended.
10	.12(8)	Second Amendment of Lease dated April 28, 2003, to that certain Lease dated January 18, 2000, between Property Reserve Inc. and Registrant.
10	.15(9)	Registration Rights Agreement dated as of June 1, 2004, between Digital River, Inc. and the initial purchasers of Senior Convertible Notes due January 1, 2024.
10	.16(13)	Summary of Compensation Program for Non-Employee Directors.

Exhibit
Number		Description of Document

10	.17(14)	Second Amended and Restated Symantec Online Store Agreement, by and among Symantec Corporation, Symantec Limited, Digital River, Inc. and Digital River Ireland Limited effective April 1, 2006 ‡
10	.18(10)	1998 Equity Incentive Plan (formerly known as 1998 Stock Option Plan).*
10	.19(13)	Amended and Restated Employment Agreement for Joel A. Ronning.*
10	.20(13)	Change of Control and Severance Agreement for Thomas M. Donnelly.*
10	.21(11)	Form of Amendment to Non-Qualified Stock Option Agreement.*
10	.22(12)	Inducement Equity Incentive Plan.*
10	.23(15)	2007 Equity Incentive Plan.*
10	.24(13)	Change of Control and Severance Agreement for Kevin L. Crudden.*
10	.25++	Microsoft Operations Digital Distribution Agreement, by and among Digital River, Inc. and Microsoft Corporation effective September 1, 2006 ‡
10	.26++	Direct Reseller Addendum to the Microsoft Operations Digital Distribution Agreement, by and among Digital River, Inc. and Microsoft Corporation effective September 1, 2006 ‡
10	.27++	Omnibus Amendment to the Microsoft Operations Digital Distribution Agreement, by and among Digital River, Inc. and Microsoft Corporation effective October 4, 2007 ‡
10	.28++	Amendment to the Microsoft Operations Digital Distribution Agreement, by and among Digital River, Inc. and Microsoft Corporation effective December 2, 2008 ‡
10	.29++	Amendment to the Microsoft Operations Digital Distribution Agreement, by and among Digital River, Inc. and Microsoft Corporation effective September 9, 2009 ‡
12	.1++	Computation of Ratio of Earnings to Fixed Charges.
21	.1++	Subsidiaries of Digital River, Inc.
23	.1++	Consent of Independent Registered Public Accounting Firm, dated February 23, 2009.
24	.1++	Power of Attorney, pursuant to which amendments to this Annual Report on Form 10-K may be filed, is included on the signature pages of this Annual Report on Form 10-K.
31	.1++	Certification of Digital River, Inc.’s Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2++	Certification of Digital River, Inc.’s Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32++		Certification of Digital River, Inc.’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

++	Filed herewith.

*	Management contract or compensatory plan.

‡	Confidential treatment has been requested for portions of this agreement, which portions have been filed † separately with the SEC.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 4, 2004.

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 1, 2006.

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 30, 2000.

(4)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001.

(5)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 333-56787), declared effective on August 11, 1998.

(6)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (File No. 333-105864) filed on June 5, 2003.

(7)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003.

(8)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed on May 15, 2003.

(9)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 13, 2004.

(10)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 31, 2005.

(11)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on August 9, 2005.

(12)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 20, 2005.

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 10, 2008.

(14)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 1, 2007.

(15)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 29, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Eden Prairie, State of Minnesota, on February 23, 2010.

DIGITAL RIVER, INC.

By:	/s/ Joel A. Ronning
Joel A. Ronning
Chief Executive Officer

We, the undersigned, directors and officers of Digital River, Inc., do hereby severally constitute and appoint Joel A. Ronning and Thomas M. Donnelly and each or any of them, our true and lawful attorneys and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Joel A. Ronning Joel A. Ronning	Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2010

/s/ Thomas M. Donnelly Thomas M. Donnelly	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 23, 2010

/s/ Thomas F. Madison Thomas F. Madison	Director	February 23, 2010

/s/ Cheryl Rosner Cheryl Rosner	Director	February 23, 2010

/s/ Douglas M. Steenland Douglas M. Steenland	Director	February 23, 2010

/s/ Perry W. Steiner Perry W. Steiner	Director	February 23, 2010

/s/ J. Paul Thorin J. Paul Thorin	Director	February 23, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Digital River, Inc.

We have audited the accompanying consolidated balance sheets of Digital River, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digital River, Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Digital River, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Minneapolis, Minnesota
February 23, 2010

DIGITAL RIVER, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2009	2008
	(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$392,704	$490,335
Short-term investments	15,228	10,000
Accounts receivable, net of allowance of $2,222 and $2,457	50,657	53,216
Deferred income taxes	9,901	7,613
Prepaid expenses and other	14,899	42,522

Total current assets	483,389	603,686

Property and equipment, net	54,343	41,733
Goodwill	279,538	273,788
Intangible assets, net of accumulated amortization of $74,158 and $66,345	25,605	32,222
Long-term investments	119,581	93,213
Deferred income taxes	22,416	24,824
Other assets	770	786

TOTAL ASSETS	$985,642	$1,070,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Convertible senior notes	$—	$186,195
Accounts payable	192,301	184,361
Accrued payroll	16,131	14,841
Deferred revenue	17,879	13,651
Accrued acquisition costs	2,001	3,278
Other accrued liabilities	38,801	41,336

Total current liabilities	267,113	443,662

NON-CURRENT LIABILITIES:
Convertible senior notes	8,805	8,805
Other liabilities	15,505	15,712

Total non-current liabilities	24,310	24,517

TOTAL LIABILITIES	291,423	468,179

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred Stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $.01 par value; 120,000,000 shares authorized; 44,917,986 and 43,225,401 shares issued	449	432
Treasury stock at cost; 6,238,166 and 6,211,477 shares	(216,880)	(216,163)
Additional paid-in capital	653,956	623,778
Retained earnings	238,867	189,096
Accumulated other comprehensive income	17,827	4,930

Total stockholders’ equity	694,219	602,073

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$985,642	$1,070,252

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL RIVER, INC.

Consolidated Statements of Income for the Years Ended December 31,

	2009	2008	2007
	(In thousands except per share data)

Revenue	$403,766	$394,226	$349,275
Costs and expenses (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	17,625	16,417	10,243
Network and infrastructure	45,996	41,040	32,309
Sales and marketing	157,475	150,118	134,401
Product research and development	54,463	51,184	39,179
General and administrative	37,707	39,525	38,937
Depreciation and amortization	19,438	15,980	12,706
Amortization of acquisition-related intangibles	7,561	8,391	7,586

Total costs and expenses	340,265	322,655	275,361

Income from operations	63,501	71,571	73,914
Interest Income	3,210	18,019	32,167
Other expense, net	(4,915)	(3,319)	(3,006)

Income before income tax expense	61,796	86,271	103,075
Income tax expense	12,025	22,676	32,261

Net income	$49,771	$63,595	$70,814

Net income per share — basic	$1.35	$1.72	$1.75

Net income per share — diluted	$1.32	$1.55	$1.58

Shares used in per-share calculation — basic	36,975	37,016	40,444

Shares used in per-share calculation — diluted	37,704	42,106	45,914

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL RIVER, INC.

Consolidated Statements of Stockholders’ Equity

						Retained
				Additional	Accumulated	Earnings	Total
	Common Stock		Treasury	Paid-In	Comprehensive	(Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Stock	Capital	Income (Loss)	Deficit)	Equity	Income (Loss)
	(In thousands)

BALANCE, December 31, 2006	40,458	$409	$(14,024)	$551,080	$11,608	$54,687	$603,760	$74,849

Net income	—	—	—	—	—	70,814	70,814	70,814
Unrealized gain on investments, net of tax expense of $596	—	—	—	—	1,006	—	1,006	1,006
Foreign currency translation gain	—	—	—	—	18,319	—	18,319	18,319
Repurchase of common stock	(1,372)	—	(62,968)	—	—	—	(62,968)
Stock Issued for Acquisition	44	1	(189)	2,337			2,149	—
Exercise of stock options	1,220	12	—	13,498	—	—	13,510	—
Stock-based compensation	—	—	—	13,742	—	—	13,742	—
Restricted stock issued under equity incentive plans, net of forfeitures	135	2	—	(2)	—	—	—	—
Tax withheld in restricted stock vesting	(11)	—	(526)	—	—	—	(526)	—
Tax benefit of stock-based compensation	—	—	—	13,990	—	—	13,990	—
Common stock issued under the Employee Stock Purchase Plan	76	1	—	2,483	—	—	2,484	—

BALANCE, December 31, 2007	40,550	$425	$(77,707)	$597,128	$30,933	$125,501	$676,280	$90,139

Net income	—	—	—	—	—	63,595	63,595	63,595
Unrealized loss on investments, net of tax benefit of $6,410	—	—	—	—	(10,822)	—	(10,822)	(10,822)
Foreign currency translation loss	—	—	—	—	(15,181)	—	(15,181)	(15,181)
Repurchase of common stock	(4,239)	—	(137,858)	—	—	—	(137,858)
Exercise of stock options	425	4	—	7,167	—	—	7,171	—
Stock-based compensation	—	—	—	12,548	—	—	12,548	—
Restricted stock issued under equity incentive plans, net of forfeitures	186	2	—	(2)	—	—	—	—
Tax withheld in restricted stock vesting	(19)	—	(598)	—	—	—	(598)	—
Tax benefit of stock-based compensation	—	—	—	4,223	—	—	4,223	—
Common stock issued under the Employee Stock Purchase Plan	111	1	—	2,714	—	—	2,715	—

BALANCE, December 31, 2008	37,014	$432	$(216,163)	$623,778	$4,930	$189,096	$602,073	$37,592

Net income	—	—	—	—	—	49,771	49,771	49,771
Unrealized gain on investments, net of tax expense of $3,715	—	—	—	—	6,273	—	6,273	6,273
Foreign currency translation gain	—	—	—	—	6,624	—	6,624	6,624
Exercise of stock options	437	4		10,046	—	—	10,050	—
Stock-based compensation	—	—	—	18,270	—	—	18,270	—
Restricted stock issued under equity incentive plans, net of forfeitures	1,142	12	—	(12)	—	—	—	—
Tax withheld in restricted stock vesting	(27)		(717)		—	—	(717)	—
Tax deficiency of stock-based compensation	—	—	—	(614)	—	—	(614)	—
Common stock issued under the Employee Stock Purchase Plan	114	1	—	2,488	—	—	2,489	—

BALANCE, December 31, 2009	38,680	$449	$(216,880)	$653,956	$17,827	$238,867	$694,219	$62,668

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL RIVER, INC.

Consolidated Statements of Cash Flows For the Years Ended December 31,

	2009	2008	2007
	(In thousands)

OPERATING ACTIVITIES:
Net income	$49,771	$63,595	$70,814
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of acquisition-related intangibles	7,561	8,391	7,586
Change in accounts receivable allowance, net of acquisitions	232	434	(174)
Depreciation and amortization	19,438	15,980	12,706
Debt financing costs — write-off	5,208	—	—
Stock-based compensation expense related to stock-based
compensation plans	18,270	12,548	13,742
Excess tax benefits from stock-based compensation	(690)	(4,390)	(12,030)
Deferred income taxes and other	(186)	4,971	27,522
Change in operating assets and liabilities (net of acquisitions):
Accounts receivable	2,735	11,332	(6,863)
Prepaid and other assets	23,263	(26,505)	1,325
Accounts payable	7,083	6,531	32,181
Deferred revenue	4,109	3,235	3,046
Income tax payable	1,377	(5,366)	(7,076)
Accrued payroll and other accrued liabilities	(1,115)	4,478	3,609

Net cash provided by operating activities	137,056	95,234	146,388

INVESTING ACTIVITIES:
Purchases of investments	(21,922)	(480,917)	(436,806)
Sales of investments	23,400	676,108	358,470
Cash paid for cost method investments	(26,780)	—	—
Cash paid for acquisitions, net of cash received	(4,910)	(23,465)	(31,625)
Purchases of equipment and capitalized software	(31,949)	(26,898)	(18,722)

Net cash (used in)/provided by investing activities	(62,161)	144,828	(128,683)

FINANCING ACTIVITIES:
Cash paid for convertible senior notes	(186,660)	—	—
Exercise of stock options	10,050	7,171	13,510
Sales of common stock under employee stock purchase plan	2,489	2,715	2,483
Repurchase of common stock	—	(137,858)	(62,968)
Repurchase of restricted stock to satisfy tax withholding obligation	(717)	(598)	(528)
Excess tax benefits from stock-based compensation	690	4,390	12,030

Net cash used in financing activities	(174,148)	(124,180)	(35,473)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,622	(7,335)	9,313

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(97,631)	108,547	(8,455)
CASH AND CASH EQUIVALENTS, beginning of year	490,335	381,788	390,243
CASH AND CASH EQUIVALENTS, end of year	$392,704	$490,335	$381,788

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest on Convertible Senior Notes	$1,274	$2,438	$2,438

Cash paid for income taxes	$16,615	$20,503	$8,232

Noncash investing and financing activities:
Common stock issued in acquisitions and earn-outs	$—	$—	$2,150

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

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

Use of Estimates

The preparation of financial statements in accordance with the United States generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency Translation

Substantially all of our foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities are translated at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated at the average exchange rates for the reported period. Gains and losses resulting from translation are recorded as a component of “Accumulated other comprehensive income” within stockholders’ equity. Gains and losses resulting from foreign currency transactions are recognized as “Other expense, net”.

We are exposed to market risk from changes in foreign currency exchange rates. Our primary risk is the effect of foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating sales and expenses. At December 31, 2009, these exposures were mitigated by the use of foreign exchange forward contracts with maturities of approximately one week. Our derivatives are not designated as hedges and are adjusted to fair value through income each period. The principal exposures mitigated were euro and pound sterling currencies. For the years ended December 31, 2009 and 2008, derivative exposures were immaterial. The notional amounts held and the underlying gain/loss were determined to be immaterial when compared to our overall cash and cash equivalents and the net income reported for the respective periods.

Our foreign currency contracts contain credit risk to the extent that our bank counterparties may be unable to meet the terms of the agreements. We minimize such risk by limiting our counterparties to major financial institutions of high credit quality.

Cash and Cash Equivalents

We consider all short-term, highly liquid investments, primarily high grade commercial paper and money market accounts, that are readily convertible into known amounts of cash and that have original or remaining maturities of three months or less at the date of purchase to be cash equivalents. As of December 31, 2009 and 2008, cash balances of $0.1 million and $0.0 million, respectively, were held by banks or credit card processors to secure potential future credit card fees, fines and chargebacks or for other payments. In addition, at December 31, 2009 and 2008, $0.3 million and $0.3 million were restricted by letter of credit and agreements required by international tax jurisdictions as security for potential tax liabilities.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

Short-Term Investments

Our short-term investments consist of debt securities that are classified as available-for-sale and are carried on our balance sheet at their market value with cumulative unrealized gains or losses recorded net of tax as a component of “Accumulated other comprehensive income” within stockholders’ equity. We classify all of our available-for-sale securities, except for our auction-rate securities, as current assets, as these securities represent investments available for current corporate purposes. Upon the sale of a security classified as available for sale, the amount reclassified out of “Accumulated other comprehensive income” into earnings is based on the average cost method.

Long-Term Investments

Our long-term investments consist of cost-based investments and auction-rate debt securities. The auction-rate debt securities are classified as available-for-sale and are carried on our balance sheet at their market value with cumulative unrealized gains or losses recorded net of tax as a component of “Accumulated other comprehensive income” within stockholders’ equity. Upon the sale of a security classified as available for sale, the amount reclassified out of “Accumulated other comprehensive income” into earnings is based on the average cost method.

We also have equity investments that are accounted for under the cost method included in long-term investments. We review the key characteristic of our other investments and their classification in accordance with U.S. GAAP on an annual basis, or when indications of potential impairment exist. If a decline in the fair value of a security is deemed by management to be other-than-temporary, we write down the cost basis of the investment to fair value, and the amount of the write-down is included in net earnings.

Property and Equipment

Computer equipment, software and furniture are depreciated under the straight-line method using estimated useful lives of three to seven years and leasehold improvements are amortized over the shorter of the asset life or remaining length of the lease. Property and equipment at December 31 consisted of the following (in thousands):

	2009	2008

Computer hardware and software	$108,287	$78,660
Furniture, fixtures and leasehold improvements	15,691	15,475

Total property and equipment	$123,978	$94,135
Accumulated depreciation	(69,635)	(52,402)

Net property and equipment	$54,343	$41,733

Depreciation expense was $19.4 million, $15.6 million and $12.1 million in 2009, 2008 and 2007, respectively.

Repairs and maintenance costs are charged directly to expense as incurred. Major renewals or replacements that substantially extend the useful life of an asset are capitalized and depreciated.

Software Development

Costs to develop software for internal use are required to be capitalized and amortized over the estimated useful life of the software. We capitalized $16.9 million and $5.3 million related to software development during 2009 and 2008, respectively. This capitalization is primarily related to the development of our new ERP system and new data management and reporting infrastructure. We expect these investments to drive long-term operational efficiencies across the organization and provide further competitive differentiation. In 2007, we capitalized an immaterial amount of software development costs.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. Assets with indefinite lives are reviewed for impairment annually (or more frequently if there are indications that an impairment may be necessary) utilizing the two-step approach. There have been no material impairments of goodwill and other intangible assets for the years 2009, 2008 and 2007.

Impairment of Long-Lived Assets and Costs Associated with Exit Activities

We review all long-lived assets, including intangible assets with definite lives, for impairment. Impairment losses are recorded whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. For long-lived assets used in operations, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted cash flows. We measure the impairment loss based on the difference between the carrying amount and estimated fair value. An impairment loss is recognized when estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. As part of our evaluation, we consider certain non-financial data as indicators of impairment such as changes in the operating environment and business strategy, competitive information, market trends and operating performance. When an impairment loss is identified, the carrying amount of the asset is reduced to its estimated fair value. There were no significant impairments of long-lived assets, including definite-lived intangible assets, recorded in 2009, 2008 or 2007.

The present value of costs associated with facility closings, primarily future lease costs (net of expected sublease income), are charged to earnings when a location is vacated. We accelerate depreciation on property, equipment and leasehold improvements we expect to retire when a decision is made to abandon a location.

Other Assets

The following table summarizes our other assets as of December 31 (in thousands):

	2009	2008

Debt financing costs, net	$209	$224
Other	561	562

Total other assets	$770	$786

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

Other Accrued Liabilities

The following table summarizes our other accrued liabilities as of December 31 (in thousands):

	2009	2008

Accrued expenses	$26,386	$24,148
Sales, value-added and transaction taxes	13,741	19,788
Current income taxes	(1,326)	(2,600)

Total other accrued liabilities	$38,801	$41,336

Comprehensive Income

Comprehensive income includes revenues, expenses, gains and losses that are excluded from net earnings under U.S. GAAP. Items of comprehensive income are unrealized gains and losses on investments and foreign currency translation adjustments which are added to net income to compute comprehensive income. Comprehensive income is net of income tax benefits or expense.

The components of comprehensive income are (in thousands):

	Foreign Currency	Unrealized	Accumulated Other
	Translation	Gain/Loss on	Comprehensive
	Adjustment	Investment	Income (Loss)

Balance, December 31, 2006	$12,038	$(430)	$11,608
Before tax amount	18,319	1,602	19,921
Tax Effect	—	(596)	(596)

Net-of-tax amount	18,319	1,006	19,325
Balance, December 31, 2007	30,357	576	30,933
Before tax amount	(15,181)	(17,232)	(32,413)
Tax Effect	—	6,410	6,410

Net-of-tax amount	(15,181)	(10,822)	(26,003)
Balance, December 31, 2008	15,176	(10,246)	4,930
Before tax amount	6,624	9,988	16,612
Tax Effect	—	(3,715)	(3,715)

Net-of-tax amount	6,624	6,273	12,897

Balance, December 31, 2009	$21,800	$(3,973)	$17,827

Revenue Recognition

We recognize revenue from services rendered once all the following criteria for revenue recognition have been met: (1) persuasive evidence of an agreement exists; (2) the services have been rendered; (3) the fee is fixed and determinable; and (4) collection of the amounts due is reasonably assured.

We determine whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as net revenue. We act as the merchant of record on most of the transactions processed and have contractual relationships with our clients, which obligate us to pay to the client a specified percentage of each sale. We derive our revenue primarily from transaction fees based on a percentage of the products sale price and fees from services rendered associated with the e-commerce and other services provided to our clients and end customers. Our revenue is recorded net as generally our clients are subject to inventory risks and control customers’ product choices. We sell both physical and digital products. Revenue is recognized upon fulfillment and based upon when products are shipped and title and significant risk of ownership passes to the customer.

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

Stock-Based Compensation Expense

We account for share-based payments made to our employees and directors including stock options, restricted stock grants and employee stock purchases made through our Employee Stock Purchase Plan based on estimated fair values under the provisions of ASC 718.

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

As stock-based compensation expense recognized in our Consolidated Statement of Income is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

ASC 718 also requires the benefits of tax deductions in excess of recognized stock-based compensation expense be reported as a financing cash flow.

Stock-based compensation expense of $18.3 million, $12.5 million and $13.7 million was charged to operating expenses during 2009, 2008 and 2007, respectively.

See Note 6 for further information regarding the accounting for share-based compensation.

Advertising Costs

The costs of advertising are charged to sales and marketing expense as incurred. We incurred advertising expense of $1.0 million, $0.7 million and $0.1 million in 2009, 2008 and 2007, respectively.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

Income Taxes

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We record deferred tax assets for favorable tax attributes, including tax loss carryforwards. We currently have U.S. tax loss carryforwards, consisting solely of acquired operating tax loss carryforwards, and a lesser amount of acquired foreign operating tax loss carryforwards. A portion of the benefit of the acquired tax loss carryforwards has been reserved by a valuation allowance pursuant to U.S. GAAP. These valuation allowances of the deferred tax asset will be reversed if and when it is more likely than not that the deferred tax asset will be realized. We evaluate the need for a valuation allowance of the deferred tax asset on a quarterly basis.

Interest Income

Our interest income line item is the total of interest income on our cash, cash equivalents, and investments. Interest income was $3.2 million, $18.0 million and $32.2 million in 2009, 2008 and 2007, respectively. The significant decrease in interest income in 2009 compared to 2008 was due to the use of approximately $188 million of cash in January 2009, to satisfy the majority of holders of our 1.25% Convertible Senior Notes due 2024 who exercised their put option to require the company to repurchase their notes. Additionally, the weighted average yield on the investment portfolio has declined substantially from 2008. The decrease in interest income from 2007 to 2008 was due to the use of $138 million in cash for our share repurchase program during the first quarter of 2008. Interest income also declined due to lower yields on our portfolio during 2008.

Other Expense, Net

Our other expense, net line item is the total of interest expense on our debt and foreign currency transaction gains and losses and disposals of asset gains and losses. Interest expense was $5.3 million in 2009 compared to $2.5 million in 2008 and $2.4 million in 2007. In 2009, $5.2 million of interest expense was due to the write-off of debt financing costs related to the repurchase of 95.5% of our Convertible Senior Notes in January 2009. Our gain from foreign currency remeasurement was $0.4 million in 2009 compared to a gain of $0.3 million in 2008 and a loss of $0.6 million in 2007. Disposals of assets were immaterial in 2009. The loss on disposals of assets was $1.1 million in 2008. Disposals of assets were immaterial in 2007.

Recent Accounting Pronouncements

Accounting Standards Codification (ASC):  In June 2009, the Financial Accounting Standards Board (FASB) issued new guidance now codified in ASC Topic No. 105. The guidance establishes the FASB ASC as the single source of authoritative U.S. GAAP, with exception to rules and interpretive releases from the SEC, which continue to be sources of authoritative U.S. GAAP for SEC registrants. We adopted the new guidance for the period ending September 30, 2009. As the new standard did not change U.S. GAAP, there was no change in the Company’s Consolidated Financial Statements other than conforming U.S. GAAP references into the ASC format.

Interim Disclosures about Fair Value of Financial Instruments:  In April 2009, the FASB issued additional guidance related to ASC Topic No. 825, “Financial Instruments” (ASC 825). ASC 825 establishes additional disclosure requirements of fair values for certain financial instruments in the interim financial statements. We adopted the new guidance for the period ending June 30, 2009. The required disclosures are included in Note 3, “Fair Value Measurements”.

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

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

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

When adopting the additional guidance related to ASC 320, an entity is required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to “Accumulated other comprehensive income” if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before the anticipated recovery of its amortized cost basis. We have adopted the additional guidance related to ASC 320 for the period ending June 30, 2009, and it did not have a material impact on the Company’s Consolidated Financial Statements.

Fair Value Measurements and Disclosures:  In April 2009, the FASB issued additional guidance related to ASC Topic No. 820, “Fair Value Measurements and Disclosures” (ASC 820). ASC 820 provisions define fair value, establish a framework for measuring fair value and expand disclosure requirements. The new guidance emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The guidance provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The guidance also requires increased disclosures. We adopted the new guidance for the period ending June 30, 2009, and it did not have a material impact on the Company’s Consolidated Financial Statements. The required disclosures are included in Note 3, “Fair Value Measurements”.

Subsequent Events:  In May 2009, the FASB issued additional guidance related to ASC Topic No. 855, “Subsequent Events” (ASC 855). ASC 855 establishes that management must evaluate, as of each reporting period, events or transactions that occur for potential recognition or disclosure in the financial statements and the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date through the date that the financial statements are issued or available to be issued. It also requires the disclosure of the date through which an entity has evaluated subsequent events. We adopted ASC 855 for the period ending June 30, 2009. The required disclosures are included in Note 13, “Subsequent Events”.

Consolidation of Variable Interest Entities:  In June 2009, FASB issued additional guidance related to ASC Topic No. 810, “Consolidation” (ASC 810). ASC 810 requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This guidance requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This statement is effective for fiscal years beginning after Nov. 15, 2009. Accordingly, we will adopt this guidance at the beginning of 2010. The Company is currently evaluating

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

and has not yet determined the impact, if any, its adoption will have on the Company’s Consolidated Financial Statements.

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

The following table summarizes the computation of basic and diluted earnings per share (in thousands, except per share data):

	For the Years Ended December 31,
	2009	2008	2007

Earnings per share — basic
Net income — basic	$49,771	$63,595	$70,814
Weighted average shares outstanding — basic	36,975	37,016	40,444

Earnings per share — basic	$1.35	$1.72	$1.75

Earnings per share — diluted
Net income — basic	$49,771	$63,595	$70,814
Exclude: Interest expense and amortized financing cost of convertible senior notes, net of tax benefit	84	1,739	1,739

Net income — diluted	$49,855	$65,334	$72,553

Weighted average shares outstanding — basic	36,975	37,016	40,444
Dilutive impact of non-vested stock and options outstanding	529	665	1,045
Dilutive impact of convertible senior notes	200	4,425	4,425

Weighted average shares outstanding — diluted	37,704	42,106	45,914

Earnings per share — diluted	$1.32	$1.55	$1.58

Options to purchase 1,298,087, 778,034 and 491,636 shares for 2009, 2008 and 2007, were not included in the computation of diluted EPS, because their effect on diluted EPS would have been anti-dilutive.

The unissued shares underlying contingent convertible notes are treated as if such shares were issued and outstanding for the purposes of calculating GAAP diluted earnings per share beginning with the issuance of our 1.25% convertible senior notes on June 1, 2004. The impact of the convertible note repurchase was anti-dilutive for the year ending December 31, 2009, and has been excluded from the computation of diluted earnings per share as a result.

3.	Fair Value Measurements

Financial assets and liabilities that are re-measured and reported at fair value at each reporting period are classified and disclosed in one of the following three categories:

Level 1 — Observable inputs such as quoted prices in active markets;

Level 2 — Other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly, including:

•	Quoted prices for similar assets or liabilities in active markets;

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

•	Quoted prices for identical or similar assets in non-active markets;

•	Inputs other than quoted prices that are observable for assets or liability; and

•	Inputs that are derived principally from or corroborated by other observable market data.

Level 3 — Unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimate of market participant assumptions.

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the assets or liability.

The following table sets forth by level within the fair value hierarchy, our financial assets that were accounted for at fair value on a recurring basis at December 31, 2009, according to the valuation techniques we used to determine their fair values:

	Fair Value Measurements
	As of December 31, 2009
	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$392,704	$392,704	$—	$—
U.S. government sponsored entities	3,997	3,997	—	—
Corporate Bonds	11,231	11,231	—	—
Student loan bonds	92,801	—	—	92,801

Total assets measured at fair value	$500,733	$407,932	$—	$92,801

The following is a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3 inputs) (in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	Short-term	Long-term
	Investments	Investments	Total

Balance as of January 1, 2008	$119,750	$—	$119,750
Total gains or losses (realized/unrealized)
Included in other comprehensive income	—	(16,287)	(16,287)
Purchases, issuances, and settlements	(10,250)	—	(10,250)
Transfers in and/or out of Level 3	(109,500)	109,500	—

Balance as of December 31, 2008	$—	$93,213	$93,213
Total gains or losses (realized/unrealized)
Included in other comprehensive income	—	9,988	9,988
Purchases, issuances, and settlements	—	(10,400)	(10,400)
Transfers in and/or out of Level 3	—	—	—

Balance as of December 31, 2009	$—	$92,801	$92,801

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and Cash equivalents.  Consist of cash on hand in bank deposits, highly liquid investments, primarily high grade commercial paper and money market accounts. The fair value was measured using quoted market prices and is classified as Level 1. The carrying amount approximates fair value.

U.S. government sponsored entities.  Consist of Federal Farm Credit Bank and Federal Home Loan Bank investment grade bonds that trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. The fair value of these bonds was measured using quoted market prices and is classified as Level 1. The contractual maturity of these investments is within one year.

Corporate Bonds.  Consist of investment grade corporate bonds that trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. The fair value of these bonds was measured using quoted market prices and is classified as Level 1. The contractual maturity of these investments is within two years.

Auction Rate Securities (Student loan bonds in table).  As of December 31, 2009, we held $99.1 million of investments at par value, $92.8 million fair value, in auction-rate securities (ARS), all are AAA/Aaa rated and 105%-115% over collateralized by student loans guaranteed by the U.S. government with the exception of one security which is rated AAA/A3 and one security which is rated AAA/Aa1. All the securities are 100% guaranteed by the Department of Education or the Federal Family Education Loan Program (FFELP) with the exception of two securities which are 82.5% and 99% guaranteed by FFELP. Almost all of these securities continue to fail at auction due to illiquid market conditions.

The Company determined a market value discount, due to current illiquid market conditions, was required and recorded a temporary fair value reduction of $16.3 million (14.9% of par value) recorded to “Accumulated other comprehensive income” on the December 31, 2008 balance sheet. In 2009, $10.4 million of our ARS were successfully liquidated at par. As of December 31, 2009, the Company adjusted the market value discount to $6.3 million (6.4% of par value) through “Accumulated other comprehensive income”.

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

Based on the current illiquid market conditions, the Company classifies its auction rate securities as Level 3 long-term investments until the Company has received a call or partial call on the securities. Upon receipt of a call or partial call, the Company classifies the securities subject to the call or partial call, as Level 1 short term investments. As of December 31, 2009 the fair value of the Company’s $99.1 million in auction rate securities was classified as $92.8 million Level 3 long-term investments. Also as of December 31,

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

2009, the difference between fair value and par value of these auction rate securities was $6.3 million, or 1.2% of total assets measured at fair value or 0.6% of total assets reported in our financial statements.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

In 2009, we had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

The carrying amount of accounts receivable and accounts payable approximates fair value because of the short maturity of these instruments.

The aggregate carrying value and fair value of the Company’s cost method equity investments at December 31, 2009, was $26.8 million. The Company acquired the majority of these investments in late 2009 and believes the entity valuations completed at acquisition continue to represent the fair value of the acquisitions.

As of December 31, 2009 and 2008, the fair value of our $8.8 million 1.25% fixed rate convertible senior notes was valued at $7.5 million and $7.5 million, respectively, based on the quoted fair market value of the debt.

4.	Investments

As of December 31, 2009 and 2008, our available-for-sale securities consisted of the following (in thousands):

		Unrealized Gain/(Loss)			Maturities/Reset Dates
		Less than 12	Greater than 12		Less than 12	Greater than 12
	Cost	Months	Months	Fair Value	Months	Months

2009
U.S. government sponsored entities	$3,999	$(2)	$—	$3,997	$1,993	$2,004
Corporate Bonds	11,221	10	—	11,231	3,112	8,119
Student loan bonds	99,100	—	(6,299)	92,801	—	92,801

Total available-for-sale securities	$114,320	$8	$(6,299)	$108,029	$5,105	$102,924

2008
U.S. government sponsored entities	$9,900	$100	$—	$10,000	$10,000	$—
Student loan bonds	109,500	(16,287)	—	93,213	—	93,213

Total available-for-sale securities	$119,400	$(16,187)	$—	$103,213	$10,000	$93,213

Realized gains or losses on investments are recorded in our statement of income within “Other expense, net”. In 2009, the Company’s proceeds on sales of investment equaled par value. In 2009, the Company reclassified from “Accumulated other comprehensive income” to earnings $0.9 million related to securities settled within the year. Realized losses on sales of investments were immaterial in 2009, 2008 and 2007.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

5.	Business Combinations, Goodwill and Intangible Assets

The following table summarizes the purchase acquisitions completed during the three years in the period ended December 31, 2009 (in thousands):

	Initial	Initial				Other Intangible Assets
	Shares	Purchase	Acquired	Assumed		Technology/	Customer	Non-compete
Acquisition	Issued	Consideration	Assets	Liabilities	Goodwill	Tradenames	Relationships	Agreements

2009
No acquisitions in 2009
2008
Think Subscription, Inc.	—	$5,100	$644	$(1,019)	$2,007	$1,209	$1,813	$—
CustomCD, Inc.		7,000	764	(355)	3,136	2,059	1,468
DigitalSwift Corporation	—	9,200	427	(459)	4,673	487	4,325	—

Total	—	$21,300	$1,835	$(1,833)	$9,816	$3,755	$7,606	$—

2007
NetGiro Systems AB	—	$27,386	$8,567	$(7,477)	$9,742	$4,424	$12,372	$—

Note: Balances as of acquisition date and do not reflect subsequent earn-outs, adjustments or currency translation. Recorded goodwill associated with the Company’s acquisition of Digital Swift Corporation is deductible for tax purposes, remaining acquisitions’ goodwill is not deductible. All goodwill is assigned to the Company’s one reporting unit.

Business Combinations

In December 2007, the FASB issued additional guidance on business combinations contained in ASC Topic No. 805, “Business Combinations” (ASC 805). The additional guidance is intended to simplify existing guidance and converge rulemaking under U.S. GAAP with international accounting rules. ASC 805 changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, contingencies, acquisition costs and restructuring costs. Also under this guidance, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. The additional guidance under ASC 805 is effective for fiscal years beginning after December 15, 2008. We adopted the new guidance as of January 1, 2009 and the impact was immaterial to our financial statements.

Acquisitions completed in 2009

No acquisitions in 2009.

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

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Future Earn-outs

As of December 31, 2009, there were estimated future earn-outs of $2.0 million in accrued acquisition liabilities. Any of the estimated maximum potential future earn-out beyond the $2.0 million accrual will result in additional goodwill.

Pro Forma Operating Results (Unaudited)

The consolidated financial statements include the operating results of each business acquired from the date of acquisition. The following unaudited pro forma condensed results of operations for 2008 and 2007 have been prepared as if each of the 2008 acquisitions had occurred on January 1, 2007. The Company had no acquisitions in 2009. (in thousands except per share data):

	2008	2007

Revenue	$395,698	$366,208
Income from operations	70,373	70,590
Net income	62,400	67,494
Diluted income per share	$1.52	$1.51

This pro forma financial information does not purport to represent results that would actually have been obtained if the transactions had been in effect on January 1, 2008 or 2007, as applicable, or any future results that may be realized.

Goodwill

Goodwill represents the amount of the purchase price in excess of the fair values assigned to the underlying identifiable net assets of acquired businesses. Goodwill is not amortized, but is subject to an annual impairment test. Tests are performed more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

We complete our annual impairment test using a two-step approach during the fourth quarter of each fiscal year and reassess any intangible assets, including goodwill, recorded in connection with earlier

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

acquisitions. Our assessment has indicated that there is no impairment of goodwill for the years ended December 31, 2009, 2008 and 2007.

The changes in the net carrying amount of goodwill for the years ended December 31, 2009 and 2008 are as follows (in thousands):

Total

Balance as of December 31, 2007	$261,885
Goodwill from acquisitions and earn-outs	14,955
Adjustments from foreign currency translation(1)	(8,109)
Tax Adjustments(2)	5,057

Balance as of December 31, 2008	$273,788
Goodwill from acquisitions and earn-outs	3,234
Adjustments from foreign currency translation(1)	3,242
Tax Adjustments(2)	(726)

Balance as of December 31, 2009	$279,538

(1)	Adjustments to goodwill during the year ended December 31, 2009 and December 31, 2008, resulted from foreign currency translation current and prior period acquisitions.

(2)	Adjustments to goodwill during the year ended December 31, 2009 and December 31, 2008, resulted from tax adjustments current and prior period acquisitions.

Intangible Assets

Information regarding our other intangible assets is as follows (in thousands):

	As of December 31, 2009
	Carrying Amount	Accumulated	Carrying Amount
	Gross	Amortization	Net

Customer relationships	$63,319	$42,764	$20,555
Non-compete agreements	5,227	5,227	—
Technology/tradename	31,217	26,167	5,050

Total	$99,763	$74,158	$25,605

	As of December 31, 2008
	Carrying Amount	Accumulated	Carrying Amount
	Gross	Amortization	Net

Customer relationships	$62,265	$37,931	$24,334
Non-compete agreements	5,312	5,301	11
Technology/tradename	30,991	23,114	7,877

Total	$98,568	$66,346	$32,222

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

Amortization expense was $7.6 million, $8.4 million and $7.6 million, for the years ended 2009, 2008 and 2007, respectively. The result of the allocation of the purchase price between amortizable costs and goodwill could have an impact on our future operating results. The components of intangible assets acquired during the years ended December 31, 2009, 2008 and 2007, are as follows (in thousands). No significant residual value is estimated for these assets.

	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Life	Amount	Life	Amount	Life

Customer relationships	$—	—	$7,606	6 years	$12,372	10 years
Non-compete agreements	—	—	—	—	—	—
Technology/tradename	—	—	3,755	4 years	4,424	8 years

Total	$—	—	$11,361	5 years	$16,796	10 years

Estimated amortization expense for the remaining life of the intangible assets, based on intangible assets as of December 31, 2009, is as follows (in thousands):

Year

2010	$5,467
2011	4,256
2012	3,867
2013	1,750
2014	1,473
Thereafter	8,792

Total	$25,605

Following is an allocation of the net assets acquired from the acquisitions consummated and amounts paid under earn-out arrangements in 2009 and 2008 (in thousands) which includes subsequent year activity for 2008 acquisitions:

	2009	2008

Tangible assets	$—	$1,835
Liabilities assumed	—	(1,833)
Customer relationships	—	7,606
Technology/tradename	—	3,755
Goodwill ( year of acquisition)	—	9,816
Goodwill (subsequent to year of acquisition)	—	2,552

Net assets acquired	$—	$23,731

6.	Stock-Based Compensation

Option and Restricted Stock Awards

2007 Plan

Our stockholders approved the Digital River, Inc. 2007 Equity Incentive Plan (the “2007 Plan”) at the Company’s annual stockholder meeting held on May 31, 2007. The number of shares issuable under the 2007 Plan equals 4,650,000 shares of our common stock. In addition, shares not issued under the 1998 Plan shall become available for issuance under the 2007 Plan to the extent a stock option or other stock award under the 1998 Plan expires or terminates before shares of common stock are issued under the award. Under our 2007

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

Equity Incentive Plan we have the flexibility to grant incentive and non-statutory stock options, restricted stock awards, restricted stock unit awards and performance shares to our directors, employees, and consultants.

1998 Plan

The 1998 Equity Incentive Plan expired in June 2008 except as to options still outstanding under the Plan.

General Stock Award Information

As of December 31, 2009, there were 2,922,901 shares available for future awards under our 2007 Plan. The number of shares available has been reduced by three shares for every two shares granted under the stock award plan that does not provide for full payment by the participant.

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

A summary of the changes in outstanding options is as follows:

				Weighted
	Shares		Options	Average
	Available	Options	Price	Price
	for Grant	Outstanding	Per Share	Per Share

Balance, December 31, 2006	1,540,200	3,557,783	$2.59 - $57.36	$18.68
Granted	(573,376)	573,376	45.07 - 56.61	54.17
Restricted stock effect on shares available for grant	(251,426)	N/A	N/A	N/A
Exercised		(1,219,519)	2.59 - 45.24	11.08
Canceled/expired	133,330	(133,330)	4.56 - 56.61	38.01
Additional Shares Reserved	2,000,000	N/A	N/A	N/A

Balance, December 31, 2007	2,848,728	2,778,310	$2.59 - $57.36	$28.41
Granted	(807,000)	807,000	19.28 - 41.44	31.10
Restricted stock effect on shares available for grant	(278,952)	N/A	N/A	N/A
Exercised		(425,774)	4.56 - 38.17	16.84
Canceled/expired	213,686	(213,686)	9.13 - 56.61	38.59

Balance, December 31, 2008	1,976,462	2,945,850	$2.59 - $57.36	$30.08
Granted	(95,000)	95,000	24.07 - 39.62	26.43
Restricted stock effect on shares available for grant	(1,715,555)	N/A	N/A	N/A
Exercised		(436,631)	4.56 - 32.33	23.02
Canceled/expired	106,994	(106,994)	4.65 - 55.39	36.23
Additional Shares Reserved	2,650,000	N/A	N/A	N/A

Balance, December 31, 2009	2,922,901	2,497,225	$2.59 - $57.36	$30.91

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes significant ranges of outstanding and exercisable options under our 1998 Plan and 2007 Plan as of December 31, 2009:

	Options Outstanding				Options Exercisable
		Weighted	Weighted	Aggregate		Weighted	Aggregate
	Number	Average	Average	Intrinsic	Number	Average	Intrinsic
Exercise Price	Outstanding	Life Remaining	Price	Value	Exercisable	Price	Value

$ 2.59 - $ 3.88	19,187	1.0 years	$2.74	$465,190	19,187	$2.74	$465,190
4.56 - 7.55	125,579	1.4 years	5.33	2,719,831	125,579	5.33	2,719,831
9.55 - 13.92	300,010	2.7 years	11.91	4,525,149	283,939	11.96	4,266,567
16.72 - 22.98	268,395	4.6 years	22.18	1,289,864	230,359	22.67	995,159
23.01 - 30.69	485,967	6.5 years	27.96	323,662	316,294	29.13	53,172
31.84 - 57.36	1,298,087	7.5 years	41.11	—	761,313	42.66	—

$ 2.59 - $57.36	2,497,225	6.0 years	$30.91	$9,323,696	1,736,671	$29.39	$8,499,919

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $26.99 as of December 31, 2009, which would have been received by the option holders had those option holders exercised their options as of that date. The total intrinsic value of options exercised during the twelve months ended December 31, 2009, 2008 and 2007 were $5.6 million, $8.2 million and $48.9 million, respectively, determined as of the date of exercise. The weighted average life remaining on exercisable options is 5.2 years.

Restricted stock awards are subject to forfeiture if employment terminates prior to the release of the restrictions. Performance based awards (performance shares) are subject to forfeiture if employment terminates prior to the release of the restrictions or if established performance goals are not met. During the vesting period, ownership of the shares cannot be transferred. Restricted stock and performance shares are considered issued and outstanding at the grant date and have the same dividend and voting rights as other common stock. A summary of the changes in restricted stock and performance shares under our 1998 Plan and 2007 Plan as of December 31, 2009 is as follows:

		Weighted
	Restricted Stock and	Average
	Performance Shares	Fair Value

Non-Vested Balance, December 31, 2006	89,500	$39.96
Granted	198,889	53.75
Vested	(23,713)	39.19
Forfeited	(31,272)	48.54

Non-Vested Balance, December 31, 2007	233,404	$50.64
Granted	498,550	29.04
Vested	(66,010)	49.42
Forfeited	(312,582)	33.61

Non-Vested Balance, December 31, 2008	353,362	$35.45
Granted	1,286,100	26.23
Vested	(126,243)	37.32
Forfeited	(142,396)	26.90

Non-Vested Balance, December 31, 2009	1,370,823	$27.52

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

Employee Stock Purchase Plan

We also sponsor an employee stock purchase plan under which 1,200,000 shares have been reserved for purchase by employees. The purchase price of the shares under the plan is the lesser of 85% of the fair market value on the first or last day of the offering period. Offering periods are currently every six months ending on June 30 and December 31. Employees may designate up to ten percent of their compensation for the purchase of shares under the plan. Total shares purchased by employees under the plan were 113,675, 111,640 and 76,436 in the years ended December 31, 2009, 2008 and 2007, respectively. There were 255,102 shares still reserved under the plan as of December 31, 2009.

Inducement Equity Incentive Plan

Effective on December 14, 2005, we adopted an Inducement Equity Incentive Plan (the “Inducement Plan”) initially for Commerce5, Inc. executives who joined Digital River as a result of the acquisition, or other personnel who join us after the date of the Inducement Plan adoption. A total of 87,500 restricted shares of Digital River stock may be issued under the Inducement Plan, subject to vesting. In accordance with the NASDAQ rules, no stockholder approval was required for the Inducement Plan. There were 34,108 shares still reserved under the plan as of December 31, 2009.

Expense Information

The following table summarizes stock-based compensation expense, net of tax, related to employee stock options, awards and employee stock purchases recognized (in thousands):

	Year Ended December 31,
	2009	2008	2007

Costs and expenses
Direct cost of services	$658	$785	$807
Network and infrastructure	751	192	270
Sales and marketing	6,742	4,562	5,028
Product research and development	2,439	1,258	1,736
General and administrative	7,680	5,751	5,901

Stock-based compensation included in costs and expenses	18,270	12,548	13,742
Tax benefit	(6,420)	(4,260)	(4,727)

Stock-based compensation expense, net of tax	$11,850	$8,288	$9,015

Valuation Information

During the twelve months ending ended December 31, 2009, 2008 and 2007, we estimated the fair value of each stock option on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2009	2008	2007

Risk-free interest rate	1.3%	2.0%	4.5%
Expected life (years)	3.14	3.37	3.46
Volatility factor	0.46	0.45	0.50
Expected dividends	—	—	—
Weighted average fair value of options granted	$8.68	$10.74	$23.11

The risk-free interest rate assumption is based on observed interest rates appropriate for the term of our stock options. The expected life of stock options represents the weighted-average period the stock options are expected to remain outstanding and is based on historical exercise patterns. We used historical closing stock

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

price volatility for a period equal to the expected term of the options granted. The dividend yield assumption is based on our history and expectation of future dividend payouts.

As stock-based compensation expense recognized in the Consolidated Statement of Income for the twelve months ended December 31, 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. U.S. GAAP requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

At December 31, 2009, there was approximately $8.2 million of total unrecognized stock-based compensation expense, adjusted for estimated forfeitures, related to unvested stock option awards that we expect to recognize over a weighted-average period of 1.8 years. At December 31, 2009, there was approximately $23.7 million of total unrecognized stock-based compensation expense, adjusted for estimated forfeitures, related to unvested restricted stock and performance share awards that we expect to recognize over a weighted-average period of 2.9 years.

During the twelve months ending ended December 31, 2009, 2008 and 2007, we estimated the fair value of stock-based compensation expense associated with our employee stock purchase plans on the date of grant using the Black-Scholes option pricing valuation model with the following weighted average assumptions:

	2009	2008	2007

Risk-free interest rate	0.3%	2.8%	5.0%
Expected life (years)	0.5	0.5	0.5
Volatility factor	0.63	0.43	0.33
Expected dividends	—	—	—
Weighted average fair value of employee stock purchase plan shares	$8.90	$9.35	$11.93

7.	Income Taxes

The components of pretax income are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007

United States	$27,418	$46,988	$74,595
International	34,378	39,283	28,480

Total	$61,796	$86,271	$103,075

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

The provision (benefit) for income taxes is composed of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007

Current tax expense (benefit):
United States federal	$12,886	$18,792	$29,204
State and local	726	1,223	1,842
International	3,647	6,858	5,939

Total current provision for income taxes	17,259	26,873	36,985
Deferred tax expense (benefit):
United States federal	(4,021)	(3,926)	(3,896)
State and local	(230)	(255)	(227)
International	(983)	(16)	(601)

Total deferred provision (benefit) for income taxes	(5,234)	(4,197)	(4,724)

Provision for income taxes	$12,025	$22,676	$32,261

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate of 35% to income before income taxes (in thousands):

	Year Ended December 31,
	2009	2008	2007

Tax expense at statutory rate	$21,629	$30,195	$36,076
State taxes, net of federal benefit	496	968	1,615
International rate differential	(9,662)	(7,860)	(4,623)
Tax Credits	(484)	(955)	(671)
Nondeductible expense and other	46	328	(136)

Total	$12,025	$22,676	$32,261

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the bases for income tax purposes. Significant components of deferred income taxes are as follows (in thousands):

	2009	2008

Deferred tax assets:
Net operating loss and credit carryforwards	$7,444	$8,646
Nondeductible reserves and accruals	22,859	21,075
Depreciation and amortization	3,158	4,777
Valuation allowance	(1,144)	(2,061)

Total deferred tax assets	32,317	32,437

Deferred tax liabilities:
Depreciation	(1,374)	(1,191)
Other intangibles	(10,805)	(11,016)

Total deferred tax liabilities	(12,179)	(12,207)

Net deferred tax assets	$20,138	$20,230

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2009, we had U.S. tax loss carryforwards of approximately $15.7 million and foreign tax loss carryforwards of $3.4 million. These tax loss carryforwards consist solely of acquired net operating losses. The U.S. tax loss carryforwards expire in the years 2021 through 2028. However, we anticipate most U.S. tax loss carryforwards will be utilized in the next few years.

There is uncertainty of future realization of the deferred tax assets resulting from acquired tax loss carryforwards due to anticipated limitations. Therefore, a valuation allowance was recorded against the tax effect of such tax loss carryforwards. During 2009, the valuation allowance decreased $0.3 million due to utilization of net operating losses. At December 31, 2009, the Company has a valuation allowance on approximately $1.1 million of deferred tax assets related to acquired operating losses and other tax attributes as we believe it is more likely than not that these deferred tax assets will not be realized. Any future release of this valuation allowance will reduce expense.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of January 1, 2007	$3,340
Increases for tax positions taken during current year	1,072
Decreases for tax positions taken during prior years	1,035

Balance as of December 31, 2007	$5,447
Increases for tax positions taken during current year	2,957
Increases for tax positions taken during prior years	613
Decreases as a result of settlements with taxing authorities	(2,622)

Balance as of December 31, 2008	$6,395
Increases for tax positions taken during current year	1,791
Increases for tax positions taken during prior years	10
Decreases for tax positions taken during prior years	(983)
Decreases as a result of settlements with taxing authorities	(639)

Balance as of December 31, 2009	$6,574

All of these unrecognized tax benefits would affect our effective tax rate if recognized. We recognize interest and penalties related to uncertain tax positions in income tax expense. We had approximately $0.9 million and $0.8 million of accrued interest and penalties related to uncertain tax positions at December 31, 2009 and 2008, respectively.

The Company and its subsidiaries file income tax returns in U.S. federal and various state jurisdictions, and foreign jurisdictions. The tax years 2005-2008 remain open to examination by the major taxing jurisdictions to which we are subject. During 2009, the Internal Revenue Service (IRS) completed the examination of the Company’s 2004 U.S. income tax return, resulting in only minor agreed upon adjustments. Several of the Company’s international subsidiaries were also under examination during 2009 and the Company expects these examinations to be completed in 2010. Due to the potential resolution of examinations currently being performed by taxing authorities, and the expiration of various statutes of limitation, it is reasonably possible that our gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $1.9 million. Beyond this estimate, it is not practical to determine the timing of any cash flows related to these uncertain tax positions.

No provision has been made for federal income taxes on approximately $113.1 million of our foreign subsidiaries undistributed earnings as of December 31, 2009 since we plan to indefinitely reinvest all such earnings. If these earnings were distributed to the U.S. in the form of dividends or otherwise, we would be subject to U.S. income taxes on such earnings. The amount of U.S. income taxes would be subject to

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

adjustment for foreign tax credits and for the impact of the step-up in the basis of assets resulting from a Section 338 election made at the time of acquisition. If these earnings were to be distributed, the income tax liability would be approximately $26.9 million.

8.	COMMITMENTS AND CONTINGENCIES

Leases

We currently have 39 facility leases in addition to leasing certain computer equipment under non-cancelable operating leases. Total rent expense, including common area maintenance charges, recognized under all leases was $7.4 million, $7.1 million and $5.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. The minimum annual rents under long-term leases at December 31, 2009, were as follows (in thousands):

Year ending December 31,	Lease Obligations

2010	$5,509
2011	3,609
2012	1,749
2013	1,463
2014	515
Thereafter	2,877

Total future minimum obligations	$15,722

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

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

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

We incurred interest expense of $5.3 million in 2009, which included the write-off of $5.2 million in debt financing costs related to the Convertible Senior Note repurchase in January 2009, and made interest payments of $1.3 million. We incurred interest expense of $2.5 million in 2008 and made interest payments of $2.4 million. We incurred interest expense of $2.4 million in 2007 and made interest payments of $2.4 million.

10.	STOCKHOLDERS’ EQUITY

Share Repurchase Program

In June 2007, our Board of Directors authorized a new stock buyback program to repurchase up to an aggregate of $200 million of our common stock. This buyback program superseded the prior buyback program.

No shares were repurchased during 2009.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

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

During 2007, we repurchased 1,372,185 shares for $63.0 million. None of the repurchased shares have been retired.

11.	EMPLOYEE BENEFIT PLAN

401K Plan

We have a defined contribution 401(k) retirement plan for eligible employees. Employees may contribute up to 15% of their pretax compensation to the plan, with us providing a discretionary match of up to 50% of the total employee contribution. Amounts charged to expense related to our matching contributions were $2.3 million in 2009, $2.2 million in 2008 and $2.0 million in 2007.

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

Sales to international customers accounted for 41.1%, 42.8% and 43.2% of revenue for 2009, 2008 and 2007, respectively. Sales are attributed to a geographic region based on the ordering location of the customer. Summarized revenue information by region for fiscal 2009, 2008 and 2007 is outlined below (dollars in thousands). If revenue earned in any individual country exceeds 10% of the revenue reported for the period, the country is separately listed. The remaining balance is segregated to Europe and other. Currently, no non-U.S. country exceeds the 10% threshold.

	2009	2008	2007

United States	$237,726	$225,385	$198,388
Europe	109,329	112,211	103,385
Other	56,711	56,630	47,502

Total	$403,766	$394,226	$349,275

Revenue derived from sales of product from one software publisher, Symantec Corporation, accounted for approximately 21.5%, 24.3% and 26.2% of our total revenue in 2009, 2008 and 2007, respectively. In addition, revenues derived from proprietary Digital River services sold to Symantec consumers and dealer network sales of Symantec products amounted to approximately 6.9% of total Digital River revenue in 2009, 9.4% in 2008

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

and 13.2% in 2007. Microsoft Corporation accounted for approximately 11.8% of our revenue in 2009, 7.1% in 2008 and 3.5% in 2007.

The following table presents selected asset information by geographic area based on the physical location of the assets (in thousands). If assets in any individual country exceed 10% of the assets reported for the period, the country is separately listed. The remaining balance is segregated to Europe and other. Currently, no non-U.S. country exceeds the 10% threshold.

	2009		2008
	United States	Europe	United States	Europe

Total property and equipment	$107,026	$16,951	$79,781	$14,354
Accumulated depreciation	(58,015)	(11,619)	(43,686)	(8,716)

Net property and equipment	$49,011	$5,332	$36,095	$5,638

Total intangible assets	$66,644	$33,119	$66,951	$31,617
Accumulated amortization	(53,094)	(21,064)	(47,487)	(18,859)

Net intangible assets	$13,550	$12,055	$19,464	$12,758

Total goodwill	$156,169	$145,825	$154,061	$142,182
Accumulated amortization	(22,456)	—	(22,455)	—

Net goodwill	$133,713	$145,825	$131,606	$142,182

13.	SUBSEQUENT EVENTS

The Company has completed an evaluation of all subsequent events through February 23, 2010, which is the issuance date of these consolidated financial statements, and concluded no additional subsequent events occurred that required recognition or disclosure

Digital River, Inc.

Schedule II
For Years Ended December 31, 2009, 2008 and 2007
(In thousands)

		Charges to
	Balance at	Costs and		Balance at
2009	Beginning of Year	Expenses	Deductions	End of Year

Allowance for doubtful accounts	$2,457	$4,954	$(5,189)	$2,222
Accrued chargeback reserve	1,608	11,114	(11,435)	1,287

		Charges to
	Balance at	Costs and		Balance at
2008	Beginning of Year	Expenses	Deductions	End of Year

Allowance for doubtful accounts	$2,489	$5,214	$(5,246)	$2,457
Accrued chargeback reserve	1,186	9,514	(9,092)	1,608

		Charges to
	Balance at	Costs and		Balance at
2007	Beginning of Year	Expenses	Deductions	End of Year

Allowance for doubtful accounts	$2,339	$581	$(431)	$2,489
Accrued chargeback reserve	834	6,829	(6,477)	1,186

			Charged /
		Charged /	(Credited) to
Deferred income tax asset	Balance at	(Credited) to	Other	Balance at
Valuation Allowance	Beginning of Year	Expenses	Accounts(1)	End of Year

2009	$1,371	$(227)	$—	$1,144
2008	1,390	—	(19)	1,371
2007	12,961	—	(11,571)	1,390

(1)	Amounts not charged (credited) to expenses were charged (credited) to equity or goodwill

INDEX TO EXHIBITS

Exhibit
Number		Description of Document

3	.1(2)	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.
3	.2(4)	Amended and Restated Bylaws of the Registrant, as currently in effect.
4	.1(5)	Specimen Stock Certificate.
4	.2(9)	Indenture dated as of June 1, 2004, between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the Note.
10	.1(5)	Form of Indemnity Agreement between Registrant and each of its directors and executive officers.
10	.3(5)	Consent to Assignment and Assumption of Lease dated April 22, 1998, by and between CSM Investors, Inc., IntraNet Integration Group, Inc. and Registrant.
10	.4(3)	Assignment of Lease dated April 21, 1998, by and between Intranet Integration Group, Inc. and Registrant.
10	.5(3)	Lease Agreement dated January 18, 2000, between Property Reserve, Inc. and Registrant.
10	.6(4)	First Amendment of Lease dated January 31, 2001, to that certain Lease dated April 24, 1996, between CSM Investors, Inc. and Registrant (as assignee of Intranet Integration Group, Inc.).
10	.7(6)	1998 Stock Option Plan, as amended and superseded by Exhibit 10.19.*
10	.8(7)	1999 Stock Option Plan, formerly known as the 1999 Non-Officer Stock Option Plan, as amended and superseded by Exhibit 10.19.*
10	.9(6)	2000 Employee Stock Purchase Plan, as amended, and offering.*
10	.11(8)	Second Amendment of Lease dated April 22, 2002, to that certain Lease dated April 24, 1996, between CSM Investors, Inc. and Registrant (as assignee of Intranet Integration Group, Inc.) as amended.
10	.12(8)	Second Amendment of Lease dated April 28, 2003, to that certain Lease dated January 18, 2000, between Property Reserve Inc. and Registrant.
10	.15(9)	Registration Rights Agreement dated as of June 1, 2004, between Digital River, Inc. and the initial purchasers of Senior Convertible Notes due January 1, 2024.
10	.16(13)	Summary of Compensation Program for Non-Employee Directors.
10	.17(14)	Second Amended and Restated Symantec Online Store Agreement, by and among Symantec Corporation, Symantec Limited, Digital River, Inc. and Digital River Ireland Limited effective April 1, 2006 ‡
10	.18(10)	1998 Equity Incentive Plan (formerly known as 1998 Stock Option Plan).*
10	.19(13)	Amended and Restated Employment Agreement for Joel A. Ronning.*
10	.20(13)	Change of Control and Severance Agreement for Thomas M. Donnelly.*
10	.21(11)	Form of Amendment to Non-Qualified Stock Option Agreement.*
10	.22(12)	Inducement Equity Incentive Plan.*
10	.23(15)	2007 Equity Incentive Plan.*
10	.24(13)	Change of Control and Severance Agreement for Kevin L. Crudden.*
10	.25++	Microsoft Operations Digital Distribution Agreement, by and among Digital River, Inc. and Microsoft Corporation effective September 1, 2006 ‡
10	.26++	Direct Reseller Addendum to the Microsoft Operations Digital Distribution Agreement, by and among Digital River, Inc. and Microsoft Corporation effective September 1, 2006 ‡
10	.27++	Omnibus Amendment to the Microsoft Operations Digital Distribution Agreement, by and among Digital River, Inc. and Microsoft Corporation effective October 4, 2007 ‡
10	.28++	Amendment to the Microsoft Operations Digital Distribution Agreement, by and among Digital River, Inc. and Microsoft Corporation effective December 2, 2008 ‡
10	.29++	Amendment to the Microsoft Operations Digital Distribution Agreement, by and among Digital River, Inc. and Microsoft Corporation effective September 9, 2009 ‡
12	.1++	Computation of Ratio of Earnings to Fixed Charges.

Exhibit
Number		Description of Document

21	.1++	Subsidiaries of Digital River, Inc.
23	.1++	Consent of Independent Registered Public Accounting Firm, dated February 23, 2009.
24	.1++	Power of Attorney, pursuant to which amendments to this Annual Report on Form 10-K may be filed, is included on the signature pages of this Annual Report on Form 10-K.
31	.1++	Certification of Digital River, Inc.’s Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2++	Certification of Digital River, Inc.’s Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	++	Certification of Digital River, Inc.’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

++	Filed herewith.

*	Management contract or compensatory plan.

‡	Confidential treatment has been requested for portions of this agreement, which portions have been filed † separately with the SEC.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 4, 2004.

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 1, 2006.

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 30, 2000.

(4)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001.

(5)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 333-56787), declared effective on August 11, 1998.

(6)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (File No. 333-105864) filed on June 5, 2003.

(7)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003.

(8)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed on May 15, 2003.

(9)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 13, 2004.

(10)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 31, 2005.

(11)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on August 9, 2005.

(12)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 20, 2005.

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 10, 2008.

(14)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 1, 2007.

(15)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 29, 2008.