Form 10-Q
period 2010-03-31
DIGITAL RIVER INC /DE
filed 2010-05-04
CIK 1062530

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
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
The number of shares of common stock outstanding at April 1, 2010 was 39,622,429 shares.

DIGITAL RIVER, INC.
Form 10-Q
Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DIGITAL RIVER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited)
	March 31,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$378,925	$392,704
Short-term investments	15,168	15,228
Accounts receivable, net of allowance of $2,946 and $2,222	44,972	50,657
Deferred income taxes	9,899	9,901
Prepaid expenses and other	17,004	14,899

Total current assets	465,968	483,389

Property and equipment, net	52,164	54,343
Goodwill	271,542	279,538
Intangible assets, net of accumulated amortization of $74,580 and $74,158	24,004	25,605
Long-term investments	117,635	119,581
Deferred income taxes	22,373	22,416
Other assets	761	770

TOTAL ASSETS	$954,447	$985,642

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$170,119	$192,301
Accrued payroll	12,309	16,131
Deferred revenue	18,041	17,879
Accrued acquisition liabilities	1,601	2,001
Other accrued liabilities	39,512	38,801

Total current liabilities	241,582	267,113

NON-CURRENT LIABILITIES:
Convertible senior notes	8,805	8,805
Other liabilities	16,006	15,505

Total non-current liabilities	24,811	24,310

TOTAL LIABILITIES	266,393	291,423

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $.01 par value; 120,000,000 shares authorized; 45,961,719 and 44,917,986 shares issued	460	449
Treasury stock at cost; 6,339,290 and 6,238,166 shares	(219,776)	(216,880)
Additional paid-in capital	658,975	653,956
Retained earnings	245,834	238,867
Accumulated other comprehensive income	2,561	17,827

Total stockholders’ equity	688,054	694,219

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$954,447	$985,642

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data; unaudited)

	Three Months Ended
	March 31,
	2010	2009
Revenue	$98,726	$102,931
Costs and expenses (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	4,637	3,942
Network and infrastructure	11,432	10,313
Sales and marketing	41,050	38,447
Product research and development	15,689	12,335
General and administrative	10,829	9,129
Depreciation and amortization	5,481	3,844
Amortization of acquisition-related intangibles	1,481	2,003

Total costs and expenses	90,599	80,013

Income from operations	8,127	22,918
Interest Income	764	1,189
Other income (expense), net	785	(6,556)

Income before income tax expense	9,676	17,551
Income tax expense	2,709	4,231

Net income	$6,967	$13,320

Net income per share — basic	$0.19	$0.36

Net income per share — diluted	$0.18	$0.36

Shares used in per-share calculation — basic	37,416	36,706

Shares used in per-share calculation — diluted	38,220	37,227

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Three Months Ended
	March 31,
	2010	2009
OPERATING ACTIVITIES
Net income	$6,967	$13,320
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of acquisition-related intangibles	1,481	2,003
Change in accounts receivable allowance, net of acquisitions	751	580
Depreciation and amortization	5,481	3,844
Debt financing costs — write-off	—	5,208
Stock-based compensation expense related to stock-based compensation plans	4,476	3,711
Excess tax benefits from stock-based compensation	(442)	(96)
Deferred and other income taxes	108	1,555
Change in operating assets and liabilities, net of acquisitions
Accounts receivable	3,606	(10,607)
Prepaid and other assets	(2,420)	17,399
Accounts payable	(17,258)	23,129
Deferred revenue	526	2,191
Income tax payable	5,933	83
Other accrued liabilities	(7,467)	(7,729)

Net cash provided by operating activities	1,742	54,591

INVESTING ACTIVITIES
Purchases of investments	(11,675)	(2,122)
Sales of investments	12,250	10,000
Cash paid for acquisitions, net of cash received	(333)	(3,017)
Purchases of equipment and capitalized software	(3,553)	(6,894)

Net cash used in investing activities	(3,311)	(2,033)

FINANCING ACTIVITIES
Cash paid for convertible senior notes	—	(186,660)
Exercise of stock options	486	943
Repurchase of restricted stock to satisfy tax withholding obligation	(2,896)	(436)
Excess tax benefits from stock-based compensation	442	96

Net cash used in financing activities	(1,968)	(186,057)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(10,242)	(8,973)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(13,779)	(142,472)
CASH AND CASH EQUIVALENTS, beginning of period	392,704	490,335

CASH AND CASH EQUIVALENTS, end of period	$378,925	$347,863

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest on convertible senior notes	$55	$1,219

Cash paid for income taxes	$1,763	$4,947

See accompanying notes to condensed consolidated financial statements.

1. BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which in our opinion are necessary to fairly state our consolidated financial position, results of operations and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2010, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2010. The December 31, 2009, balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles (GAAP) in the United States.
Summary of Significant Accounting Policies
A detailed description of our significant accounting policies can be found in our most recent Annual Report filed on Form 10-K for the fiscal year ended December 31, 2009.
Software Development
Costs to develop software for internal use are required to be capitalized and amortized over the estimated useful life of the software. For the three months ended March 31, 2010 and 2009, we capitalized $1.0 million and $5.6 million related to software development, respectively. This capitalization is primarily related to the development of our new enterprise resource planning (ERP) system, new data management and reporting infrastructure. We expect these investments to drive long-term operational efficiencies across the organization and provide further competitive differentiation.
Comprehensive Income
Comprehensive income includes revenues, expenses, and gains and losses that are excluded from net earnings under GAAP. Items of comprehensive income are unrealized gains and losses on short-term investments and foreign currency translation adjustments which are added to net income to compute comprehensive income. Comprehensive income is net of income tax benefit or expense.
The components of comprehensive income / (loss) are (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Net Income	$6,967	$13,320
Other comprehensive income/(loss):
Unrealized foreign exchange gain/(loss) on the revaluation of investments in foreign subsidiaries	(15,334)	(15,336)
Reduction in temporary impairment of auction rate securities	52	5,754
Unrealized gain/(loss) on investments	56	(7)
Tax expense	(40)	(2,115)

Other comprehensive income/(loss)	(15,266)	(11,704)

Comprehensive income/(loss)	$(8,299)	$1,616

Foreign Currency
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

We are exposed to market risk from changes in foreign currency exchange rates. Our primary risk is the effect of foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating sales and expenses. During the first quarter 2010, these exposures were mitigated by the use of foreign exchange forward contracts with maturities of approximately one week. Our derivatives are not designated as hedges and are adjusted to fair value through income each period. The principal exposures mitigated were euro and pound sterling currencies. For the three months ended March 31, 2009, derivative exposures were immaterial. The notional amounts held and the underlying gain/loss were determined to be immaterial when compared to our overall cash and cash equivalents and the net income reported for the respective periods. We had no open foreign exchange forward contracts outstanding as of March 31, 2010.
Our foreign currency contracts contain credit risk to the extent that our bank counterparties may be unable to meet the terms of the agreements. We minimize such risk by limiting our counterparties to major financial institutions of high credit quality.
Recent Accounting Pronouncements
Accounting Standards Update (ASU) 2009-13 — Multiple-Deliverable Revenue Arrangements: In October 2009, the Financial Accounting Standards Board (FASB) issued ASU 2009-13. This update provides amendments to Accounting Standards Codification (ASC) Topic 605 — Revenue Recognition that enables vendors to account for products or services (deliverables) separately rather than as a combined unit. The amendments eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The amendments also require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. Additionally, disclosures related to multiple-deliverable revenue arrangements have also been expanded. The provisions will be effective for fiscal years beginning on or after June 15, 2010 and we will adopt in the first quarter of 2011. We are currently evaluating the impact of ASU 2009-13.
ASU 2010-06 — Improving Disclosures about Fair Value Measurements: In January 2010, the FASB issued ASU 2010-06. This update provides amendments to ASC Topic 820 — Fair Value Measurements and Disclosures that requires additional disclosures about transfers into and out of Levels 1 and 2 in the fair value hierarchy and additional disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements. Additionally, it clarifies existing fair value disclosures about the level of disaggregation of inputs and valuation techniques used to measure fair value. We have adopted the new disclosure requirements in ASU 2010-06 for the period ended March 31, 2010.
ASU 2010-09 — Amendments to Certain Recognition and Disclosure Requirements: In February 2010, the FASB issued ASU 2010-09. This amendment to ASC Topic 855 — Subsequent Events removes the requirement for an SEC filer to disclose the date in which subsequent events are evaluated. This includes both issued and revised financial statements. We have adopted the new disclosure requirements in ASU 2010-09 for the period ended March 31, 2010.
ASC 810 — Consolidation of Variable Interest Entities: In June 2009, FASB issued additional guidance related to ASC Topic No. 810, “Consolidation” (ASC 810). ASC 810 requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This guidance requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. We have adopted the additional guidance for the period ended March 31, 2010, and it did not have a material impact on our Condensed Consolidated Financial Statements.
We have determined that all other recently issued accounting standards will not have a material impact on our Consolidated Financial Statements, or do not apply to our operations.
2. NET INCOME PER SHARE
Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is calculated by dividing net income, adjusted to exclude interest expense and financing cost amortization related to potentially dilutive securities, by the weighted average number of common shares related to potentially dilutive securities outstanding during the period, plus any additional common shares that would have been outstanding if potentially dilutive common shares had been issued during the period.

The following table summarizes the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2010	2009
Earnings per share — basic
Net income — basic	$6,967	$13,320
Weighted average shares outstanding — basic	37,416	36,706

Earnings per share — basic	$0.19	$0.36

Earnings per share — diluted
Net income — basic	$6,967	$13,320
Exclude: Interest expense and amortized financing
cost of convertible senior notes, net of tax benefit	21	21

Net income — diluted	$6,988	$13,341

Weighted average shares outstanding — basic	37,416	36,706
Dilutive impact of non-vested stock and options outstanding	604	321
Dilutive impact of convertible senior notes	200	200

Weighted average shares outstanding — diluted	38,220	37,227

Net income per share — diluted	$0.18	$0.36

Options to purchase 1,597,623 and 1,849,328 shares for the three months ended March 31, 2010 and 2009, respectively, were not included in the computation of diluted earnings per share, because their effect on diluted earnings per share would have been anti-dilutive.
The unissued shares underlying contingent convertible notes are treated as if such shares were issued and outstanding for the purposes of calculating GAAP diluted earnings per share beginning with the issuance of our 1.25% convertible senior notes on June 1, 2004. The impact of the convertible note repurchase was anti-dilutive for the three months ended March 31, 2009, and has been excluded from the computation of diluted earnings per share as a result.
3. FAIR VALUE MEASUREMENTS
Financial assets and liabilities that are measured and reported at fair value at each reporting period are classified and disclosed in one of the following three categories:
Level 1 —	Observable inputs such as quoted prices in active markets;
Level 2 —	Other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly, including:
•	Quoted prices for similar assets or liabilities in active markets;

•	Quoted prices for identical or similar assets in non-active markets;

•	Inputs other than quoted prices that are observable for assets or liabilities; and

•	Inputs that are derived principally from or corroborated by other observable market data.
Level 3 —	Unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimate of market participant assumptions.
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the assets or liability. The Company’s policy is to recognize transfers between levels at the end of the quarter.
The following table sets forth by level within the fair value hierarchy, our financial assets that were accounted for at fair value on a recurring basis at March 31, 2010 (in thousands), according to the valuation techniques we used to determine their fair values:

	Fair Value Measurements
	As of March 31, 2010
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$378,925	$378,925	$—	$—
Certificates of Deposit	1,998	1,998
U.S. government sponsored entities	2,005	2,005	—	—
Corporate Bonds	11,165	11,165	—	—
Student loan bonds	92,353	—	—	92,353

Total assets measured at fair value	$486,446	$394,093	$—	$92,353

The following table is a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3 inputs) (in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	Short-term	Long-term
	Investments	Investments	Total
Balance as of December 31, 2008	$—	$93,213	$93,213
Total gains or losses (realized/unrealized)
included in other comprehensive income	—	9,988	9,988
Purchases	—	—	—
Issuances	—	—	—
Settlements	—	(10,400)	(10,400)
Transfers in and/or out of Level 3	—	—	—

Balance as of December 31, 2009	—	92,801	92,801
Total gains or losses (realized/unrealized)
included in other comprehensive income	—	52	52
Purchases	—	—	—
Issuances	—	—	—
Settlements	—	(500)	(500)
Transfers in and/or out of Level 3	—	—	—

Balance as of March 31, 2010	$—	$92,353	$92,353

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
Certificates of Deposit. Consist of time deposit accounts with original maturities of less than one year and various yields. The carrying amount approximates fair value and is classified as Level 1.
U.S government sponsored entities. Consist of Federal Farm Credit Bank and Federal Home Loan Bank investment grade bonds that trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. The fair value of these bonds was measured using quoted market prices and is classified as Level 1. The contractual maturity of these investments is within one year.
Corporate Bonds. Consist of investment grade corporate bonds that trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. The fair value of these bonds was measured using quoted market prices and is classified as Level 1. The contractual maturity of these investments is within two years.
Auction Rate Securities (Student loan bonds in table). As of March 31, 2010, we held $98.6 million of auction rate securities (ARS) at par value which we have recorded at a $92.4 million fair value; all of the ARS are AAA/Aaa rated and 105%-115% over collateralized by student loans guaranteed by the U.S. government with the exception of one security which is rated AAA/A3 and one security which is rated AAA/Aa1. All the securities are 100% guaranteed by the Department of Education or the Federal Family Education Loan Program (FFELP) with the exception of two securities which are 82.5% and 99% guaranteed by FFELP. Almost all of these securities continue to fail at auction due to continued illiquid market conditions.
Due to the illiquid market conditions, the Company determined a market value discount was required in calendar year 2008 and recorded a temporary fair value reduction of $16.3 million (14.9% of par value) to “Accumulated other comprehensive income”. Since 2008, we have successfully liquidated $10.9 million of our ARS at par ($0.5 million in the first quarter of 2010). As of March 31, 2010, the adjusted market value discount on the remaining ARS was $6.2 million (6.3% of par value). This fair value adjustment is recorded in our balance sheet under “Accumulated other comprehensive income”.
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
The aggregate ARS portfolio is yielding 1.6% and we continue to receive 100% of the contractually required interest payments. We continue to believe that we will be able to liquidate at par over time. We do not intend to sell the investments prior to recovery of their amortized cost basis nor do we believe it is more likely than not we may be required to sell the investments prior to recovery of their amortized cost basis. Accordingly, we treated the fair value decline as temporary. We anticipate we will have sufficient cash flow from operations to execute our business strategy and fund our operational needs. We believe that capital markets are also available if we need to finance other investing alternatives.
Based on the current illiquid market conditions, the Company classifies its ARS as Level 3 long-term investments until the Company has received a call or partial call on the securities. Upon receipt of a call or partial call, the Company classifies the securities subject to the call or partial call, as Level 1 short term investments. As of March 31, 2010 the fair value of the Company’s $98.6 million in ARS was classified as $92.4 million Level 3 long-term investments. Also as of March 31, 2010, the difference between fair value and par value of the ARS was $6.2 million, or 1.3% of total assets measured at fair value or 0.7% of total assets reported in our financial statements.
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
In the first quarter of 2010, we had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.
The carrying amount of accounts receivable and accounts payable approximates fair value because of the short maturity of these instruments.
The aggregate carrying value and fair value of the Company’s cost method equity investments at March 31, 2010, was $25.3 million. The Company acquired the majority of these investments in late 2009 and believes the entity valuations completed at acquisition continue to represent the fair value of the acquisitions.
As of March 31, 2010 and 2009, the fair value of our $8.8 million 1.25% fixed rate convertible senior notes was valued at $7.5 million and $5.3 million, respectively, based on the quoted fair market value of the debt.
4. INVESTMENTS

As of March 31, 2010, and December 31, 2009, our available-for-sale securities consisted of the following (in thousands):

		Unrealized Gain/(Loss)			Maturities/Reset Dates
		Less than 12 Greater than 12			Less than 12 Greater than 12
Balance, March 31, 2010	Cost	Months	Months	Fair Value	Months	Months

U.S. government sponsored entities	$1,999	$6	$—	$2,005	$—	$2,005
Corporate Bonds	11,108	57	—	11,165	5,169	5,996
Certificates of Deposit	1,998	—	—	1,998	1,998	—
Student loan bonds	98,600	—	(6,247)	92,353	—	92,353

Total available-for-sale securities	$113,705	$63	$(6,247)	$107,521	$7,167	$100,354

Balance, December 31, 2009
U.S. government sponsored entities	$3,999	$(2)	$—	$3,997	$1,993	$2,004
Corporate Bonds	11,221	10	—	11,231	3,112	8,119
Student loan bonds	99,100	—	(6,299)	92,801	—	92,801

Total available-for-sale securities	$114,320	$8	$(6,299)	$108,029	$5,105	$102,924

Realized gains or losses on investments are recorded in our statement of income within “Other expense, net”. In the three months ended March 31, 2010, the Company’s proceeds on sales of investment equaled par value. In the three months ended March 31, 2010, the Company reclassified from “Accumulated other comprehensive income” to earnings $0.1 million related to securities settled within the year. Realized losses on sales of investments were immaterial in the three months ended March 31, 2010, and 2009.
5. BUSINESS COMBINATIONS, GOODWILL AND INTANGIBLE ASSETS
Business Combinations
Acquisitions completed in 2010
See subsequent events, Note 10.
Acquisitions completed in 2009
No acquisitions in 2009.
Future Earn-outs
As of March 31, 2010, there were estimated future earn-outs of $1.6 million in accrued acquisition liabilities. Any of the estimated maximum potential future earn-out beyond the $1.6 million accrual will result in additional goodwill.
6. STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation expense related to employee stock options, awards and employee stock purchases recognized (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Costs and expenses
Direct cost of services	$138	$169
Network and infrastructure	198	113
Sales and marketing	1,373	1,517
Product research and development	725	456
General and administrative	2,042	1,456

Stock-based compensation included in costs and expenses	$4,476	$3,711

7. INCOME TAXES
For the three months ended March 31, 2010 and 2009, our tax expense was $2.7 million and $4.2 million, respectively. For the three months ended March 31, 2010, our tax expense consisted of approximately $2.2 million of U.S. tax expense and $0.5 million of foreign tax expense. For the three months ended March 31, 2010 and 2009, the tax rate was 28.0% and 24.1%, respectively.

As of March 31, 2010, we had $7.1 million of unrecognized tax benefits, excluding related interest. All of these unrecognized tax benefits would affect our effective tax rate if recognized. Gross unrecognized tax benefits increased by $0.5 million during the quarter for items identified during the quarter. As of March 31, 2010, we had approximately $1.0 million of accrued interest related to uncertain tax positions.
There is uncertainty of future realization of a portion of the deferred tax assets resulting from acquired tax loss carryforwards. Therefore a valuation allowance was recorded against the tax effect of such tax loss carryforwards. At March 31, 2010, the Company has a valuation allowance on approximately $0.9 million of deferred tax assets as we believe it is more likely than not that these deferred tax assets will not be realized.
Due to the potential resolution of examinations currently being performed by taxing authorities and the expiration of various statutes of limitation, it is reasonably possible that the balance of our gross unrecognized tax benefits may change within the next twelve months by a range of zero to $1.7 million.
8. CONTINGENCIES
Litigation
DDR Holdings, LLC (DDR Holdings) has brought a claim against us and several other defendants regarding U.S. Patents No. 6,629,135 (the “‘135 patent”) and 6,993,572 (the “‘572 patent”), which are owned by DDR Holdings. These patents claim e-commerce outsourcing systems and methods relating to the provision of outsourced e-commerce support pages having a common look and feel with a host’s website. The case was filed in the U.S. District Court for the Eastern District of Texas on January 31, 2006. The complaint seeks injunctive relief, declaratory relief, damages and attorneys’ fees. We have denied infringement of any valid claim of the patents-in-suit, and have asserted counter-claims which seek a judicial declaration that the patents are invalid and not infringed. In September 2006, DDR Holdings filed an application for reexamination of its patents based upon the prior art produced by us and the other defendants in the case. As part of that application, DDR Holdings asserted that this prior art raised a substantial question as to the patentability of the inventions claimed in the patents. In December 2006, the Court stayed the litigation pending a decision on the reexamination application. In February 2007, the U.S. Patent and Trademark Office ordered reexamination of DDR Holdings’ patents. On January 5, 2009, the U.S. Patent and Trademark Office issued a final office action rejecting the claims in the ‘135 patent which were subject to reexamination. On January 14, 2009, the U.S. Patent and Trademark office issued a final office action rejecting all but two of the claims in the ’572 patent which were subject to reexamination. On April 16, 2010, the Board of Patent Appeals and Interferences reversed the decision of the Examiner to reject the claims in the ‘135 patent and the ‘572 patent which were subject to reexamination. Should the stay of litigation be lifted, we intend to vigorously defend ourselves in this matter.
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
Third parties have from time-to-time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We have been notified of several potential patent disputes, and expect that we will increasingly be subject to patent infringement claims as our services expand in scope and complexity. We have in the past been forced to litigate such claims. We may also become more vulnerable to third-party claims as laws, such as the Digital Millennium Copyright Act, the Lanham Act and the Communications Decency Act are interpreted by the courts and as we expand geographically into jurisdictions where the underlying laws with respect to the potential liability of online intermediaries like ourselves are either unclear or less favorable. These claims, whether meritorious or not, could be time consuming and costly to resolve, cause service upgrade delays, require expensive changes in our methods of doing business, or could require us to enter into costly royalty or licensing agreements. .
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
We incurred interest expense of $0.03 million in the three months ended March 31, 2010, and made interest payments of $0.1 million. We incurred interest expense of $5.2 million in the first three months ended March 31, 2009, which included the write-off of $5.2 million in debt financing costs related to the Convertible Senior Note repurchase in January 2009, and made interest payments of $1.2 million.
10. SUBSEQUENT EVENTS
On April 29, 2010, we entered an agreement to acquire all of the capital stock of fatfoogoo, AG, a privately held company based in Vienna, Austria, for $7.0 million in cash. The agreement provides us with the opportunity to offer game publishers and developers a single e-commerce connection for managing their online product sales both in-store and in-game. The purchase agreement provides fatfoogoo shareholders with an earn-out opportunity based on achieving certain earnings targets during the first two years subsequent to the acquisition. Prior to this acquisition, we held a 19% investment in fatfoogoo; this investment was recorded using the cost method in our financial statements.
On April 29, 2010, we announced a workforce reduction and other restructurings that are anticipated to result in a second quarter charge of approximately $2 million and third quarter charge of $1 million to $3 million.
11. RESTATEMENT OF FIRST QUARTER 2009 FINANCIALS
The Company reported net income of $16.6 million, or $0.45 per diluted share for the quarter ended March 31, 2009, in its first quarter 2009 Form 10-Q filed on May 8, 2009. In performing its detailed review of the financial statements and notes at year end 2009, management identified an additional adjustment associated with its January 2, 2009, convertible note repurchase. Management determined that a $5.2 million non-cash expense for debt financing costs ($3.3 million net of tax) was incorrectly charged to additional paid-in capital in the first quarter 2009 and should have been expensed to “other income (expense), net”. The impact of the note repurchase on diluted earnings per share was anti-dilutive and has been excluded as a result. The restated results decrease our reported net income for the three months ended March 31, 2009, by $3.3 million or $0.09 per diluted share. The write-off of the debt financing costs was correctly reported in our 2009 Form 10-K filed on February 23, 2010. The following condensed consolidated statements of income and cash flow for the three months ended March 31, 2009, and balance sheet as of March 31, 2009, outline the impact of the restatement on our financial statements as originally filed on May 8, 2009, to this report on Form 10-Q.
DIGITAL RIVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data; unaudited)

	Three Months Ended
	March 31, 2009
	As Previously	Adjust-
	Reported	ments	As Restated

Revenue	$102,931	$—	$102,931
Costs and expenses (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	3,942	—	3,942
Network and infrastructure	10,313	—	10,313
Sales and marketing	38,447	—	38,447
Product research and development	12,335	—	12,335
General and administrative	9,129	—	9,129
Depreciation and amortization	3,844	—	3,844
Amortization of acquisition-related intangibles	2,003	—	2,003

Total costs and expenses	80,013	—	80,013

Income from operations	22,918	—	22,918
Interest Income	1,189	—	1,189
Other expense, net	(1,348)	(5,208)	(6,556)

Income before income tax expense	22,759	(5,208)	17,551
Income tax expense	6,168	(1,937)	4,231

Net income	$16,591	$(3,271)	$13,320

Net income per share — basic	$0.45	$(0.09)	$0.36

Net income per share — diluted	$0.45	$(0.09)	$0.36

Shares used in per-share calculation — basic	36,706	36,706	36,706

Shares used in per-share calculation — diluted	37,227	37,227	37,227

DIGITAL RIVER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, unaudited)

	March 31, 2009
	As Previously	Adjust-
	Reported	ments	As Restated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$347,863	$—	$347,863
Short-term investments	7,000	—	7,000
Accounts receivable, net of allowance	61,411	—	61,411
Deferred income taxes	7,606	—	7,606
Prepaid expenses and other	19,299	—	19,299

Total current assets	443,179	—	443,179

Property and equipment, net	44,417	—	44,417
Goodwill	264,643	—	264,643
Intangible assets, net of accumulated amortization	29,380	—	29,380
Long-term investments	91,967	—	91,967
Deferred income taxes	22,686	—	22,686
Other assets	744	—	744

TOTAL ASSETS	$897,016	$—	$897,016

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$202,603	$—	$202,603
Accrued payroll	11,979	—	11,979
Deferred revenue	15,530	—	15,530
Accrued acquisition costs	255	—	255
Other accrued liabilities	36,845	(1,937)	34,908

Total current liabilities	267,212	(1,937)	265,275

NON-CURRENT LIABILITIES:
Convertible senior notes	8,805	—	8,805
Other liabilities	15,612	—	15,612

Total non-current liabilities	24,417	—	24,417

TOTAL LIABILITIES	291,629	(1,937)	289,692

STOCKHOLDERS’ EQUITY:
Preferred Stock	—	—	—
Common Stock	444	—	444
Treasury stock at cost	(216,600)	—	(216,600)
Additional paid-in capital	622,630	5,208	627,838
Retained earnings	205,687	(3,271)	202,416
Accumulated other comprehensive income	(6,774)	—	(6,774)

Total stockholders’ equity	605,387	1,937	607,324

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$897,016	$—	$897,016

DIGITAL RIVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Three Months Ended
	March 31, 2009
	As Previously	Adjust-
	Reported	ments	As Restated

OPERATING ACTIVITIES:
Net income	$16,591	$(3,271)	$13,320
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of acquisition-related intangibles	2,003	—	2,003
Change in accounts receivable allowance, net of acquisitions	580	—	580
Depreciation and amortization	3,844	—	3,844
Debt financing costs — write-off	—	5,208	5,208
Stock-based compensation expense related to stock-based
compensation plans	3,711	—	3,711
Excess tax benefits from stock-based compensation	(96)	—	(96)
Deferred income taxes and other	1,555	—	1,555
Change in operating assets and liabilities, net of acquisitions
Accounts receivable	(10,607)	—	(10,607)
Prepaid and other assets	17,399	—	17,399
Accounts payable	23,129	—	23,129
Deferred revenue	2,191	—	2,191
Income tax payable	2,020	(1,937)	83
Accrued payroll and other accrued liabilities	(7,729)	—	(7,729)

Net cash provided by operating activities	54,591	—	54,591

INVESTING ACTIVITIES:
Purchases of investments	(2,122)	—	(2,122)
Sales of investments	10,000	—	10,000
Cash paid for acquisitions, net of cash received	(3,017)	—	(3,017)
Purchases of equipment and capitalized software	(6,894)	—	(6,894)

Net cash used in investing activities	(2,033)	—	(2,033)

FINANCING ACTIVITIES:
Cash paid for convertible senior notes	(186,660)	—	(186,660)
Exercise of stock options	943	—	943
Repurchase of restricted stock to satisfy tax withholding obligation	(436)	—	(436)
Excess tax benefits from stock-based compensation	96	—	96

Net cash used in financing activities	(186,057)	—	(186,057)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(8,973)	—	(8,973)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(142,472)	—	(142,472)
CASH AND CASH EQUIVALENTS, beginning of period	490,335	—	490,335

CASH AND CASH EQUIVALENTS, end of period	$347,863	$—	$347,863

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion in this Quarterly Report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Additional factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section entitled “Risk Factors,” included in Item 1A of Part II of this Quarterly Report and Item 1A of Part 1 of the Form 10-K for the period ended December 31, 2009. When used in this document, the words “believes,” “expects,” “anticipates,” “intends,” “plans,” and similar expressions, are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. We have no obligation to update the matters set forth herein, whether as a result of new information, future events or otherwise.
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
Our clients include many of the largest software, consumer electronics, computer and video game companies, including Absolute Software Corporation, Adobe Systems, Inc., Aspyr Media, Inc., Autodesk, Inc., Canon Europa N.V., Computer Associates, Cyber Patrol, LLC, Eastman Kodak Company, Electronic Arts, Inc., Microsoft Corporation, Nuance Communications, Inc., SanDisk Corporation, Smith Micro Software, Inc., Symantec Corporation, and Trend Micro, Inc.
As announced on October 12, 2009, Symantec Corporation has informed us that it has elected not to renew its e-commerce agreement with us, which will result in the termination of the e-commerce agreement on June 30, 2010. We expect a material decrease in revenue and operating income as a result of Symantec’s decision not to renew its e-commerce agreement with us as Symantec migrates its stores from our e-commerce infrastructure to their internally developed e-commerce platform. We recorded $17.2 million in overall revenues from the Symantec contract in the first quarter 2010. As a result of the termination of the Symantec e-commerce agreement on June 30, 2010, we are expecting only transition related business from this client in the second half of 2010. Our intention is to moderate the impact on our consolidated financial results of the expected reduction in revenue through acquisition of new clients, organic growth within existing clients, new product and service introductions, cost-saving initiatives and acquisition activities. Unless we generate sufficient new business to offset the loss of Symantec’s business, our 2009 financial results will be difficult to duplicate in 2010.
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
Results of Operations
The following table sets forth certain items from our condensed consolidated statements of income as a percentage of total revenue for the periods indicated:

	Three Months Ended
	March 31,
	2010	2009 (1)
Revenue	100.0%	100.0%

Costs and expenses (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	4.7	3.8
Network and infrastructure	11.6	10.0
Sales and marketing	41.6	37.4
Product research and development	15.9	12.0
General and administrative	10.9	8.9
Depreciation and amortization	5.6	3.7
Amortization of acquisition-related costs	1.5	1.9

Total costs and expenses	91.8	77.7

Income from operations	8.2	22.3
Interest Income	0.8	1.1
Other income (expense), net	0.8	(6.4)

Income before income tax expense	9.8	17.0
Income tax expense	2.7	4.1

Net income	7.1%	12.9%

(1)     See Note 11 to the Consolidated Financial Statements in Part I, Item 1.
REVENUE. Our revenue was $98.7 million for the three months ended March 31, 2010 compared to $102.9 million for the same period in the prior year, a decrease of $4.2 million or 4.1%. The revenue decreases were attributed to a decline in Symantec revenue by $15.8 million as a result of Symantec diverting traffic to their in-house solution. Excluding Symantec, revenue increased 17% over the same period in the prior year. The increase is attributed to increased traffic, growth in the number of consumer electronic clients, growth in our digital software business and expanded strategic marketing activities with a larger number of clients. The revenue increases were also partially driven by foreign currency impact year over year.
International e-commerce sales were approximately 46.3% of total sales in the three month period ended March 31, 2010, compared to 36.0% in the same period of the prior year. The increase in international revenue was primarily driven by foreign currency exchange rate fluctuations and increased international sales by key U.S. clients.
Sales of products for Symantec accounted for approximately 14.3% of our revenue in the period ended March 31, 2010, compared to 23.8% in the same period of the prior year. In addition, revenues derived from proprietary Digital River services sold to Symantec consumers and dealer network sales of Symantec products amounted to approximately 3.2% of our total revenue in the three months ended March 31, 2010, compared to 8.3% in the same period of the prior year.

DIRECT COST OF SERVICES. Direct cost of services primarily includes costs related to personnel, product fulfillment, backup CD production and delivery solutions and certain client-specific costs. Direct cost of service expenses increased to $4.6 million for the three months ended March 31, 2010, compared to $3.9 million for the same period in the prior year. The increase was primarily attributable to higher CD production and delivery costs.
As a percentage of revenue, direct cost of services were 4.7% for the three months ended March 31, 2010, compared to 3.8% in the same period of the prior year.
NETWORK AND INFRASTRUCTURE. Our network and infrastructure expenses primarily include personnel related expenses, costs to operate and maintain our technology platforms, customer service, data communication and data center operations. Network and infrastructure expenses were $11.4 million and $10.3 million for the three months ended March 31, 2010 and 2009, respectively. The increase was mainly due to increased software license expense, data communication expenses and higher client website traffic as a result of various marketing campaigns and client product launches.
As a percentage of revenue, network and infrastructure expenses were 11.6% for the three months ended March 31, 2010, compared to 10.0% in the same period of the prior year.
SALES AND MARKETING. Our sales and marketing expenses include credit card transaction and other payment processing fees, personnel and related costs, advertising, promotional and product marketing expenses, credit card chargebacks and bad debt expense. Sales and marketing expenses were $41.1 million for the three months ended March 31, 2010 from $38.4 million for the same period in the prior year. The increase in sales and marketing was related to higher marketing and advertising costs due to new or expanded client paid search marketing programs.
As a percentage of revenue, sales and marketing expenses were 41.6% in the three months ended March 31, 2010, compared to 37.4% in the same period in the prior year.
PRODUCT RESEARCH AND DEVELOPMENT. Our product research and development expenses include personnel and related expenses associated with developing, maintaining and enhancing our technology platforms and related systems. Product research and development expenses were $15.7 million for the three months ended March 31, 2010, compared to $12.3 million for the same period in the prior year. Lower capitalization of internal and consulting labor and higher research and development workforce related costs were incurred during the three month period ended March 31, 2010 as compared to the same period of the prior year. These costs support the increased investment in technologies used to strengthen our leadership position in software and unlock opportunities in markets such as consumer electronics, games, subscriptions, and business-to-business software. These investments advance global system scalability, our e-marketing capabilities, data management and client reporting.
As a percentage of revenue, product research and development expenses were 15.9% in the three months ended March 31, 2010, compared to 12.0% for the same periods in the prior year.
GENERAL AND ADMINISTRATIVE. Our general and administrative expenses primarily include executive, accounting and administrative personnel and related expenses, professional fees for legal, tax and audit services, bank fees and insurance. General and administrative expenses were $10.8 million, respectively, for the three months ended March 31, 2010, compared to $9.1 million for the same period in the prior year. The increase in general and administrative costs for the three months ended March 31, 2010, compared to the same period in 2009 was mainly due to higher stock compensation expense.
As a percentage of revenue, general and administrative expenses were 10.9% for the three months ended March 31, 2010, compared to 8.9% for the same period of the prior year.
DEPRECIATION AND AMORTIZATION. Our depreciation and amortization expenses include the depreciation of computer equipment, office furniture, the amortization of purchased and internally developed software, leasehold improvements and debt financing costs. Computer equipment, software and furniture are depreciated under the straight-line method using three to seven year lives and leasehold improvements are amortized over the shorter of the life of the asset or the remaining length of the lease. Depreciation and amortization expense was $5.5 million for the three months ended March 31, 2010, respectively, compared to $3.8 million for the same period in the prior year. The increased expense was primarily due to the amortization of our new enterprise resource planning system and a new data management and reporting infrastructure.

AMORTIZATION OF ACQUISITION-RELATED INTANGIBLES. Amortization of acquisition-related intangibles consisted primarily of the amortization of customer relationships, technology and trade names acquired in prior year acquisitions. Amortization of acquisition-related intangible assets was $1.5 million for the three months ended March 31, 2010, compared to $2.0 million for the same period in the prior year.
INTEREST INCOME. Our interest income represents the total of interest income on our cash, cash equivalents, short-term investments, certain long-term investments and interest received on tax refunds. Interest income was $0.8 million for the three months ended March 31, 2010, compared to $1.2 million for the same period in the prior year. Interest income declined due to significantly lower market yields on our portfolio.
OTHER INCOME (EXPENSE), NET. Our other income (expense), net line item includes the total of interest expense on our debt, foreign currency transaction gains and losses and asset disposal gains and losses. Interest expense was $0.03 million, for the three months ended March 31, 2010, compared to $5.2 million for the same period in the prior year. The decrease in other interest expense was due to the $5.2 million write-off of debt financing costs related to the retirement of the Notes in January 2009. Foreign currency re-measurement was a gain of $0.9 million for the three months ended March 31, 2010, compared to a loss of $1.3 million for the same period in the prior year. Gains and losses on asset disposals were immaterial for the three months ended March 31, 2010, and 2009.
INCOME TAXES. For the three months ended March 31, 2010 and 2009, our tax expense was $2.7 million and $4.2 million, respectively. For the three months ended March 31, 2010, our tax expense consisted of approximately $2.2 million of U.S. tax expense and $0.5 million of foreign tax expense. For the three months ended March 31, 2010 and 2009, the tax rate was 28.0% and 24.1%, respectively.
Off Balance Sheet Arrangements
None

Liquidity and Capital Resources
As of March 31, 2010, we had $378.9 million of cash and cash equivalents. Our primary source of internal liquidity is our operating activities. Net cash provided by operations for the three months ended March 31, 2010, of $1.7 million was primarily the result of net income adjusted for non-cash expenses and balance sheet changes such as a decrease in accounts payable. Net cash provided by operations for the three months ended March 31, 2009, of $54.6 million, was primarily the result of net income adjusted for non-cash expenses and balance sheet changes such as increases in accounts payable and prepaid and other assets offset by a decrease in accounts receivable.
Net cash used for investing activities for the three months ended March 31, 2010, was $3.3 million and was the result of net sales of investments of $0.6 million, cash paid for acquisitions net of cash received of $0.3 million, and purchases of equipment and capitalized software of $3.6 million. Net cash used for investing activities for the three months ended March 31, 2009 was $2.0 million and was the result of net sales of investments of $7.9 million, cash paid for acquisitions net of cash received of $3.0 million, and purchases of capital equipment and capitalized software of $6.9 million.
Net cash used for financing activities for the three months ended March 31, 2010, was $2.0 million. Proceeds of $0.5 million were provided by the sale of stock through the exercise of stock options, cash used in the repurchase of restricted stock to satisfy tax withholding obligation was $2.9 million and proceeds of $0.4 million were provided by the excess tax benefit from stock-based compensation. Net cash used for financing activities for the three months ended March 31, 2009, was $186.1 million. Cash paid for the Notes was $186.7 million, proceeds of $1.0 million were provided by the sale of stock through the exercise of stock options, and cash used in the repurchase of restricted stock to satisfy tax withholding obligation was $0.4 million.
As announced on October 12, 2009, Symantec Corporation has informed us that it has elected not to renew its e-commerce agreement with us, which will result in the termination of the e-commerce agreement on June 30, 2010. We expect a material decrease in revenue and operating income as a result of Symantec’s decision not to renew its e-commerce agreement with us as Symantec migrates its stores from our e-commerce infrastructure to their internally developed e-commerce platform. We recorded $17.2 million in overall revenues from the Symantec contract in the first quarter of 2010. As a result of the termination of the Symantec e-commerce agreement on June 30, 2010, we are expecting only transition related business from this client in the second half of 2010. Our intention is to moderate the impact on our consolidated financial results of the expected reduction in revenue through acquisition of new clients, organic growth within existing clients, new product and service introductions, cost-saving initiatives and acquisition activities. Unless we generate sufficient new business to offset the loss of Symantec’s business, our 2009 financial results will be difficult to duplicate in 2010.
As of March 31, 2010, we held $98.6 million of auction rate securities (ARS) at par value which we have recorded at a $92.4 million fair value; all of the ARS are AAA/Aaa rated and 105%-115% over collateralized by student loans guaranteed by the U.S. government with the exception of one security which is rated AAA/A3 and one security which is rated AAA/Aa1. All the securities are 100% guaranteed by the Department of Education or the Federal Family Education Loan Program (FFELP) with the exception of two securities which are 82.5% and 99% guaranteed by FFELP. Almost all of these securities continue to fail at auction due to continued illiquid market conditions.
Due to the illiquid market conditions, the Company determined a market value discount was required in calendar year 2008 and recorded a temporary fair value reduction of $16.3 million (14.9% of par value) to “Accumulated other comprehensive income”. Since 2008, we have successfully liquidated $10.9 million of our ARS at par ($0.5 million in the first quarter of 2010). As of March 31, 2010, the adjusted market value discount on the remaining ARS was $6.2 million (6.3% of par value). This fair value adjustment is recorded in our balance sheet under “Accumulated other comprehensive income”.
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

The aggregate ARS portfolio is yielding 1.6% and we continue to receive 100% of the contractually required interest payments. We continue to believe that we will be able to liquidate at par over time. We do not intend to sell the investments prior to recovery of their amortized cost basis nor do we believe it is more likely than not we may be required to sell the investments prior to recovery of their amortized cost basis. Accordingly, we treated the fair value decline as temporary. We anticipate we will have sufficient cash flow from operations to execute our business strategy and fund our operational needs. We believe that capital markets are also available if we need to finance other investing alternatives.
Based on the current illiquid market conditions, the Company classifies its ARS as Level 3 long-term investments until the Company has received a call or partial call on the securities. Upon receipt of a call or partial call, the Company classifies the securities subject to the call or partial call, as Level 1 short term investments. As of March 31, 2010 the fair value of the Company’s $98.6 million in ARS was classified as $92.4 million Level 3 long-term investments. Also as of March 31, 2010, the difference between fair value and par value of the ARS was $6.2 million, or 1.3% of total assets measured at fair value or 0.7% of total assets reported in our financial statements.
Application of Critical Accounting Policies
Critical Accounting Estimates and Policies
A detailed description of our critical accounting policies can be found in our most recent Annual Report on Form 10-K for the year ended December 31, 2009.
Recent Accounting Pronouncements
Accounting Standards Update (ASU) 2009-13 — Multiple-Deliverable Revenue Arrangements: In October 2009, the Financial Accounting Standards Board (FASB) issued ASU 2009-13. This update provides amendments to Accounting Standards Codification (ASC) Topic 605 — Revenue Recognition that enables vendors to account for products or services (deliverables) separately rather than as a combined unit. The amendments eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The amendments also require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. Additionally, disclosures related to multiple-deliverable revenue arrangements have also been expanded. The provisions will be effective for fiscal years beginning on or after June 15, 2010 and we will adopt in the First quarter of 2011. We are currently evaluating the impact of ASU 2009-13.
ASU 2010-06 — Improving Disclosures about Fair Value Measurements: In January 2010, the FASB issued ASU 2010-06. This update provides amendments to ASC Topic 820 — Fair Value Measurements and Disclosures that requires additional disclosures about transfers into and out of Levels 1 and 2 in the fair value hierarchy and additional disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements. Additionally, it clarifies existing fair value disclosures about the level of disaggregation of inputs and valuation techniques used to measure fair value. We have adopted the new disclosure requirements in ASU 2010-06 for the period ended March 31, 2010.
ASU 2010-09 — Amendments to Certain Recognition and Disclosure Requirements: In February 2010, the FASB issued ASU 2010-09. This amendment to ASC Topic 855 — Subsequent Events removes the requirement for an SEC filer to disclose the date in which subsequent events are evaluated. This includes both issued and revised financial statements. We have adopted the new disclosure requirements in ASU 2010-09 for the period ended March 31, 2010.
ASC 810 — Consolidation of Variable Interest Entities: In June 2009, FASB issued additional guidance related to ASC Topic No. 810, “Consolidation” (ASC 810). ASC 810 requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This guidance requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. We have adopted the additional guidance for the period ending March 31, 2010, and it did not have a material impact on our Condensed Consolidated Financial Statements.
We have determined that all other recently issued accounting standards will not have a material impact on our Consolidated Financial Statements, or do not apply to our operations.

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
At March 31, 2010, we had long-term debt of $8.8 million associated with our Notes. The market value of our long-term debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.
Foreign Currency Risk
Growth in our international operations will incrementally increase our exposure to foreign currency fluctuations as well as other risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures and other regulations and restrictions.
Foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies result in gains and losses that are reflected in our Consolidated Statements of Income. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency-denominated transactions will result in increased net revenues and operating expenses. Conversely, our net revenues and operating expenses will decrease when the U.S. dollar strengthens against foreign currencies.
Transaction Exposure
The Company enters into short-term foreign currency forward contracts to offset the foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in current earnings in “Other expense, net”. Foreign currency transaction gains and losses were a gain of $0.9 million and a loss of $1.3 million in the three months ended March 31, 2010, and 2009, respectively.
Translation Exposure
Foreign exchange rate fluctuations may adversely impact our consolidated financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. These gains or losses are recognized as an adjustment to stockholders’ equity which is reflected in our balance sheet under “Accumulated other comprehensive income”.
Other Market Risks
Investments in Auction Rate Securities
At March 31, 2010, we held approximately $98.6 million of ARS at par. In light of current conditions in the ARS market as described in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Quarterly Report on Form 10-Q, we may incur temporary unrealized losses, or other-than-temporary realized losses, in the future if market conditions persist and we are unable to recover the investment principal in our ARS.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a — 15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2010. The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation of our disclosure controls and procedures as of March 31, 2010, our Chief Executive officer and our Chief Financial Officer concluded that as of that date, our disclosure controls were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
We are in the process of converting to a new enterprise resource planning (ERP) system. Implementation of the new ERP system is scheduled to occur in phases. During the quarter ended March 31, 2010, no new phases of the new ERP system were implemented. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a — 15(f) and 15d — 15(f) under the Exchange Act) during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We have provided information about legal proceedings in which we are involved in Note 8 to the Consolidated Financial Statements in Part I, Item 1.

Item 1A.	Risk Factors
As of the date of this filing, there have been no material changes from the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Date: May 4, 2010	DIGITAL RIVER, INC.
	By:	/s/ Thomas M. Donnelly
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