Form 10-Q
period 2010-06-30
DIGITAL RIVER INC /DE
filed 2010-08-05
CIK 1062530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010
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
The number of shares of common stock outstanding at July 1, 2010 was 39,639,543 shares.

DIGITAL RIVER, INC.
Form 10-Q
Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DIGITAL RIVER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited)
	June 30,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$311,787	$392,704
Short-term investments	36,739	15,228
Accounts receivable, net of allowance of $3,924 and $2,222	37,603	50,657
Deferred income taxes	9,895	9,901
Prepaid expenses and other	12,500	14,899

Total current assets	408,524	483,389

Property and equipment, net	52,438	54,343
Goodwill	264,340	279,538
Intangible assets, net of accumulated amortization of $74,341 and $74,158	26,724	25,605
Long-term investments	105,526	119,581
Deferred income taxes	22,600	22,416
Other assets	766	770

TOTAL ASSETS	$880,918	$985,642

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$131,557	$192,301
Accrued payroll	12,149	16,131
Deferred revenue	16,909	17,879
Accrued acquisition liabilities	615	2,001
Other accrued liabilities	27,052	38,801

Total current liabilities	188,282	267,113

NON-CURRENT LIABILITIES:
Convertible senior notes	8,805	8,805
Other liabilities	17,954	15,505

Total non-current liabilities	26,759	24,310

TOTAL LIABILITIES	215,041	291,423

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $.01 par value; 120,000,000 shares authorized; 45,986,731 and 44,917,986 shares issued	460	449
Treasury stock at cost; 6,347,188 and 6,238,166 shares	(219,999)	(216,880)
Additional paid-in capital	665,773	653,956
Retained earnings	243,354	238,867
Accumulated other comprehensive income (loss)	(23,711)	17,827

Total stockholders’ equity	665,877	694,219

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$880,918	$985,642

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data; unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue	$81,832	$96,564	$180,558	$199,495
Costs and expenses (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	4,356	3,951	8,993	7,893
Network and infrastructure	12,118	10,963	23,550	21,276
Sales and marketing	36,159	39,189	77,209	77,636
Product research and development	16,221	13,136	31,910	25,471
General and administrative	10,766	9,832	21,595	18,961
Depreciation and amortization	6,095	4,629	11,576	8,473
Amortization of acquisition-related intangibles	1,612	1,916	3,093	3,919

Total costs and expenses	87,327	83,616	177,926	163,629

Income (loss) from operations	(5,495)	12,948	2,632	35,866
Interest Income	608	762	1,372	1,951
Other income (expense), net	—	1,075	785	(5,481)

Income (loss) before income taxes	(4,887)	14,785	4,789	32,336
Income tax expense (benefit)	(2,407)	3,016	302	7,247

Net income (loss)	$(2,480)	$11,769	$4,487	$25,089

Net income (loss) per share — basic	$(0.07)	$0.32	$0.12	$0.68

Net income (loss) per share — diluted	$(0.07)	$0.31	$0.12	$0.67

Shares used in per-share calculation — basic	37,577	36,856	37,548	36,794

Shares used in per-share calculation — diluted	37,577	37,781	38,345	37,361

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Six Months Ended
	June 30,
	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$4,487	$25,089
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of acquisition-related intangibles	3,093	3,919
Change in accounts receivable allowance, net of acquisitions	1,769	96
Depreciation and amortization	11,576	8,473
Debt financing costs — write-off	—	5,208
Stock-based compensation expense related to stock-based compensation plans	9,998	8,598
Excess tax benefits from stock-based compensation	(502)	(144)
Deferred and other income taxes	(231)	2,184
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	8,347	4,497
Prepaid and other assets	1,555	2,906
Accounts payable	(49,686)	1,301
Deferred revenue	(14)	2,299
Income tax payable	2,680	(3,504)
Other accrued liabilities	(15,264)	(14,406)

Net cash provided by (used in) operating activities	(22,192)	46,516

INVESTING ACTIVITIES
Purchases of investments	(33,155)	(3,153)
Sales of investments	20,150	17,100
Cash paid for acquisitions, net of cash received	(8,950)	(3,187)
Purchases of equipment and capitalized software	(10,291)	(19,396)

Net cash provided by (used in) investing activities	(32,246)	(8,636)

FINANCING ACTIVITIES
Cash paid for convertible senior notes	—	(186,660)
Exercise of stock options	866	7,432
Sales of common stock under employee stock purchase plan	1,138	1,336
Repurchase of restricted stock to satisfy tax withholding obligation	(3,119)	(511)
Excess tax benefits from stock-based compensation	502	144

Net cash provided by (used in) financing activities	(613)	(178,259)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(25,866)	433

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(80,917)	(139,946)
CASH AND CASH EQUIVALENTS, beginning of period	392,704	490,335

CASH AND CASH EQUIVALENTS, end of period	$311,787	$350,389

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest on convertible senior notes	$55	$1,219

Cash paid for income taxes	$2,754	$8,482

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which in our opinion are necessary to fairly state our consolidated financial position, results of operations and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2010, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2010. The December 31, 2009, balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles (GAAP) in the United States.
Summary of Significant Accounting Policies
A detailed description of our significant accounting policies can be found in our most recent Annual Report filed on Form 10-K for the fiscal year ended December 31, 2009.
Software Development
Costs to develop software for internal use are required to be capitalized and amortized over the estimated useful life of the software. For the three months ended June 30, 2010 and 2009, we capitalized $2.0 million and $5.9 million related to software development, respectively. For the six months ended June 30, 2010 and 2009, we capitalized $3.0 million and $11.5 million related to software development, respectively. This capitalization is primarily related to the development of our new enterprise resource planning (ERP) system, new data management and reporting infrastructure. We expect these investments to drive long-term operational efficiencies across the organization and provide further competitive differentiation.
Comprehensive Income
Comprehensive income includes revenues, expenses, and gains and losses that are excluded from net earnings under GAAP. Items of comprehensive income are unrealized gains and losses on investments and foreign currency translation adjustments which are added to net income (loss) to compute comprehensive income. Comprehensive income is net of income tax benefit or expense excluding cumulative translation adjustments as these funds are indefinitely invested.
The components of comprehensive income (loss) are (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net Income (loss)	$(2,480)	$11,769	$4,487	$25,089
Other comprehensive income (loss):
Unrealized foreign exchange gain (loss) on the revaluation of investments in foreign subsidiaries	(26,090)	15,410	(41,423)	74
(Increase) decrease in temporary impairment of auction rate securities	(269)	2,769	(217)	8,523
Unrealized gain (loss) on investments	(10)	—	46	(7)
Tax benefit (expense)	97	(1,030)	56	(3,145)

Other comprehensive income (loss)	(26,272)	17,149	(41,538)	5,445

Comprehensive income (loss)	$(28,752)	$28,918	$(37,051)	$30,534

Foreign Currency
Substantially all of our foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities are translated at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated at the average exchange rates for the reported period. Gains and losses resulting from translation are recorded as a component of “Accumulated other comprehensive income (loss)” within

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
stockholders’ equity. Gains and losses resulting from foreign currency transactions are recognized as “Other income (expense), net”.
We are exposed to market risk from changes in foreign currency exchange rates. Our primary risk is the effect of foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating sales and expenses. During the second quarter 2010, these exposures were mitigated by the use of foreign exchange forward contracts with maturities of approximately one week. Our derivatives are not designated as hedges and are adjusted to fair value through income each period. The principal exposures mitigated were euro and pound sterling currencies. For the three and six months ended June 30, 2010, derivative exposures were immaterial. The notional amounts held and the underlying gain/loss were determined to be immaterial when compared to our overall cash and cash equivalents and the net income (loss) reported for the respective periods. We had no open foreign exchange forward contracts outstanding as of June 30, 2010.
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
ASU 2010-06 — Improving Disclosures about Fair Value Measurements: In January 2010, the FASB issued ASU 2010-06. This update provides amendments to ASC Topic 820 — Fair Value Measurements and Disclosures that requires additional disclosures about transfers into and out of Levels 1 and 2 in the fair value hierarchy and additional disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements. Additionally, it clarifies existing fair value disclosures about the level of disaggregation of inputs and valuation techniques used to measure fair value. We adopted the new disclosure requirements in ASU 2010-06 as of the period ended March 31, 2010.
ASU 2010-09 — Amendments to Certain Recognition and Disclosure Requirements: In February 2010, the FASB issued ASU 2010-09. This amendment to ASC Topic 855 — Subsequent Events removes the requirement for an SEC filer to disclose the date through which subsequent events are evaluated. This includes both issued and revised financial statements. We adopted the new disclosure requirements in ASU 2010-09 as of the period ended March 31, 2010.
ASC 810 — Consolidation of Variable Interest Entities: In June 2009, FASB issued additional guidance related to ASC Topic No. 810, “Consolidation” (ASC 810). ASC 810 requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This guidance requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. We adopted the additional guidance as of the period ended March 31, 2010, and it did not have a material impact on our Condensed Consolidated Financial Statements.
We have determined that all other recently issued accounting standards will not have a material impact on our Consolidated Financial Statements, or do not apply to our operations.

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. NET INCOME (LOSS) PER SHARE
The following table summarizes the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income (loss) per share — basic
Net income (loss) — basic	$(2,480)	$11,769	$4,487	$25,089
Weighted average shares outstanding — basic	37,577	36,856	37,548	36,794

Net income (loss) per share — basic	$(0.07)	$0.32	$0.12	$0.68

Net income (loss) per share — diluted
Net income (loss) — basic	$(2,480)	$11,769	$4,487	$25,089
Exclude: Interest expense and amortized financing cost of convertible senior notes, net of tax benefit	—	21	42	42

Net income (loss) — diluted	$(2,480)	$11,790	$4,529	$25,131

Weighted average shares outstanding — basic	37,577	36,856	37,548	36,794
Dilutive impact of non-vested stock and options outstanding	—	725	597	367
Dilutive impact of convertible senior notes	—	200	200	200

Weighted average shares outstanding — diluted	37,577	37,781	38,345	37,361

Net income (loss) per share — diluted	$(0.07)	$0.31	$0.12	$0.67

For the three months ended June 30, 2010, 773,560 incremental shares related to dilutive securities were not included in the diluted net income (loss) per share calculation because the Company reported a loss for this period. Incremental shares related to dilutive securities have an anti-dilutive impact on net income (loss) per share when a net loss is reported and therefore are not included in the calculation.
Options to purchase 1,460,388 and 567,685 shares for the three months ended June 30, 2010 and 2009, respectively, and 1,460,338 and 1,362,043 shares for the six months ended June 30, 2010 and 2009, respectively, were not included in the computation of diluted net income (loss) per share, because their effect on diluted net income (loss) per share would have been anti-dilutive.
The unissued shares underlying contingent convertible notes are treated as if such shares were issued and outstanding for the purposes of calculating GAAP diluted net income (loss) per share beginning with the issuance of our 1.25% convertible senior notes on June 1, 2004. The impact of the convertible note repurchase was anti-dilutive for the three and six months ended June 30, 2009, and has been excluded from the computation of diluted net income (loss) per share as a result.
3. FAIR VALUE MEASUREMENTS
Financial assets and liabilities that are measured and reported at fair value at each reporting period are classified and disclosed in one of the following three categories:
Level 1 —	Observable inputs such as quoted prices in active markets;

Level 2 —	Other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly, including:
•	Quoted prices for similar assets or liabilities in active markets;

•	Quoted prices for identical or similar assets in non-active markets;

•	Inputs other than quoted prices that are observable for assets or liabilities; and

•	Inputs that are derived principally from or corroborated by other observable market data.
Level 3 —	Unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimate of market participant assumptions, including assumptions about risk.

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the assets or liabilities. The Company’s policy is to recognize transfers between levels at the end of the quarter.
The following table sets forth by level within the fair value hierarchy, our financial assets that were accounted for at fair value on a recurring basis at June 30, 2010 (in thousands), according to the valuation techniques we used to determine their fair values. There have been no transfers of assets between the fair value hierarchies presented below:

	Fair Value Measurements
	As of June 30, 2010
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$311,787	$311,787	$—	$—
Certificates of Deposit	2,000	2,000
U.S. government sponsored entities	17,979	17,979	—	—
Corporate Bonds	16,760	16,760	—	—
Student loan bonds	84,180	—	—	84,180

Total assets measured at fair value	$432,706	$348,526	$—	$84,180

The following table is a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3 inputs) (in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	Short-term	Long-term
	Investments	Investments	Total
Balance as of December 31, 2008	$—	$93,213	$93,213
Total gains or losses (realized/unrealized) included in other comprehensive income	—	9,988	9,988
Purchases	—	—	—
Issuances	—	—	—
Settlements	—	(10,400)	(10,400)
Transfers in and/or out of Level 3	—	—	—

Balance as of December 31, 2009	—	92,801	92,801
Total gains or losses (realized/unrealized) included in other comprehensive income	—	(221)	(221)
Purchases	—	—	—
Issuances	—	—	—
Settlements	—	(8,400)	(8,400)
Transfers in and/or out of Level 3	—	—	—

Balance as of June 30, 2010	$—	$84,180	$84,180

The following methods and assumptions were used to estimate the fair value of each class of financial instrument. There have been no changes in the valuation techniques used by the Company to fair value our financial instruments:
Cash and Cash equivalents. Consist of cash on hand in bank deposits, highly liquid investments, primarily high grade commercial paper and money market accounts. The fair value was measured using quoted market prices and is classified as Level 1. The carrying amount approximates fair value.

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Certificates of Deposit. Consist of time deposit accounts with original maturities of less than one year and various yields. The carrying amount approximates fair value and is classified as Level 1.
U.S government sponsored entities. Consist of Fannie Mae and Federal Home Loan Bank investment grade bonds that trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. The fair value of these bonds was measured using quoted market prices and is classified as Level 1. The contractual maturity of these investments is within one year.
Corporate Bonds. Consist of investment grade corporate bonds that trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. The fair value of these bonds was measured using quoted market prices and is classified as Level 1. The contractual maturity of these investments is within two years.
Auction Rate Securities (Student loan bonds in table). As of June 30, 2010, we held $90.7 million of auction rate securities (ARS) at par value which we have recorded at a $84.2 million fair value; all of the ARS are AAA/Aaa rated and 105%-115% over collateralized by student loans guaranteed by the U.S. government with the exception of one security which is rated AAA/A3 and one security which is rated AAA/Aa1. All the securities are 100% guaranteed by the Department of Education or the Federal Family Education Loan Program (FFELP) with the exception of two securities which are 82.5% and 99% guaranteed by FFELP. Almost all of these securities continue to fail at auction due to continued illiquid market conditions.
Due to the illiquid market conditions, the Company determined a market value discount was required in calendar year 2008 and recorded a temporary fair value reduction of $16.3 million (14.9% of par value) to “Accumulated other comprehensive income (loss)”. Since 2008, we have successfully liquidated $18.8 million of our ARS at par ($7.9 million in the second quarter of 2010). As of June 30, 2010, the adjusted market value discount on the remaining ARS was $6.5 million (7.2% of par value). This fair value adjustment is recorded in our balance sheet under “Accumulated other comprehensive income (loss)”.
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
The aggregate ARS portfolio is yielding 1.5% and we continue to receive 100% of the contractually required interest payments. We continue to believe that we will be able to liquidate at par over time. We do not intend to sell the investments prior to recovery of their amortized cost basis nor do we believe it is more likely than not we may be required to sell the investments prior to recovery of their amortized cost basis. Accordingly, we treated the fair value decline as temporary. We anticipate we will have sufficient cash flow from operations to execute our business strategy and fund our operational needs. We believe that capital markets are also available if we need to finance other investing alternatives.
Based on the current illiquid market conditions, the Company classifies its ARS as Level 3 long-term investments until the Company has received a call or partial call on the securities. Upon receipt of a call or partial call, the Company classifies the securities subject to the call or partial call, as Level 1 short term investments. As of June 30, 2010 the fair value of the Company’s $90.7 million in ARS was classified as $84.2 million Level 3 long-term investments. Also as of June 30, 2010, the difference between fair value and par value of the ARS was $6.5 million, or 1.5% of total assets measured at fair value or 0.7% of total assets reported in our financial statements.
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
In the second quarter of 2010, we had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.
The carrying amount of accounts receivable and accounts payable approximates fair value because of the short maturity of these instruments.

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The aggregate carrying value and fair value of the Company’s cost method equity investments at June 30, 2010, and December 31, 2009, was $21.3 million and $25.1 million, respectively. The decrease in carrying value was due to translation adjustments. The Company acquired the majority of these investments in late 2009 and believes the entity valuations completed at acquisition continue to represent the fair value of the acquisitions.
As of June 30, 2010 and December 31, 2009, the fair value of our $8.8 million 1.25% fixed rate convertible senior notes was valued at $7.3 million and $7.5 million, respectively, based on the quoted fair market value of the debt.
4. INVESTMENTS
As of June 30, 2010, and December 31, 2009, our available-for-sale securities consisted of the following (in thousands):

		Unrealized Gain (Loss)			Maturities/Reset Dates
		Less than 12	Greater than 12		Less than 12	Greater than 12
Balance, June 30, 2010	Cost	Months	Months	Fair Value	Months	Months

Certificates of Deposit	$2,000	$—	$—	$2,000	$2,000	$—
U.S. government sponsored entities	17,976	3	—	17,979	17,979	—
Corporate Bonds	16,706	54	—	16,760	7,653	9,107
Student loan bonds	90,700	—	(6,520)	84,180	—	84,180

Total available-for-sale securities	$127,382	$57	$(6,520)	$120,919	$27,632	$93,287

Balance, December 31, 2009
U.S. government sponsored entities	$3,999	$(2)	$—	$3,997	$1,993	$2,004
Corporate Bonds	11,221	10	—	11,231	3,112	8,119
Student loan bonds	99,100	—	(6,299)	92,801	—	92,801

Total available-for-sale securities	$114,320	$8	$(6,299)	$108,029	$5,105	$102,924

Realized gains or losses on investments are recorded in our statement of operations within “Other expense, net”. In the three and six months ended June 30, 2010, the Company’s proceeds on sales of investments equaled par value. Upon the sale of a security classified as available for sale, the amount reclassified out of “Accumulated other comprehensive income (loss)” into earnings or net assets is based on the average cost method. In the three and six months ended June 30, 2010, the Company reclassified from “Accumulated other comprehensive income (loss)” to net assets $0.3 million and $0.3 million, respectively, related to securities settled at par within the periods. Realized losses on sales of investments were immaterial in the three and six months ended June 30, 2010.
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
The results of operations of fatfoogoo and the preliminary estimated fair value of the acquired assets and assumed liabilities have been included in our Condensed Consolidated Financial Statements. The preliminary allocation of the purchase price was based upon preliminary valuations for certain assets and assumed liabilities and will be completed during the third quarter. The final allocation of the purchase price may be different from our preliminary allocation.
Acquisitions completed in 2009
No acquisitions in 2009.
Future Earn-outs
As of June 30, 2010, there were estimated future earn-outs of $0.6 million in accrued acquisition liabilities.

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation expense related to employee stock options, awards and employee stock purchases recognized (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Costs and expenses
Direct cost of services	$161	$172	$299	$341
Network and infrastructure	270	207	468	320
Sales and marketing	1,876	1,643	3,249	3,160
Product research and development	908	622	1,633	1,078
General and administrative	2,307	2,243	4,349	3,699

Stock-based compensation included in costs and expenses	$5,522	$4,887	$9,998	$8,598

7. INCOME TAXES
For the three months ended June 30, 2010 and 2009, our tax benefit was $2.4 million and our tax expense was $3.0 million, respectively. For the three months ended June 30, 2010, our tax benefit consisted of approximately $2.3 million of U.S. tax benefit and $0.1 million of foreign tax benefit. For the three months ended June 30, 2010 and 2009, the tax rate was 49.2% and 20.4%, respectively.
For the six months ended June 30, 2010 and 2009, our tax expense was $0.3 million and $7.2 million, respectively. For the six months ended June 30, 2010, our tax expense consisted of approximately $0.2 million of U.S tax benefit and $0.5 million of foreign tax expense. For the six months ended June 30, 2010 and 2009, the tax rate was 6.3% and 22.4%, respectively.
As of June 30, 2010, we had $7.5 million of unrecognized tax benefits, excluding related interest. All of these unrecognized tax benefits would affect our effective tax rate if recognized. Gross unrecognized tax benefits increased by $0.4 million during the quarter for items identified during the quarter. As of June 30, 2010, we had approximately $1.1 million of accrued interest related to uncertain tax positions.
There is uncertainty of future realization of a portion of the deferred tax assets resulting from acquired tax loss carryforwards. Therefore a valuation allowance was recorded against the tax effect of such tax loss carryforwards. At June 30, 2010, the Company has a valuation allowance on approximately $2.5 million of deferred tax assets as we believe it is more likely than not that these deferred tax assets will not be realized.
Due to the potential resolution of examinations currently being performed by taxing authorities and the expiration of various statutes of limitation, it is reasonably possible that the balance of our gross unrecognized tax benefits may change within the next twelve months by a range of zero to $1.8 million.
8. CONTINGENCIES
Litigation
DDR Holdings, LLC (DDR Holdings) has brought a claim against us and several other defendants regarding U.S. Patents No. 6,629,135 (the “‘135 patent”) and 6,993,572 (the “‘572 patent”), which are owned by DDR Holdings. These patents claim e-commerce outsourcing systems and methods relating to the provision of outsourced e-commerce support pages having a common look and feel with a host’s website. The case was filed in the U.S. District Court for the Eastern District of Texas on January 31, 2006. The complaint seeks injunctive relief, declaratory relief, damages and attorneys’ fees. We have denied infringement of any valid claim of the patents-in-suit, and have asserted counter-claims which seek a judicial declaration that the patents are invalid and not infringed. In September 2006, DDR Holdings filed an application for reexamination of its patents based upon the prior art produced by us and the other defendants in the case. As part of that application, DDR Holdings asserted that this prior art raised a substantial

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
question as to the patentability of the inventions claimed in the patents. In December 2006, the Court stayed the litigation pending a decision on the reexamination application. In February 2007, the U.S. Patent and Trademark Office ordered reexamination of DDR Holdings’ patents. On January 5, 2009, the U.S. Patent and Trademark Office issued a final office action rejecting the claims in the ‘135 patent which were subject to reexamination. On January 14, 2009, the U.S. Patent and Trademark Office issued a final office action rejecting all but two of the claims in the ‘572 patent which were subject to reexamination. On April 16, 2010, the Board of Patent Appeals and Interferences reversed the decision of the Examiner to reject the claims in the ‘135 patent and the ‘572 patent which were subject to reexamination. On July 20, 2010 the U.S. Patent and Trademark Office issued Reexamination Certificates for the ‘135 and ‘572 patents. Should the stay of litigation be lifted, we intend to vigorously defend ourselves in this matter.
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
9. DEBT
In 2004 we sold and issued $195.0 million in aggregate principal amount of 1.25% convertible senior notes due January 1, 2024 (Notes), in a private, unregistered offering. The Notes were sold at 100% of their principal amount. On January 5, 2009, we announced that holders of 95.5% of the Notes exercised the option to require us to repurchase those Notes on January 2, 2009 at a purchase price of 100.25% of the principal amount of each tendered Note. Notes with an aggregate principal amount of approximately $8.8 million remain outstanding. Holders of the remaining outstanding Notes have the right to require us to repurchase their Notes prior to maturity on January 1, 2014 and 2019.
We are required to pay interest on the Notes on January 1 and July 1 of each year so long as the Notes are outstanding. The Notes bear interest at a rate of 1.25% and, if specified conditions are met, are convertible into our

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
We incurred interest expense of $0.03 million in the three months ended June 30, 2010 and June 30, 2009, and made no interest payments.
10. SUBSEQUENT EVENTS
The Company has completed an evaluation of all subsequent events and concluded no additional subsequent events occurred that required recognition or disclosure.
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
Our products and services allow our clients to focus on promoting and marketing their products and brands while leveraging our investments in technology and infrastructure to facilitate the purchase of products through their online websites. When shoppers visit one of our clients’ branded websites and purchase goods, they are transferred to an e-commerce store and/or shopping cart operated by us on our e-commerce platforms. Once on our system, shoppers can browse for products and make purchases online. We typically are the seller of record for transactions through our client branded stores. After a purchase is made, we either deliver the product digitally via download over the Internet or transmit instructions to a third party for physical fulfillment of the order. We also process the buyer’s payment as the merchant of record, including collection and remittance of applicable taxes and compliance with various regulatory matters. We have invested substantial resources to develop our e-commerce and marketing platforms, including business-to-business software, and we provide access and use of our platforms to our clients as a service as opposed to selling the software to be operated on their own in-house computer hardware. Our e-commerce store solutions range from simple remote control models to more comprehensive online store models.
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
As announced on October 12, 2009, Symantec Corporation informed us that it elected not to renew its e-commerce agreement with us. As a consequence, their e-commerce agreement terminated on June 30, 2010. We recorded $7.6 million and $24.9 million in overall revenues from the Symantec contract in the three and six months ended June 30, 2010, respectively. We intend to moderate the impact on our consolidated financial results of the reduction in revenue through acquisition of new clients, organic growth within existing clients, new product and service introductions, cost-saving initiatives and acquisition activities. Unless we generate sufficient new business to offset the loss of Symantec’s business, our 2009 financial results will be difficult to duplicate in 2010.
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
Results of Operations
The following table sets forth certain items from our condensed consolidated statements of operations as a percentage of total revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue	100.0%	100.0%	100.0%	100.0%

Costs and expenses (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	5.3	4.1	4.9	3.9
Network and infrastructure	14.8	11.3	13.0	10.7
Sales and marketing	44.2	40.6	42.8	38.9
Product research and development	19.8	13.6	17.7	12.8
General and administrative	13.2	10.2	12.0	9.5
Depreciation and amortization	7.4	4.8	6.4	4.2
Amortization of acquisition-related intangibles	2.0	2.0	1.7	2.0

Total costs and expenses	106.7	86.6	98.5	82.0

Income (loss) from operations	(6.7)	13.4	1.5	18.0
Interest Income	0.7	0.8	0.8	0.9
Other income (expense), net	—	1.1	0.4	(2.7)

Income (loss) before income taxes	(6.0)	15.3	2.7	16.2
Income tax expense (benefit)	(3.0)	3.1	0.2	3.6

Net income (loss)	(3.0)%	12.2%	2.5%	12.6%

REVENUE. Our revenue was $81.8 million for the three months ended June 30, 2010 compared to $96.6 million for the same period in the prior year, a decrease of $14.7 million or 15.3%. For the six months ended June 30, 2010, revenue totaled $180.6 million, a decrease of $18.9 million, or 9.5%, from revenue of $199.5 million for the same period in the prior year. The revenue decrease attributable to the decline in Symantec revenue for the three and six months ended June 30, 2010, was $21.3 million and $37.1 million, respectively, compared to the same periods in the prior year as a result of Symantec diverting traffic to their in-house solution. Excluding Symantec, revenue increased 9.8% for the three months ended June 30, 2010, over the same period in the prior year. The increase is attributed to increased traffic, growth in the number of consumer electronic clients, growth in our digital software business and expanded strategic marketing activities with a larger number of clients. The revenue increase was also partially offset by foreign currency impact year over year.
International e-commerce sales were approximately 44.8% and 45.7% of total sales in the three and six month periods ended June 30, 2010, compared to 39.4% and 37.6% for the same periods in the prior year. The increase in international revenue was primarily driven by the transition of Symantec revenue to an in-house solution resulting in a changed mix in international sales. The revenue increase was also partially offset by foreign currency impact year over year.
Sales of products for Symantec accounted for approximately 8.3% of our revenue in the three month period ended June 30, 2010, compared to 22.5% for the same period in the prior year. In addition, revenues derived from proprietary Digital River services sold to Symantec consumers and dealer network sales of Symantec products amounted to approximately 1.0% of our total revenue in the three months ended June 30, 2010, compared to 7.5% for the same period in the prior year. Sales of products for Symantec accounted for approximately 11.6% of our revenue in the six month period ended June 30, 2010, compared to 23.2% for the same period in the prior year. In addition, revenues derived from proprietary Digital River services sold to Symantec consumers and dealer network sales of Symantec products amounted to approximately 2.2% of our total revenue in the six months ended June 30, 2010, compared to 7.9% for the same period in the prior year.
DIRECT COST OF SERVICES. Direct cost of services primarily includes costs related to personnel, product fulfillment, backup CD production and delivery solutions and certain client-specific costs. Direct cost of service expenses increased to $4.4 million for the three months ended June 30, 2010, compared to $4.0 million for the same period in the prior year. For the six months ended June 30, 2010, direct cost of service expense was $9.0 million, compared to $7.9 million for the same period in the prior year. The increases were primarily attributable to higher CD production and delivery volume.
As a percentage of revenue, direct cost of services were 5.3% and 4.9% for the three and six months ended June 30, 2010, compared to 4.1% and 3.9% for the same periods in the prior year.
NETWORK AND INFRASTRUCTURE. Our network and infrastructure expenses primarily include personnel related expenses, costs to operate and maintain our technology platforms, customer service, data communication and data center operations. Network and infrastructure expenses were $12.1 million and $11.0 million for the three months ended June 30, 2010 and 2009, respectively. Network and infrastructure expenses were $23.6 million and $21.3 million for the six months ended June 30, 2010 and 2009, respectively. The increases were mainly due to increased software license expense, data communication expenses and higher client website traffic as a result of various marketing campaigns and client product launches.
As a percentage of revenue, network and infrastructure expenses were 14.8% and 13.0% for the three and six months ended June 30, 2010, compared to 11.3% and 10.7% for the same periods in the prior year.
SALES AND MARKETING. Our sales and marketing expenses include credit card transaction and other payment processing fees, personnel and related costs, advertising, promotional and product marketing expenses, credit card chargebacks and bad debt expense. Sales and marketing expenses were $36.2 million and $39.2 million for the three months ended June 30, 2010 and 2009, respectively. Sales and marketing expenses were $77.2 million and $77.6 million for the six months ended June 30, 2010 and 2009, respectively. The decrease in sales and marketing was primarily driven by lower payment processing related fees partially offset by higher workforce related costs to drive new products and incremental revenue and higher marketing and advertising costs due to new or expanded client paid search marketing programs.
As a percentage of revenue, sales and marketing expenses were 44.2% and 42.8% in the three and six months ended June 30, 2010, compared to 40.6% and 38.9% for the same periods in the prior year.
PRODUCT RESEARCH AND DEVELOPMENT. Our product research and development expenses include personnel and related expenses associated with developing, maintaining and enhancing our technology platforms and related systems. Product research and development expenses were $16.2 million and $13.1 million for the three months ended June 30, 2010 and 2009, respectively. Product research and development expenses were $31.9 million and $25.5 million for the six months ended June 30, 2010 and 2009, respectively. Lower capitalization of internal and consulting labor and higher research and development workforce related costs were incurred during the three and six month periods ended June 30, 2010 as compared to the same period of the prior year. These costs support the increased investment in technologies used to strengthen our leadership position in software and unlock opportunities in markets such as consumer electronics, games, subscriptions, and business-to-business software. These investments advance global system scalability, our e-marketing capabilities, data management and client reporting.
As a percentage of revenue, product research and development expenses were 19.8% and 17.7% in the three and six months ended June 30, 2010, compared to 13.6% and 12.8% for the same periods in the prior year.
GENERAL AND ADMINISTRATIVE. Our general and administrative expenses primarily include executive, accounting and administrative personnel and related expenses, professional fees for legal, tax and audit services, bank fees and insurance. General and administrative expenses were $10.8 million and $9.8 million for the three months ended June 30, 2010 and 2009, respectively. General and administrative expenses were $21.6 million and $19.0 million for the six months ended June 30, 2010 and 2009, respectively. The increase in general and administrative costs was mainly due to higher professional fees.
As a percentage of revenue, general and administrative expenses were 13.2% and 12.0% for the three and six months ended June 30, 2010, compared to 10.2% and 9.5% for the same periods in the prior year.
DEPRECIATION AND AMORTIZATION. Our depreciation and amortization expenses include the depreciation of computer equipment, office furniture, the amortization of purchased and internally developed software, leasehold improvements and debt financing costs. Computer equipment, software and furniture are depreciated under the straight-line method using three to seven year lives and leasehold improvements are amortized over the shorter of the life of the asset or the remaining length of the lease. Depreciation and amortization expense was $6.1 million and

$11.6 million for the three and six months ended June 30, 2010, respectively, compared to $4.6 million and $8.5 million for the same periods in the prior year. The increased expense was primarily due to the amortization of our new enterprise resource planning system and a new data management and reporting infrastructure.
AMORTIZATION OF ACQUISITION-RELATED INTANGIBLES. Amortization of acquisition-related intangibles consisted primarily of the amortization of customer relationships, technology and trade names acquired in prior year acquisitions. Amortization of acquisition-related intangible assets was $1.6 million and $3.1 million for the three and six months ended June 30, 2010, respectively, compared to $1.9 million and $3.9 million for the same periods in the prior year.
INTEREST INCOME. Our interest income represents the total of interest income on our cash, cash equivalents, short-term investments, certain long-term investments and interest received on tax refunds. Interest income was $0.6 million and $1.4 million for the three and six months ended June 30, 2010, respectively, compared to $0.8 million and $2.0 million for the same periods in the prior year. Interest income declined due to lower market yields on our portfolio.
OTHER INCOME (EXPENSE), NET. Our other income (expense), net includes the total of interest expense on our debt, foreign currency transaction gains and losses and asset disposal gains and losses. Interest expense was $0.04 million and $0.1 million for the three and six months ended June 30, 2010, respectively, compared to $0.03 million and $5.3 million for the same period in the prior year. The decrease in other interest expense in the six months ended June 30, 2010, was due to the $5.2 million write-off of debt financing costs related to the retirement of the Notes in January 2009. Foreign currency re-measurement was a gain of $0.1 million and $0.9 million for the three and six months ended June 30, 2010, respectively, compared to a gain of $1.1 million and a $0.2 million loss for the same periods in the prior year. Gains and losses on asset disposals were immaterial for the three and six months ended June 30, 2010, and 2009.
INCOME TAXES. For the three months ended June 30, 2010 and 2009, our tax benefit was $2.4 million and our tax expense was $3.0 million, respectively. For the three months ended June 30, 2010, our tax benefit consisted of approximately $2.3 million of U.S. tax benefit and $0.1 million of foreign tax benefit. For the three months ended June 30, 2010 and 2009, the tax rate was 49.2% and 20.4%, respectively.
For the six months ended June 30, 2010 and 2009, our tax expense was $0.3 million and $7.2 million, respectively. For the six months ended June 30, 2010, our tax expense consisted of approximately $0.2 million of U.S tax benefit and $0.5 million of foreign tax expense. For the six months ended June 30, 2010 and 2009, the tax rate was 6.3% and 22.4%, respectively.
Off Balance Sheet Arrangements
None

Liquidity and Capital Resources
As of June 30, 2010, we had $311.8 million of cash and cash equivalents. Our primary source of internal liquidity is our operating activities. Net cash used for operations for the six months ended June 30, 2010, of $22.2 million was primarily the result of net income adjusted for non-cash expenses and balance sheet changes such as a decrease in accounts payable. Net cash provided by operations for the six months ended June 30, 2009, of $46.5 million was primarily the result of net income adjusted for non-cash expenses and balance sheet changes such as a decrease in other accrued liabilities.
Net cash used for investing activities for the six months ended June 30, 2010, was $32.2 million and was the result of net purchases of investments of $13.0 million, net cash paid for acquisitions of $9.0 million, and purchases of equipment and capitalized software of $10.3 million. Net cash used for investing activities for the six months ended June 30, 2009, was $8.6 million and was the result of net sales of investments of $13.9 million, net cash paid for acquisitions of $3.2 million, and purchases of capital equipment and capitalized software of $19.4 million.
Net cash used for financing activities for the six months ended June 30, 2010, was $0.6 million. Proceeds of $0.9 million were provided by the sale of stock through the exercise of stock options, proceeds of $1.1 million were provided by the sale of stock under the employee stock purchase plan, cash used in the repurchase of restricted stock to satisfy tax withholding obligation was $3.1 million and proceeds of $0.5 million were provided by the excess tax benefit from stock-based compensation. Net cash used for financing activities for the six months ended June 30, 2009, was $178.3 million. Cash paid for the Notes was $186.7 million, proceeds of $7.4 million were provided by the sale of stock through the exercise of stock options, proceeds of $1.3 million were provided by the sale of stock under the employee stock purchase plan, cash used in the repurchase of restricted stock to satisfy tax withholding obligation was $0.5 million and proceeds of $0.1 million were provided by the excess tax benefit from stock-based compensation.
As announced on October 12, 2009, Symantec Corporation informed us that it elected not to renew its e-commerce agreement with us. As a consequence, their e-commerce agreement terminated on June 30, 2010. We recorded $7.6 million and $24.9 million in overall revenues from the Symantec contract in the three and six months ended June 30, 2010, respectively. We intend to moderate the impact on our consolidated financial results of the reduction in revenue through acquisition of new clients, organic growth within existing clients, new product and service introductions, cost-saving initiatives and acquisition activities. Unless we generate sufficient new business to offset the loss of Symantec’s business, our 2009 financial results will be difficult to duplicate in 2010.
As of June 30, 2010, we held $90.7 million of auction rate securities (ARS) at par value which we have recorded at a $84.2 million fair value; all of the ARS are AAA/Aaa rated and 105%-115% over collateralized by student loans guaranteed by the U.S. government with the exception of one security which is rated AAA/A3 and one security which is rated AAA/Aa1. All the securities are 100% guaranteed by the Department of Education or the Federal Family Education Loan Program (FFELP) with the exception of two securities which are 82.5% and 99% guaranteed by FFELP. Almost all of these securities continue to fail at auction due to continued illiquid market conditions.
Due to the illiquid market conditions, the Company determined a market value discount was required in calendar year 2008 and recorded a temporary fair value reduction of $16.3 million (14.9% of par value) to “Accumulated other comprehensive income (loss)”. Since 2008, we have successfully liquidated $18.8 million of our ARS at par ($7.9 million in the second quarter of 2010). As of June 30, 2010, the adjusted market value discount on the remaining ARS was $6.5 million (7.2% of par value). This fair value adjustment is recorded in our balance sheet under “Accumulated other comprehensive income (loss)”.
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
The aggregate ARS portfolio is yielding 1.5% and we continue to receive 100% of the contractually required interest payments. We continue to believe that we will be able to liquidate at par over time. We do not intend to sell the investments prior to recovery of their amortized cost basis nor do we believe it is more likely than not we may be required to sell the investments prior to recovery of their amortized cost basis. Accordingly, we treated the fair value decline as temporary. We anticipate we will have sufficient cash flow from operations to execute our business strategy and fund our operational needs. We believe that capital markets are also available if we need to finance other investing alternatives.
Based on the current illiquid market conditions, the Company classifies its ARS as Level 3 long-term investments until the Company has received a call or partial call on the securities. Upon receipt of a call or partial call, the Company classifies the securities subject to the call or partial call, as Level 1 short term investments. As of June 30, 2010 the fair value of the Company’s $90.7 million in ARS was classified as $84.2 million Level 3 long-term investments. Also as of June 30, 2010, the difference between fair value and par value of the ARS was $6.5 million, or 1.5% of total assets measured at fair value or 0.7% of total assets reported in our financial statements.
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
ASU 2010-06 — Improving Disclosures about Fair Value Measurements: In January 2010, the FASB issued ASU 2010-06. This update provides amendments to ASC Topic 820 — Fair Value Measurements and Disclosures that requires additional disclosures about transfers into and out of Levels 1 and 2 in the fair value hierarchy and additional disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements. Additionally, it clarifies existing fair value disclosures about the level of disaggregation of inputs and valuation techniques used to measure fair value. We adopted the new disclosure requirements in ASU 2010-06 as of the period ended March 31, 2010.
ASU 2010-09 — Amendments to Certain Recognition and Disclosure Requirements: In February 2010, the FASB issued ASU 2010-09. This amendment to ASC Topic 855 — Subsequent Events removes the requirement for an SEC filer to disclose the date through which subsequent events are evaluated. This includes both issued and revised financial statements. We adopted the new disclosure requirements in ASU 2010-09 as of the period ended March 31, 2010.
ASC 810 — Consolidation of Variable Interest Entities: In June 2009, FASB issued additional guidance related to ASC Topic No. 810, “Consolidation” (ASC 810). ASC 810 requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This guidance requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. We adopted the additional guidance as of the period ending March 31, 2010, and it did not have a material impact on our Condensed Consolidated Financial Statements.
We have determined that all other recently issued accounting standards will not have a material impact on our Consolidated Financial Statements, or do not apply to our operations.

Item 3. Qualitative and Quantitative Disclosure about Market Risk
Interest Rate Risk
Our portfolio of cash equivalents, short-term investments and long-term investments is maintained in a variety of securities, including government agency obligations and money market funds. Investments are classified as available-for-sale securities and carried at their market value with cumulative unrealized gains or losses recorded as a component of “Accumulated other comprehensive income (loss)” within stockholders’ equity. A sharp rise in interest rates could have an adverse impact on the market value of certain securities in our portfolio. We do not currently hedge our interest rate exposure and do not enter into financial instruments for trading or speculative purposes.
At June 30, 2010, we had long-term debt of $8.8 million associated with our Notes. The market value of our long-term debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.
Foreign Currency Risk
Growth in our international operations will incrementally increase our exposure to foreign currency fluctuations as well as other risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures and other regulations and restrictions.
Foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies result in gains and losses that are reflected in our Consolidated Statements of Operations. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency-denominated transactions will result in increased net revenues and operating expenses. Conversely, our net revenues and operating expenses will decrease when the U.S. dollar strengthens against foreign currencies.
Transaction Exposure
The Company enters into short-term foreign currency forward contracts to offset the foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in current earnings in “Other expense, net”. Foreign currency transaction gains and losses were a gain of $0.1 million and a gain of $1.1 million in the three months ended June 30, 2010, and 2009, respectively. Foreign currency transaction gains and losses were a gain of $0.9 million and a loss of $0.2 million in the six months ended June 30, 2010, and 2009, respectively.
Translation Exposure
Foreign exchange rate fluctuations may adversely impact our consolidated financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. These gains or losses are recognized as an adjustment to stockholders’ equity which is reflected in our balance sheet under “Accumulated other comprehensive income (loss)”.
Other Market Risks
Investments in Auction Rate Securities
At June 30, 2010, we held approximately $90.7 million of ARS at par. In light of current conditions in the ARS market as described in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Quarterly Report on Form 10-Q, we may incur temporary unrealized losses, or other-than-temporary realized losses, in the future if market conditions persist and we are unable to recover the investment principal in our ARS.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a — 15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010. The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation of our disclosure controls and procedures as of June 30, 2010, our Chief Executive officer and our Chief Financial Officer concluded that as of that date, our disclosure controls were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
We are in the process of converting to a new enterprise resource planning (ERP) system. Implementation of the new ERP system is scheduled to occur in phases. During the quarter ended June 30, 2010, no new phases of the new ERP system were implemented. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a — 15(f) and 15d — 15(f) under the Exchange Act) during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

101
The following financial information from Digital River, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).*

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on June 1, 2006, and incorporated herein by reference.

(2)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001, and incorporated herein by reference.

(3)	Filed as an exhibit to our Registration Statement on Form S-1, File No. 333-56787, declared effective on August 11, 1998, and incorporated herein by reference.

(4)	Filed as exhibits 4.2 and 4.3 to our Registration Statement on Form S-3, File No. 333-56787, declared effective on February 12, 2002, and incorporated herein by reference.

(5)	Filed as exhibit 99.1 to our Current Report on Form 8-K, filed on July 13, 2004 and incorporated herein by reference.

*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2010	DIGITAL RIVER, INC.
	By:	/s/ Thomas M. Donnelly
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

101
The following financial information from Digital River, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).*

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on June 1, 2006, and incorporated herein by reference.

(2)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001, and incorporated herein by reference.

(3)	Filed as an exhibit to our Registration Statement on Form S-1, File No. 333-56787, declared effective on August 11, 1998, and incorporated herein by reference.

(4)	Filed as exhibits 4.2 and 4.3 to our Registration Statement on Form S-3, File No. 333-56787, declared effective on February 12, 2002, and incorporated herein by reference.

(5)	Filed as exhibit 99.1 to our Current Report on Form 8-K, filed on July 13, 2004 and incorporated herein by reference.

*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.