Form 10-K/A
period 2009-12-31
DIGITAL RIVER INC /DE
filed 2010-08-19
CIK 1062530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)
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

DIGITAL RIVER, INC.
FORM 10-K/A
Fiscal Year Ended December 31, 2009

PART IV	4
Item 15. Exhibits and Financial Statement Schedules	4
Signatures	7
Exhibit Index	8
EX-10.25
EX-10.26
EX-10.27
EX-10.28
EX-31.1
EX-31.2

EXPLANATORY NOTE
          This Amendment No. 1 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was originally filed with the Securities and Exchange Commission (the “Commission”) on February 23, 2010, is being filed solely for the purpose of revising portions of Exhibit 10.25, Exhibit 10.26, Exhibit 10.27 and Exhibit 10.28 (collectively, the “Exhibits”) in order to disclose certain information for which confidential treatment had been requested, in response to comments made by the Commission to the registrant’s request for confidential treatment with respect to the Exhibits. The Exhibits filed with this Amendment No. 1 supersede those exhibits as previously filed as an exhibit to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission on February 23, 2010.
          In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, new certifications by our principal executive officer and principal financial officer are included herein as exhibits to this Amendment. This Amendment No. 1 to the registrant’s Annual Report on Form 10-K does not reflect events occurring after the original filing of the Form 10-K or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

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
     (3) Exhibits

Exhibit
Number	Description of Document
3.1(2)	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.

3.2(4)	Amended and Restated Bylaws of the Registrant, as currently in effect.

4.1(5)	Specimen Stock Certificate.

4.2(9)	Indenture dated as of June 1, 2004, between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the Note.

10.1(5)	Form of Indemnity Agreement between Registrant and each of its directors and executive officers.

10.3(5)	Consent to Assignment and Assumption of Lease dated April 22, 1998, by and between CSM Investors, Inc., IntraNet Integration Group, Inc. and Registrant.

10.4(3)	Assignment of Lease dated April 21, 1998, by and between Intranet Integration Group, Inc. and Registrant.

10.5(3)	Lease Agreement dated January 18, 2000, between Property Reserve, Inc. and Registrant.

10.6(4)	First Amendment of Lease dated January 31, 2001, to that certain Lease dated April 24, 1996, between CSM Investors, Inc. and Registrant (as assignee of Intranet Integration Group, Inc.).

10.7(6)	1998 Stock Option Plan, as amended and superseded by Exhibit 10.18.*

10.8(7)	1999 Stock Option Plan, formerly known as the 1999 Non-Officer Stock Option Plan, as amended and superseded by Exhibit 10.18.*

10.9(6)	2000 Employee Stock Purchase Plan, as amended, and offering.*

10.11(8)	Second Amendment of Lease dated April 22, 2002, to that certain Lease dated April 24, 1996, between CSM Investors, Inc. and Registrant (as assignee of Intranet Integration Group, Inc.) as amended.

10.12(8)	Second Amendment of Lease dated April 28, 2003, to that certain Lease dated January 18, 2000, between Property Reserve Inc. and Registrant.

10.15(9)	Registration Rights Agreement dated as of June 1, 2004, between Digital River, Inc. and the initial purchasers of Senior Convertible Notes due January 1, 2024.

10.16(13)	Summary of Compensation Program for Non-Employee Directors.

10.17(14)	Second Amended and Restated Symantec Online Store Agreement, by and among Symantec Corporation, Symantec Limited, Digital River, Inc. and Digital River Ireland Limited effective April 1, 2006. ‡

Exhibit
Number	Description of Document
10.18(10)	1998 Equity Incentive Plan (formerly known as 1998 Stock Option Plan).*

10.19(13)	Amended and Restated Employment Agreement for Joel A. Ronning.*

10.20(13)	Change of Control and Severance Agreement for Thomas M. Donnelly.*

10.21(11)	Form of Amendment to Non-Qualified Stock Option Agreement.*

10.22(12)	Inducement Equity Incentive Plan.*

10.23(15)	2007 Equity Incentive Plan.*

10.24(13)	Change of Control and Severance Agreement for Kevin L. Crudden.*

10.25++	Microsoft Operations Digital Distribution Agreement, by and among Digital River, Inc. and Microsoft Corporation effective September 1, 2006. ‡

10.26++	Direct Reseller Addendum to the Microsoft Operations Digital Distribution Agreement, by and among Digital River, Inc. and Microsoft Corporation effective September 1, 2006. ‡

10.27++	Omnibus Amendment to the Microsoft Operations Digital Distribution Agreement, by and among Digital River, Inc. and Microsoft Corporation effective October 4, 2007. ‡

10.28++	Amendment to the Microsoft Operations Digital Distribution Agreement, by and among Digital River, Inc. and Microsoft Corporation effective December 2, 2008. ‡

10.29(16)	Amendment to the Microsoft Operations Digital Distribution Agreement, by and among Digital River, Inc. and Microsoft Corporation effective September 9, 2009. ‡

12.1(16)	Computation of Ratio of Earnings to Fixed Charges.

21.1(16)	Subsidiaries of Digital River, Inc.

23.1(16)	Consent of Independent Registered Public Accounting Firm, dated February 23, 2009.

24.1(16)	Power of Attorney, pursuant to which amendments to this Annual Report on Form 10-K may be filed, is included on the signature pages of this Annual Report on Form 10-K.

31.1++	Certification of Digital River, Inc.’s Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2++	Certification of Digital River, Inc.’s Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(16)	Certification of Digital River, Inc.’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

++	Filed herewith.

*	Management contract or compensatory plan.

‡	Confidential treatment has been requested for portions of this agreement, which portions have been filed separately with the SEC.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 4, 2004.

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 1, 2006.

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 30, 2000.

(4)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001.

(5)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 333-56787), declared effective on August 11, 1998.

(6)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (File No. 333-105864) filed on June 5, 2003.

(7)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003.

(8)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed on May 15, 2003.

(9)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 13, 2004.

(10)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 31, 2005.

(11)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on August 9, 2005.

(12)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 20, 2005.

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 10, 2008.

(14)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 1, 2007.

(15)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 29, 2008.

(16)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 23, 2010.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Eden Prairie, State of Minnesota, on August 19, 2010.

DIGITAL RIVER, INC.
By:	/s/ Joel A. Ronning
Joel A. Ronning
Chief Executive Officer
Date: August 19, 2010

Exhibit Index

Exhibit
Number	Description of Document
3.1(2)	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.

3.2(4)	Amended and Restated Bylaws of the Registrant, as currently in effect.

4.1(5)	Specimen Stock Certificate.

4.2(9)	Indenture dated as of June 1, 2004, between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the Note.

10.1(5)	Form of Indemnity Agreement between Registrant and each of its directors and executive officers.

10.3(5)	Consent to Assignment and Assumption of Lease dated April 22, 1998, by and between CSM Investors, Inc., IntraNet Integration Group, Inc. and Registrant.

10.4(3)	Assignment of Lease dated April 21, 1998, by and between Intranet Integration Group, Inc. and Registrant.

10.5(3)	Lease Agreement dated January 18, 2000, between Property Reserve, Inc. and Registrant.

10.6(4)	First Amendment of Lease dated January 31, 2001, to that certain Lease dated April 24, 1996, between CSM Investors, Inc. and Registrant (as assignee of Intranet Integration Group, Inc.).

10.7(6)	1998 Stock Option Plan, as amended and superseded by Exhibit 10.18.*

10.8(7)	1999 Stock Option Plan, formerly known as the 1999 Non-Officer Stock Option Plan, as amended and superseded by Exhibit 10.18.*

10.9(6)	2000 Employee Stock Purchase Plan, as amended, and offering.*

10.11(8)	Second Amendment of Lease dated April 22, 2002, to that certain Lease dated April 24, 1996, between CSM Investors, Inc. and Registrant (as assignee of Intranet Integration Group, Inc.) as amended.

10.12(8)	Second Amendment of Lease dated April 28, 2003, to that certain Lease dated January 18, 2000, between Property Reserve Inc. and Registrant.

10.15(9)	Registration Rights Agreement dated as of June 1, 2004, between Digital River, Inc. and the initial purchasers of Senior Convertible Notes due January 1, 2024.

10.16(13)	Summary of Compensation Program for Non-Employee Directors.

10.17(14)	Second Amended and Restated Symantec Online Store Agreement, by and among Symantec Corporation, Symantec Limited, Digital River, Inc. and Digital River Ireland Limited effective April 1, 2006. ‡

10.18(10)	1998 Equity Incentive Plan (formerly known as 1998 Stock Option Plan).*

10.19 (13)	Amended and Restated Employment Agreement for Joel A. Ronning.*

10.20(13)	Change of Control and Severance Agreement for Thomas M. Donnelly.*

10.21(11)	Form of Amendment to Non-Qualified Stock Option Agreement.*

10.22(12)	Inducement Equity Incentive Plan.*

Exhibit
Number	Description of Document
10.23(15)	2007 Equity Incentive Plan.*

10.24(13)	Change of Control and Severance Agreement for Kevin L. Crudden.*

10.25++	Microsoft Operations Digital Distribution Agreement, by and among Digital River, Inc. and Microsoft Corporation effective September 1, 2006. ‡

10.26++	Direct Reseller Addendum to the Microsoft Operations Digital Distribution Agreement, by and among Digital River, Inc. and Microsoft Corporation effective September 1, 2006. ‡

10.27++	Omnibus Amendment to the Microsoft Operations Digital Distribution Agreement, by and among Digital River, Inc. and Microsoft Corporation effective October 4, 2007. ‡

10.28++	Amendment to the Microsoft Operations Digital Distribution Agreement, by and among Digital River, Inc. and Microsoft Corporation effective December 2, 2008. ‡

10.29(16)	Amendment to the Microsoft Operations Digital Distribution Agreement, by and among Digital River, Inc. and Microsoft Corporation effective September 9, 2009. ‡

12.1(16)	Computation of Ratio of Earnings to Fixed Charges.

21.1(16)	Subsidiaries of Digital River, Inc.

23.1(16)	Consent of Independent Registered Public Accounting Firm, dated February 23, 2009.

24.1(16)	Power of Attorney, pursuant to which amendments to this Annual Report on Form 10-K may be filed, is included on the signature pages of this Annual Report on Form 10-K.

31.1++	Certification of Digital River, Inc.’s Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2++	Certification of Digital River, Inc.’s Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(16)	Certification of Digital River, Inc.’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

++	Filed herewith.

*	Management contract or compensatory plan.

‡	Confidential treatment has been requested for portions of this agreement, which portions have been filed separately with the SEC.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 4, 2004.

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 1, 2006.

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 30, 2000.

(4)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001.

(5)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 333-56787), declared effective on August 11, 1998.

(6)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (File No. 333-105864) filed on June 5, 2003.

(7)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003.

(8)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed on May 15, 2003.

(9)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 13, 2004.

(10)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 31, 2005.

(11)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on August 9, 2005.

(12)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 20, 2005.

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 10, 2008.

(14)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 1, 2007.

(15)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 29, 2008.

(16)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 23, 2010.