Form 10-Q
period 2010-09-30
DIGITAL RIVER INC /DE
filed 2010-11-02
CIK 1062530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
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
The number of shares of common stock outstanding at October 1, 2010 was 39,697,619 shares.

DIGITAL RIVER, INC.
Form 10-Q
Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DIGITAL RIVER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited)
	September 30,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$329,514	$392,704
Short-term investments	43,661	15,228
Accounts receivable, net of allowance of $4,946 and $2,222	57,665	50,657
Deferred income taxes	9,899	9,901
Prepaid expenses and other	19,774	14,899

Total current assets	460,513	483,389

Property and equipment, net	50,519	54,343
Goodwill	291,970	279,538
Intangible assets, net of accumulated amortization of $77,998 and $74,158	34,699	25,605
Long-term investments	112,573	119,581
Deferred income taxes	23,890	22,416
Other assets	748	770

TOTAL ASSETS	$974,912	$985,642

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$165,800	$192,301
Accrued payroll	15,549	16,131
Deferred revenue	16,489	17,879
Accrued acquisition liabilities	1,375	2,001
Other accrued liabilities	38,555	38,801

Total current liabilities	237,768	267,113

NON-CURRENT LIABILITIES:
Convertible senior notes	8,805	8,805
Other liabilities	19,105	15,505

Total non-current liabilities	27,910	24,310

TOTAL LIABILITIES	265,678	291,423

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $.01 par value; 120,000,000 shares authorized; 46,047,000 and 44,917,986 shares issued	460	449
Treasury stock at cost; 6,349,381 and 6,238,166 shares	(220,055)	(216,880)
Additional paid-in capital	671,770	653,956
Retained earnings	249,215	238,867
Accumulated other comprehensive income (loss)	7,844	17,827

Total stockholders’ equity	709,234	694,219

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$974,912	$985,642

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data; unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue	$84,987	$99,419	$265,545	$298,914
Costs and expenses (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	4,548	4,582	13,541	12,475
Network and infrastructure	11,146	11,786	34,696	33,062
Sales and marketing	33,558	38,073	110,767	115,709
Product research and development	14,018	14,134	45,928	39,605
General and administrative	10,965	9,319	32,560	28,280
Depreciation and amortization	6,086	5,162	17,662	13,635
Amortization of acquisition-related intangibles	2,188	1,800	5,281	5,719

Total costs and expenses	82,509	84,856	260,435	248,485

Income (loss) from operations	2,478	14,563	5,110	50,429
Interest Income	660	557	2,032	2,508
Other income (expense), net	(2,045)	264	(1,260)	(5,217)

Income (loss) before income taxes	1,093	15,384	5,882	47,720
Income tax expense (benefit)	(4,768)	4,341	(4,466)	11,588

Net income (loss)	$5,861	$11,043	$10,348	$36,132

Net income (loss) per share – basic	$0.16	$0.30	$0.28	$0.98

Net income (loss) per share – diluted	$0.15	$0.29	$0.27	$0.96

Shares used in per-share calculation – basic	37,688	37,151	37,613	36,899

Shares used in per-share calculation – diluted	38,504	38,093	38,389	37,599

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Nine Months Ended
	September 30,
	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$10,348	$36,132
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of acquisition-related intangibles	5,281	5,719
Change in accounts receivable allowance, net of acquisitions	2,703	216
Depreciation and amortization	17,662	13,635
Debt financing costs – write-off	—	5,208
Stock-based compensation expense	15,278	13,256
Excess tax benefits from stock-based compensation	(620)	(615)
Deferred and other income taxes	(499)	2,466
Impairment of equity investments	1,561	—
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(6,204)	2,141
Prepaid and other assets	(906)	20,601
Accounts payable	(36,402)	10,219
Deferred revenue	(1,247)	3,833
Income tax payable	(4,469)	(37)
Other accrued liabilities	(2,513)	(6,568)

Net cash provided by (used in) operating activities	(27)	106,206

INVESTING ACTIVITIES
Purchases of investments	(65,889)	(17,279)
Sales of investments	40,199	17,600
Change in restricted cash	(2,156)	—
Cash paid for acquisitions, net of cash received	(14,585)	(4,445)
Purchases of equipment and capitalized software	(13,666)	(26,143)

Net cash provided by (used in) investing activities	(56,097)	(30,267)

FINANCING ACTIVITIES
Cash paid for convertible senior notes	—	(186,660)
Exercise of stock options	1,909	9,133
Sales of common stock under employee stock purchase plan	1,138	1,336
Repurchase of restricted stock to satisfy tax withholding obligation	(3,175)	(575)
Excess tax benefits from stock-based compensation	620	615

Net cash provided by (used in) financing activities	492	(176,151)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(7,558)	6,298

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(63,190)	(93,914)
CASH AND CASH EQUIVALENTS, beginning of period	392,704	490,335

CASH AND CASH EQUIVALENTS, end of period	$329,514	$396,421

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest on convertible senior notes	$110	$1,274

Cash paid for income taxes	$5,130	$15,649

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which in our opinion are necessary to fairly state our consolidated financial position, results of operations and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Forms 10-K and 10-K/A for the year ended December 31, 2009, as filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2010, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2010. The December 31, 2009, balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles (GAAP) in the United States.
Summary of Significant Accounting Policies
A detailed description of our significant accounting policies can be found in our most recent Annual Report filed on Forms 10-K and 10-K/A for the fiscal year ended December 31, 2009.
Restricted Cash
Restricted cash consists of cash and cash equivalents that are held in escrow accounts and restricted by agreements with third parties for a particular purpose. Restricted cash and cash equivalents are included in current assets under “prepaid expenses and other” on our Condensed Consolidated Balance Sheets. Restricted cash and cash equivalents and are recorded at fair value. As of September 30, 2010 we had $3.3 million of restricted cash, and no restricted cash as of December 31, 2009.
Software Development
Costs to develop software for internal use are required to be capitalized and amortized over the estimated useful life of the software. For the three months ended September 30, 2010 and 2009, we capitalized $0.8 million and $3.4 million related to software development, respectively. For the nine months ended September 30, 2010 and 2009, we capitalized $3.8 million and $14.8 million related to software development, respectively. This capitalization is primarily related to the development of our new enterprise resource planning (ERP) system, new data management and reporting infrastructure. We expect these investments to drive long-term operational efficiencies across the organization and provide further competitive differentiation.
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
The components of comprehensive income (loss) are (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net Income	$5,861	$11,043	$10,348	$36,132
Other comprehensive income (loss):
Unrealized foreign exchange gain (loss) on the revaluation of investments in foreign subsidiaries	31,468	10,992	(9,955)	11,089
(Increase) decrease in temporary impairment of auction rate securities	42	1,599	(175)	10,123
Unrealized gain (loss) on investments	82	14	128	6
Tax benefit (expense)	(37)	(600)	19	(3,768)

Other comprehensive income (loss)	31,555	12,005	(9,983)	17,450

Comprehensive income (loss)	$37,416	$23,048	$365	$53,582

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Foreign Currency
Substantially all of our foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities are translated at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated at the average exchange rates for the reported period. Gains and losses resulting from translation are recorded as a component of “Accumulated other comprehensive income (loss)” within stockholders’ equity. Gains and losses resulting from foreign currency transactions are recognized as “Other income (expense), net”.
We are exposed to market risk from changes in foreign currency exchange rates. Our primary risk is the effect of foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating sales and expenses. During the third quarter 2010, these exposures were mitigated by the use of foreign exchange forward contracts with maturities of approximately one week. Our derivatives are not designated as hedges and are adjusted to fair value through income each period. The principal exposures mitigated were euro, pound sterling and Australian dollar currencies. For the three and nine months ended September 30, 2010, derivative exposures were immaterial. The notional amounts held and the underlying gain/loss were determined to be immaterial when compared to our overall cash and cash equivalents and the net income reported for the respective periods.
Our foreign currency contracts contain credit risk to the extent that our bank counterparties may be unable to meet the terms of the agreements. We minimize such risk by limiting our counterparties to major financial institutions of high credit quality.
Recent Accounting Pronouncements
Accounting Standards Update (ASU) 2009-13 – Multiple-Deliverable Revenue Arrangements: In October 2009, the Financial Accounting Standards Board (FASB) issued ASU 2009-13. This update provides amendments to Accounting Standards Codification (ASC) Topic 605 – Revenue Recognition that enables vendors to account for products or services (deliverables) separately rather than as a combined unit. The amendments eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The amendments also require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. Additionally, disclosures related to multiple-deliverable revenue arrangements have also been expanded. The provisions will be effective for fiscal years beginning on or after June 15, 2010 and we will adopt in the first quarter of 2011. We are currently evaluating the impact of ASU 2009-13.
ASU 2010-06 – Improving Disclosures about Fair Value Measurements: In January 2010, the FASB issued ASU 2010-06. This update provides amendments to ASC Topic 820 – Fair Value Measurements and Disclosures that requires additional disclosures about transfers into and out of Levels 1 and 2 in the fair value hierarchy and additional disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements. Additionally, it clarifies existing fair value disclosures about the level of disaggregation of inputs and valuation techniques used to measure fair value. We adopted the new disclosure requirements in ASU 2010-06 as of the period ended March 31, 2010.
ASU 2010-09 – Amendments to Certain Recognition and Disclosure Requirements: In February 2010, the FASB issued ASU 2010-09. This amendment to ASC Topic 855 – Subsequent Events removes the requirement for an SEC filer to disclose the date through which subsequent events are evaluated. This includes both issued and revised financial statements. We adopted the new disclosure requirements in ASU 2010-09 as of the period ended March 31, 2010.
ASC 810 – Consolidation of Variable Interest Entities: In June 2009, FASB issued additional guidance related to ASC Topic No. 810, “Consolidation” (ASC 810). ASC 810 requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This guidance requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. We adopted the additional guidance as of the period ended March 31, 2010, and it did not have a material impact on our Condensed Consolidated Financial Statements.
We have determined that all other recently issued accounting standards will not have a material impact on our Consolidated Financial Statements, or do not apply to our operations.

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. NET INCOME PER SHARE
The following table summarizes the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income per share – basic
Net income – basic	$5,861	$11,043	$10,348	$36,132
Weighted average shares outstanding – basic	37,688	37,151	37,613	36,899

Net income per share – basic	$0.16	$0.30	$0.28	$0.98

Net income per share – diluted
Net income – basic	$5,861	$11,043	$10,348	$36,132
Exclude: Interest expense and amortized financing cost of convertible senior notes, net of tax benefit	21	21	63	63

Net income – diluted	$5,882	$11,064	$10,411	$36,195

Weighted average shares outstanding – basic	37,688	37,151	37,613	36,899
Dilutive impact of non-vested stock and options outstanding	616	742	576	500
Dilutive impact of convertible senior notes	200	200	200	200

Weighted average shares outstanding – diluted	38,504	38,093	38,389	37,599

Net income per share – diluted	$0.15	$0.29	$0.27	$0.96

Options to purchase 1,405,283 and 421,897 shares for the three months ended September 30, 2010 and 2009, respectively, and 1,405,283 and 658,196 shares for the nine months ended September 30, 2010 and 2009, respectively, were not included in the computation of diluted net income per share, because their effect on diluted net income per share would have been anti-dilutive.
The unissued shares underlying contingent convertible notes are treated as if such shares were issued and outstanding for the purposes of calculating GAAP diluted net income per share beginning with the issuance of our 1.25% convertible senior notes on June 1, 2004. The impact of the convertible note repurchase was anti-dilutive for the three and nine months ended September 30, 2009, and has been excluded from the computation of diluted net income per share as a result.
3. FAIR VALUE MEASUREMENTS
Financial assets and liabilities that are measured and reported at fair value at each reporting period are classified and disclosed in one of the following three categories:

Level 1 –	Observable inputs such as quoted prices in active markets;

Level 2 –	Other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly, including:
•	Quoted prices for similar assets or liabilities in active markets;

•	Quoted prices for identical or similar assets in non-active markets;

•	Inputs other than quoted prices that are observable for assets or liabilities; and

•	Inputs that are derived principally from or corroborated by other observable market data.

Level 3 –	Unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimate of market participant assumptions, including assumptions about risk.
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

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table sets forth by level within the fair value hierarchy, our financial assets that were accounted for at fair value on a recurring basis at September 30, 2010 and December 31, 2009, (in thousands), according to the valuation techniques we used to determine their fair values. There have been no transfers of assets between the fair value hierarchies presented below:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Balance as of September 30, 2010
Cash and cash equivalents	$329,514	$329,514	$—	$—
Restricted cash	3,286	3,286	—	—
Certificates of deposit	93	93	—	—
U.S. government sponsored entities	16,025	16,025	—	—
Corporate bonds	27,543	27,543	—	—
Student loan bonds	84,126	—	—	84,126
Market basis equity investments	4,628	4,628	—	—

Total assets measured at fair value	$465,215	$381,089	$—	$84,126

Balance as of December 31, 2009
Cash and cash equivalents	$392,704	$392,704	$—	$—
U.S. government sponsored entities	3,997	3,997	—	—
Corporate Bonds	11,231	11,231	—	—
Student loan bonds	92,801	—	—	92,801

Total assets measured at fair value	$500,733	$407,932	$—	$92,801

The following table is a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3 inputs) (in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	Short-term	Long-term
	Investments	Investments	Total
Balance as of December 31, 2008	$—	$93,213	$93,213
Total gains or losses (realized/unrealized) included in other comprehensive income	—	9,988	9,988
Purchases	—	—	—
Issuances	—	—	—
Settlements	—	(10,400)	(10,400)
Transfers in and/or out of Level 3	—	—	—

Balance as of December 31, 2009	—	92,801	92,801
Total gains or losses (realized/unrealized) included in other comprehensive income	—	(175)	(175)
Purchases	—	—	—
Issuances	—	—	—
Settlements	—	(8,500)	(8,500)
Transfers in and/or out of Level 3	—	—	—

Balance as of September 30, 2010	$—	$84,126	$84,126

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Restricted Cash. Consist of cash and cash equivalents that are held in escrow accounts and restricted by agreements with third parties for a particular purpose. The carrying amount approximates fair value and is classified as Level 1.
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
Corporate Bonds. Consist of investment grade corporate bonds that trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. The fair value of these bonds was measured using quoted market prices and is classified as Level 1. The contractual maturity of these investments is within three years.
Auction Rate Securities (Student loan bonds in table). As of September 30, 2010, we held $90.6 million of auction rate securities (ARS) at par value which we have recorded at a $84.1 million fair value; all of the ARS are AAA/Aaa rated and 105%-115% over collateralized by student loans guaranteed by the U.S. government with the exception of one security which is rated AAA/A3 and one security which is rated AAA/Aa1. All the securities are 100% guaranteed by the Department of Education or the Federal Family Education Loan Program (FFELP) with the exception of two securities which are 82.5% and 99% guaranteed by FFELP. Almost all of these securities continue to fail at auction due to continued illiquid market conditions.
Due to the illiquid market conditions, the Company determined a market value discount was required in calendar year 2008 and recorded a temporary fair value reduction of $16.3 million (14.9% of par value) to “Accumulated other comprehensive income (loss)”. Since 2008, we have successfully liquidated $18.9 million of our ARS at par ($0.1 million in the third quarter of 2010). As of September 30, 2010, the adjusted market value discount on the remaining ARS was $6.5 million (7.1% of par value). This fair value adjustment is recorded in our balance sheet under “Accumulated other comprehensive income (loss)”.
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
The aggregate ARS portfolio is yielding 1.5% and we continue to receive 100% of the contractually required interest payments. The portfolio has a weighted average maturity of 29.6 years. We continue to believe that we will be able to liquidate at par over time. We do not intend to sell the investments prior to recovery of their amortized cost basis nor do we believe it is more likely than not we may be required to sell the investments prior to recovery of their amortized cost basis. Accordingly, we treated the fair value decline as temporary. We anticipate we will have sufficient cash flow from operations to execute our business strategy and fund our operational needs. We believe that capital markets are also available if we need to finance other investing alternatives.
Based on the current illiquid market conditions, the Company classifies its ARS as Level 3 long-term investments until the Company has received a call or partial call on the securities. Upon receipt of a call or partial call, the Company classifies the securities subject to the call or partial call, as Level 1 short term investments. As of September 30, 2010 the fair value of the Company’s $90.6 million in ARS was classified as $84.1 million Level 3 long-term investments. Also as of September 30, 2010, the difference between fair value and par value of the ARS was $6.5 million, or 1.4% of total assets measured at fair value or 0.7% of total assets reported in our financial statements.

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Market Basis Equity Investments. Consist of available for sale equity securities that trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. The fair value of these investments was measured using quoted market prices and is classified as Level 1.
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
In the third quarter of 2010, we had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.
The aggregate carrying value and fair value of the Company’s cost method equity investments at September 30, 2010, and December 31, 2009, was $23.8 million and $25.1 million, respectively. The decrease in carrying value was due to translation adjustments. The Company acquired the majority of these investments in late 2009 and believes the entity valuations completed at acquisition continue to represent the fair value of the acquisitions.
As of September 30, 2010 and December 31, 2009, the fair value of our $8.8 million 1.25% fixed rate convertible senior notes was valued at $7.3 million and $7.5 million, respectively, based on the quoted fair market value of the debt.
4. INVESTMENTS
As of September 30, 2010, and December 31, 2009, our available-for-sale securities consisted of the following (in thousands):

		Unrealized Gain (Loss)			Maturities/Reset Dates
		Less than 12	Greater than 12		Less than 12	Greater than 12
	Cost	Months	Months	Fair Value	Months	Months
Balance as of September 30, 2010
Certificates of Deposit	$93	$—	$—	$93	$93	$—
U.S. government sponsored entities	16,011	14	—	16,025	16,025	—
Corporate Bonds	27,422	121	—	27,543	8,688	18,855
Student loan bonds	90,600	—	(6,474)	84,126	—	84,126
Market basis equity investments (1)	4,628	—	—	4,628	—	4,628

Total available-for-sale securities	$138,754	$135	$(6,474)	$132,415	$24,806	$107,609

Balance as of December 31, 2009
U.S. government sponsored entities	$3,999	$(2)	$—	$3,997	$1,993	$2,004
Corporate Bonds	11,221	10	—	11,231	3,112	8,119
Student loan bonds	99,100	—	(6,299)	92,801	—	92,801

Total available-for-sale securities	$114,320	$8	$(6,299)	$108,029	$5,105	$102,924

(1) Cost is net of a $1.6 million non-cash other than temporary impairment recorded in the third quarter 2010 statement of operations.
Realized gains or losses on investments are recorded in our statement of operations within “Other expense, net”. In the three and nine months ended September 30, 2010, the Company’s proceeds on sales of investments equaled par value. Upon the sale of a security classified as available for sale, the amount reclassified out of “Accumulated other comprehensive income (loss)” into earnings or net assets is based on the average cost method. In the three and nine months ended September 30, 2010, the Company reclassified from “Accumulated other comprehensive income (loss)” to net assets $0.04 million and $0.4 million, respectively, related to securities settled at par within the periods. Realized losses on sales of investments were immaterial in the three and nine months ended September 30, 2010.
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

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
first two years subsequent to the acquisition. Prior to this acquisition, we held a 19% investment in fatfoogoo; this investment was recorded using the cost method in our financial statements.
The results of operations of fatfoogoo and the estimated fair value of the acquired assets and assumed liabilities have been included in our Condensed Consolidated Financial Statements. The allocation of the purchase price was based upon valuations for certain assets and assumed liabilities and was completed during the third quarter.
On August 31, 2010, we entered an agreement to acquire substantially all of the assets and assume certain liabilities of Journey Education Marketing, Inc. for approximately $21.0 million. In conjunction with the transaction, we paid $7.0 million in cash and assume certain liabilities. Of the purchase price, $5.0 million is held in escrow to address potential purchase price adjustments and indemnification claims. Prior to this asset acquisition, the Company held no investment in Journey Education Marketing, Inc. The agreement secures us access to academic distribution channels in the U.S. K-12 and post-secondary academic markets. Liabilities assumed in the agreement included $2.9 million in term loans that were in default as of the acquisition date; our intent is pay-off these obligations in the fourth quarter of 2010. The assumed $2.9 million are recorded as current liabilities.
The asset purchase will be accounted for as a business combination under GAAP. The assets and liabilities related to the agreement have been recorded in Digital River Educational Services, Inc.; the results of operations of this entity and the preliminary estimated fair value of the acquired assets and assumed liabilities have been included in our Condensed Consolidated Financial Statements. The preliminary allocation of the purchase price was based upon preliminary valuations for certain assets and assumed liabilities and will be completed in subsequent quarters. The final allocation of the purchase price may be different from our preliminary allocation.
Acquisitions completed in 2009
No acquisitions in 2009.
Future Earn-outs
As of September 30, 2010, there were estimated future earn-outs of $1.4 million in accrued acquisition liabilities.
6. STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation expense related to employee stock options, awards and employee stock purchases recognized (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Costs and expenses
Direct cost of services	$168	$160	$467	$501
Network and infrastructure	268	215	736	535
Sales and marketing	1,866	1,704	5,115	4,864
Product research and development	675	670	2,308	1,748
General and administrative	2,303	1,909	6,652	5,608

Stock-based compensation included in costs and expenses	$5,280	$4,658	$15,278	$13,256

7. INCOME TAXES
For the three months ended September 30, 2010 and 2009, our tax benefit was $4.8 million and our tax expense was $4.3 million, respectively. For the three months ended September 30, 2010, our tax benefit consisted of approximately $5.1 million of U.S. tax benefit and $0.3 million of foreign tax expense. The tax benefit was a result of the U.S. tax consequences of a distribution from our German operations. The distribution created excess foreign tax credits due to the difference between a higher German effective tax rate compared to the U.S. tax rate. For the three months ended September 30, 2010 and 2009, the tax rate was (436.5%) and 28.2%, respectively.
For the nine months ended September 30, 2010 and 2009, our tax benefit was $4.5 million and our tax expense was $11.6 million, respectively. For the nine months ended September 30, 2010, our tax benefit consisted of approximately $5.3 million

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
of U.S tax benefit and $0.8 million of foreign tax expense. For the nine months ended September 30, 2010 and 2009, the tax rate was (75.9%) and 24.3%, respectively.
As of September 30, 2010, we had $8.5 million of unrecognized tax benefits, excluding related interest. All of these unrecognized tax benefits would affect our effective tax rate if recognized. Gross unrecognized tax benefits increased by $1.0 million during the quarter for items identified during the current period. As of September 30, 2010, we had approximately $1.1 million of accrued interest related to uncertain tax positions.
There is uncertainty of future realization of a portion of the deferred tax assets resulting from acquired tax loss carryforwards. Therefore a valuation allowance was recorded against the tax effect of such tax loss carryforwards. At September 30, 2010, the Company has a valuation allowance on approximately $1.4 million of deferred tax assets as we believe it is more likely than not that these deferred tax assets will not be realized.
Due to the potential resolution of examinations currently being performed by taxing authorities and the expiration of various statutes of limitation, it is reasonably possible that the balance of our gross unrecognized tax benefits may change within the next twelve months by a range of zero to $3.2 million.
8. CONTINGENCIES
Litigation
DDR Holdings, LLC (DDR Holdings) has brought a claim against us and several other defendants regarding U.S. Patents No. 6,629,135 (the “‘135 patent”) and 6,993,572 (the “‘572 patent”), which are owned by DDR Holdings. These patents claim e-commerce outsourcing systems and methods relating to the provision of outsourced e-commerce support pages having a common look and feel with a host’s website. The case was filed in the U.S. District Court for the Eastern District of Texas on January 31, 2006. The complaint seeks injunctive relief, declaratory relief, damages and attorneys’ fees. We have denied infringement of any valid claim of the patents-in-suit, and have asserted counter-claims which seek a judicial declaration that the patents are invalid and not infringed. In September 2006, DDR Holdings filed an application for reexamination of its patents based upon the prior art produced by us and the other defendants in the case. As part of that application, DDR Holdings asserted that this prior art raised a substantial question as to the patentability of the inventions claimed in the patents. In December 2006, the Court stayed the litigation pending a decision on the reexamination application. In February 2007, the U.S. Patent and Trademark Office ordered reexamination of DDR Holdings’ patents. On January 5, 2009, the U.S. Patent and Trademark Office issued a final office action rejecting the claims in the ‘135 patent which were subject to reexamination. On January 14, 2009, the U.S. Patent and Trademark Office issued a final office action rejecting all but two of the claims in the ‘572 patent which were subject to reexamination. On April 16, 2010, the Board of Patent Appeals and Interferences reversed the decision of the Examiner to reject the claims in the ‘135 patent and the ‘572 patent which were subject to reexamination. On July 20, 2010, the U.S. Patent and Trademark Office issued Reexamination Certificates for the ‘135 and ‘572 patents with no changes to the asserted patent claims. On October 6, 2010, the Court granted DDR Holdings’ unopposed motion to lift the stay in the Texas litigation. On October 18, 2010, DDR Holdings filed an additional lawsuit in the same U.S. District Court against us and other defendants on a related, more recently issued patent. We intend to vigorously defend ourselves in the DDR Holdings matters, however, given the relatively early stage of the proceedings, no assurances can be given at this time as to the ultimate outcome of this case, or the range of potential loss should the outcome be unfavorable.
We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the final outcome of these matters is currently not determinable, we believe there is no ordinary course litigation pending against us that is likely to have, individually or in the aggregate, a material adverse effect on our consolidated financial position, results of operation or cash flows. Because of the uncertainty inherent in litigation, it is possible that unfavorable resolutions of these lawsuits, proceedings and claims could exceed the amount we have currently reserved for these matters.
Third parties have from time-to-time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We have been notified of several potential patent disputes, and expect that we will increasingly be subject to patent infringement claims as our services expand in scope and complexity. We have in the past been forced to litigate such claims. We may also become more vulnerable to third-party claims as laws, such as the Digital Millennium Copyright Act, the Lanham Act and the Communications Decency Act are interpreted by the courts and as we expand geographically into jurisdictions where the underlying laws with respect to the potential liability of online intermediaries like ourselves are either unclear or less favorable. These claims, whether meritorious or not, could be time consuming and costly to resolve, cause service upgrade delays, require expensive changes in our methods of doing business, or could require us to pay damages or enter into costly royalty or licensing agreements.

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
We incurred interest expense of $0.03 million in the three months ended September 30, 2010 and September 30, 2009, and made interest payments of $0.1 million and $0.1 million, respectively. We incurred interest expense of $0.1 million and $5.3 million in the nine months ended September 30, 2010 and September 30, 2009, respectively, and made interest payments of $0.1 million and $1.3 million, respectively. Interest expense for the nine months ended September 30, 2009, included the $5.2 million write-off of debt financing costs related to the retirement of the Notes in January 2009.
10. SUBSEQUENT EVENTS
On November 1, 2010, we issued $345 million in aggregate principal amount of 2.00% Convertible Senior Notes due 2030 (2010 Notes). The 2010 Notes bear interest at a fixed rate of 2.00% per year, payable semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2011. The 2010 Notes are convertible into shares of Digital River’s common stock, based on an initial conversion rate of 20.3537 shares of Digital River’s common stock per $1,000 principal amount of the 2010 Notes, which is equivalent to an initial conversion price of approximately $49.13 per share of common stock. The conversion rate and conversion price are subject to adjustment in certain circumstances, such as distributions of dividends or stock splits, and may be subject to a make-whole premium in the event of certain change of control or other events. The 2010 Notes mature on November 1, 2030, unless previously repurchased, redeemed or converted in accordance with their terms prior to such date. We may not redeem the 2010 Notes until November 1, 2015. The noteholders may require us to repurchase the 2010 Notes on each of November 1, 2015, November 1, 2020 and November 1, 2025 or upon certain change of control or other events. The 2010 Notes are senior unsecured obligations and will rank equally with all of existing and future senior unsecured debt and senior to all of existing and future subordinated debt.
The Company used $35 million of the net proceeds from the sale of the 2010 Notes to repurchase shares of its common stock pursuant to a share buyback program, and intends to use the remainder of the net proceeds from the sale of the 2010 Notes for general corporate and strategic purposes.

DIGITAL RIVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11. RESTATEMENT OF FIRST QUARTER 2009 FINANCIALS
The Company reported net income of $16.6 million, or $0.45 per diluted share for the quarter ended March 31, 2009, in its first quarter 2009 Form 10-Q filed on May 8, 2009. In performing its detailed review of the financial statements and notes at year end 2009, management identified an additional adjustment associated with its January 2, 2009, convertible note repurchase. Management determined that a $5.2 million non-cash expense for debt financing costs ($3.3 million net of tax) was incorrectly charged to additional paid-in capital in the first quarter 2009 and should have been expensed to “other income (expense), net”. The impact of the note repurchase on diluted earnings per share was anti-dilutive and has been excluded as a result. The restated results decrease our reported net income for the three months ended March 31, 2009, by $3.3 million or $0.09 per diluted share. The write-off of the debt financing costs was correctly reported in our Forms 10-K and 10-K/A for the year ended December 31, 2009.

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
Our products and services allow our clients to focus on promoting and marketing their products and brands while leveraging our investments in technology and infrastructure to facilitate the purchase of products through their online websites. When shoppers visit one of our clients’ branded websites and purchase goods, they are transferred to an e-commerce store and/or shopping cart operated by us on our e-commerce platforms. Once on our system, shoppers can browse for products and make purchases online. We typically are the seller of record for transactions through our client branded stores. After a purchase is made, we either deliver the product digitally via download over the Internet or transmit instructions to a third party for physical fulfillment of the order. We also typically process the buyer’s payment as the merchant of record, including collection and remittance of applicable taxes and compliance with various regulatory matters. We have invested substantial resources to develop our e-commerce and marketing platforms, including business-to-business software, and we provide access and use of our platforms to our clients as a service as opposed to selling the software to be operated on their own in-house computer hardware. Our e-commerce store solutions range from simple remote control models to more comprehensive online store models.
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
As announced on October 12, 2009, Symantec Corporation informed us that it elected not to renew its e-commerce agreement with us. As a consequence, their e-commerce agreement terminated on June 30, 2010. We recorded $0.3 million and $25.2 million in overall revenues from the Symantec contract in the three and nine months ended September 30, 2010, respectively. We intend to moderate the impact of the reduction in revenue on our consolidated financial results through acquisition of new clients, organic growth within existing clients, new product and service introductions, cost-saving initiatives and acquisition activities. Unless we generate sufficient new business to offset the loss of Symantec’s business, our 2009 financial results will be difficult to duplicate.
On September 1, 2010, we announced an amendment of our agreement with Microsoft Corporation (“Microsoft”) to extend the term of the Microsoft Operations Digital Distribution Agreement through October 31, 2013. On August 30, 2010, we entered into the Microsoft Store USA statement of work with Microsoft whereby we will build, host and manage Microsoft® Store, an e-commerce store that supports the sale and fulfillment of Microsoft and third party software as well as consumer electronics products to customers in the United States. The agreement contemplates Digital River providing e-commerce hosting and payment processing services in connection with Microsoft Store in addition to Digital River maintaining its role as a reseller of Microsoft products via Digital River’s existing online stores. Currently, we are providing e-commerce services, ranging from transaction and payment processing, to e-marketing, digital downloads, fraud prevention and multi-lingual customer support in support of some of the popular Microsoft software titles, including Microsoft© Office. The global arrangement incorporates digital fulfillment across multiple geographies, including North America, Asia, Europe and Latin America.
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
Results of Operations
The following table sets forth certain items from our condensed consolidated statements of operations as a percentage of total revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue	100.0%	100.0%	100.0%	100.0%

Costs and expenses (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	5.3	4.6	5.0	4.1
Network and infrastructure	13.1	11.9	13.1	11.1
Sales and marketing	39.5	38.3	41.7	38.7
Product research and development	16.5	14.2	17.3	13.2
General and administrative	12.9	9.4	12.3	9.5
Depreciation and amortization	7.2	5.2	6.7	4.6
Amortization of acquisition-related intangibles	2.6	1.8	2.0	1.9

Total costs and expenses	97.1	85.4	98.1	83.1

Income (loss) from operations	2.9	14.6	1.9	16.9
Interest Income	0.8	0.6	0.8	0.8
Other income (expense), net	(2.4)	0.3	(0.5)	(1.7)

Income (loss) before income taxes	1.3	15.5	2.2	16.0
Income tax expense (benefit)	(5.6)	4.4	(1.7)	3.9

Net income (loss)	6.9%	11.1%	3.9%	12.1%

REVENUE. Our revenue was $85.0 million for the three months ended September 30, 2010 compared to $99.4 million for the same period in the prior year, a decrease of $14.4 million or 14.5%. For the nine months ended September 30, 2010, revenue totaled $265.5 million, a decrease of $33.4 million, or 11.2%, from revenue of $298.9 million for the same period in the prior year. The revenue decrease is primarily attributable to the decline in Symantec revenue of $29.0 million and $66.1 million for the three and nine months ended September 30, 2010, respectively, compared to the same periods in the prior year. Excluding Symantec, revenue increased 20.7% for the three months ended September 30, 2010, over the same period in the prior year. The increase is attributed to increased traffic, growth in the number of consumer electronic clients, growth in our digital software business and expanded strategic marketing activities with a larger number of clients. The revenue increase was also partially offset by foreign currency impact year over year.
International e-commerce sales were approximately 46.0% and 45.8% of total sales in the three and nine month periods ended September 30, 2010, compared to 41.9% and 39.0% for the same periods in the prior year. The increase in international revenue was primarily driven by the loss of Symantec revenue resulting in a changed mix in international sales. The revenue increase was also partially offset by foreign currency impact year over year.
Sales of products for Symantec accounted for approximately 0.3% of our revenue in the three month period ended September 30, 2010, compared to 22.3% for the same period in the prior year. In addition, revenues derived from proprietary Digital River services sold to Symantec consumers and dealer network sales of Symantec products were immaterial to our total revenue in the three months ended September 30, 2010, compared to 7.1% for the same period in the prior year. Sales of products for Symantec accounted for approximately 8.0% of our revenue in the nine month period ended September 30, 2010, compared to 22.9% for the same period in the prior year. In addition, revenues derived from proprietary Digital River services sold to Symantec consumers and dealer network sales of Symantec products amounted to approximately 1.5% of our total revenue in the nine months ended September 30, 2010, compared to 7.6% for the same period in the prior year.
DIRECT COST OF SERVICES. Direct cost of services primarily includes costs related to personnel, product fulfillment, backup CD production and delivery solutions and certain client-specific costs. Direct cost of service expenses were $4.5 million for the three months ended September 30, 2010, compared to $4.6 million for the same period in the prior year. For the nine months ended September 30, 2010, direct cost of service expense was $13.5 million, compared to $12.5 million for the same period in the prior year. The increases for the nine months ended September 30, 2010 compared to the same period in the prior year were primarily attributable to higher CD production and delivery volume.
As a percentage of revenue, direct cost of services were 5.3% and 5.0% for the three and nine months ended September 30, 2010, compared to 4.6% and 4.1% for the same periods in the prior year.
NETWORK AND INFRASTRUCTURE. Our network and infrastructure expenses primarily include personnel related expenses, costs to operate and maintain our technology platforms, customer service, data communication and data center operations. Network and infrastructure expenses were $11.1 million and $11.8 million for the three months ended September 30, 2010 and 2009, respectively. This decrease was due to a one time severance and transition costs related to outsourcing our customer service operations to Tennessee-based Sitel Corporation in 2009. Network and infrastructure expenses were $34.7 million and $33.1 million for the nine months ended September 30, 2010 and 2009, respectively. This increase was mainly due to increased data communication expenses, software license expense, and higher client website traffic as a result of various marketing campaigns and client product launches.
As a percentage of revenue, network and infrastructure expenses were 13.1% for both the three and nine months ended September 30, 2010, compared to 11.9% and 11.1% for the same periods in the prior year.
SALES AND MARKETING. Our sales and marketing expenses include credit card transaction and other payment processing fees, personnel and related costs, advertising, promotional and product marketing expenses, credit card chargebacks and bad debt expense. Sales and marketing expenses were $33.6 million and $38.1 million for the three months ended September 30, 2010 and 2009, respectively. Sales and marketing expenses were $110.8 million and $115.7 million for the nine months ended September 30, 2010 and 2009, respectively. The decrease in sales and marketing was primarily driven by lower payment processing related fees and lower marketing and advertising costs partially offset by higher workforce related costs to drive new products and incremental revenue.
As a percentage of revenue, sales and marketing expenses were 39.5% and 41.7% in the three and nine months ended September 30, 2010, compared to 38.3% and 38.7% for the same periods in the prior year.
PRODUCT RESEARCH AND DEVELOPMENT. Our product research and development expenses include personnel and related expenses associated with developing, maintaining and enhancing our technology platforms and related systems. Product research and development expenses were $14.0 million and $14.1 million for the three months ended September 30, 2010 and 2009, respectively. Product research and development expenses were $45.9 million and $39.6 million for the nine months ended September 30, 2010 and 2009, respectively. Lower capitalization of internal and consulting labor and higher research and development workforce related costs were incurred during the nine month period ended September 30, 2010 as compared to the same period of the prior year. These costs support the increased investment in technologies used to strengthen our leadership position in software and unlock opportunities in markets such as consumer electronics, games, subscriptions, and business-to-business software. These investments advance global system scalability, our e-marketing capabilities, data management and client reporting.
As a percentage of revenue, product research and development expenses were 16.5% and 17.3% in the three and nine months ended September 30, 2010, compared to 14.2% and 13.2% for the same periods in the prior year.
GENERAL AND ADMINISTRATIVE. Our general and administrative expenses primarily include executive, accounting and administrative personnel and related expenses, professional fees for legal, tax and audit services, bank fees and insurance. General and administrative expenses were $11.0 million and $9.3 million for the three months ended September 30, 2010 and 2009, respectively. General and administrative expenses were $32.6 million and $28.3 million for the nine months ended September 30, 2010 and 2009, respectively. The increase in general and administrative costs was mainly due to higher workforce related costs and regulatory fees.

As a percentage of revenue, general and administrative expenses were 12.9% and 12.3% for the three and nine months ended September 30, 2010, compared to 9.4% and 9.5% for the same periods in the prior year.
DEPRECIATION AND AMORTIZATION. Our depreciation and amortization expenses include the depreciation of computer equipment, office furniture, the amortization of purchased and internally developed software, leasehold improvements and debt financing costs. Computer equipment, software and furniture are depreciated under the straight-line method using three to seven year lives and leasehold improvements are amortized over the shorter of the life of the asset or the remaining length of the lease. Depreciation and amortization expense was $6.1 million and $17.7 million for the three and nine months ended September 30, 2010, respectively, compared to $5.2 million and $13.6 million for the same periods in the prior year. The increased expense was primarily due to the amortization of our new enterprise resource planning system and a new data management and reporting infrastructure.
AMORTIZATION OF ACQUISITION-RELATED INTANGIBLES. Amortization of acquisition-related intangibles consisted primarily of the amortization of customer relationships, technology and trade names acquired in acquisitions. Amortization of acquisition-related intangible assets was $2.2 million and $5.3 million for the three and nine months ended September 30, 2010, respectively, compared to $1.8 million and $5.7 million for the same periods in the prior year.
INTEREST INCOME. Our interest income represents the total of interest income on our cash, cash equivalents, short-term investments, certain long-term investments and interest received on tax refunds. Interest income was $0.7 million and $2.0 million for the three and nine months ended September 30, 2010, respectively, compared to $0.6 million and $2.5 million for the same periods in the prior year. For the nine month period ended September 30 interest income declined due to lower market yields on our portfolio.
OTHER INCOME (EXPENSE), NET. Our other income (expense), net includes the total of interest expense on our debt, foreign currency transaction gains and losses and impairment of equity investments. Interest expense was $0.1 million and $0.1 million for the three and nine months ended September 30, 2010, respectively, compared to $0.03 million and $5.3 million for the same periods in the prior year. The decrease in other interest expense in the nine months ended September 30, 2010, was due to the $5.2 million write-off of debt financing costs related to the retirement of the Notes in January 2009. Foreign currency re-measurement was a loss of $0.5 million and a gain of $0.5 million for the three and nine months ended September 30, 2010, respectively, compared to a gain of $0.3 million and $0.1 million for the three and nine months ended September 30, 2009, respectively. Other than temporary impairment of available for sale equity investments was $1.6 million for both the three and nine months ended September 30, 2010. There was no other than temporary impairment of available for sale equity investments for the three and nine months ended September 30, 2009.
INCOME TAXES. For the three months ended September 30, 2010 and 2009, our tax benefit was $4.8 million and our tax expense was $4.3 million, respectively. For the three months ended September 30, 2010, our tax benefit consisted of approximately $5.1 million of U.S. tax benefit and $0.3 million of foreign tax expense. The tax benefit was a result of the U.S. tax consequences of a distribution from our German operations. The distribution created excess foreign tax credits due to the difference between a higher German effective tax rate compared to the U.S. tax rate. For the three months ended September 30, 2010 and 2009, the tax rate was (436.5%) and 28.2%, respectively.
For the nine months ended September 30, 2010 and 2009, our tax benefit was $4.5 million and our tax expense was $11.6 million, respectively. For the nine months ended September 30, 2010, our tax benefit consisted of approximately $5.3 million of U.S tax benefit and $0.8 million of foreign tax expense. For the nine months ended September 30, 2010 and 2009, the tax rate was (75.9%) and 24.3%, respectively.
Off Balance Sheet Arrangements
None.

Liquidity and Capital Resources
As of September 30, 2010, we had $329.5 million of cash and cash equivalents. Our primary source of internal liquidity is our operating activities. Net cash used in operations for the nine months ended September 30, 2010, of $0.03 million was primarily the result of net income adjusted for non-cash expenses offset by balance sheet changes such as a decrease in accounts payable. Net cash provided by operations for the nine months ended September 30, 2009, of $106.2 million was primarily the result of net income adjusted for non-cash expenses and balance sheet changes such as a decrease in prepaid and other assets.
Net cash used in investing activities for the nine months ended September 30, 2010, was $56.1 million and was the result of net purchases of investments of $25.7 million, net cash paid for acquisitions of $14.6 million, purchases of equipment and capitalized software of $13.7 million and an increase in restricted cash of $2.2 million. Net cash used for investing activities for the nine months ended September 30, 2009, was $30.3 million and was the result of net sales of investments of $0.3 million, net cash paid for acquisitions of $4.5 million, and purchases of capital equipment and capitalized software of $26.1 million.
Net cash provided by financing activities for the nine months ended September 30, 2010, was $0.5 million. Proceeds of $1.9 million were provided by the sale of stock through the exercise of stock options, proceeds of $1.1 million were provided by the sale of stock under the employee stock purchase plan, cash used in the repurchase of restricted stock to satisfy tax withholding obligation was $3.2 million and proceeds of $0.6 million were provided by the excess tax benefit from stock-based compensation. Net cash used for financing activities for the nine months ended September 30, 2009, was $176.2 million. Cash paid for the convertible senior notes was $186.7 million, proceeds of $9.1 million were provided by the sale of stock through the exercise of stock options, proceeds of $1.3 million were provided by the sale of stock under the employee stock purchase plan, cash used in the repurchase of restricted stock to satisfy tax withholding obligation was $0.6 million and proceeds of $0.6 million were provided by the excess tax benefit from stock-based compensation.
As announced on October 12, 2009, Symantec Corporation informed us that it elected not to renew its e-commerce agreement with us. As a consequence, their e-commerce agreement terminated on June 30, 2010. We recorded $0.3 million and $25.2 million in overall revenues from the Symantec contract in the three and nine months ended September 30, 2010, respectively. We intend to moderate the impact on our consolidated financial results of the reduction in revenue through acquisition of new clients, organic growth within existing clients, new product and service introductions, cost-saving initiatives and acquisition activities. Unless we generate sufficient new business to offset the loss of Symantec’s business, our 2009 financial results will be difficult to duplicate in 2010.
As of September 30, 2010, we held $90.6 million of auction rate securities (ARS) at par value which we have recorded at a $84.1 million fair value; all of the ARS are AAA/Aaa rated and 105%-115% over collateralized by student loans guaranteed by the U.S. government with the exception of one security which is rated AAA/A3 and one security which is rated AAA/Aa1. All the securities are 100% guaranteed by the Department of Education or the Federal Family Education Loan Program (FFELP) with the exception of two securities which are 82.5% and 99% guaranteed by FFELP. Almost all of these securities continue to fail at auction due to continued illiquid market conditions.
Due to the illiquid market conditions, the Company determined a market value discount was required in calendar year 2008 and recorded a temporary fair value reduction of $16.3 million (14.9% of par value) to “Accumulated other comprehensive income (loss)”. Since 2008, we have successfully liquidated $18.9 million of our ARS at par ($0.1 million in the third quarter of 2010). As of September 30, 2010, the adjusted market value discount on the remaining ARS was $6.5 million (7.1% of par value). This fair value adjustment is recorded in our balance sheet under “Accumulated other comprehensive income (loss)”.
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
The aggregate ARS portfolio is yielding 1.5% and we continue to receive 100% of the contractually required interest payments. The portfolio has a weighted average maturity of 29.6 years. We continue to believe that we will be able to liquidate at par over time. We do not intend to sell the investments prior to recovery of their amortized cost basis nor do we believe it is more likely than not we may be required to sell the investments prior to recovery of their amortized cost basis. Accordingly, we treated the fair value decline as temporary. We anticipate we will have sufficient cash flow from operations to execute our business strategy and fund our operational needs. We believe that capital markets are also available if we need to finance other investing alternatives.
Based on the current illiquid market conditions, the Company classifies its ARS as Level 3 long-term investments until the Company has received a call or partial call on the securities. Upon receipt of a call or partial call, the Company classifies the securities subject to the call or partial call, as Level 1 short term investments. As of September 30, 2010 the fair value of the Company’s $90.6 million in ARS was classified as $84.1 million Level 3 long-term investments. Also as of September 30, 2010, the difference between fair value and par value of the ARS was $6.5 million, or 1.4% of total assets measured at fair value or 0.7% of total assets reported in our financial statements.
Application of Critical Accounting Policies
Critical Accounting Estimates and Policies
A detailed description of our significant accounting policies can be found in our most recent Annual Report filed on Forms 10-K and 10-K/A for the fiscal year ended December 31, 2009.
Recent Accounting Pronouncements
Accounting Standards Update (ASU) 2009-13 – Multiple-Deliverable Revenue Arrangements: In October 2009, the Financial Accounting Standards Board (FASB) issued ASU 2009-13. This update provides amendments to Accounting Standards Codification (ASC) Topic 605 – Revenue Recognition that enables vendors to account for products or services (deliverables) separately rather than as a combined unit. The amendments eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The amendments also require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. Additionally, disclosures related to multiple-deliverable revenue arrangements have also been expanded. The provisions will be effective for fiscal years beginning on or after June 15, 2010 and we will adopt in the first quarter of 2011. We are currently evaluating the impact of ASU 2009-13.
ASU 2010-06 – Improving Disclosures about Fair Value Measurements: In January 2010, the FASB issued ASU 2010-06. This update provides amendments to ASC Topic 820 – Fair Value Measurements and Disclosures that requires additional disclosures about transfers into and out of Levels 1 and 2 in the fair value hierarchy and additional disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements. Additionally, it clarifies existing fair value disclosures about the level of disaggregation of inputs and valuation techniques used to measure fair value. We adopted the new disclosure requirements in ASU 2010-06 as of the period ended March 31, 2010.
ASU 2010-09 – Amendments to Certain Recognition and Disclosure Requirements: In February 2010, the FASB issued ASU 2010-09. This amendment to ASC Topic 855 – Subsequent Events removes the requirement for an SEC filer to disclose the date through which subsequent events are evaluated. This includes both issued and revised financial statements. We adopted the new disclosure requirements in ASU 2010-09 as of the period ended March 31, 2010.
ASC 810 – Consolidation of Variable Interest Entities: In June 2009, FASB issued additional guidance related to ASC Topic No. 810, “Consolidation” (ASC 810). ASC 810 requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This guidance requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. We adopted the additional guidance as of the period ended March 31, 2010, and it did not have a material impact on our Condensed Consolidated Financial Statements.
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
At September 30, 2010, we had long-term debt of $8.8 million associated with our Notes. The market value of our long-term debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.
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
Transaction Exposure
The Company enters into short-term foreign currency forward contracts to offset the foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in current earnings in “Other expense, net”. Foreign currency transaction gains and losses were a loss of $0.5 million and a gain of $0.3 million in the three months ended September 30, 2010, and 2009, respectively. Foreign currency transaction gains and losses were a gain of $0.5 million and $0.1 million in the nine months ended September 30, 2010, and 2009, respectively.
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
Other Market Risks
Investments in Auction Rate Securities
At September 30, 2010, we held approximately $90.6 million of ARS at par. In light of current conditions in the ARS market as described in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Quarterly Report on Form 10-Q, we may incur temporary unrealized losses, or other-than-temporary realized losses, in the future if market conditions persist and we are unable to recover the investment principal in our ARS.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010. The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation of our disclosure controls and procedures as of September 30, 2010, our Chief Executive officer and our Chief Financial Officer concluded that as of that date, our disclosure controls were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
We are in the process of converting to a new enterprise resource planning (ERP) system. Implementation of the new ERP system is scheduled to occur in phases. During the quarter ended September 30, 2010, no new phases of the new ERP system were implemented. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
As of the date of this filing, there have been no material changes from the risk factors set forth in our Current Report on Form 8-K filed on October 26, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 6. Exhibits
(a) Exhibits

EXHIBIT
NUMBER		DESCRIPTION OF DOCUMENTS

3.1	(1)	Amended and Restated Certificate of Incorporation, as amended, as currently in effect.

3.2	(2)	Amended and Restated Bylaws, as currently in effect.

4.1	(3)	Specimen of Common Stock Certificate.

4.2	(4)	Form of Senior Debt Indenture.

4.3	(4)	Form of Subordinated Debt Indenture.

4.4		References are made to Exhibits 3.1 and 3.2.

4.5	(5)	Indenture dated as of June 1, 2004 between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the Note.

10.1		Second Omnibus Amendment to the Microsoft Operations Digital Distribution Agreement

31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Digital River, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).*

		(Microsoft contract exhibit – to be added)

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

Date: November 2, 2010	DIGITAL RIVER, INC.
	By:	/s/ Thomas M. Donnelly
Thomas M. Donnelly
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER		DESCRIPTION OF DOCUMENTS
3.1	(1)	Amended and Restated Certificate of Incorporation, as amended, as currently in effect.

3.2	(2)	Amended and Restated Bylaws, as currently in effect.

4.1	(3)	Specimen of Common Stock Certificate.

4.2	(4)	Form of Senior Debt Indenture.

4.3	(4)	Form of Subordinated Debt Indenture.

4.4		References are made to Exhibits 3.1 and 3.2.

4.5	(5)	Indenture dated as of June 1, 2004 between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the Note.

10.1		Second Omnibus Amendment to the Microsoft Operations Digital Distribution Agreement

31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Digital River, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).*

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