Form 10-K
period 2010-12-31
DIGITAL RIVER INC /DE
filed 2011-02-24
CIK 1062530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010.
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

(952) 253-1234
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock $0.01 par value	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by checkmark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicated by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of June 30, 2010, there were 39,637,738 shares of Digital River, Inc. common stock, issued and outstanding. As of such date, based on the closing sales price as quoted by The Nasdaq Global Select Market, 38,438,690 shares of common stock, having an aggregate market value of approximately $919,069,000 were held by non-affiliates. For purposes of the above statement only, all directors and executive officers of the registrant are assumed to be affiliates.

The number of shares of common stock outstanding at February 1, 2011 was 39,024,595 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

CAUTIONARY STATEMENT

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, regarding our strategy, future operations, financial position, estimated revenue, projected costs, projected savings, prospects, plans, opportunities and objectives constitute “forward-looking statements.” The words “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” and similar types of expressions identify forward-looking statements, although not all such statements contain these identifying words. These forward-looking statements are based upon information that is currently available to us and/or management’s current expectations, speak only as of the date hereof, and are subject to risks and uncertainties. We expressly disclaim any obligation, except as required by law, or undertaking to update or revise any forward-looking statements contained or incorporated by reference herein to reflect any change or expectations with regard thereto or to reflect any change in events, conditions, or circumstances on which any such forward-looking statement is based, in whole or in part. Our actual results may differ materially from the results discussed in or implied by such forward-looking statements. We are subject to a number of risks, some of which may be similar to those of other companies of similar size in our industry, including rapid technological changes, competition, customer concentration, failure to successfully integrate acquisitions, adverse government regulations, failure to manage international activities, income we may not realize from our Microsoft relationship and loss of key individuals. Risks that may affect our operating results include, but are not limited to, those discussed in Part I Item 1A, titled “Risk Factors.” Readers should carefully review the risk factors described in this document and in other documents that we file from time to time with the Securities and Exchange Commission.

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

Our products and services allow our clients to focus on promoting and marketing their products and brands while leveraging our investments in technology and infrastructure to facilitate the purchase of products through their online websites. When shoppers visit one of our clients’ branded websites they are transferred to an e-commerce store and/or shopping cart operated by us on our e-commerce platforms. Once on our system, shoppers can browse for products and make purchases online. We typically are the seller of record for transactions through our client branded stores. After a purchase is made, we either deliver the product digitally via download over the Internet or transmit instructions to a third party for physical fulfillment of the order. We also typically process the buyer’s payment as the merchant of record, including collection and remittance of applicable taxes and compliance with various regulatory matters. We have invested substantial resources to develop our e-commerce and marketing platforms, including business-to-business software, and we provide access and use of our platforms to our clients as a service as opposed to selling the software to be operated on their own in-house computer hardware. Our e-commerce store solutions range from simple remote control models to more comprehensive online store models.

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

As announced on October 12, 2009, Symantec Corporation informed us that it elected not to renew its e-commerce agreement with us. As a consequence, their e-commerce agreement terminated on June 30, 2010. We recorded $25.2 million in overall revenues from the Symantec contract in 2010.

We view our operations and manage our business as one reportable segment, providing outsourced e-commerce solutions globally to a variety of companies, primarily in the software and high-tech products markets.

We were incorporated in Delaware in February 1994. Our headquarters are located at 9625 West 76th Street, Eden Prairie, Minnesota and our telephone number is 952-253-1234.

General information about us can be found at www.digitalriver.com under the “Company/Investor Relations” link or follow the Company on Twitter at twitter.com/digitalriverinc. Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments or exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with the Securities and Exchange Commission.

Industry Background

Growth of the Internet and E-Commerce.  E-Commerce sales continue to grow. The U.S. Commerce Department reported that e-commerce sales in 2010 rose 14.8% compared to 2009. We believe there are a number of factors that are contributing to the continued growth of e-commerce: (i) adoption of the Internet continues to increase globally; (ii) broadband technology is increasingly being used to deliver Internet service enabling the delivery of richer content as well as larger files to consumers; (iii) Internet users are becoming increasingly comfortable with the process of buying products online; (iv) the functionality of online stores continues to improve, offering a broader assortment of payment options with more promotion alternatives; (v) businesses are placing more emphasis on their online channel, reaching a larger audience at comparatively lower costs than other methods; and (vi) concerns about conflicts between online and traditional sales channels continue to subside. Additionally, we believe that current economic conditions have led to increased retail store closings which should drive more shoppers online as they shift to other channels, filling the void created by retail downsizings and bankruptcies.

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

We believe we can attract new clients and gain additional business with existing clients by expanding the range of services we offer. This includes services to enhance the e-commerce transaction as well as additional online marketing and payment services. We believe that by expanding the size and breadth of the catalog of products we offer, we will attract additional online retailers and affiliates seeking to offer their customers a wide range of quality products. We currently provide e-commerce services for thousands of software and digital products publishers, consumer electronic product manufacturers, game publishers and affiliates.

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

In addition to electronic fulfillment via download, we offer physical distribution services to our clients as well. We have contracted with third-party fulfillment agents that maintain inventories of physical products for shipment to buyers. These products are held by the fulfillment agent on consignment from our clients. We provide notification of product shipment to the buyer as well as shipment tracking, order status and inventory information. We also provide a service called “Physical on Demand” (POD), which utilizes robotic systems to create a client-branded product CD and packaging materials after a POD order has been placed. This eliminates the requirement for inventory to be stored in a warehouse as physical product is created only when needed. We provide extended download services for digital products for an additional fee, which enables buyers to download the products they have purchased more than once in the event of a computer failure or other unexpected problem. We believe physical fulfillment services are important to providing a complete e-commerce solution to our clients, particularly for non-digital products markets where digital fulfillment is not possible.

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

Architecture.  Our platforms are highly scalable and designed to handle tens of thousands of individual e-commerce stores and millions of products available for sale within those stores. These platforms consist of Digital River developed proprietary software applications running on multiple pods of Sun Microsystems and Dell servers that serve dynamic web pages using Oracle, SQL server and MySQL databases, .net Microsoft IIS and Oracle application servers. Our platforms are designed to support growth by adding servers, CPUs, memory and bandwidth without substantial changes to the software applications. We believe this level of scalability is a competitive advantage. The application software is written in modular layers, enabling us to quickly respond to industry changes, payment processing changes, changes to international requirements for taxes and export screening, banking procedures, encryption technologies, and new and emerging web technologies, including AJAX, Web Services, DHTML and web Caches.

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

Security.  We have security systems in place to control access to our internal systems and commerce data. Log-ins and passwords are required for all systems with additional levels of log-in, password and Internet Protocol security in place to control access on an individual basis. Access is only granted to commerce areas for which an individual is responsible. Multiple levels of firewalls prevent unauthorized access from the outside or access to confidential data from the inside. Our security system does not allow direct access to any client or customer data. We license certain encryption and authentication technology from third parties to provide secure transmission of confidential information such as credit card data. The security system is designed not to interfere with the consumer’s experience on our clients’ e-commerce sites.

Data Center Operations.  Continuous data center operations are crucial to our success. We currently maintain major data center operations in seven facilities: California and Minnesota, USA; and Germany, Ireland and Sweden. All major data center locations are currently processing transactions and serving downloads.

All data centers currently utilize multiple levels of redundant systems, including load balancers managing traffic volumes across web and application server farms, database servers, and enterprise disk storage arrays. For the majority of these systems, we have automatic failover procedures in place such that when a fault is detected, a process automatically takes that portion of the system offline and processing continues on the remaining redundant portions of the system, or in an alternate data center. In the event of an electrical power failure, we have redundant power generators and uninterruptible power supplies that protect our facilities. Fire suppression systems are present in each data center.

Our network software constantly monitors our clients’ e-commerce sites and internal system functions, and notifies systems engineers if any unexpected conditions arise. We lease multiple lines from diverse Internet service providers and maintain a policy of adding additional capacity if more than 40 percent of our capacity is consistently utilized. Accordingly, if one line fails, the other lines are able to assume the traffic load of the failed line. We also utilize content distribution networks operated by our vendors to serve appropriate types of traffic; currently, the majority of our image traffic and a substantial portion of our download traffic is served via the Akamai networks.

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

Intellectual Property

We believe the protection of our trademarks, copyrights, trade secrets and other intellectual property is critical to our success. We rely on patent, copyright and trademark enforcement, contractual restrictions, service mark and trade secret laws to protect our proprietary rights. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with certain parties with whom we conduct business in order to limit access to and disclosure of our proprietary information. We also seek to protect our proprietary position by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to our business. We currently have twenty-five U.S patents issued with four to seventeen years remaining prior to expiration. We also have over sixty-two U.S. and foreign patent applications pending. We pursue the registration of our trademarks and service marks in the U.S. and internationally. We have a number of registered trademarks in the U.S., European Union and other countries.

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

Employees

As of February 1, 2011, we employed 1,280 associates. We also employ independent contractors and other temporary employees. None of our employees are represented by a labor union, and we consider our employee relations to be good. Competition for qualified personnel in our industry is intense. We believe that our future success will continue to depend, in part, on our continued ability to attract, hire and retain qualified personnel.

Executive Officers

The following table sets forth information regarding our executive officers at February 1, 2011:

Name	Age	Position

Joel A. Ronning	54	Chief Executive Officer
Thomas M. Donnelly	46	Chief Financial Officer
Kevin L. Crudden	55	VP/General Counsel

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

Risks Related to Our Business

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

Factors that may affect our revenues, operating results, continued growth, and our stock price include the risks described elsewhere herein, as well as the following:

•	Client Development and Retention. We generate revenue by providing services to a wide variety of companies, primarily in the software and high-tech products markets. Therefore, it is important to our ongoing success that we maintain our key client relationships and, at the same time, both develop new client relationships and increase the number and type of products offered through our services. If we cannot develop and maintain satisfactory relationships with software and digital products publishers, manufacturers of consumer electronics and other goods, online retailers and online channel partners on acceptable commercial terms, or if clients elect to end their relationships with us and we are unable to generate sufficient additional revenue to compensate for the loss of those relationships, we will likely experience a decline in revenue and operating profit. New product verticals or market segments, and further penetration of existing product verticals and market segments, may require us to work with companies which have a limited operating history or greater risks than more established companies. This may result in the offering of products which are subject to higher chargeback rates or legal exposure and may generally expose us to greater legal and/or business risk. We may not be able to fully anticipate or mitigate all such risks. In the event claims are brought against us in connection with products offered by clients, especially clients with a limited operating history, weak sales, or who are or may become insolvent or bankrupt, we may not be successful in seeking indemnification for such claims from such clients and may be ultimately responsible for such claims.

•	We also depend on our clients to create and support products that consumers will purchase. We generally purchase products for resale from consignment or from distributors at the time of the resale to the consumer, and do not maintain an inventory of products available for sale. If we are unable to obtain sufficient quantities of products for any reason, or if the quality of service provided by these publishers and manufacturers falls below a satisfactory level, we could also experience a decline in revenue, operating profit and consumer satisfaction, and our reputation could be harmed.

•	Our contracts with our clients are generally one to two years in duration, with an automatic renewal provision for additional one-year periods, unless we are provided with a written notice before the end of the contract. Some of our contracts are for longer periods, but may provide for early termination upon certain notice. For example, we recently amended our contract with Microsoft to extend the term through October 2013, but the amendment did not modify the previously negotiated termination provisions. We have no material long-term or exclusive contracts or arrangements with any clients that guarantee the availability of products. Clients that currently supply products to us may not continue to do so, and we may be unable to establish new relationships with clients to supplement or replace existing relationships. Clients may elect to cease offering certain products through online commerce, or cease allowing us to resell certain of their products. A client who believes we have failed to deliver the contractually-required services and benefits could terminate their agreements and bring claims against

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

•	In addition, a limited number of our other software and physical goods clients contribute a large portion of our annual revenue. If any one of these key contracts is not renewed or otherwise terminates, or if revenues from these clients decline for any other reason (such as competitive developments), our revenue would decline and our ability to sustain profitability would be impaired. For example, please see the risk factor below regarding the termination of Microsoft’s e-commerce agreement with us.

•	Dependence on Key Personnel and Employee Turnover. Our future success significantly depends on our ability to continue to identify, attract, hire, train, retain and motivate highly skilled personnel, including the continued services and performance of our senior management. Competition for these personnel is intense, particularly in the Internet industry. Our performance also depends on our ability to retain and motivate our key technical employees who are skilled in maintaining our proprietary technology platforms. The loss of the services of any of our executive officers or key employees could harm our business if we are unable to effectively replace that officer or employee, or if that person should decide to join a competitor or otherwise directly or indirectly compete with us. Employee turnover may increase in light of the risks, uncertainties, expenses, delays and difficulties associated with operating a business in a relatively rapidly changing industry and environment. Further, we may need to incur additional operating expenses and divert other management time in order to search for a replacement for members of senior management or personnel with specialized skills.

•	Organizational Changes. In order to remain competitive and to control our costs, we have implemented in the past, and may be required to implement in the future, organizational changes within our company, such as the consolidation of e-commerce platforms or offices, utilization of subcontractors or outsourcing relationships, reorganization of business units, and reductions in force. We may incur significant costs in order to implement organizational changes to achieve efficiencies in our cost structure in the long term. Failure to effectively manage our subcontractors and outsourcing relationships may harm our business. These organizational changes may impact our ability to execute our business plans and could affect our operating results.

•	Operating Expenses. Our operating expenses are based on our expectations of future revenue. These expenses are relatively fixed in the short-term. If our revenue for a quarter falls below our expectations and we are unable to quickly reduce spending in response, our operating results for that quarter would be harmed.

•	Infrastructure. The introduction by us of new websites, web stores or services, new features and functionality, and the continued upgrading, development and maintenance of our systems and infrastructure to meet emerging market needs, leverage technical innovations, and remain competitive in our service and product offerings, may require a substantial investment of our resources and result in significant capital expenditures and operating costs and expose us to additional risk and legal liability despite efforts to control such risks and liabilities.

•	Fluctuations in Demand. Our quarterly and annual operating results are subject to fluctuations in demand for the products or services offered by us or our clients, such as personal computer software and consumer electronics. In particular, sales of personal computer software represented a significant portion of our revenues in recent years, and continue to be very important to our business. The introduction of products and services competitive to those offered by our current clients may materially adversely affect our revenues. In addition, revenue generated by our software and digital commerce services is likely to fluctuate on a seasonal basis that is typical for the markets for our clients’ products, including the software publishing, consumer electronics, and computer and video games markets. Softening or weakening of traditionally high-volume periods, such as the holiday season, can materially adversely affect our revenues and operating results.

•	Changes in the E-commerce Industry. The nature of our business and the e-commerce industry in which we operate has undergone, and continues to undergo, rapid development and change. For example, new protocols or technologies and new rules and regulations applicable to our business and the e-commerce industry can be introduced which could affect the ways in which e-commerce operates and products are sold online. It may be difficult for us to predict such developments. Thus, our chances of financial and operational success should be evaluated in light of the risks, uncertainties, expenses, delays and difficulties associated with operating a business in a relatively rapidly changing industry and environment. If we are unable to address these issues, we may not be financially or operationally successful.

•	Other Factors. Additional industry risks that may affect our revenues, operating results, continued growth and our stock price include:

•	Competitive developments, including the introduction of new products and services and the announcement of new client and strategic relationships by our competitors;

•	Changes that affect our clients or the viability of their product lines, and client decisions to delay new product launches, invest in e-commerce initiatives, utilize the services of a competitor, or internalize their currently outsourced e-commerce operations;

•	The cost of compliance with U.S. and foreign laws, rules and regulations relating to our business, including the potential effect of new laws, rules and regulations, or interpretations of existing laws, rules and regulations, that affect our business operations or otherwise restrict or affect online commerce and/or the Internet as a whole, as well as our compliance with the rules and policies of entities whose services are critical for our continued operations, such as banks and credit card associations;

•	Our announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments or results of operations or other developments related to those acquisitions, and our ability to successfully integrate and manage acquired businesses;

•	Required changes in generally accepted accounting principles and disclosures;

•	Sales or other transactions involving our common stock or our convertible notes;

•	General macroeconomic conditions, including severe downturns or recessions in the United States and elsewhere, global unrest, terrorist activities and particularly those economic conditions affecting the e-commerce and retailer industries; and

•	Conditions or trends in the Internet and online commerce industries in the United States and around the world, including slower-than-anticipated growth of the online market as a vehicle for the purchase of software products, changes in consumer confidence in the safety and security of online commerce, and changes in the usage of the Internet and e-commerce.

The following risks may also have a material adverse impact on our business, financial condition, results of operations and stock price:

Our stock price is volatile.

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

The market price for our common stock has varied between a high of $39.10 and a low of $23.22 in the year ended December 31, 2010. This volatility may affect the price at which you could sell your common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors; variations in our quarterly operating results from our expectations or those of securities analysts or investors; downward revisions in securities analysts’ estimates; and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.

In addition, the price of our common stock may be impacted by the short sales and actions of other parties who may disseminate misleading information about us in an effort to profit from fluctuations in the price of our common stock. Further, the price of our common stock may be impacted by the announcement of the financial results or other decisions by our larger clients whose products represent a significant portion of our sales. For example, the price of our common stock experienced a significant decline on October 12, 2009 in connection with the announcement by us that Symantec had informed us that it has elected not to renew its e-commerce agreement with us.

A material decline in the price of our common stock may result in the assertion of certain claims against us, and/or the commencement of inquiries and/or investigations against us. A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital, and the inability for you to obtain a favorable selling price for your shares. Any reduction in our ability to raise equity capital in the future may force us to reallocate funds from other planned uses and could have a significant negative effect on our business plans and operations.

The termination of our e-commerce agreement with Microsoft may materially adversely affect our business, financial condition or results of operations and stock price.

Sales of products for one client, Microsoft, accounted for approximately 24.7% of our revenue in 2010. In addition, a limited number of other software and physical goods clients contribute a large portion of our annual revenue. If any one of these key contracts is not renewed or otherwise terminates, or if revenues from these clients decline for any other reason (such as competitive developments), our revenue would decline and our ability to sustain profitability would be impaired. If our contract with Microsoft is not renewed, renegotiated or otherwise terminated, or if revenues from Microsoft decline for any other reason, our revenue and our ability to sustain profitability could be materially adversely impaired.

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

Sales outside the United States accounted for approximately 46.4% of our total sales in 2010. A significant portion of our cash and marketable securities are held in non-U.S domiciled countries, primarily Ireland and Germany. The results of operations of, and certain of our intercompany balances associated with, our internationally focused websites are exposed to foreign exchange rate fluctuations. Upon translation, net sales and other operating results from our international operations may differ materially from expectations, and we may record significant gains or losses on the re-measurement of intercompany balances. If the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions will result in increased net revenues and operating expenses. Similarly, our net revenues and operating expenses will decrease if the U.S. dollar strengthens against foreign currencies. As we have expanded our international operations, our exposure to exchange rate fluctuations has become more pronounced. We may enter into short-term currency forward contracts to offset the foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. The use of such hedging activities may not offset more than a portion of the adverse financial impact resulting from unfavorable movements in foreign exchange rates. See Item 7A of Part II, for information demonstrating the effect on our consolidated statements of operations from changes in exchange rates versus the U.S. dollar.

Failure to enhance and expand our technology, systems and business offerings to accommodate increased traffic and to remain competitive could reduce demand for our services and impair the growth of our business.

We periodically enhance and expand our technology and transaction-processing systems, network infrastructure and other technologies to accommodate increases and spikes in the volume of traffic on our technology platforms due to factors including launches of new products and new commerce websites on our technology platforms, and seasonal fluctuations in consumer demand. To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our e-commerce platforms and the underlying network infrastructure, and develop and introduce new business offerings and programs. Any inability to enhance and expand our existing technology, transaction-processing systems or network infrastructure to manage such increased traffic and traffic spikes may cause unanticipated systems disruptions, slower response times and degradation in client services, including impaired quality and speed of order fulfillment. Failure to manage increased traffic and traffic spikes or an inability to maintain our competitiveness could harm our reputation and significantly reduce demand for our services, which would impair the growth of our business. If we incur significant costs without adequate results, or are unable to adapt rapidly to technological changes, we may fail to achieve our business plan. We may be unable to improve and increase the capacity of our network infrastructure sufficiently or to anticipate and react to expected increases in the use of the platform to handle increased volume, or to obtain needed related services from third party suppliers. Our network and our suppliers’ networks may be unable to maintain an acceptable data transmission capability, especially if demands on our platform increase. We may fail to use new technologies effectively or fail to adapt our proprietary technology and systems to client requirements or emerging industry standards.

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

We sell products and services to consumers outside the United States and we intend to continue expanding our international presence. In 2010, our sales to international consumers represented approximately 46.4% of our total sales. Continued expansion into international markets, particularly the European and Asia-Pacific regions, requires significant resources that we may fail to recover through generating additional revenue. Conducting business internationally is subject to risks that may have a material adverse effect on our ability to increase or maintain foreign sales, including:

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

A key element of our business strategy involves expansion through the acquisitions of businesses, assets, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. In the last five years we acquired or invested in 11 companies. We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships, and the purchase or sale of assets, including tangible and intangible assets such as intellectual property. We have acquired, and intend to continue engaging in strategic acquisitions of businesses, technologies, services and products. Most recently, in August 2010, we acquired certain assets and liabilities of Journey Education Marketing, Inc., a reseller of software and other products to students, educational institutions in the US K-12 and post-secondary academic markets.

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

Claims against us related to infringement of other parties’ intellectual property rights, by our products and services or the products we resell or deliver, could require us to expend significant resources, enter into unfavorable licenses, pay damages, prevent us from using certain technology, or require us to change our business plans.

From time to time we are notified of potential patent disputes, and expect that we will increasingly be subject to the assertion of patent infringement claims against us and/or our customers as our services expand in scope and complexity. We have been, and from time-to-time may be, named as a defendant in lawsuits claiming that we have, in some way, violated the intellectual property rights of others. For example, we are currently a party to patent litigation in the United States District Court for the Eastern District of Texas brought against us and various other defendants by DDR Holdings, LLC, seeking injunctive and monetary relief. That litigation was initiated in 2006; the proceedings in the case were stayed until very recently pending a re-examination of the patents in question by the United States Patent and Trademark Office, which was completed in July 2010 and resulted in no changes to the asserted patent claims. On October 6, 2010, the Court granted DDR Holdings’ unopposed motion to lift the stay. On December 8, 2010, DDR filed a third amended complaint adding claims of infringement related to a more recently issued patent. On February 11, 2011, Digital River filed its answer to the third amended complaint. We intend to vigorously defend ourselves in the DDR Holdings matters, however, given the relatively early stage of the proceedings, no assurances can be given at this time as to the ultimate outcome of this case, or the range of potential loss should the outcome be unfavorable.

Litigation over patents and other intellectual property rights is not uncommon with respect to e-commerce technologies, and often involves patent holding companies or other adverse patent owners who have no relevant product revenues and against whom our own patents may therefore provide little or no deterrence.

Claims may be made against us for negligence, copyright or trademark infringement, products liability or other theories based on the nature and content of software products or tangible goods that we deliver electronically and physically. Because we did not create these products, we are generally not in a position to know the quality or nature of the content of these products.

Any assertions or prosecutions of intellectual property claims could require us to expend significant financial, managerial and personnel resources. Although we carry general liability insurance and typically require that our customers indemnify us against consumer claims, our insurance and indemnification measures may not cover potential claims of this type, may not adequately cover all costs incurred in defense of potential claims, or may not reimburse us for all liability that may be imposed. We may elect to self-insure against certain claims. The defense of any claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause product enhancement delays or require that we develop non-infringing technology or enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may be unavailable on terms acceptable to us or at all. In the event of a successful claim of infringement against us and our failure or inability to develop non-infringing technology or license the infringed or similar technology on a timely basis, we may be unable to continue to pursue our current business plan. We expect that we will increasingly be subject to patent infringement claims as our services expand in scope and complexity, and our results of operations and financial condition could be materially adversely affected.

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

In January 2002, we adopted new Financial Accounting Standards Board (FASB) guidance that establishes that goodwill and intangible assets with indefinite lives are not amortized, but are to be tested on an annual basis for impairment and, if impaired, are recorded as an impairment charge in income from operations. As of December 31, 2010, we had goodwill with an indefinite life of $283.9 million from our acquisitions. If our goodwill is determined for any reason to be impaired, the subsequent accounting of the impaired portion as an expense would lower our earnings and jeopardize our ability to demonstrate sustained profitability. In January 2008, we adopted new FASB guidance that requires the reporting of assets at fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of assets can shift significantly and can cause a permanent or temporary impairment.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

We are incorporated in Delaware. Certain anti-takeover provisions under Delaware law and in our certificate of incorporation and amended and restated bylaws, as currently in effect, may make a change of control of our company more difficult, even if a change in control would be beneficial to our stockholders. Our anti-takeover provisions include provisions such as a prohibition on stockholder actions by written consent, a classified board of directors and the authority of our board of directors to issue preferred stock without stockholder approval. In addition, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits stockholders owning 15% or more of our outstanding voting stock from merging or combining with us in certain circumstances. These provisions may delay or prevent an acquisition of us, even if the acquisition may be considered beneficial by some of our stockholders. In addition, they may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

Risks Related to Our Industry

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

The market for e-commerce solutions is extremely competitive and we may find ourselves unable to compete effectively. Because there are relatively low barriers to entry in the e-commerce market, we expect continued intense competition as current competitors expand their product offerings and new competitors enter the market. In addition, our clients and partners may become competitors in the future. Increased competition is likely to result in price reductions, reduced margins, longer sales cycles and a decrease or loss of our market share, any of which could negatively impact our revenue and earnings. We face competition from the following sources:

•	In-house development of e-commerce capabilities using tools or applications from companies, such as Oracle Corporation (which recently acquired Art Technology Group, Inc.) and IBM Corporation or through internally developed solutions (e.g. as announced in October 2009, Symantec had elected not to renew its e-commerce agreement with us and migrated its online store traffic to an internally developed e-commerce system, which resulted in the termination of our e-commerce agreement with Symantec on June 30, 2010);

•	E-Commerce capabilities custom-developed by companies, such as IBM Global Services and Accenture, Inc.;

•	Other providers of outsourced e-commerce solutions, such as GSI Commerce, Inc., asknet Inc. and Arvato, a division of Bertelsmann AG;

•	Companies that provide technologies, services or products that support a portion of the e-commerce process, such as payment processing, including CyberSource Corporation and PayPal Corp.;

•	Companies that offer various online marketing services, technologies and products, including ValueClick, Inc. and aQuantive, Inc.;

•	High-traffic, branded websites that generate a substantial portion of their revenue from e-commerce and may offer or provide to others the means to offer their products for sale, such as Amazon.com, Inc. and Buy.com, Inc.; and

•	Web hosting, web services and infrastructure companies that offer portions of our solution and are seeking to expand the range of their offering, such as Network Solutions, LLC, Akamai Technologies, Inc., Yahoo!, Inc., eBay, Inc. and Hostopia.com, Inc.

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

The U.S. and other global economies continue to experience slow recovery from the recent recession that affected the economy as a whole, resulting in continued issues with the pace of economic growth, loss of consumer confidence and uncertainty about economic stability, and increased unemployment. U.S. and foreign credit and financial markets continue to experience instability, resulting in increased volatility in the stock market and reduced availability of credit. Our revenue and growth is dependent on the continued growth in demand for our clients’ products and the continued growth of Internet commerce, and depends significantly on geopolitical economic and business conditions. The continuing effects of this recession and the instability in the credit and financial markets may continue to negatively impact our business and our clients, demand for our clients products, and consumer spending, such as causing delays in new product introductions, changes in client’s outsourcing behavior, increasing our difficulty in collecting client receivables, and increasing the risk of client bankruptcies and/or interruption or cessation of business, which may have a negative impact on our business, operating results and financial condition. Instability in the credit and equity markets increases the risk that the actual amounts realized in the future on our financial instruments and investments may significantly differ from the fair values currently assigned to them. If macroeconomic and market conditions affecting us or our clients remain uncertain, weaken further, or otherwise fail to improve, they may have a material adverse effect on our business, operating results, financial condition and stock price.

Risks Related to the Securities Markets

We may need to raise additional capital to achieve our business objectives, which could result in dilution to existing investors or increase our debt obligations.

We require substantial working capital to fund our business. In February 2009, we filed a shelf registration that would allow us to sell an undetermined amount of equity or debt securities in accordance with the rules applying to “well-known seasoned issuers.” In addition, we filed an acquisition shelf registration statement for up to approximately 1.5 million shares. On November 1, 2010, we sold and issued $345.0 million in aggregate principal amount of senior convertible notes (2010 Notes), in a private, unregistered offering. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced and these equity securities may have rights, preferences or privileges senior to those of our common stock. Our capital requirements depend on several factors, including the rate of market acceptance of our products, the ability to expand our client base, the growth of sales and marketing and opportunities for acquisitions of other businesses. We have experienced significant operating losses and negative cash flow from operations during our operating history and may do so in the future. Additional financing may not be available when needed, on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures, which would harm our operating results and adversely affect our ability to sustain profitability.

The investment of our substantial cash balance and our investments in marketable debt securities are subject to risks which may cause losses and affect the liquidity of these investments.

As of December 31, 2010, we held $90.6 million of investments at par value, $83.7 million fair value, in auction-rate securities (ARS), all are AAA/Aaa rated and 105%-115% over collateralized by student loans guaranteed by the U.S. government with the exception of one security which is rated AAA/A3 and one security which is rated AAA/Aa1. Almost all of these securities continue to fail at auction due to illiquid market conditions.

Due to the illiquid market conditions, we have recorded a temporary fair value reduction of our ARS in the amount of $6.9 million (7.6% of par value) in our year end 2010 balance sheet under “Accumulated other comprehensive income (loss)”.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table summarizes the various facilities that we lease for our business operations:

		Square
Description of Use	Primary Locations	Footage(1)	Lease Expirations

Corporate Office Facilities	Minnesota	162,500	2011
Other U.S. Office Facilities	California, Florida,	110,018	From 2011 to 2015
	Illinois, Nebraska,
	North Dakota, Oregon,
	Pennsylvania, Texas,
	Utah
Non-U.S. Office Facilities	Austria, Brazil, China,	67,697	From 2011 to 2024
	Germany, Ireland,
	Japan, Korea,
	Luxembourg, Sweden,
	Taiwan, United Kingdom
Off Site U.S. Data Centers	California, Minnesota	2,280	From 2011 to 2012
Off Site non U.S. Data Centers	Germany, Ireland, Sweden	1,300	From 2011 to 2012

(1)	Includes sub-leased space.

In the second half of 2010, we entered into an agreement to lease 132,600 square feet for general office purposes at 10350 Bren Road West, Minnetonka, MN 55343. The operating lease contains a ten year term and will commence in the second quarter of 2011. We intend to relocate our corporate office facilities to the new location by the end of the third quarter of 2011. We have a right to renew the term for one five year period subsequent to the original term. Significant provisions of the lease include a rent holiday for the first eighteen months of occupancy, subsequent rent escalations and leasehold improvement allowances. The rent holiday and escalations will be amortized over the life of the agreement. Leasehold improvement allowances will be classified as a reduction to rent and will be recorded as a function of property and equipment, net, with amortization recorded over the life of the lease. There are no other unusual provisions or conditions, such as contingent rent payments or rent concessions. The lease of 10350 Bren Road West has not been incorporated into the table above, as we did not utilize the facility for business operations as of December 31, 2010. Lease payment obligations are included in the table at Note 8 — Commitments and Contingencies.

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

On January 5, 2009, the U.S. Patent and Trademark Office issued a final office action rejecting the claims in the ’135 patent which were subject to reexamination. On January 14, 2009, the U.S. Patent and Trademark

Office issued a final office action rejecting all but two of the claims in the ’572 patent which were subject to reexamination. On April 16, 2010, the Board of Patent Appeals and Interferences reversed the decision of the Examiner to reject the claims in the ’135 patent and the ’572 patent which were subject to reexamination. On July 20, 2010, the U.S. Patent and Trademark Office issued Reexamination Certificates for the ’135 and ’572 patents with no changes to the asserted patent claims. On October 6, 2010, the Court granted DDR Holdings’ unopposed motion to lift the stay in the Texas litigation. On December 8, 2010, DDR filed a third amended complaint adding claims of infringement related to a more recently issued patent. On February 11, 2011, Digital River filed its answer to the third amended complaint. We intend to vigorously defend ourselves in the DDR Holdings matters, however, given the relatively early stage of the proceedings, no assurances can be given at this time as to the ultimate outcome of this case, or the range of potential loss should the outcome be unfavorable.

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

From time to time, we are involved in other disputes or regulatory inquiries that arise in the ordinary course of business. Any claims or regulatory actions against us, whether meritorious or not, could be time consuming, result in costly litigation, damage awards, injunctive relief or increased costs of doing business through adverse judgment or settlement, require us to change our business practices in expensive ways, require significant amounts of management time, result in the diversion of significant operational resources or otherwise harm our business. These matters are subject to inherent uncertainties and management’s view of these matters may change in the future.

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

2009	High	Low

First Quarter	$31.16	$19.07
Second Quarter	$41.20	$29.25
Third Quarter	$41.17	$32.90
Fourth Quarter	$41.00	$21.83
2010
First Quarter	$31.84	$23.59
Second Quarter	$32.36	$23.79
Third Quarter	$34.31	$23.22
Fourth Quarter	$39.10	$33.50

Holders

As of February 1, 2011, there were approximately 289 holders of record of our common stock. On February 1, 2011, the last sale price reported on The Nasdaq Global Select Market for our common stock was $31.92 per share.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We intend to retain any future earnings to support operations and to finance the growth and development of our business and do not anticipate paying cash dividends for the foreseeable future.

Issuer Purchases of Equity Securities

Set forth below is information regarding the Company’s stock repurchases during 2010.

			Total	Maximum
			Number of	Number of
	Total		Shares	Shares that
	Number of	Average	Purchased as	may yet be
	Shares	Price Paid	Part of Publicly	Purchased
Period	Purchased	per Share	Announced Plan	Under the Plan

November 1, 2010	943,881	$37.08	943,881	—

Securities Authorized for Issuance under Equity Compensation Plans

The information required in the table of Securities Authorized for Issuance under Equity Compensation Plans will be incorporated by reference to our Proxy Statement in connection with our 2011 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

Securities Performance Measurement Comparison1

The SEC requires a comparison on an indexed basis of cumulative total stockholder return for the Company, a relevant broad equity market index and a published industry line-of-business index. The following graph shows a total stockholder return of an investment of $100 in cash on December 31, 2005 for (i) the Company’s Common Stock; (ii) the CRSP Total Return Index for the Nasdaq Stock Market (U.S. companies) (the “Nasdaq Composite Index”); and (iii) the RDG Technology Composite Index. The RDG Technology Composite Index is composed of approximately 500 technology companies in the semiconductor, electronics, medical and related technology industries. Historic stock price performance is not necessarily indicative of future stock price performance. All values assume reinvestment of the full amount of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Digital River, Inc., The NASDAQ Composite Index
And The RDG Technology Composite Index

*	$100 invested on 12/31/05 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

1 This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 6.	SELECTED FINANCIAL DATA

The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Item 15 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below.

The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in previously-filed reports should no longer be relied upon.

	December 31,
	2010	2009	2008	2007	2006
	(In thousands)

Balance Sheet Data:
Current Assets	$820,040	$483,389	$603,686	$774,814	$704,046
Current Liabilities	280,176	267,113	443,662	245,102	206,159
Working capital	539,864	216,276	160,024	529,712	497,887
Total assets	1,333,767	985,642	1,070,252	1,127,744	1,006,263
Long-term obligations	369,843	24,310	24,517	206,362	196,345
Total stockholders’ equity	$683,748	$694,219	$602,073	$676,280	$603,759

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)

Statement of Operations Data:
Revenue	$363,226	$403,766	$394,226	$349,275	$307,632
Costs and expenses (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	17,789	17,625	16,417	10,243	7,709
Network and infrastructure	46,909	45,996	41,040	32,309	29,250
Sales and marketing	150,041	157,475	150,118	134,401	113,462
Product research and development	60,844	54,463	51,184	39,179	32,341
General and administrative	43,392	37,707	39,525	38,937	34,158
Depreciation and amortization	23,413	19,438	15,980	12,706	10,983
Amortization of acquisition-related intangibles	7,845	7,561	8,391	7,586	12,134

Total costs and expenses	350,233	340,265	322,655	275,361	240,037

Income (loss) from operations	12,993	63,501	71,571	73,914	67,595

Interest income	3,035	3,210	18,019	32,167	22,836
Interest expense	(1,688)	(5,339)	(2,528)	(2,439)	(2,486)
Other income (expense), net	(1,067)	424	(791)	(567)	1,537

Income (loss) before income taxes	13,273	61,796	86,271	103,075	89,482
Income tax expense (benefit)	(2,462)	12,025	22,676	32,261	28,672

Net income (loss)	$15,735	$49,771	$63,595	$70,814	$60,810

Net income (loss) per share — basic	$0.42	$1.35	$1.72	$1.75	$1.58

Net income (loss) per share — diluted	$0.41	$1.32	$1.55	$1.58	$1.40

Shares used in per-share calculation — basic	37,518	36,975	37,016	40,444	38,593

Shares used in per-share calculation — diluted	38,339	37,704	42,106	45,914	44,642

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On September 1, 2010, we announced an amendment of our agreement with Microsoft Corporation (“Microsoft”) to extend the term of the Microsoft Operations Digital Distribution Agreement through October 31, 2013. On August 30, 2010, we entered into the Microsoft Store USA statement of work with Microsoft whereby we will build, host and manage Microsoft® Store, an e-commerce store that supports the sale and fulfillment of Microsoft and third party software as well as consumer electronics products to customers in the United States. The agreement contemplates Digital River providing e-commerce hosting and payment processing services in connection with Microsoft Store in addition to Digital River maintaining its role as a reseller of Microsoft products via Digital River’s existing online stores. Currently, we are providing e-commerce services, ranging from transaction and payment processing, to e-marketing, digital downloads, fraud prevention and multi-lingual customer service in support of some of the popular Microsoft software titles, including Microsoft© Office. The global arrangement incorporates digital fulfillment across multiple geographies, including North America, Asia, Europe and Latin America.

As announced on October 12, 2009, Symantec Corporation informed us that it elected not to renew its e-commerce agreement with us. As a consequence, their e-commerce agreement terminated on June 30, 2010. We recorded $25.2 million in overall revenues from the Symantec contract in 2010.

We view our operations and manage our business as one reportable segment, providing outsourced e-commerce solutions globally to a variety of companies, primarily in the software and high-tech products markets.

We were incorporated in Delaware in February 1994. Our headquarters are located at 9625 West 76th Street, Eden Prairie, Minnesota and our telephone number is 952-253-1234.

General information about us can be found at www.digitalriver.com under the “Company/Investor Relations” link or follow the Company on Twitter at twitter.com/digitalriverinc. Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments or exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with the Securities and Exchange Commission.

Current Year Results

The Company reported net income of $15.7 million, or $0.41 per diluted share for the year ended December 31, 2010. This compared with net income of $49.8 million, or $1.32 per diluted share for the year ended December 31, 2009.

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

We also determine whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as net revenue. We typically are the seller and merchant of record on most of the transactions we process and have contractual relationships with our clients, which obligate us to pay to the client a specified percentage of each sale. We derive our revenue primarily from transaction fees based on a percentage of the products sale price and fees from services rendered associated with the e-commerce and other services provided to our clients and end customers. Our revenue is recorded net as generally our clients are subject to inventory risks and control customers’ product choices. We sell both physical and digital products. Revenue is recognized upon fulfillment and based upon when products are shipped and title and significant risk of ownership passes to the customer.

The Company also provides customers with various proprietary software backup services. We recognize revenue for these backup services based upon historical usage within the contract period of the digital backup services when this information is available. Digital backup services are recognized straight-line over the life of the backup service when historical usage information is unavailable. Shipping revenues are recorded net of any associated costs.

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

Taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer may be presented on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues). The Company presents these taxes on a net basis in its financial statements.

Allowance for Doubtful Accounts.  We must make estimates and assumptions that can affect the amount of assets and liabilities and the amounts of revenues and expenses we report in any financial reporting period. We use estimates in determining our allowance for doubtful accounts which are based on our historical experience and current trends. We must estimate the collectability of our billed accounts receivable. We analyze accounts receivable and consider our historical bad debt experience, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. We must make significant judgments and estimates in connection with the allowance in any accounting period. There may be material differences in our operating results for any period if we change our estimates or if the estimates are not accurate.

Credit Card Chargeback Reserve.  We use estimates based on historical experience and current trends to determine accrued chargeback expenses. Significant management judgments are used and estimates made in connection with these expenses in any accounting period. The following table illustrates our provision for chargeback losses as a percentage of revenue for 2010, 2009 and 2008 (in thousands, except percentages):

	2010	2009	2008

Revenue	$363,226	$403,766	$394,226
Provision for Credit Card Chargebacks	1,936	1,287	1,608
Provision for Credit Card Chargebacks as a % of Revenue	0.5%	0.3%	0.4%

Determining appropriate reserves for chargeback transactions is an inherently uncertain process. The reserves are maintained at a level we deem appropriate to provide for losses incurred on revenue earned in 2010. There may be material differences in our operating results for any period if we change our estimates or if the estimates are not accurate. An aggregate 0.25% deviation in our estimates would have resulted in an increase or decrease in operating income of approximately $0.9 million in 2010, resulting in an approximate $0.02 change in diluted net income per share.

Goodwill, Intangibles and Other Long-Lived Assets.  We depreciate property, plant and equipment; amortize certain intangibles and certain other long-lived assets with definite lives over their useful lives. Useful lives are based on our estimates of the period of time over which the assets will generate revenue or benefit our business. We review assets with definite lives for impairment whenever events or changes in circumstances indicate that the value we are carrying on our financial statements for an asset may not be recoverable. Our evaluation considers non-financial data such as changes in the operating environment and business strategy, competitive information, market trends and operating performance. We review goodwill for impairment on an annual basis or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. As we only have one business segment, goodwill is evaluated for impairment by comparing our carrying value to our market capitalization, which is determined to approximate fair value. If there are indications that impairment may be necessary, we use an undiscounted cash flow analysis to determine the impairment amount, if any. Assets with indefinite lives are reviewed for impairment annually (or more frequently if there are indications that an impairment may be necessary) utilizing a two-step approach. There have been no material impairments of goodwill and other intangible assets for the years 2010, 2009 and 2008.

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

As of December 31, 2010, we had U.S. tax loss carryforwards of approximately $9.8 million and foreign tax loss carryforwards of $9.9 million. All of the U.S. tax loss carryforwards consist of acquired net operating losses and $9.3 million of the foreign tax loss carryforwards are acquired net operating losses. The U.S. tax loss carryforwards expire in the years 2021 through 2028. However, we anticipate most U.S. tax loss carryforwards will be utilized in the next few years.

There is uncertainty of future realization of the deferred tax assets resulting from tax loss carryforwards due to anticipated limitations. Therefore, a valuation allowance was recorded against the tax effect of such tax loss carryforwards. During 2010, the Company released $0.9 million of valuation allowance recorded on its acquired foreign tax loss carryforwards because we believe it is more likely than not that these deferred tax assets will be realized. This reduction in the valuation allowance reduced tax expense. The Company also recorded $0.6 million of valuation allowance on tax loss carryforwards and other tax attributes because we believe it is more likely than not that these deferred tax assets will not be realized. At December 31, 2010, the Company has a valuation allowance on approximately $0.5 million of deferred tax assets related to operating losses as we believe it is more likely than not that these deferred tax assets will not be realized. Any future release of this valuation allowance will reduce income tax expense.

During 2010, we repatriated approximately $26 million of earnings from our German subsidiary, resulting in a US tax benefit driven by the generation of excess foreign tax credits. This was a one-time distribution as we plan to indefinitely reinvest all remaining foreign earnings. No provision has been made for federal income taxes on approximately $117.6 million of our foreign subsidiaries undistributed earnings as of December 31, 2010, since we plan to indefinitely reinvest all such earnings. If these earnings were distributed to the U.S. in the form of dividends or otherwise, we would be subject to U.S. income taxes on such earnings. The amount of U.S. income taxes would be subject to adjustment for foreign tax credits and for the impact of the step-up in the basis of assets resulting from elections made at the time of acquisitions. If these earnings were to be distributed, the income tax liability would be approximately $28.3 million.

Stock-Based Compensation Expense.  We account for share-based payments made to our employees and directors including stock options, restricted stock grants and employee stock purchases made through our Employee Stock Purchase Plan based on estimated fair values.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based awards that are ultimately expected to vest during the period. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of restricted stock is determined based on the number of shares granted and the closing price of our common stock on the date of grant. Compensation expense for all share-based payment awards is recognized over the requisite service period.

As stock-based compensation expense recognized in our Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Benefits of tax deductions in excess of recognized stock-based compensation expense are reported as a financing cash flow. Stock-based compensation expense of $20.8 million, $18.3 million and $12.5 million was charged to operating expenses during 2010, 2009 and 2008, respectively.

Results of Operations

The following table sets forth certain items from our consolidated statements of operations as a percentage of total revenue for the years indicated.

	2010	2009	2008

Revenue	100.0%	100.0%	100.0%
Costs and expenses (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	4.9	4.4	4.2
Network and infrastructure	12.9	11.4	10.4
Sales and marketing	41.3	39.0	38.1
Product research and development	16.8	13.5	13.0
General and administrative	11.9	9.3	10.0
Depreciation and amortization	6.4	4.8	4.0
Amortization of acquisition-related intangibles	2.2	1.9	2.1

Total costs and expenses	96.4	84.3	81.8

Income (loss) from operations	3.6	15.7	18.2
Interest income	0.8	0.8	4.6
Interest expense	(0.5)	(1.3)	(0.7)
Other income (expense), net	(0.3)	0.1	(0.2)

Income (loss) before income taxes	3.6	15.3	21.9
Income tax expense (benefit)	(0.7)	3.0	5.8

Net income (loss)	4.3%	12.3%	16.1%

Revenue.  Our revenue was $363.2 million in 2010 compared to $403.8 million and $394.2 million in 2009 and 2008, respectively. The revenue decrease is primarily attributable to the decline in Symantec revenue of $89.6 million compared to the prior year. Excluding Symantec, revenue increased 17.0% for 2010, compared to the prior year. The increase is attributed to increased traffic, growth in the number of consumer electronic clients, growth in our digital software business and expanded strategic marketing activities with a larger number of clients. The revenue increase was also partially offset by foreign currency impact year over year.

International e-commerce sales are approximately 46.4%, 41.1% and 42.8% of revenue in 2010, 2009 and 2008, respectively. The increase in international sales during 2010 has been attributed to a change in product mix in 2010.

Microsoft Corporation accounted for approximately 24.7%, 11.8% and 7.1% of our revenue in 2010, 2009 and 2008, respectively. Sales of products from one software publisher client, Symantec Corporation, accounted for approximately 5.8%, 21.5% and 24.3% of our total revenue in 2010, 2009 and 2008, respectively. In addition, revenues derived from proprietary Digital River services sold to Symantec consumers and dealer network sales of Symantec products amounted to approximately 1.1%, 6.9% and 9.4% of total Digital River revenue in 2010, 2009 and 2008, respectively.

Direct Cost of Services.  Direct cost of services expense primarily includes costs related to product fulfillment, back-up CD production and delivery solutions and certain client-specific costs. Direct cost of service expense was $17.8 million, $17.6 million and $16.4 million in 2010, 2009 and 2008, respectively. The increase in 2010 compared with 2009 was primarily driven by revenue growth partially offset by lower CD supply costs. The increase in 2009 compared with 2008 was primarily driven by revenue growth and increased CD supply.

As a percentage of revenue, direct cost of services was 4.9%, 4.4% and 4.2% in 2010, 2009 and 2008, respectively.

Network and Infrastructure.  Our network and infrastructure expenses primarily include costs to operate and maintain our technology platforms, customer service, data communication and data center operations. Network and infrastructure expenses were $46.9 million in 2010, compared to $46.0 million and $41.0 million in 2009 and 2008, respectively. The increase in 2010 from 2009 was due to an increase in data communication expenses related to an acquisition in the second half of 2010. The increase in 2009 from 2008 was due to an increase in data communication expenses, increased global data center operations costs and increased workforce related costs.

As a percentage of revenue, network and infrastructure expenses were 12.9%, 11.4% and 10.4% in 2010, 2009 and 2008, respectively.

Sales and Marketing.  Our sales and marketing expenses include credit card transaction and other payment processing fees, personnel and related costs, advertising, promotional and product marketing expenses, credit card chargebacks and bad debt expense. Sales and marketing expenses were $150.0 million, $157.5 million and $150.1 million in 2010, 2009 and 2008, respectively. The decrease in sales and marketing in 2010 compared to 2009 was attributable to lower payment processing costs and paid search fees. The increase in sales and marketing in 2009 compared to 2008 was due to additional workforce related costs to support our global growth initiatives and higher marketing and advertising costs due to new or expanded client paid search marketing programs.

As a percentage of revenue, sales and marketing expenses were 41.3%, 39.0% and 38.1% in 2010, 2009 and 2008, respectively.

Product Research and Development.  Our product research and development expenses include costs associated with developing and enhancing our technology platforms and related systems. Product research and development expenses were $60.8 million in 2010, compared to $54.5 million and $51.2 million in 2009 and 2008, respectively. The increase in 2010 compared to 2009 was due to higher research and development workforce related costs to support the Company’s on-going initiatives in our e-commerce infrastructure. These initiatives are designed to advance global system scalability, e-marketing capabilities, data management and services standardization. The increases in 2009 compared to 2008 were due to higher research and development workforce related costs to support increased investment in our e-commerce platform and ERP technologies, offset by the benefit of foreign currency translation and increased capitalization of internal and consulting labor relating to our ERP implementation.

As a percentage of revenue, product research and development expenses were 16.8%, 13.5% and 13.0% in 2010, 2009 and 2008, respectively.

General and Administrative.  Our general and administrative expenses primarily include executive, accounting and administrative functions, professional services and insurance. General and administrative expenses were $43.4 million in 2010 compared to $37.7 million and $39.5 million in 2009 and 2008, respectively. The increase in 2010 compared to 2009 was primarily due to increased workforce related costs. The decrease in 2009 compared to 2008 was primarily due to lower total workforce related costs as a result of targeted cost control measures.

As a percentage of revenue, general and administrative expenses were 11.9%, 9.3% and 10.0% in 2010, 2009 and 2008, respectively.

Depreciation and Amortization.  Our depreciation and amortization expenses include the depreciation of computer equipment and office furniture and the amortization of purchased and internally developed software and leasehold improvements. Computer equipment, software and furniture are depreciated under the straight-line method using three to seven year lives and leasehold improvements are amortized over the shorter of the asset life or the remaining length of the lease. Depreciation and amortization expenses were $23.4 million in 2010 compared to $19.4 million and $16.0 million in 2009 and 2008, respectively. The increased expenses in 2010 resulted primarily due to the higher levels of computer equipment and capitalized software as a result of technology development and enhancements, including full-year amortization of our new enterprise resource planning system. The increased expenses in 2009 were attributable to the investment in our new enterprise resource planning system and a new data management and reporting infrastructure.

As a percentage of revenue, depreciation and amortization was 6.4%, 4.8% and 4.0% in 2010, 2009 and 2008, respectively.

Amortization of Acquisition-Related Intangibles.  In 2010, our amortization of acquisition-related intangibles consists of the amortization of intangible assets recorded from our ten acquisitions in the past six years. Amortization of acquisition related intangibles was $7.8 million in 2010 compared to $7.6 million and $8.4 million in 2009 and 2008, respectively. The increase in 2010 reflects our acquisitions of Journey Education Marketing, Inc. and fatfoogoo, AG; offset by the full amortization of several intangible assets from past acquisitions. The decrease in 2009 to 2008 reflects the full amortization of several past acquisitions and includes a benefit from foreign currency translation. We complete our annual goodwill impairment test using a two-step approach in the fourth quarter of each year. Our assessment has indicated that there is no impairment of goodwill for the years ended December 31, 2010, 2009 and 2008. We have purchased, and expect to continue purchasing, assets or businesses, which may include the purchase of intangible assets.

As a percentage of revenue, amortization of acquisition-related intangibles was 2.2%, 1.9% and 2.1% in 2010, 2009 and 2008, respectively.

Income from Operations.  Our income from operations in 2010 was $13.0 million, compared to $63.5 million and $71.6 million in 2009 and 2008, respectively. Income from operations decreased during 2010 from 2009 due to lower overall revenues related to the loss of Symantec, partially offset by revenue growth across other software, online game and consumer electronic clients in the second half of the year. Income from operations decreased during 2009 from 2008 mainly due to maintaining our resource levels and investment in products.

As a percentage of revenue, income from operations was 3.6%, 15.7% and 18.2% in 2010, 2009 and 2008, respectively.

Interest Income.  Our interest income represents the total of interest income on our cash, cash equivalents, short-term investments and certain long-term investments. Interest income was $3.0 million, $3.2 million and $18.0 million in 2010, 2009 and 2008, respectively. The decrease in interest income in 2009 compared to 2008 was due to the use of approximately $188 million of cash in January 2009 to satisfy the majority of holders of our 2004 Senior Convertible Notes who exercised their put option to require the Company to repurchase their notes. Also, interest income declined in 2009 due to significantly lower market yields on our portfolio.

Interest Expense.  Our interest expense includes the total of cash and non-cash interest expense attributable to our outstanding convertible debt. Interest expense was $1.7 million in 2010, which included $0.3 million of debt financing cost amortization, compared to $5.3 million in 2009 and $2.5 million in 2008. In 2009 we wrote-off $5.2 million of debt amortization costs associated with the January 2009 cash settlement of our 2004 Senior Convertible Notes.

Other Income (Expense), Net.  Our other income (expense), net includes foreign currency transaction gains and losses, asset disposal gains and losses, other-than-temporary impairment of investments and dividend income. Other income (expense) was expense of $1.1 million in 2010, compared to income of $0.4 million and expense of $0.8 million in 2009 and 2008, respectively. The decrease in other income in 2010 was attributable to the $2.2 million other-than-temporary impairment of an equity investment offset by dividend income and foreign currency remeasurement gains.

Income Tax Expense.  In 2010, our tax benefit was $2.5 million, consisting of approximately $4.6 million of current tax expense offset by approximately $7.1 million of deferred tax benefit. In 2009, our tax expense was $12.0 million, consisting of approximately $17.2 million of current tax expense offset by approximately $5.2 million of deferred tax benefit. In 2008, our tax expense was $22.7 million, consisting of approximately $26.9 million of current tax expense offset by $4.2 million of deferred tax benefit. Our effective tax rate was negative a 18.6% in 2010, compared to 19.5% in 2009 and 26.3% in 2008. Differences in our effective tax rate from the US statutory rate are primarily due to our mix of earnings from international operations and the differences in statutory rates in these countries from the US rate. The tax benefit in 2010 was driven by excess foreign tax credits generated by the repatriation of earnings from our German subsidiary.

As of December 31, 2010, we had U.S. tax loss carryforwards of approximately $9.8 million and foreign tax loss carryforwards of $9.9 million. All of the U.S. tax loss carryforwards consist of acquired net operating losses and $9.3 million of the foreign tax loss carryforwards are acquired net operating losses. The U.S. tax loss carryforwards expire in the years 2021 through 2028. However, we anticipate most U.S. tax loss carryforwards will be utilized in the next few years.

There is uncertainty of future realization of the deferred tax assets resulting from tax loss carryforwards due to anticipated limitations. Therefore, a valuation allowance was recorded against the tax effect of such tax loss carryforwards. During 2010, the Company released $0.9 million of valuation allowance recorded on its acquired foreign tax loss carryforwards because we believe it is more likely than not that these deferred tax assets will be realized. This reduction in the valuation allowance reduced tax expense. The Company also recorded $0.6 million of valuation allowance on tax loss carryforwards and other tax attributes because we believe it is more likely than not that these deferred tax assets will not be realized. At December 31, 2010, the Company has a valuation allowance on approximately $0.5 million of deferred tax assets related to operating losses and $0.3 million of deferred tax assets related to other tax attributes as we believe it is more likely than not that these deferred tax assets will not be realized. Any future release of this valuation allowance will reduce expense.

Liquidity and Capital Resources

As of December 31, 2010, we had $565.1 million of cash and cash equivalents. Our primary source of internal liquidity is our operating activities. Net cash provided by operating activities in 2010, 2009 and 2008 was $57.8 million, $137.1 million and $95.2 million, respectively. Net cash provided by operating activities in 2010 was primarily the result of net income adjusted for non-cash expenses offset by balance sheet changes such as a decrease in accounts payable. Net cash provided by operating activities in 2009 was primarily the result of net income adjusted for non-cash expenses offset by balance sheet changes such as a decrease in prepaid and other assets, and an increase in accounts payable. Net cash provided by operating activities in 2008 was primarily the result of net income adjusted for non-cash expenses offset by balance sheet changes such as a decrease in accounts receivable and an increase in prepaid and other assets.

Net cash used in investing activities was $180.7 million in 2010 and was the result of net purchases of investments of $145.4 million, cash paid for acquisitions of $14.6 million, purchases of capital equipment of $18.6 million and funding of $2.2 million in restricted cash. Net cash used in investing activities was $62.2 million in 2009 and was the result of net sales of investments of $1.5 million, cash paid for cost-method investments of $26.8 million, cash paid for earn-outs related to prior year acquisitions of $4.9 million, and purchases of capital equipment of $31.9 million. Net cash provided by investing activities was $144.8 million in 2008 and was the result of net sales of investments of $195.2 million, cash paid for acquisitions, net of cash received, of $23.5 million, and purchases of capital equipment of $26.9 million.

Net cash provided by financing activities in 2010 was $307.0 million, net cash used in financing activities in 2009 was $174.1 million, net cash used in financing activities in 2008 was $124.2 million. In 2010 our cash provided by financing increased primarily due to $345.0 million of convertible notes issued, offset by debt issuance costs of $9.5 million and $35.0 million repurchase of common stock. In 2009, the net cash used in financing activities was primarily due to the settlement of $186.7 million convertible notes in cash. In 2008, the net cash used in financing activities was primarily due to our common stock repurchase of $137.9 million.

As of December 31, 2010, we held $90.6 million of auction rate securities (ARS) at par value which we have recorded at $83.7 million fair value. As of December 31, 2009, we held $99.1 million of ARS at par which was recorded at $92.8 million fair value. All of the ARS are AAA/Aaa rated and 105%-115% over collateralized by student loans guaranteed by the U.S. government with the exception of one security which is rated AAA/A3 and one security which is rated AAA/Aa1. Almost all of these securities continue to fail at auction due to continued illiquid market conditions.

Due to the illiquid market conditions, we have recorded a temporary fair value reduction of our ARS in the amount of $6.9 million (7.6% of par value) in our year end 2010 balance sheet under “Accumulated other comprehensive income (loss), compared to $6.3 million temporary fair value reduction in 2009 (6.4% of par value). The determination of fair value required management to make estimates and assumptions about the ARS. The discounted cash flow model we used to value these securities included the following assumptions:

•	determination of the penalty coupon rate, frequency of reset period associated with each ARS

•	an average redemption period of seven years

•	a contribution of the ARS paying its contractually stated interest rate

•	determination of the risk adjusted discount rate based on LIBOR rates for these maturities plus market information on student loan credit spreads

The aggregate ARS portfolio yielded 1.7% and 1.8% in 2010 and 2009, respectively. We continue to receive 100% of the contractually required interest payments. The portfolio has a weighted average maturity of 29.3 and 28.8 years in 2010 and 2009, respectively. We continue to believe that we will be able to liquidate at par over time. We do not intend to sell the investments prior to recovery of their amortized cost basis nor do we believe it is more likely than not we may be required to sell the investments prior to recovery of their amortized cost basis. Accordingly, we treated the fair value decline as temporary. We anticipate we will have sufficient cash flow from operations to execute our business strategy and fund our operational needs. We believe that capital markets are also available if we need to finance other investing alternatives.

We classify our ARS as Level 3 long-term investments until we receive a call or partial call on the securities. Upon receipt of a call or partial call, we classify the securities subject to the call or partial call, as Level 1 short term investments. As of December 31, 2010, and December 31, 2009, our entire ARS portfolio was classified as Level 3 long-term investments. As of December 31, 2010, the difference between fair value and par value of the ARS was $6.9 million, or 0.8% of total assets measured at fair value or 0.5% of total assets reported in our financial statements. In 2010 and 2009, we’ve liquidated $8.5 million and $10.4 million of ARS due to full or partial calls at par.

In addition to the contractual obligations included in the table below, we will have significant cash obligations associated with the purchase of hardware and capitalized software to support our business. Cash outflows associated with the purchase of equipment and capitalized software were $18.6 million, $31.9 million and $26.9 million in calendar years 2010, 2009 and 2008 respectively and we have projected our 2011 requirements at $30 million. We are also parties to legally binding contracts regarding goods and services under which the actual commitment is contingent on certain factors that are unknown or uncertain at this time. Therefore, these items are not included in the table. Uncertain income tax position liabilities of $10.0 million are not included in the table because we cannot make a reasonably reliable estimate of the period of cash settlement with the respective tax authorities. In addition, purchase orders made in the ordinary course of business are excluded from the table and any amounts which we are liable for under the purchase orders are included in current liabilities on our Consolidated Balance Sheets.

The following table summarizes our principal contractual commitments as of December 31, 2010:

	Payment due by period (In thousands)
	Total Amount				2015 and
Contractual Obligations	Committed	2011	2012	2013-2014	Thereafter

Operating Lease Obligations	$36,834	$5,871	$2,444	$6,857	$21,662
Senior Convertible Notes, including interest	493,291	7,010	7,010	14,020	465,251

Total	$530,125	$12,881	$9,454	$20,877	$486,913

2010 Senior Convertible Notes.  On November 1, 2010, we sold and issued $345.0 million in aggregate principal amount of senior convertible notes (2010 Notes), in a private, unregistered offering. The 2010 Notes are unsecured obligations and rank equally with all of our existing and future senior unsecured debt. The 2010 Notes were sold at 100% of their principal amount. The 2010 Notes bear interest at the rate of 2.00% per annum from the date of issuance, payable semi-annually on May 1 and November 1, commencing on May 1, 2011. The 2010 Notes will mature, unless earlier repurchased, redeemed or converted in accordance with their terms, on November 1, 2030.

Holders have the right to convert some or all of the 2010 Notes at any time prior to the maturity date into shares of our common stock at the initial conversion rate of 20.3537 shares per $1,000 in principal amount of the 2010 Notes, which is equal to an initial conversion price of approximately $49.13 per share. At the initial conversion rate, assuming the conversion of all $345 million in aggregate principal amount, the 2010 Notes may be converted into approximately 7,022,026 shares of our common stock. We will adjust the conversion price if certain events occur, as specified in the related indenture, such as the issuance of our common stock as a dividend or distribution or the occurrence of a stock subdivision or combination. If we undergo certain types of fundamental changes, as defined in the indenture, on or before November 1, 2015, we will be required to pay a fundamental change make-whole premium on 2010 Notes converted in connection with such make-whole fundamental change by increasing the conversion rate. The amount of the fundamental change make-whole premium, if any, will be based on our common stock price and the effective date of the make-whole fundamental change.

At any time on or after November 1, 2015, and prior to the maturity date, we may redeem for cash some or all of the 2010 Notes at a redemption price equal to 100% of the principal amount of the 2010 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

Holders have the right to require us to repurchase some or all of their 2010 Notes for cash on each of November 1, 2015, November 1, 2020 and November 1, 2025 at a repurchase price equal to 100% of the principal amount of the 2010 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the relevant repurchase date. If we undergo certain types of fundamental changes prior to the maturity date, holders of the 2010 Notes will have the right, at their option, to require us to repurchase some or all of their 2010 Notes at a repurchase price equal to 100% of the principal amount of the 2010 Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.

Proceeds from the 2010 Note were used to fund a $35.0 million common stock repurchase buy-back program completed in 2010 and the remainder of the net proceeds from the sale will be used for general corporate and strategic purposes.

2004 Senior Convertible Notes.  In 2004 we sold and issued $195.0 million in aggregate principal amount of 1.25% senior convertible notes due January 1, 2024 (2004 Notes), in a private, unregistered offering. The 2004 Notes were sold at 100% of their principal amount. On January 5, 2009, we announced that holders of 95.5% of the 2004 Notes exercised the option to require us to repurchase those Notes on January 2, 2009, at a purchase price of 100.25% of the principal amount of each tendered 2004 Note. Notes with an aggregate principal amount of approximately $8.8 million remain outstanding. Holders of the remaining outstanding 2004 Notes have the right to require us to repurchase their 2004 Notes prior to maturity on January 1, 2014 and 2019.

We are required to pay interest on the 2004 Notes on January 1 and July 1 of each year so long as the 2004 Notes are outstanding. The 2004 Notes bear interest at a rate of 1.25% and, if specified conditions are met, are convertible into our common stock at a conversion price of $44.063 per share. The 2004 Notes may be surrendered for conversion under certain circumstances, including the satisfaction of a market price condition, such that the price of our common stock reaches a specified threshold; the satisfaction of a trading price condition, such that the trading price of the 2004 Notes falls below a specified level; the redemption of the 2004 Notes by us, the occurrence of specified corporate transactions, as defined in the related indenture; and the occurrence of a fundamental change, as defined in the related indenture. The initial conversion price is equivalent to a conversion rate of approximately 22.6948 shares per $1,000 of principal amount of the 2004 Notes. We will adjust the conversion price if certain events occur, as specified in the related indenture, such as the issuance of our common stock as a dividend or distribution or the occurrence of a stock subdivision or combination.

2011 Outlook

We believe the outlook for our business remains positive for 2011. Global online sales continue to strengthen across most categories and buyers appear to be increasingly comfortable shopping online. In our core markets, software, consumer electronics and games, trends continue to favor the migration toward online shopping. Additionally, we see opportunities to grow our share of business in adjacent and complementary markets such as business-to-business software and educational services. We expect to expand our core service offerings in payment processing. We anticipate investing in our strategic growth initiatives while leveraging our base of business. We believe the initiatives outlined in our strategic plan will enable us to: 1) continue to be a leader in the software delivery market, 2) strengthen our product and service offering by investing in our core business, 3) continue to expand into new vertical markets such as consumer electronics, and computer and video games and 4) supplement our growth through strategic acquisitions.

Recent Accounting Pronouncements

Accounting Standards Update (ASU) 2009-13 — Multiple-Deliverable Revenue Arrangements:  In October 2009, the Financial Accounting Standards Board (FASB) issued ASU 2009-13. This update provides amendments to Accounting Standards Codification (ASC) Topic 605 — Revenue Recognition that enables vendors to account for products or services (deliverables) separately rather than as a combined unit. The amendments eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The amendments also require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. Additionally, disclosures related to multiple-deliverable revenue arrangements have also been expanded. The provisions will be effective for fiscal years beginning on or after June 15, 2010, and we will adopt in the first quarter of 2011. We have evaluated the impact of ASU 2009-13 and have concluded that the adoption did not have a material impact on our Consolidated Financial Statements.

ASU 2010-06 — Improving Disclosures about Fair Value Measurements:  In January 2010, the FASB issued ASU 2010-06. This update provides amendments to ASC Topic 820 — Fair Value Measurements and Disclosures that requires additional disclosures about transfers into and out of Levels 1 and 2 in the fair value hierarchy and additional disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements. Additionally, it clarifies existing fair value disclosures about the level of disaggregation of inputs and valuation techniques used to measure fair value. We adopted the new disclosure requirements in ASU 2010-06 as of the period ended March 31, 2010, and it did not have a material impact on our Consolidated Financial Statements.

ASU 2010-09 — Amendments to Certain Recognition and Disclosure Requirements:  In February 2010, the FASB issued ASU 2010-09. This amendment to ASC Topic 855 — Subsequent Events removes the requirement for an SEC filer to disclose the date through which subsequent events are evaluated. This includes both issued and revised financial statements. We adopted the new disclosure requirements in ASU 2010-09 as of the period ended March 31, 2010, and it did not have a material impact on our Consolidated Financial Statements.

ASC 810 — Consolidation of Variable Interest Entities:  In June 2009, FASB issued additional guidance related to ASC Topic No. 810, “Consolidation” (ASC 810). ASC 810 requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This guidance requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. We adopted the additional guidance as of the period ended March 31, 2010, and it did not have a material impact on our Consolidated Financial Statements.

We have determined that all other recently issued accounting standards will not have a material impact on our Consolidated Financial Statements, or do not apply to our operations.

Off Balance Sheet Arrangements

None.

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

Our portfolio of cash equivalents, short-term and long-term investments is maintained in a variety of securities, including government agency obligations and money market funds. Investments are classified as available-for-sale securities and carried at their market value with cumulative unrealized gains or losses recorded as a component of “Accumulated other comprehensive income (loss)” within stockholders’ equity. A sharp rise in interest rates could have an adverse impact on the market value of certain securities in our portfolio. We do not currently hedge our interest rate exposure and do not enter into financial instruments for trading or speculative purposes. A hypothetical and immediate one percent (1%) increase in interest rates would decrease the fair value in our investment portfolio held at December 31, 2010 and 2009, by $2.6 million and by $0.3 million, respectively. A hypothetical and immediate one percent (1%) decrease in interest rates would increase the fair value in our investment portfolio held at December 31, 2010 and 2009, by $2.6 million and by $0.3 million, respectively. The approximate gains or losses in earnings are estimates, and actual results could vary due to the assumptions used.

At December 31, 2010 and 2009, we had long-term debt of $353.8 million and $8.8 million, respectively, associated with our Senior Convertible Notes, which are fixed rate instruments. The market value of our long-term debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.

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

The effect on our consolidated statements of operations from changes in exchange rates versus the U.S. Dollar is as follows (in thousands):

	Year Ended December 31, 2010			Year Ended December 31, 2009			Year Ended December 31, 2008
	At Prior	Exchange		At Prior	Exchange		At Prior	Exchange
	Year	Rate	As	Year	Rate	As	Year	Rate	As
	Rates(1)	Effect(2)	Reported	Rates(1)	Effect(2)	Reported	Rates(1)	Effect(2)	Reported

Revenue	$363,446	$(220)	$363,226	$411,922	$(8,156)	$403,766	$391,481	$2,745	$394,226
Costs and expenses	351,746	(1,513)	350,233	346,514	(6,249)	340,265	318,471	4,184	322,655

Income from operations	$11,700	$1,293	$12,993	$65,408	$(1,907)	$63,501	$73,010	$(1,439)	$71,571

(1)	Represents the outcome that would have resulted had exchange rates in the current period been the same as those in effect in the comparable prior-year period for operating results.

(2)	Represents the increase (decrease) in reported amounts resulting from changes in exchange rates from those in effect in the comparable prior-year period for operating results.

Transaction Exposure

The Company enters into short-term foreign currency forward contracts to offset the foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in current earnings in “Other income (expense), net”. Foreign currency transaction gains and losses were a gain of $0.4 million in 2010, a gain of $0.4 million in 2009 and a gain of $0.3 million in 2008.

Translation Exposure

Foreign exchange rate fluctuations may adversely impact our consolidated financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. These gains or losses are recognized as an adjustment to stockholders’ equity which is reflected in our balance sheet under “Accumulated other comprehensive income (loss)”. The potential loss in fair value resulting from a hypothetical 10% adverse currency movement is $11.7 million and $12.4 million for 2010 and 2009, respectively.

Other Market Risks

Investments in Auction Rate Securities

At December 31, 2010, we held approximately $90.6 million of ARS at par. In light of current conditions in the ARS market as described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-K, we may incur temporary unrealized losses, or other-than-temporary realized losses, in the future if market conditions persist and we are unable to recover the investment principal in our ARS.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

QUARTERLY FINANCIAL DATA (UNAUDITED)

Our Financial Statements and Notes thereto appear beginning at page 58 of this report.

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)

2010
Revenue	$98,726	$81,832	$84,987	$97,681
Direct cost of services(1)	4,637	4,356	4,548	4,248
Network and infrastructure(1)	11,432	12,118	11,146	12,213
Income (loss) from operations	8,127	(5,495)	2,478	7,883
Net income (loss)	6,967	(2,480)	5,861	5,387
Net income (loss) per share — basic	$0.19	$(0.07)	$0.16	$0.14
Net income (loss) per share — diluted	$0.18	$(0.07)	$0.15	$0.14

	Quarter Ended
	March 31 (2)	June 30	September 30	December 31
	(In thousands, except per share data)

2009
Revenue	$102,931	$96,564	$99,419	$104,852
Direct cost of services(1)	3,942	3,951	4,582	5,150
Network and infrastructure(1)	10,313	10,963	11,786	12,934
Income (loss) from operations	22,918	12,948	14,563	13,072
Net income (loss)	13,320	11,769	11,043	13,639
Net income (loss) per share — basic	$0.36	$0.32	$0.30	$0.37
Net income (loss) per share — diluted	$0.36	$0.31	$0.29	$0.36

(1)	Gross profit is calculated as revenue less direct cost of services and network and infrastructure expenses and excludes depreciation and amortization expense

(2)	The Company reported net income of $16.6 million, or $0.45 per diluted share for the quarter ended March 31, 2009, in its first quarter 2009 Form 10-Q filed on May 8, 2009. This compares with net income of $13.3 million, or $0.36 per diluted share for the quarter ended March 31, 2009, as presented above. In performing its detailed review of the financial statements and notes at year end, management identified an additional adjustment associated with its January 2, 2009, senior convertible note repurchase. After the Company filed its year end 2009 press release it determined that a $5.2 million non-cash expense for debt financing costs ($3.3 million net of tax), previously deferred and amortized over the period of the note, was to be written off to earnings in conjunction with the note repurchase. The impact of the note repurchase on diluted earnings per share was anti-dilutive and has been excluded as a result.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010. The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation of our disclosure controls and procedures as of December 31, 2010, our Chief Executive Officer and our Chief Financial Officer concluded that as of that date, our disclosure controls were effective at the reasonable assurance level.

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

Management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2010, as stated in their report in which they expressed an unqualified opinion, which is included herein.

Changes in Internal Control over Financial Reporting

We are in the process of converting to a new enterprise resource planning (ERP) system. Implementation of the new ERP system is scheduled to occur in phases. During the year ended December 31, 2010, no new phases of the new ERP system were implemented. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Digital River, Inc.

We have audited Digital River, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Digital River, Inc’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Digital River, Inc’s internal control over financial reporting based on our audit.

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

In our opinion, Digital River, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Digital River, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010, of Digital River, Inc. and subsidiaries and our report dated February 24, 2011, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Minneapolis, Minnesota
February 24, 2011

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information required in Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2011 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The information relating to directors and the Audit Committee of the Board of Directors required by this item will be contained under the captions Proposal 1. “Election of Directors” and “Board Committees and Meetings” in a definitive proxy statement involving the election of directors, by reference to the Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed within 120 days after the end of the Company’s fiscal year.

The information required by Items 405, 407(d)(4) and 407(d)(5) of Regulation S-K will be included under the captions “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board Committees and Meetings” in the 2011 Proxy Statement, and that information is incorporated by reference herein.

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

Other Disclosures

Other disclosures required by this Item will be incorporated herein by reference to the Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed within 120 days after the end of the Company’s fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

Information concerning “Executive Compensation,” including information concerning “Compensation Committee Interlocks” and “Compensation Committee Report,” will be incorporated herein by reference to the Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed within 120 days after the end of the Company’s fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information as to “Securities Authorized for Issuance under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management” will be incorporated herein by reference to the Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed within 120 days after the end of the Company’s fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information as to “Certain Relationships and Related Transactions,” and “Director Independence” will be incorporated herein by reference to the Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed within 120 days after the end of the Company’s fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information as to principal accountant fees and services will be incorporated herein by reference to the Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed within 120 days after the end of the Company’s fiscal year.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements.

The consolidated financial statements required by this item are submitted in a separate section beginning on page 58 of this report.

(2) Financial Statement Schedules.

All schedules for which provision is made in the applicable accounting regulations of the SEC have been omitted as not required or not applicable, or the information required has been included elsewhere by reference in the financial statements and related notes, except for Schedule II, which is included with this Form 10-K, as filed with the SEC.

(3) Exhibits.

Exhibit
Number		Description of Document

3	.1(2)	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.
3	.2(4)	Amended and Restated Bylaws of the Registrant, as currently in effect.
4	.1(5)	Specimen Stock Certificate.
4	.2(9)	Indenture dated as of June 1, 2004, between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the 2004 Note.
4	.3(17)	Indenture dated as of November 1, 2010, between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the 2010 Note.
10	.1(5)	Form of Indemnity Agreement between Registrant and each of its directors and executive officers.
10	.3(5)	Consent to Assignment and Assumption of Lease dated April 22, 1998, by and between CSM Investors, Inc., IntraNet Integration Group, Inc. and Registrant.
10	.4(3)	Assignment of Lease dated April 21, 1998, by and between Intranet Integration Group, Inc. and Registrant.
10	.5(3)	Lease Agreement dated January 18, 2000, between Property Reserve, Inc. and Registrant.
10	.6(4)	First Amendment of Lease dated January 31, 2001, to that certain Lease dated April 24, 1996, between CSM Investors, Inc. and Registrant (as assignee of Intranet Integration Group, Inc.).
10	.7(6)	1998 Stock Option Plan, as amended and superseded by Exhibit 10.18.*
10	.8(7)	1999 Stock Option Plan, formerly known as the 1999 Non-Officer Stock Option Plan, as amended and superseded by Exhibit 10.18.*
10	.9(6)	2000 Employee Stock Purchase Plan, as amended, and offering.*
10	.11(8)	Second Amendment of Lease dated April 22, 2002, to that certain Lease dated April 24, 1996, between CSM Investors, Inc. and Registrant (as assignee of Intranet Integration Group, Inc.) as amended.
10	.12(8)	Second Amendment of Lease dated April 28, 2003, to that certain Lease dated January 18, 2000, between Property Reserve Inc. and Registrant.

Exhibit
Number		Description of Document

10	.15(9)	Registration Rights Agreement dated as of June 1, 2004, between Digital River, Inc. and the initial purchasers of Senior Convertible Notes due January 1, 2024.
10	.16(13)	Summary of Compensation Program for Non-Employee Directors.
10	.17(14)	Second Amended and Restated Symantec Online Store Agreement, by and among Symantec Corporation, Symantec Limited, Digital River, Inc. and Digital River Ireland Limited effective April 1, 2006 ‡
10	.18(10)	1998 Equity Incentive Plan (formerly known as 1998 Stock Option Plan).*
10	.19(13)	Amended and Restated Employment Agreement for Joel A. Ronning.*
10	.20(13)	Change of Control and Severance Agreement for Thomas M. Donnelly.*
10	.21(11)	Form of Amendment to Non-Qualified Stock Option Agreement.*
10	.22(12)	Inducement Equity Incentive Plan.*
10	.23(15)	2007 Equity Incentive Plan.*
10	.24(13)	Change of Control and Severance Agreement for Kevin L. Crudden.*
10	.25(16)	Microsoft Operations Digital Distribution Agreement, by and among Digital River, Inc. and Microsoft Corporation effective September 1, 2006 ‡
10	.26(16)	Direct Reseller Addendum to the Microsoft Operations Digital Distribution Agreement, by and among Digital River, Inc. and Microsoft Corporation effective September 1, 2006 ‡
10	.27(16)	Omnibus Amendment to the Microsoft Operations Digital Distribution Agreement, by and among Digital River, Inc. and Microsoft Corporation effective October 4, 2007 ‡
10	.28(16)	Amendment to the Microsoft Operations Digital Distribution Agreement, by and among Digital River, Inc. and Microsoft Corporation effective December 2, 2008 ‡
10	.29(16)	Amendment to the Microsoft Operations Digital Distribution Agreement, by and among Digital River, Inc. and Microsoft Corporation effective September 9, 2009 ‡
10	.30(17)	Purchase Agreement, dated as of October 26, 2010, among Digital River, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. Incorporated, as representatives of the initial purchasers named in Schedule A thereto.
10	.31(18)	Second Omnibus Amendment to the Microsoft Operations Digital Distribution Agreement ‡
12	.1++	Computation of Ratio of Earnings to Fixed Charges.
21	.1++	Subsidiaries of Digital River, Inc.
23	.1++	Consent of Independent Registered Public Accounting Firm, dated February 24, 2011.
24	.1++	Power of Attorney, pursuant to which amendments to this Annual Report on Form 10-K may be filed, is included on the signature pages of this Annual Report on Form 10-K.
31	.1++	Certification of Digital River, Inc.’s Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2++	Certification of Digital River, Inc.’s Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32++		Certification of Digital River, Inc.’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(19)		The following financial information from Digital River, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheet, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (vi) Consolidated Statements of Stockholders’ Equity, and (v) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).

++	Filed herewith.

*	Management contract or compensatory plan.

‡	Confidential treatment has been requested for portions of this agreement, which portions have been filed † separately with the SEC.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 4, 2004.

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 1, 2006.

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 30, 2000.

(4)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001.

(5)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 333-56787), declared effective on August 11, 1998.

(6)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (File No. 333-105864) filed on June 5, 2003.

(7)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003.

(8)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed on May 15, 2003.

(9)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 13, 2004.

(10)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 31, 2005.

(11)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on August 9, 2005.

(12)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 20, 2005.

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 10, 2008.

(14)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 1, 2007.

(15)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 29, 2008.

(16)	Incorporated by reference from the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2009, filed on August 19, 2010.

(17)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 1, 2010.

(18)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 2, 2010.

(19)	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Eden Prairie, State of Minnesota, on February 24, 2011.

DIGITAL RIVER, INC.

By:	/s/ Joel A. Ronning
Joel A. Ronning
Chief Executive Officer

We, the undersigned, directors and officers of Digital River, Inc., do hereby severally constitute and appoint Joel A. Ronning and Thomas M. Donnelly and each or any of them, our true and lawful attorneys and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Joel A. Ronning Joel A. Ronning	Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2011

/s/ Thomas M. Donnelly Thomas M. Donnelly	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 24, 2011

/s/ Thomas F. Madison Thomas F. Madison	Director	February 24, 2011

/s/ Cheryl F. Rosner Cheryl F. Rosner	Director	February 24, 2011

/s/ Douglas M. Steenland Douglas M. Steenland	Director	February 24, 2011

/s/ Perry W. Steiner Perry W. Steiner	Director	February 24, 2011

/s/ Alfred F. Castino Alfred F. Castino	Director	February 24, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Digital River, Inc.

We have audited the accompanying consolidated balance sheets of Digital River, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digital River, Inc. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Digital River, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Minneapolis, Minnesota
February 24, 2011

DIGITAL RIVER, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2010	2009
	(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$565,086	$392,704
Short-term investments	163,029	15,228
Accounts receivable, net of allowance of $4,902 and $2,222	50,922	50,657
Deferred tax assets	10,628	9,901
Prepaid expenses and other	30,375	14,899

Total current assets	820,040	483,389

Property and equipment, net	49,599	54,343
Goodwill	283,940	279,538
Intangible assets, net of accumulated amortization of $80,106 and $74,158	37,911	25,605
Long-term investments	110,736	119,581
Deferred income taxes	17,721	22,416
Other assets	13,820	770

TOTAL ASSETS	$1,333,767	$985,642

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$188,915	$192,301
Accrued payroll	21,117	16,131
Deferred revenue	10,446	17,879
Accrued acquisition liabilities	1,615	2,001
Other accrued liabilities	58,083	38,801

Total current liabilities	280,176	267,113

NON-CURRENT LIABILITIES:
Senior convertible notes	353,805	8,805
Other liabilities	16,038	15,505

Total non-current liabilities	369,843	24,310

TOTAL LIABILITIES	650,019	291,423

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 120,000,000 shares authorized; 46,323,799 and 44,917,986 shares issued	463	449
Treasury stock at cost; 7,297,174 and 6,238,166 shares	(255,196)	(216,880)
Additional paid-in capital	683,307	653,956
Retained earnings	254,602	238,867
Accumulated other comprehensive income (loss)	572	17,827

Total stockholders’ equity	683,748	694,219

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,333,767	$985,642

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL RIVER, INC.

Consolidated Statements of Operations for the Years Ended December 31,

	2010	2009	2008
	(In thousands except per share data)

Revenue	$363,226	$403,766	$394,226
Costs and expenses (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	17,789	17,625	16,417
Network and infrastructure	46,909	45,996	41,040
Sales and marketing	150,041	157,475	150,118
Product research and development	60,844	54,463	51,184
General and administrative	43,392	37,707	39,525
Depreciation and amortization	23,413	19,438	15,980
Amortization of acquisition-related intangibles	7,845	7,561	8,391

Total costs and expenses	350,233	340,265	322,655

Income (loss) from operations	12,993	63,501	71,571
Interest income	3,035	3,210	18,019
Interest expense	(1,688)	(5,339)	(2,528)
Other income (expense), net	(1,067)	424	(791)

Income (loss) before income taxes	13,273	61,796	86,271
Income tax expense (benefit)	(2,462)	12,025	22,676

Net income (loss)	$15,735	$49,771	$63,595

Net income (loss) per share — basic	$0.42	$1.35	$1.72

Net income (loss) per share — diluted	$0.41	$1.32	$1.55

Shares used in per-share calculation — basic	37,518	36,975	37,016

Shares used in per-share calculation — diluted	38,339	37,704	42,106

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL RIVER, INC.

Consolidated Statements of Stockholders’ Equity

				Additional	Accumulated		Total
	Common Stock		Treasury	Paid-In	Comprehensive	Retained	Stockholders’	Comprehensive
	Shares	Amount	Stock	Capital	Income (Loss)	Earnings	Equity	Income (Loss)
	(In thousands)

BALANCE, December 31, 2007	40,550	$425	$(77,707)	$597,128	$30,933	$125,501	$676,280	$90,139

Net income (loss)	—	—	—	—	—	63,595	63,595	63,595
Unrealized gain (loss) on investments, net of tax benefit of $6,410	—	—	—	—	(10,822)	—	(10,822)	(10,822)
Foreign currency translation gain (loss)	—	—	—	—	(15,181)	—	(15,181)	(15,181)
Repurchase of common stock	(4,239)	—	(137,858)	—	—	—	(137,858)
Exercise of stock options	425	4	—	7,167	—	—	7,171	—
Stock-based compensation	—	—	—	12,548	—	—	12,548	—
Restricted stock issued under equity incentive plans, net of forfeitures	186	2	—	(2)	—	—	—	—
Tax withheld in restricted stock vesting	(19)	—	(598)	—	—	—	(598)	—
Tax benefit (deficiency) of stock-based compensation	—	—	—	4,223	—	—	4,223	—
Common stock issued under the Employee Stock Purchase Plan	111	1	—	2,714	—	—	2,715	—

BALANCE, December 31, 2008	37,014	$432	$(216,163)	$623,778	$4,930	$189,096	$602,073	$37,592

Net income (loss)	—	—	—	—	—	49,771	49,771	49,771
Unrealized gain (loss) on investments, net of tax expense of $3,715	—	—	—	—	6,273	—	6,273	6,273
Foreign currency translation gain (loss)	—	—	—	—	6,624	—	6,624	6,624
Exercise of stock options	437	4		10,046	—	—	10,050	—
Stock-based compensation	—	—	—	18,270	—	—	18,270	—
Restricted stock issued under equity incentive plans, net of forfeitures	1,142	12	—	(12)	—	—	—	—
Tax withheld in restricted stock vesting	(27)		(717)		—	—	(717)	—
Tax benefit (deficiency) of stock-based compensation	—	—	—	(614)	—	—	(614)	—
Common stock issued under the Employee Stock Purchase Plan	114	1	—	2,488	—	—	2,489	—

BALANCE, December 31, 2009	38,680	$449	$(216,880)	$653,956	$17,827	$238,867	$694,219	$62,668

Net income (loss)	—	—	—	—	—	15,735	15,735	15,735
Unrealized gain (loss) on investments, net of tax benefit of $329	—	—	—	—	(551)	—	(551)	(551)
Foreign currency translation gain (loss)	—	—	—	—	(16,704)	—	(16,704)	(16,704)
Repurchase of common stock	(944)	—	(34,999)	—	—	—	(34,999)	—
Exercise of stock options	329	3		5,001	—	—	5,004	—
Stock-based compensation	—	—	—	20,773	—	—	20,773	—
Restricted stock issued under equity incentive plans, net of forfeitures	961	10	—	(10)	—	—	—	—
Tax withheld in restricted stock vesting	(115)		(3,317)		—	—	(3,317)	—
Tax benefit (deficiency) of stock-based compensation	—	—	—	1,214	—	—	1,214	—
Common stock issued under the Employee Stock Purchase Plan	116	1	—	2,373	—	—	2,374	—

BALANCE, December 31, 2010	39,027	$463	$(255,196)	$683,307	$572	$254,602	$683,748	$(1,520)

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL RIVER, INC.

Consolidated Statements of Cash Flows For the Years Ended December 31,

	2010	2009	2008
	(In thousands)

OPERATING ACTIVITIES:
Net income	$15,735	$49,771	$63,595
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of acquisition-related intangibles	7,845	7,561	8,391
Change in accounts receivable allowance, net of acquisitions	2,666	232	434
Depreciation and amortization	23,413	19,438	15,980
Debt issuance cost amortization	318	—	—
Debt financing costs — write-off	—	5,208	—
Stock-based compensation expense	20,773	18,270	12,548
Excess tax benefits from stock-based compensation	(2,474)	(690)	(4,390)
Deferred income taxes	(2,841)	(186)	4,971
Impairment of equity investment	2,188	—	—
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	180	2,735	11,332
Prepaid and other assets	(6,540)	23,263	(26,505)
Accounts payable	(11,554)	7,083	6,531
Deferred revenue	(2,749)	4,109	3,235
Income tax payable	(1,491)	1,377	(5,366)
Other accrued liabilities	12,331	(1,115)	4,478

Net cash provided by (used in) operating activities	57,800	137,056	95,234

INVESTING ACTIVITIES:
Purchases of investments	(198,673)	(21,922)	(480,917)
Sales of investments	53,299	23,400	676,108
Cash paid for cost method investments	—	(26,780)	—
Funding of restricted cash	(2,156)	—	—
Cash paid for acquisitions, net of cash received	(14,585)	(4,910)	(23,465)
Purchases of equipment and capitalized software	(18,579)	(31,949)	(26,898)

Net cash provided by (used in) investing activities	(180,694)	(62,161)	144,828

FINANCING ACTIVITIES:
Cash received (paid) for convertible senior notes	345,000	(186,660)	—
Debt issuance costs	(9,529)	—	—
Exercise of stock options	5,004	10,050	7,171
Sales of common stock under employee stock purchase plan	2,374	2,489	2,715
Repurchase of common stock	(34,999)	—	(137,858)
Repurchase of restricted stock to satisfy tax withholding obligation	(3,317)	(717)	(598)
Excess tax benefits from stock-based compensation	2,474	690	4,390

Net cash provided by (used in) financing activities	307,007	(174,148)	(124,180)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(11,731)	1,622	(7,335)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	172,382	(97,631)	108,547
CASH AND CASH EQUIVALENTS, beginning of year	392,704	490,335	381,788

CASH AND CASH EQUIVALENTS, end of year	$565,086	$392,704	$490,335

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest on Convertible Senior Notes	$110	$1,274	$2,438

Cash paid for income taxes	$5,883	$16,615	$20,503

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009

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

Principles of Consolidation and Classification

The consolidated financial statements include the accounts of Digital River, Inc. and our wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

We are exposed to market risk from changes in foreign currency exchange rates. Our primary risk is the effect of foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating sales and expenses. During 2010, these exposures were mitigated by the use of foreign exchange forward contracts with maturities of approximately one week. Our derivatives are not designated as hedges and are adjusted to fair value through income each period. The principal exposures mitigated were euro, pound sterling and Australian dollar currencies. For the years ended December 31, 2010 and 2009, derivative exposures were immaterial. The notional amounts held and the underlying gain/loss were determined to be immaterial when compared to our overall cash and cash equivalents and the net income reported for the respective periods.

Our foreign currency contracts contain credit risk to the extent that our bank counterparties may be unable to meet the terms of the agreements. We minimize such risk by limiting our counterparties to major financial institutions of high credit quality.

Cash and Cash Equivalents

We consider all short-term, highly liquid investments, primarily high grade commercial paper and money market accounts, that are readily convertible into known amounts of cash and that have original or remaining maturities of three months or less at the date of purchase to be cash equivalents. As of December 31, 2010 and 2009, cash balances of $0.1 million and $0.1 million, respectively, were held by banks or credit card processors to secure potential future credit card fees, fines and chargebacks or for other payments. In addition,

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

at December 31, 2010, and 2009, $0.3 million and $0.3 million were restricted by letter of credit and agreements required by international tax jurisdictions as security for potential tax liabilities.

Restricted Cash

Restricted cash consists of cash and cash equivalents that are held in escrow accounts and restricted by agreements with third parties for a particular purpose. Restricted cash and cash equivalents are included in current assets under “prepaid expenses and other” on our Consolidated Balance Sheets, and are recorded at fair value. As of December 31, 2010, we had $2.1 million of restricted cash, and no restricted cash as of December 31, 2009.

Short-Term Investments

Our short-term investments consist of debt securities that are classified as available-for-sale and are carried on our balance sheet at their market value with cumulative unrealized gains or losses recorded net of tax as a component of “Accumulated other comprehensive income (loss)” within stockholders’ equity. We classify all of our available-for-sale securities, except for our auction- rate securities, as current assets, as these securities represent investments available for current corporate purposes. Upon the sale of a security classified as available for sale, the amount reclassified out of “Accumulated other comprehensive income (loss)” into earnings is based on the average cost method.

Long-Term Investments

Our long-term investments consist of cost-based investments and auction-rate debt securities. The auction-rate debt securities are classified as available-for-sale and are carried on our balance sheet at their market value with cumulative unrealized gains or losses recorded net of tax as a component of “Accumulated other comprehensive income (loss)” within stockholders’ equity. Upon the sale of a security classified as available for sale, the amount reclassified out of “Accumulated other comprehensive income (loss)” into earnings is based on the average cost method.

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

Property and Equipment

Computer equipment, software and furniture are depreciated under the straight-line method using estimated useful lives of three to seven years and leasehold improvements are amortized over the shorter of the asset life or remaining length of the lease. Property and equipment at December 31 consisted of the following (in thousands):

	2010	2009

Computer hardware and software	$124,300	$108,287
Furniture, fixtures and leasehold improvements	15,975	15,691

Total property and equipment	$140,275	$123,978
Accumulated depreciation	(90,676)	(69,635)

Net property and equipment	$49,599	$54,343

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

Depreciation and amortization expense was $23.4 million, $19.4 million and $16.0 million in 2010, 2009 and 2008, respectively.

Repairs and maintenance costs are charged directly to expense as incurred. Major renewals or replacements that substantially extend the useful life of an asset are capitalized and depreciated.

Software Development

Costs to develop software for internal use are required to be capitalized and amortized over the estimated useful life of the software. We capitalized $4.6 million and $16.9 million related to software development during 2010 and 2009, respectively. This capitalization is primarily related to the development of our new enterprise resource planning (ERP) system, new data management and reporting infrastructure. We expect these investments to drive long-term operational efficiencies across the organization and provide further competitive differentiation.

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. We review goodwill for impairment on an annual basis or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. As we only have one business segment, goodwill is evaluated for impairment by comparing our carrying value to our market capitalization, which is determined to approximate fair value. If there are indications that impairment may be necessary, we use an undiscounted cash flow analysis to determine the impairment amount, if any. Assets with indefinite lives are reviewed for impairment annually (or more frequently if there are indications that an impairment may be necessary) utilizing a two-step approach. There have been no material impairments of goodwill and other intangible assets for the years 2010, 2009 and 2008.

Impairment of Long-Lived Assets and Costs Associated with Exit Activities

We review all long-lived assets, including intangible assets with definite lives, for impairment. Impairment losses are recorded whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. For long-lived assets used in operations, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted cash flows. We measure the impairment loss based on the difference between the carrying amount and estimated fair value. An impairment loss is recognized when estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. As

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

part of our evaluation, we consider certain non-financial data as indicators of impairment such as changes in the operating environment and business strategy, competitive information, market trends and operating performance. When an impairment loss is identified, the carrying amount of the asset is reduced to its estimated fair value. There were no significant impairments of long-lived assets, including definite-lived intangible assets, recorded in 2010, 2009 or 2008.

The present value of costs associated with facility closings, primarily future lease costs (net of expected sublease income), are charged to earnings when a location is vacated. We accelerate depreciation on property, equipment and leasehold improvements we expect to retire when a decision is made to abandon a location.

Other Assets

The following table summarizes our other assets as of December 31 (in thousands):

	2010	2009

Debt financing costs, net	$9,405	$209
Other	4,415	561

Total other assets	$13,820	$770

Other Accrued Liabilities

The following table summarizes our other accrued liabilities as of December 31 (in thousands):

	2010	2009

Accrued expenses	$39,271	$26,386
Sales, value-added and transaction taxes	15,523	13,741
Current deferred and other income taxes	3,289	(1,326)

Total other accrued liabilities	$58,083	$38,801

Comprehensive Income (Loss)

Comprehensive income (loss) includes revenues, expenses, and gains and losses that are excluded from net earnings under GAAP. Items of comprehensive income (loss) are unrealized gains and losses on investments and foreign currency translation adjustments which are added to net income to compute comprehensive income (loss). Comprehensive income (loss) is net of income tax benefit or expense excluding cumulative translation adjustments as these funds are indefinitely invested.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

The components of comprehensive income (loss) are (in thousands):

	Foreign Currency	Unrealized	Accumulated Other
	Translation	Gain/Loss on	Comprehensive
	Adjustment	Investment	Income (Loss)

Balance, December 31, 2007	$30,335	$598	$30,933
Before tax amount	(15,181)	(17,232)	(32,413)
Tax Effect	—	6,410	6,410

Net-of-tax amount	(15,181)	(10,822)	(26,003)
Balance, December 31, 2008	$15,154	$(10,224)	$4,930
Before tax amount	6,624	9,988	16,612
Tax Effect	—	(3,715)	(3,715)

Net-of-tax amount	6,624	6,273	12,897
Balance, December 31, 2009	$21,778	$(3,951)	$17,827
Before tax amount	(16,704)	(880)	(17,584)
Tax Effect	—	329	329

Net-of-tax amount	(16,704)	(551)	(17,255)

Balance, December 31, 2010	$5,074	$(4,502)	$572

Revenue Recognition

We recognize revenue from services rendered once all the following criteria for revenue recognition have been met: (1) persuasive evidence of an agreement exists; (2) the services have been rendered; (3) the fee is fixed and determinable; and (4) collection of the amounts due is reasonably assured.

We also determine whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as net revenue. We typically are the seller and merchant of record on most of the transactions we process and have contractual relationships with our clients, which obligate us to pay to the client a specified percentage of each sale. We derive our revenue primarily from transaction fees based on a percentage of the products sale price and fees from services rendered associated with the e-commerce and other services provided to our clients and end customers. Our revenue is recorded net as generally our clients are subject to inventory risks and control customers’ product choices. We sell both physical and digital products. Revenue is recognized upon fulfillment and based upon when products are shipped and title and significant risk of ownership passes to the customer.

The Company also provides customers with various proprietary software backup services. We recognize revenue for these backup services based upon historical usage within the contract period of the digital backup services when this information is available. Digital backup services are recognized straight-line over the life of the backup service when historical usage information is unavailable. Shipping revenues are recorded net of any associated costs.

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

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

Taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer may be presented on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues). The Company presents these taxes on a net basis in its financial statements.

Deferred Revenue

Deferred revenue is recorded when service payment is received in advance of performing our service obligation. Revenue is recognized over either the estimated usage period when usage information is available, or ratably over the service period when usage information is not available.

Allowance for Doubtful Accounts

We must make estimates and assumptions that can affect the amount of assets and liabilities and the amounts of revenues and expenses we report in any financial reporting period. We use estimates in determining our allowance for doubtful accounts which are based on our historical experience and current trends. We must estimate the collectability of our billed accounts receivable. We analyze accounts receivable and consider our historical bad debt experience, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. We must make significant judgments and estimates in connection with the allowance in any accounting period. There may be material differences in our operating results for any period if we change our estimates or if the estimates are not accurate.

Credit Card Chargeback Reserve

We use estimates based on historical experience and current trends to determine accrued chargeback expenses. Significant management judgments are used and estimates made in connection with these expenses in any accounting period. Determining appropriate reserves for chargeback transactions is an inherently uncertain process. The reserves are maintained at a level we deem appropriate to provide for losses incurred on revenue earned in 2010. There may be material differences in our operating results for any period if we change our estimates or if the estimates are not accurate.

Stock-Based Compensation Expense

We account for share-based payments made to our employees and directors including stock options, restricted stock grants and employee stock purchases made through our Employee Stock Purchase Plan based on estimated fair values.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based awards that are ultimately expected to vest during the period. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of restricted stock is determined based on the number of shares granted and the closing price of our common stock on the date of grant. Compensation expense for all share-based payment awards is recognized over the requisite service period.

As stock-based compensation expense recognized in our Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Benefits of tax deductions in excess of recognized stock-based compensation expense are reported as a financing cash flow. Stock-based compensation expense of $20.8 million, $18.3 million and $12.5 million was charged to operating expenses during 2010, 2009 and 2008, respectively.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

Advertising Costs

The costs of advertising are charged to sales and marketing expense as incurred. We incurred advertising expense of $1.0 million, $1.0 million and $0.7 million in 2010, 2009 and 2008, respectively.

Interest Income

Our interest income represents the total of interest income on our cash, cash equivalents, short-term investments and certain long-term investments. Interest income was $3.0 million, $3.2 million and $18.0 million in 2010, 2009 and 2008, respectively. The decrease in interest income in 2009 compared to 2008 was due to the use of approximately $188 million of cash in January 2009 to satisfy the majority of holders of our 2004 Senior Convertible Notes who exercised their put option to require the Company to repurchase their notes. Also, interest income declined in 2009 due to significantly lower market yields on our portfolio.

Interest Expense

Our interest expense includes the total of cash and non-cash interest expense attributable to our outstanding convertible debt. Interest expense was $1.7 million in 2010, which included $0.3 million of debt financing cost amortization, compared to $5.3 million in 2009 and $2.5 million in 2008. In 2009 we wrote-off $5.2 million of debt amortization costs associated with the January 2009 cash settlement of our 2004 Senior Convertible Notes.

Other Income (Expense), Net

Our other income (expense), net line item includes foreign currency transaction gains and losses, asset disposal gains and losses, other-than-temporary impairment of investments and dividend income. Other income (expense) was expense of $1.1 million in 2010, compared to income of $0.4 million and expense of $0.8 million in 2009 and 2008, respectively. The decrease in other income in 2010 was attributable to the $2.2 million other-than-temporary impairment of an equity investment offset by dividend income and foreign currency remeasurement gains.

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

Recent Accounting Pronouncements

Accounting Standards Update (ASU) 2009-13 — Multiple-Deliverable Revenue Arrangements:  In October 2009, the Financial Accounting Standards Board (FASB) issued ASU 2009-13. This update provides amendments to Accounting Standards Codification (ASC) Topic 605 — Revenue Recognition that enables vendors to account for products or services (deliverables) separately rather than as a combined unit. The amendments eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The amendments also require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. Additionally,

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

disclosures related to multiple-deliverable revenue arrangements have also been expanded. The provisions will be effective for fiscal years beginning on or after June 15, 2010, and we will adopt in the first quarter of 2011. We have evaluated the impact of ASU 2009-13 and have concluded that the adoption did not have a material impact on our Consolidated Financial Statements.

ASU 2010-06 — Improving Disclosures about Fair Value Measurements:  In January 2010, the FASB issued ASU 2010-06. This update provides amendments to ASC Topic 820 — Fair Value Measurements and Disclosures that requires additional disclosures about transfers into and out of Levels 1 and 2 in the fair value hierarchy and additional disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements. Additionally, it clarifies existing fair value disclosures about the level of disaggregation of inputs and valuation techniques used to measure fair value. We adopted the new disclosure requirements in ASU 2010-06 as of the period ended March 31, 2010, and it did not have a material impact on our Consolidated Financial Statements.

ASU 2010-09 — Amendments to Certain Recognition and Disclosure Requirements:  In February 2010, the FASB issued ASU 2010-09. This amendment to ASC Topic 855 — Subsequent Events removes the requirement for an SEC filer to disclose the date through which subsequent events are evaluated. This includes both issued and revised financial statements. We adopted the new disclosure requirements in ASU 2010-09 as of the period ended March 31, 2010, and it did not have a material impact on our Consolidated Financial Statements.

ASC 810 — Consolidation of Variable Interest Entities:  In June 2009, FASB issued additional guidance related to ASC Topic No. 810, “Consolidation” (ASC 810). ASC 810 requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This guidance requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. We adopted the additional guidance as of the period ended March 31, 2010, and it did not have a material impact on our Consolidated Financial Statements.

We have determined that all other recently issued accounting standards will not have a material impact on our Consolidated Financial Statements, or do not apply to our operations.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

2.	Net Income Per Share

The following table summarizes the computation of basic and diluted net income per share (in thousands, except per share data):

	For the Years Ended December 31,
	2010	2009	2008

Earnings per share — basic
Net income — basic	$15,735	$49,771	$63,595
Weighted average shares outstanding — basic	37,518	36,975	37,016

Earnings per share — basic	$0.42	$1.35	$1.72

Earnings per share — diluted
Net income — basic	$15,735	$49,771	$63,595
Exclude: Interest expense and amortized financing cost of convertible senior notes, net of tax benefit	79	84	1,739

Net income — diluted	$15,814	$49,855	$65,334

Weighted average shares outstanding — basic	37,518	36,975	37,016
Dilutive impact of non-vested stock and options outstanding	621	529	665
Dilutive impact of convertible senior notes	200	200	4,425

Weighted average shares outstanding — diluted	38,339	37,704	42,106

Earnings per share — diluted	$0.41	$1.32	$1.55

Options to purchase 1,304,744, 1,298,087 and 778,034 shares for 2010, 2009 and 2008, were not included in the computation of diluted net income per share, because their effect on diluted net income per share would have been anti-dilutive.

The unissued shares underlying our 2010 senior convertible notes, 1,173,544 weighted average shares for 2010, were excluded for the purposes of calculating GAAP diluted net income per share, because their effect on diluted net income per share would have been anti-dilutive.

The impact of the convertible note repurchase was anti-dilutive for the year ending December 31, 2009, and has been excluded from the computation of diluted net income per share as a result.

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

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

Level 3 — Unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimate of market participant assumptions.

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The Company’s policy is to recognize transfers between levels at the end of the quarter.

The following table sets forth by level within the fair value hierarchy, our financial assets that were accounted for at fair value on a recurring basis at December 31, 2010 and 2009, (in thousands), according to the valuation techniques we used to determine their fair values. There have been no transfers of assets between the fair value hierarchies presented below:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3

Balance as of December 31, 2010
Cash and cash equivalents	$565,086	$565,086	$—	$—
Restricted cash	2,070	2,070	—	—
Certificates of deposit	93	93	—	—
U.S. government sponsored entities	34,965	34,965	—	—
Corporate bonds	121,944	121,944	—	—
Asset backed securities	6,027	6,027	—	—
Student loan bonds	83,678	—	—	83,678
Market basis equity investments	3,818	3,818	—	—

Total assets measured at fair value	$817,681	$734,003	$—	$83,678

Balance as of December 31, 2009
Cash and cash equivalents	$392,704	$392,704	$—	$—
U.S. government sponsored entities	3,997	3,997	—	—
Corporate bonds	11,231	11,231	—	—
Student loan bonds	92,801	—	—	92,801

Total assets measured at fair value	$500,733	$407,932	$—	$92,801

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

The following is a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3 inputs) (in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	Short-term	Long-term
	Investments	Investments	Total

Balance as of January 1, 2008	$119,750	$—	$119,750
Total unrealized gain (loss) included in other comprehensive income	—	(16,287)	(16,287)
Purchases	—	—	—
Issuances	—	—	—
Settlements	(10,250)	—	(10,250)
Transfers in and/or out of Level 3	(109,500)	109,500	—

Balance as of December 31, 2008	$—	$93,213	$93,213
Total unrealized gain (loss) included in other comprehensive income	—	9,988	9,988
Purchases	—	—	—
Issuances	—	—	—
Settlements	—	(10,400)	(10,400)
Transfers in and/or out of Level 3	—	—	—

Balance as of December 31, 2009	$—	$92,801	$92,801
Total unrealized gain (loss) included in other comprehensive income	—	(623)	(623)
Purchases	—	—	—
Issuances	—	—	—
Settlements	—	(8,500)	(8,500)
Transfers in and/or out of Level 3	—	—	—

Balance as of December 31, 2010	$—	$83,678	$83,678

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

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Asset Backed Securities.  Consist of securities that are backed by automobile loan receivables that trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. The fair value of these securities was measured using quoted market prices and is classified as Level 1. The contractual maturity of these investments is within one year.

Auction Rate Securities (Student loan bonds in table).  As of December 31, 2010, we held $90.6 million of auction rate securities (ARS) at par value which we have recorded at $83.7 million fair value. As of December 31, 2009, we held $99.1 million of ARS at par which was recorded at $92.8 million fair value. All of the ARS are AAA/Aaa rated and 105%-115% over collateralized by student loans guaranteed by the U.S. government with the exception of one security which is rated AAA/A3 and one security which is rated AAA/Aa1. Almost all of these securities continue to fail at auction due to continued illiquid market conditions.

Due to the illiquid market conditions, we have recorded a temporary fair value reduction of our ARS in the amount of $6.9 million (7.6% of par value) in our year end 2010 balance sheet under “Accumulated other comprehensive income (loss), compared to $6.3 million temporary fair value reduction in 2009 (6.4% of par value). The determination of fair value required management to make estimates and assumptions about the ARS. The discounted cash flow model we used to value these securities included the following assumptions:

•	determination of the penalty coupon rate, frequency of reset period associated with each ARS

•	an average redemption period of seven years

•	a contribution of the ARS paying its contractually stated interest rate

•	determination of the risk adjusted discount rate based on LIBOR rates for these maturities plus market information on student loan credit spreads

The aggregate ARS portfolio yielded 1.7% and 1.8% in 2010 and 2009, respectively. We continue to receive 100% of the contractually required interest payments. The portfolio has a weighted average maturity of 29.3 and 28.8 years in 2010 and 2009, respectively. We continue to believe that we will be able to liquidate at par over time. We do not intend to sell the investments prior to recovery of their amortized cost basis nor do we believe it is more likely than not we may be required to sell the investments prior to recovery of their amortized cost basis. Accordingly, we treated the fair value decline as temporary. We anticipate we will have sufficient cash flow from operations to execute our business strategy and fund our operational needs. We believe that capital markets are also available if we need to finance other investing alternatives.

We classify our ARS as Level 3 long-term investments until we receive a call or partial call on the securities. Upon receipt of a call or partial call, we classify the securities subject to the call or partial call, as Level 1 short term investments. As of December 31, 2010, and December 31, 2009, our entire ARS portfolio was classified as Level 3 long-term investments. As of December 31, 2010, the difference between fair value and par value of the ARS was $6.9 million, or 0.8% of total assets measured at fair value or 0.5% of total assets reported in our financial statements. In 2010 and 2009, we’ve liquidated $8.5 million and $10.4 million of ARS due to full or partial calls at par.

Market Basis Equity Investments.  Consist of available for sale equity securities that trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. The fair value of these

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

investments was measured using quoted market prices and is classified as Level 1. In 2010, we incurred a $2.2 million non-cash other-than-temporary impairment on an equity investment historically held at cost basis.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

In 2010, we had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

The aggregate carrying value and fair value of the Company’s cost method equity investments at December 31, 2010 and 2009, was $23.2 million and $26.8 million, respectively, and is included in the long-term investments line item on the balance sheet. The December 31, 2009, balance included an investment in fatfoogoo, AG. We acquired the remaining 81% of our investment in fatfoogoo during 2010; see Note 5 — Business Combination, Goodwill and Intangible Assets for more details. The remaining decrease in carrying value was due to translation adjustments from investments we acquired in late 2009 and we believe the entity valuations completed at acquisition and the investees’ subsequent performance against those projections indicates that the acquisition price continues to represent fair value.

As of December 31, 2010, the fair value of our $345.0 million 2.0% fixed rate senior convertible notes was valued at $338.3 million, based on the quoted fair market value of the debt.

As of December 31, 2010 and 2009, the fair value of our $8.8 million 1.25% fixed rate senior convertible notes was valued at $9.0 million and $7.5 million, respectively, based on the quoted fair market value of the debt.

4.	Investments

As of December 31, 2010 and 2009, our available-for-sale securities consisted of the following (in thousands):

		Unrealized Gain (Loss)			Maturities/Reset Dates
		Less than 12	Greater than 12		Less than 12	Greater than 12
	Cost	Months	Months	Fair Value	Months	Months

Balance as of December 31, 2010
Certificates of deposit	$93	$—	$—	$93	$93	$—
U.S. government sponsored entities	35,021	(56)	—	34,965	34,965	—
Corporate bonds	122,132	(188)	—	121,944	8,330	113,614
Asset backed securities	6,033	(6)		6,027	6,027	—
Student loan bonds	90,600	—	(6,922)	83,678	—	83,678
Market basis equity investments(1)	3,818	—	—	3,818	—	3,818

Total available-for-sale securities	$257,697	$(250)	$(6,922)	$250,525	$49,415	$201,110

Balance as of December 31, 2009
U.S. government sponsored entities	$3,999	$(2)	$—	$3,997	$1,993	$2,004
Corporate bonds	11,221	10	—	11,231	3,112	8,119
Student loan bonds	99,100	—	(6,299)	92,801	—	92,801

Total available-for-sale securities	$114,320	$8	$(6,299)	$108,029	$5,105	$102,924

(1)	Cost is net of a $2.2 million non-cash other than temporary impairment recorded in the 2010 statements of operations.

We consider the fair value decline of our investments in U.S. government sponsored entities, corporate bonds and asset backed securities to be temporary, as we do not intend to sell the investments and it is not

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

likely that we will be required to sell the investments before recovery of their amortized cost basis. See Note 3 — Fair Value Measurements, regarding the fair value decline in student loan bonds.

Realized gains or losses on investments are recorded in our statements of operations within “Other income (expense), net”. In 2010, 2009 and 2008, our proceeds on sales of investment equaled par value. Upon the sale of a security classified as available for sale, the amount reclassified out of “Accumulated other comprehensive income (loss)” into earnings is based on the average cost method. We reclassified $0.4 million and $0.9 million from “Accumulated other comprehensive income (loss)” to net assets in relation to securities settled at par within 2010 and 2009, respectively. No reclassifications from “Accumulated other comprehensive income (loss)” occurred in 2008. Realized losses on sales of investments were immaterial in 2010, 2009 and 2008.

5.	Business Combinations, Goodwill and Intangible Assets

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

Acquisitions completed in 2010

On August 31, 2010, we entered an agreement to acquire substantially all of the assets and assume certain liabilities of Journey Education Marketing, Inc. for approximately $21.0 million. In conjunction with the transaction, we paid $7.0 million in cash and assumed certain liabilities. Of the purchase price, $1.0 million is held in escrow to address potential purchase price adjustments and indemnification claims. Prior to this asset acquisition, the Company held no investment in Journey Education Marketing, Inc. The agreement secures us access to academic distribution channels in the U.S. K-12 and post-secondary academic markets.

The asset purchase will be accounted for as a business combination under GAAP. The assets and liabilities related to the agreement have been recorded in Digital River Educational Services, Inc.; the results of operations of this entity and the preliminary estimated fair value of the acquired assets and assumed liabilities have been included in our Consolidated Financial Statements. The preliminary allocation of the purchase price was based upon preliminary valuations for certain assets and assumed liabilities and will be completed in subsequent quarters. The final allocation of the purchase price may be different from our preliminary allocation.

On April 29, 2010, we entered an agreement to acquire all of the capital stock of fatfoogoo, AG, a privately held company based in Vienna, Austria, for $7.0 million in cash. The agreement provides us with the opportunity to offer game publishers and developers a single e-commerce connection for managing their online product sales both in-store and in-game. The purchase agreement provides fatfoogoo shareholders with an earn-out opportunity based on achieving certain earnings targets during the first two years subsequent to the acquisition. We recorded contingent consideration of $0.7 million based on probability-weighted estimates determined during the year. Prior to this acquisition, we held a 19% investment in fatfoogoo; this investment was recorded using the cost method in our financial statements and included in our year end 2009 balance sheet under “long-term investments”, which was carried at a cost of $1.7 million.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

The results of operations of fatfoogoo and the estimated fair value of the acquired assets and assumed liabilities have been included in our Consolidated Financial Statements. The allocation of the purchase price was based upon valuations for certain assets and assumed liabilities and was completed during the third quarter.

Acquisitions completed in 2009

No acquisitions in 2009.

Acquisitions completed in 2008

On September 1, 2008, we acquired all of the capital stock of THINK Subscription, Inc. (Think Subscription), a privately-held company based in Provo, Utah, for approximately $5.1 million in cash. Think Subscription provides subscription management and fulfillment software to content publishers, online service providers, media vendors and other subscription-based businesses. The agreement provided Think Subscription shareholders with an earn-out opportunity that was settled at $1.25 million in 2009. This earn-out was recorded as goodwill as it was considered incremental to the purchase price. No future earn-out obligations exist.

On January 1, 2008, we acquired all of the capital stock of DigitalSwift Corporation (DigitalSwift), a privately-held company based in Madison, Georgia, for approximately $9.2 million in cash. DigitalSwift is a manufacturer and fulfiller of on-demand, dynamic and build-to-order CDs and DVDs to consumers. The agreement also provides DigitalSwift shareholders with an earn-out opportunity based on DigitalSwift achieving certain revenue and earnings targets during the first year subsequent to the acquisition. Earn-out payments of $1.0 million and $3.0 million were made in 2008 and 2009, respectively, no future earn-out obligations exist. These earn-outs were recorded as goodwill as they were considered incremental to the purchase price.

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

Accrued Acquisition Liabilities

As of December 31, 2010, there were estimated future earn-outs and additional consideration of $1.6 million in accrued acquisition liabilities.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the purchase acquisitions completed during the three years in the period ended December 31, 2010. It includes a preliminary valuation of the Journey Education Marketing, Inc. asset purchase (in thousands):

	Initial	Initial				Other Intangible Assets
	Shares	Purchase	Acquired	Assumed		Technology/	Customer	Non-compete
Acquisition	Issued	Consideration	Assets	Liabilities	Goodwill	Tradename	Relationships	Agreements

2010
Journey Education Marketing, Inc.	—	$7,000	$8,437	$(23,874)	$8,437	$4,124	$7,654	$2,222
fatfoogoo, AG	—	8,616	1,348	(3,158)	4,847	4,851	728	—

Total	—	$15,616	$9,785	$(27,032)	$13,284	$8,975	$8,382	$2,222

2009
No acquisitions in 2009
2008
Think Subscription, Inc.	—	$5,100	$644	$(1,019)	$2,007	$1,209	$1,813	$—
CustomCD, Inc.	—	7,000	764	(355)	3,136	2,059	1,468	—
DigitalSwift Corporation	—	9,200	427	(459)	4,673	487	4,325	—

Total	—	$21,300	$1,835	$(1,833)	$9,816	$3,755	$7,606	$—

Note: Balances as of acquisition date and do not reflect subsequent earn-outs, adjustments or currency translation. Recorded goodwill associated with the Company’s acquisition of Digital Swift Corporation is deductible for tax purposes, remaining acquisitions’ goodwill is not deductible . All goodwill is assigned to the Company’s one reporting unit.

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

We complete our annual impairment test using a two-step approach during the fourth quarter of each fiscal year and reassess any intangible assets, including goodwill, recorded in connection with earlier acquisitions. Our assessment has indicated that there is no impairment of goodwill for the years ended December 31, 2010, 2009 and 2008.

The changes in the net carrying amount of goodwill for the years ended December 31, 2010 and 2009 are as follows (in thousands). This table includes a preliminary valuation of the Journey Education Marketing, Inc. asset purchase:

Total

Balance as of December 31, 2008	$273,788
Goodwill from acquisitions and earn-outs	2,508
Adjustments from foreign currency translation(1)	3,242

Balance as of December 31, 2009	$279,538
Goodwill from acquisitions and earn-outs	13,239
Adjustments from foreign currency translation(1)	(8,837)

Balance as of December 31, 2010	$283,940

(1)	Adjustments to goodwill during the year ended December 31, 2010 and December 31, 2009, resulted from foreign currency translation current and prior period acquisitions.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

Intangible Assets

Information regarding our other intangible assets is as follows (in thousands). This table includes a preliminary valuation of the Journey Education Marketing, Inc. asset purchase:

	As of December 31, 2010
	Carrying Amount	Accumulated	Carrying Amount
	Gross	Amortization	Net

Customer relationships	$71,700	$47,225	$24,475
Non-compete agreements	7,381	5,315	2,066
Technology/tradename	38,936	27,566	11,370

Total	$118,017	$80,106	$37,911

	As of December 31, 2009
	Carrying Amount	Accumulated	Carrying Amount
	Gross	Amortization	Net

Customer relationships	$63,319	$42,764	$20,555
Non-compete agreements	5,227	5,227	—
Technology/tradename	31,217	26,167	5,050

Total	$99,763	$74,158	$25,605

Amortization expense was $7.8 million, $7.6 million and $8.4 million, for the years ended 2010, 2009 and 2008, respectively. The result of the allocation of the purchase price between amortizable costs and goodwill could have an impact on our future operating results. The components of intangible assets acquired during the years ended December 31, 2010, 2009 and 2008, are as follows (in thousands). This table includes a preliminary valuation of the Journey Education Marketing, Inc. asset purchase. No significant residual value is estimated for these assets.

	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Life	Amount	Life	Amount	Life

Customer relationships	$8,382	5 years	$—	—	$7,606	6 years
Non-compete agreements	2,222	3 years	—	—	—	—
Technology/tradename	8,975	6 years	—	—	3,755	4 years

Total	$19,579	5 years	$—	—	$11,361	5 years

Estimated amortization expense for the remaining life of the intangible assets, based on intangible assets as of December 31, 2010, is as follows (in thousands). This table includes a preliminary valuation of the

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

Journey Education Marketing, Inc. asset purchase; estimated amortization expense could change as the preliminary valuation is finalized.

Year

2011	$7,724
2012	7,621
2013	5,787
2014	5,675
2015	4,933
Thereafter	6,171

Total	$37,911

Following is an allocation of the net assets acquired from the acquisitions consummated and amounts paid under earn-out arrangements in 2010 (in thousands). There were no acquisitions in 2009. This table includes a preliminary valuation of Journey Education Marketing, Inc. asset purchase:

2010

Assets acquired	$9,785
Liabilities assumed	(27,032)
Customer relationships	8,382
Non-compete agreements	2,222
Technology/tradename	8,975
Goodwill (year of acquisition)	13,284

Net assets acquired	$15,616

6.	Stock-Based Compensation

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

General Stock Award Information

As of December 31, 2010, there were 1,711,619 shares available for future awards under our 2007 Plan. Awards that expire or are canceled without delivery of shares generally become available for issuance under the Plan. We issue new shares to satisfy exercises and vestings of awards granted under the stock award plan.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

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

A summary of the changes in outstanding options is as follows:

				Weighted
	Shares		Options	Average
	Available	Options	Price	Price
	for Grant	Outstanding	Per Share	Per Share

Balance, December 31, 2007	2,848,728	2,778,310	$2.59 - $57.36	$28.41
Granted	(807,000)	807,000	19.28 - 41.44	31.10
Restricted stock effect on shares available for grant	(278,952)	N/A	N/A	N/A
Exercised		(425,774)	4.56 - 38.17	16.84
Canceled/expired	213,686	(213,686)	9.13 - 56.61	38.59

Balance, December 31, 2008	1,976,462	2,945,850	$2.59 - $57.36	$30.08
Granted	(95,000)	95,000	24.07 - 39.62	26.43
Restricted stock effect on shares available for grant	(1,715,555)	N/A	N/A	N/A
Exercised		(436,631)	4.56 - 32.33	23.02
Canceled/expired	106,994	(106,994)	4.65 - 55.39	36.23
Additional shares reserved	2,650,000	N/A	N/A	N/A

Balance, December 31, 2009	2,922,901	2,497,225	$2.59 - $57.36	$30.91
Granted	—	—	—	—
Restricted stock effect on shares available for grant	(1,442,827)	N/A	N/A	N/A
Exercised		(328,717)	2.59 - 32.33	15.23
Canceled/expired	231,545	(231,545)	6.38 - 55.39	31.25

Balance, December 31, 2010	1,711,619	1,936,963	$3.88 - $57.36	$33.53

The following table summarizes significant ranges of outstanding and exercisable options under our 1998 Plan and 2007 Plan as of December 31, 2010:

	Options Outstanding				Options Exercisable
		Weighted	Weighted	Aggregate		Weighted	Aggregate
	Number	Average	Average	Intrinsic	Number	Average	Intrinsic
Exercise Price	Outstanding	Life Remaining	Price	Value	Exercisable	Price	Value

$ 3.88 - $7.55	22,048	1.3 years	$5.55	$636,528	22,048	$5.55	$636,528
9.55 - 13.92	239,599	1.7 years	12.09	5,350,732	239,599	12.09	5,350,732
16.72 - 22.98	195,680	3.3 years	22.66	2,301,490	187,680	22.80	2,180,370
23.01 - 30.69	295,018	4.7 years	28.72	1,682,408	271,518	29.08	1,449,845
31.84 - 39.62	686,070	6.6 years	33.06	1,148,986	508,273	33.32	738,758
40.10 - 57.36	498,548	6.2 years	52.84	—	457,347	53.02	—

$ 3.88 - $57.36	1,936,963	5.2 years	$33.53	$11,120,144	1,686,465	$33.43	$10,356,233

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $34.42 as of December 31, 2010, which would have been received by the option holders had those option holders exercised their options as of that date. The total intrinsic value of options exercised during the twelve months ended December 31, 2010, 2009 and 2008 were $6.2 million, $5.6 million and $8.2 million, respectively, determined as of the date of exercise. The weighted average life remaining on exercisable options is 4.9 years.

Restricted stock awards are subject to forfeiture if employment terminates prior to the release of the restrictions. Performance based awards (performance shares) are subject to forfeiture if employment terminates prior to the release of the restrictions or if established performance goals are not met. During the vesting period, ownership of the shares cannot be transferred. Restricted stock and performance shares are considered issued and outstanding at the grant date and have the same dividend and voting rights as other common stock, such dividend rights are forfeitable during the vesting period. A summary of the changes in restricted stock and performance shares under our 1998 Plan and 2007 Plan as of December 31, 2010, is as follows:

		Weighted
	Restricted Stock and	Average
	Performance Shares	Fair Value

Non-Vested Balance, December 31, 2007	233,404	$50.64
Granted	498,550	29.04
Vested	(66,010)	49.42
Forfeited	(312,582)	33.61

Non-Vested Balance, December 31, 2008	353,362	$35.45
Granted	1,286,100	26.23
Vested	(126,243)	37.32
Forfeited	(142,396)	26.90

Non-Vested Balance, December 31, 2009	1,370,823	$27.52

Granted	1,260,050	27.81
Vested	(377,201)	29.35
Forfeited	(298,164)	26.56

Non-Vested Balance, December 31, 2010	1,955,508	$27.50

Employee Stock Purchase Plan

We also sponsor an employee stock purchase plan under which 1,200,000 shares have been reserved for purchase by employees. The purchase price of the shares under the plan is the lesser of 85% of the fair market value on the first or last day of the offering period. Offering periods are currently every six months ending on June 30 and December 31. Employees may designate up to ten percent of their compensation for the purchase of shares under the plan. Total shares purchased by employees under the plan were 115,710, 113,675 and 111,640 in the years ended December 31, 2010, 2009 and 2008, respectively. There were 139,392 shares still reserved under the plan as of December 31, 2010.

Inducement Equity Incentive Plan

Effective on December 14, 2005, we adopted an Inducement Equity Incentive Plan (the “Inducement Plan”) initially for Commerce5, Inc. executives who joined Digital River as a result of the acquisition, or other personnel who join us after the date of the Inducement Plan adoption. A total of 87,500 restricted shares of Digital River stock may be issued under the Inducement Plan, subject to vesting. In accordance with the

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

NASDAQ rules, no stockholder approval was required for the Inducement Plan. There were 34,608 shares still reserved under the plan as of December 31, 2010.

Expense Information

The following table summarizes stock-based compensation expense, net of tax, related to employee stock options, awards and employee stock purchases recognized (in thousands):

	Year Ended December 31,
	2010	2009	2008

Costs and expenses
Direct cost of services	$621	$658	$785
Network and infrastructure	997	751	192
Sales and marketing	6,997	6,742	4,562
Product research and development	3,145	2,439	1,258
General and administrative	9,013	7,680	5,751

Stock-based compensation included in costs and expenses	20,773	18,270	12,548
Tax benefit	(7,396)	(6,420)	(4,260)

Stock-based compensation expense, net of tax	$13,377	$11,850	$8,288

Valuation Information

During the twelve months ending ended December 31, 2009 and 2008, we estimated the fair value of each stock option on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions. No stock options were granted in 2010.

	2009	2008

Risk-free interest rate	1.3%	2.0%
Expected life (years)	3.14	3.37
Volatility factor	0.46	0.45
Expected dividends	—	—
Weighted average fair value of options granted	$8.68	$10.74

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

As stock-based compensation expense recognized in the Consolidated Statements of Operations for the twelve months ended December 31, 2010, is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. U.S. GAAP requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

At December 31, 2010, there was approximately $2.4 million of total unrecognized stock-based compensation expense, adjusted for estimated forfeitures, related to unvested stock option awards that we expect to recognize over a weighted-average period of 1.1 years. At December 31, 2010, there was approximately $32.7 million of total unrecognized stock-based compensation expense, adjusted for estimated

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

forfeitures, related to unvested restricted stock and performance share awards that we expect to recognize over a weighted-average period of 2.7 years.

During the years ended December 31, 2010, 2009 and 2008, we estimated the fair value of stock-based compensation expense associated with our employee stock purchase plans on the date of grant using the Black-Scholes option pricing valuation model with the following weighted average assumptions:

	2010	2009	2008

Risk-free interest rate	0.2%	0.3%	2.8%
Expected life (years)	0.5	0.5	0.5
Volatility factor	0.52	0.63	0.43
Expected dividends	—	—	—
Weighted average fair value of employee stock purchase plan shares	$7.62	$8.90	$9.35

7.	Income Taxes

The components of pretax income are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008

United States	$9,553	$27,418	$46,988
International	3,720	34,378	39,283

Total	$13,273	$61,796	$86,271

The provision (benefit) for income taxes is composed of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008

Current tax expense (benefit):
United States federal	$1,675	$12,886	$18,792
State and local	435	726	1,223
International	2,548	3,647	6,858

Total current provision for income taxes	4,658	17,259	26,873
Deferred tax expense (benefit):
United States federal	(5,171)	(4,021)	(3,926)
State and local	(325)	(230)	(255)
International	(1,624)	(983)	(16)

Total deferred provision (benefit) for income taxes	(7,120)	(5,234)	(4,197)

Provision for income taxes	$(2,462)	$12,025	$22,676

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate of 35% to income before income taxes (in thousands):

	Year Ended December 31,
	2010	2009	2008

Tax expense at statutory rate	$4,646	$21,629	$30,195
State taxes, net of federal benefit	72	496	968
International rate differential	(1,364)	(9,662)	(7,860)
Tax credits	(8,612)	(484)	(955)
Nondeductible expense and other	842	(8)	(940)
Valuation allowance release	(974)	(305)	—
Adjustment for unrecognized tax benefits	2,928	359	1,268

Total	$(2,462)	$12,025	$22,676

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred income taxes are as follows (in thousands):

	2010	2009

Deferred tax assets:
Net operating loss and credit carryforwards	$6,641	$7,444
Nondeductible reserves and accruals	28,456	22,859
Depreciation and amortization	3,716	3,158
Valuation allowance	(816)	(1,144)

Total deferred tax assets	37,997	32,317

Deferred tax liabilities:
Depreciation	(2,054)	(1,374)
Other intangibles	(11,657)	(10,805)

Total deferred tax liabilities	(13,711)	(12,179)

Net deferred tax assets	$24,286	$20,138

As of December 31, 2010, we had U.S. tax loss carryforwards of approximately $9.8 million and foreign tax loss carryforwards of $9.9 million. All of the U.S. tax loss carryforwards consist of acquired net operating losses and $9.3 million of the foreign tax loss carryforwards are acquired net operating losses. The U.S. tax loss carryforwards expire in the years 2021 through 2028. However, we anticipate most U.S. tax loss carryforwards will be utilized in the next few years.

There is uncertainty of future realization of the deferred tax assets resulting from tax loss carryforwards due to anticipated limitations. Therefore, a valuation allowance was recorded against the tax effect of such tax loss carryforwards. During 2010, the Company released $0.9 million of valuation allowance recorded on its acquired foreign tax loss carryforwards because we believe it is more likely than not that these deferred tax assets will be realized. This reduction in the valuation allowance reduced tax expense. The Company also recorded $0.6 million of valuation allowance on tax loss carryforwards and other tax attributes because we believe it is more likely than not that these deferred tax assets will not be realized. At December 31, 2010, the Company has a valuation allowance on approximately $0.5 million of deferred tax assets related to operating

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

losses and $0.3 million of deferred tax assets related to other tax attributes as we believe it is more likely than not that these deferred tax assets will not be realized. Any future release of this valuation allowance will reduce expense.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of December 31, 2007	$5,447
Increases for tax positions taken during current year	2,957
Increases for tax positions taken during prior years	613
Decreases as a result of settlements with taxing authorities	(2,622)

Balance as of December 31, 2008	$6,395
Increases for tax positions taken during current year	1,791
Increases for tax positions taken during prior years	10
Decreases for tax positions taken during prior years	(983)
Decreases as a result of settlements with taxing authorities	(639)

Balance as of December 31, 2009	$6,574
Increases for tax positions taken during current year	4,195
Decreases for tax positions taken during prior years	(265)
Decreases for expiration of statute of limitations	(93)
Decreases as a result of settlements with taxing authorities	(385)

Balance as of December 31, 2010	$10,026

All of these unrecognized tax benefits would affect our effective tax rate if recognized. We recognize interest and penalties related to uncertain tax positions in income tax expense. We had approximately $0.4 million and $0.9 million of accrued interest and penalties related to uncertain tax positions at December 31, 2010 and 2009, respectively. Interest on unrecognized tax benefits was ($0.5) million, $0.1 million and $0.7 million in years 2010, 2009 and 2008, respectively.

The Company and its subsidiaries file income tax returns in U.S. federal and various state jurisdictions, and foreign jurisdictions. The tax years 2006-2009 remain open to examination by the major taxing jurisdictions to which we are subject. Several of the Company’s international subsidiaries were under examination during 2010, resulting in only minor agreed upon adjustments. Due to the potential resolution of examinations currently being performed by taxing authorities, and the expiration of various statutes of limitation, it is reasonably possible that our gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $2.9 million. Beyond this estimate, it is not practical to determine the timing of any cash flows related to these uncertain tax positions.

During 2010, we repatriated approximately $26 million of earnings from our German subsidiary, resulting in a US tax benefit driven by the generation of excess foreign tax credits. This was a one-time distribution as we plan to indefinitely reinvest all remaining foreign earnings. No provision has been made for federal income taxes on approximately $117.6 million of our foreign subsidiaries undistributed earnings as of December 31, 2010, since we plan to indefinitely reinvest all such earnings. If these earnings were distributed to the U.S. in the form of dividends or otherwise, we would be subject to U.S. income taxes on such earnings. The amount of U.S. income taxes would be subject to adjustment for foreign tax credits and for the impact of the step-up in the basis of assets resulting from elections made at the time of acquisitions. If these earnings were to be distributed, the income tax liability would be approximately $28.3 million.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

8.	COMMITMENTS AND CONTINGENCIES

Leases

We currently have 44 facility leases in addition to leasing certain computer equipment under non-cancelable operating leases. Total rent expense, including common area maintenance charges, recognized under all leases was $7.3 million, $7.4 million and $7.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. We did not incur contingent or sublease rental expense in 2010, 2009 or 2008. The minimum annual rent payments under long-term leases at December 31, 2010, were as follows (in thousands):

Year ending December 31,	Lease Obligations

2011	$5,871
2012	2,444
2013	3,887
2014	2,970
2015	2,762
Thereafter	18,900

Total future minimum obligations	$36,834

In the second half of 2010, we entered into an agreement to lease 132,600 square feet for general office purposes at 10350 Bren Road West, Minnetonka, MN 55343. The operating lease contains a ten year term and will commence in the second quarter of 2011. We intend to relocate our corporate office facilities to the new location by the end of the third quarter of 2011. We have a right to renew the term for one five year period subsequent to the original term. Significant provisions of the lease include a rent holiday for the first eighteen months of occupancy, subsequent rent escalations and leasehold improvement allowances. The rent holiday and escalations will be amortized over the life of the agreement. Leasehold improvement allowances will be classified as a reduction to rent and will be recorded as a function of property and equipment, net, with amortization recorded over the life of the lease. There are no other unusual provisions or conditions, such as contingent rent payments or rent concessions. The lease of 10350 Bren Road West has been included in the above table.

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

On January 5, 2009, the U.S. Patent and Trademark Office issued a final office action rejecting the claims in the ’135 patent which were subject to reexamination. On January 14, 2009, the U.S. Patent and Trademark Office issued a final office action rejecting all but two of the claims in the ’572 patent which were subject to reexamination. On April 16, 2010, the Board of Patent Appeals and Interferences reversed the decision of the

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

Examiner to reject the claims in the ’135 patent and the ’572 patent which were subject to reexamination. On July 20, 2010, the U.S. Patent and Trademark Office issued Reexamination Certificates for the ’135 and ’572 patents with no changes to the asserted patent claims. On October 6, 2010, the Court granted DDR Holdings’ unopposed motion to lift the stay in the Texas litigation. On December 8, 2010, DDR filed a third amended complaint adding claims of infringement related to a more recently issued patent. On February 11, 2011, Digital River filed its answer to the third amended complaint. We intend to vigorously defend ourselves in the DDR Holdings matters, however, given the relatively early stage of the proceedings, no assurances can be given at this time as to the ultimate outcome of this case, or the range of potential loss should the outcome be unfavorable.

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

From time to time, we are involved in other disputes or regulatory inquiries that arise in the ordinary course of business. Any claims or regulatory actions against us, whether meritorious or not, could be time consuming, result in costly litigation, damage awards, injunctive relief or increased costs of doing business through adverse judgment or settlement, require us to change our business practices in expensive ways, require significant amounts of management time, result in the diversion of significant operational resources or otherwise harm our business. These matters are subject to inherent uncertainties and management’s view of these matters may change in the future.

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

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

operating rules or re-interpret existing rules that we or our credit card processors might find difficult to follow. We also could be subject to fines or increased fees from MasterCard and Visa.

9.	DEBT

2010 Senior Convertible Notes.  On November 1, 2010, we sold and issued $345.0 million in aggregate principal amount of senior convertible notes (2010 Notes), in a private, unregistered offering. The 2010 Notes are unsecured obligations and rank equally with all of our existing and future senior unsecured debt. The 2010 Notes were sold at 100% of their principal amount. The 2010 Notes bear interest at the rate of 2.00% per annum from the date of issuance, payable semi-annually on May 1 and November 1, commencing on May 1, 2011. The 2010 Notes will mature, unless earlier repurchased, redeemed or converted in accordance with their terms, on November 1, 2030.

Holders have the right to convert some or all of the 2010 Notes at any time prior to the maturity date into shares of our common stock at the initial conversion rate of 20.3537 shares per $1,000 in principal amount of the 2010 Notes, which is equal to an initial conversion price of approximately $49.13 per share. At the initial conversion rate, assuming the conversion of all $345 million in aggregate principal amount, the 2010 Notes may be converted into approximately 7,022,026 shares of our common stock. We will adjust the conversion price if certain events occur, as specified in the related indenture, such as the issuance of our common stock as a dividend or distribution or the occurrence of a stock subdivision or combination. If we undergo certain types of fundamental changes, as defined in the indenture, on or before November 1, 2015, we will be required to pay a fundamental change make-whole premium on 2010 Notes converted in connection with such make-whole fundamental change by increasing the conversion rate. The amount of the fundamental change make-whole premium, if any, will be based on our common stock price and the effective date of the make-whole fundamental change.

At any time on or after November 1, 2015, and prior to the maturity date, we may redeem for cash some or all of the 2010 Notes at a redemption price equal to 100% of the principal amount of the 2010 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

Holders have the right to require us to repurchase some or all of their 2010 Notes for cash on each of November 1, 2015, November 1, 2020 and November 1, 2025, at a repurchase price equal to 100% of the principal amount of the 2010 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the relevant repurchase date. If we undergo certain types of fundamental changes prior to the maturity date, holders of the 2010 Notes will have the right, at their option, to require us to repurchase some or all of their 2010 Notes at a repurchase price equal to 100% of the principal amount of the 2010 Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.

Proceeds from the 2010 Note were used to fund a $35.0 million common stock repurchase buy-back program completed in 2010 and the remainder of the net proceeds from the sale will be used for general corporate and strategic purposes.

2004 Senior Convertible Notes.  In 2004 we sold and issued $195.0 million in aggregate principal amount of 1.25% senior convertible notes due January 1, 2024 (2004 Notes), in a private, unregistered offering. The 2004 Notes were sold at 100% of their principal amount. On January 5, 2009, we announced that holders of 95.5% of the 2004 Notes exercised the option to require us to repurchase those Notes on January 2, 2009, at a purchase price of 100.25% of the principal amount of each tendered 2004 Note. Notes with an aggregate principal amount of approximately $8.8 million remain outstanding. Holders of the remaining outstanding 2004 Notes have the right to require us to repurchase their 2004 Notes prior to maturity on January 1, 2014 and 2019.

We are required to pay interest on the 2004 Notes on January 1 and July 1 of each year so long as the 2004 Notes are outstanding. The 2004 Notes bear interest at a rate of 1.25% and, if specified conditions are

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

met, are convertible into our common stock at a conversion price of $44.063 per share. The 2004 Notes may be surrendered for conversion under certain circumstances, including the satisfaction of a market price condition, such that the price of our common stock reaches a specified threshold; the satisfaction of a trading price condition, such that the trading price of the 2004 Notes falls below a specified level; the redemption of the 2004 Notes by us, the occurrence of specified corporate transactions, as defined in the related indenture; and the occurrence of a fundamental change, as defined in the related indenture. The initial conversion price is equivalent to a conversion rate of approximately 22.6948 shares per $1,000 of principal amount of the 2004 Notes. We will adjust the conversion price if certain events occur, as specified in the related indenture, such as the issuance of our common stock as a dividend or distribution or the occurrence of a stock subdivision or combination.

We incurred interest expense of $1.7 million in 2010 and made interest payments of $0.1 million. We incurred interest expense of $5.3 million in 2009, which included the write-off of $5.2 million in debt financing costs related to the 2004 Senior Convertible Note repurchase in January 2009, and made interest payments of $1.3 million. We incurred interest expense of $2.5 million in 2008 and made interest payments of $2.4 million.

10.	STOCKHOLDERS’ EQUITY

Share Repurchase Program

Set forth below is information regarding the Company’s stock repurchases during 2010.

Total Number of
	Total Number	Average	Shares Purchased	Maximum Number of
	of Shares	Price Paid	as Part of Publicly	Shares that may yet
Period	Purchased	Per Share	Announced Plan	be Purchased Under the Plan

November 1, 2010	943,881	$37.08	943,881	—

11.	EMPLOYEE BENEFIT PLAN

401K Plan

We have a defined contribution 401(k) retirement plan for eligible employees. Employees may contribute up to 15% of their pretax compensation to the plan, with us providing a discretionary match of up to 50% of the total employee contribution. Amounts charged to expense related to our matching contributions were $2.7 million in 2010, $2.3 million in 2009 and $2.2 million in 2008.

12.	SEGMENT INFORMATION

We view our operations and manage our business as one reportable segment, providing outsourced e-commerce solutions globally to a variety of companies, primarily in the software and high-tech products markets. Factors used to identify our single operating segment include the financial information available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance. We market our products and services through our offices in the United States and our wholly-owned branches and subsidiaries operating in Austria, Brazil, China, Germany, Korea, Ireland, Japan, Luxembourg, Sweden, Taiwan and the United Kingdom.

Sales to international customers accounted for 46.4%, 41.1% and 42.8% of revenue for 2010, 2009 and 2008, respectively. Sales are attributed to a geographic region based on the ordering location of the customer. Summarized revenue information by region for fiscal 2010, 2009 and 2008 is outlined below (dollars in thousands). If revenue earned in any individual country exceeds 10% of the revenue reported for the period, the country is separately listed. The remaining balance is segregated to Europe and other. Currently, no non-U.S country exceeds the 10% threshold.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

	2010	2009	2008

United States	$194,689	$237,726	$225,385
Europe	110,784	109,329	112,211
Other	57,753	56,711	56,630

Total	$363,226	$403,766	$394,226

Sales of products from one software publisher client, Symantec Corporation, accounted for approximately 5.8%, 21.5% and 24.3% of our total revenue in 2010, 2009 and 2008, respectively. In addition, revenues derived from proprietary Digital River services sold to Symantec consumers and dealer network sales of Symantec products amounted to approximately 1.1%, 6.9% and 9.4% of total Digital River revenue in 2010, 2009 and 2008, respectively. Microsoft Corporation accounted for approximately 24.7%, 11.8% and 7.1% of our revenue in 2010, 2009 and 2008, respectively.

The following table presents selected asset information by geographic area based on the physical location of the assets (in thousands). If assets in any individual country exceed 10% of the assets reported for the period, the country is separately listed. The remaining balance is segregated to Europe and other. Currently, no non-U.S country exceeds the 10% threshold.

	2010		2009
	United States	Europe and Other	United States	Europe and Other

Total property and equipment	$121,743	$18,532	$107,026	$16,951
Accumulated depreciation	(76,995)	(13,681)	(58,015)	(11,619)

Net property and equipment	$44,748	$4,851	$49,011	$5,332

Digital River, Inc.

Schedule II
For Years Ended December 31, 2010, 2009 and 2008
(In thousands)

		Charges to
	Balance at	Costs and		Balance at
2010	Beginning of Year	Expenses	Deductions	End of Year

Allowance for doubtful accounts	$2,222	$7,284	$(4,604)	$4,902
Accrued chargeback reserve	1,287	9,881	(9,232)	1,936

		Charges to
	Balance at	Costs and		Balance at
2009	Beginning of Year	Expenses	Deductions	End of Year

Allowance for doubtful accounts	$2,457	$4,954	$(5,189)	$2,222
Accrued chargeback reserve	1,608	11,114	(11,435)	1,287

		Charges to
	Balance at	Costs and		Balance at
2008	Beginning of Year	Expenses	Deductions	End of Year

Allowance for doubtful accounts	$2,489	$5,214	$(5,246)	$2,457
Accrued chargeback reserve	1,186	9,514	(9,092)	1,608

			Charged /
		Charged /	(Credited) to
Deferred income tax asset	Balance at	(Credited) to	Other	Balance at
valuation allowance	Beginning of Year	Expenses	Accounts	End of Year

2010	$1,144	$(914)	$586	$816
2009	1,371	(227)	—	1,144
2008	1,390	—	(19)	1,371

INDEX TO EXHIBITS

Exhibit
Number		Description of Document

3	.1(2)	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.
3	.2(4)	Amended and Restated Bylaws of the Registrant, as currently in effect.
4	.1(5)	Specimen Stock Certificate.
4	.2(9)	Indenture dated as of June 1, 2004, between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the 2004 Note.
4	.3(17)	Indenture dated as of November 1, 2010, between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the 2010 Note.
10	.1(5)	Form of Indemnity Agreement between Registrant and each of its directors and executive officers.
10	.3(5)	Consent to Assignment and Assumption of Lease dated April 22, 1998, by and between CSM Investors, Inc., IntraNet Integration Group, Inc. and Registrant.
10	.4(3)	Assignment of Lease dated April 21, 1998, by and between Intranet Integration Group, Inc. and Registrant.
10	.5(3)	Lease Agreement dated January 18, 2000, between Property Reserve, Inc. and Registrant.
10	.6(4)	First Amendment of Lease dated January 31, 2001, to that certain Lease dated April 24, 1996, between CSM Investors, Inc. and Registrant (as assignee of Intranet Integration Group, Inc.).
10	.7(6)	1998 Stock Option Plan, as amended and superseded by Exhibit 10.19.*
10	.8(7)	1999 Stock Option Plan, formerly known as the 1999 Non-Officer Stock Option Plan, as amended and superseded by Exhibit 10.19.*
10	.9(6)	2000 Employee Stock Purchase Plan, as amended, and offering.*
10	.11(8)	Second Amendment of Lease dated April 22, 2002, to that certain Lease dated April 24, 1996, between CSM Investors, Inc. and Registrant (as assignee of Intranet Integration Group, Inc.) as amended.
10	.12(8)	Second Amendment of Lease dated April 28, 2003, to that certain Lease dated January 18, 2000, between Property Reserve Inc. and Registrant.
10	.15(9)	Registration Rights Agreement dated as of June 1, 2004, between Digital River, Inc. and the initial purchasers of Senior Convertible Notes due January 1, 2024.
10	.16(13)	Summary of Compensation Program for Non-Employee Directors.
10	.17(14)	Second Amended and Restated Symantec Online Store Agreement, by and among Symantec Corporation, Symantec Limited, Digital River, Inc. and Digital River Ireland Limited effective April 1, 2006 ‡
10	.18(10)	1998 Equity Incentive Plan (formerly known as 1998 Stock Option Plan).*
10	.19(13)	Amended and Restated Employment Agreement for Joel A. Ronning.*
10	.20(13)	Change of Control and Severance Agreement for Thomas M. Donnelly.*
10	.21(11)	Form of Amendment to Non-Qualified Stock Option Agreement.*
10	.22(12)	Inducement Equity Incentive Plan.*
10	.23(15)	2007 Equity Incentive Plan.*
10	.24(13)	Change of Control and Severance Agreement for Kevin L. Crudden.*
10	.25(16)	Microsoft Operations Digital Distribution Agreement, by and among Digital River, Inc. and Microsoft Corporation effective September 1, 2006 ‡
10	.26(16)	Direct Reseller Addendum to the Microsoft Operations Digital Distribution Agreement, by and among Digital River, Inc. and Microsoft Corporation effective September 1, 2006 ‡
10	.27(16)	Omnibus Amendment to the Microsoft Operations Digital Distribution Agreement, by and among Digital River, Inc. and Microsoft Corporation effective October 4, 2007 ‡
10	.28(16)	Amendment to the Microsoft Operations Digital Distribution Agreement, by and among Digital River, Inc. and Microsoft Corporation effective December 2, 2008 ‡
10	.29(16)	Amendment to the Microsoft Operations Digital Distribution Agreement, by and among Digital River, Inc. and Microsoft Corporation effective September 9, 2009 ‡

Exhibit
Number		Description of Document

10	.30(17)	Purchase Agreement, dated as of October 26, 2010, among Digital River, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. Incorporated, as representatives of the initial purchasers named in Schedule A thereto.
10	.31(18)	Second Omnibus Amendment to the Microsoft Operations Digital Distribution Agreement ‡
12	.1++	Computation of Ratio of Earnings to Fixed Charges.
21	.1++	Subsidiaries of Digital River, Inc.
23	.1++	Consent of Independent Registered Public Accounting Firm, dated February 24, 2011.
24	.1++	Power of Attorney, pursuant to which amendments to this Annual Report on Form 10-K may be filed, is included on the signature pages of this Annual Report on Form 10-K.
31	.1++	Certification of Digital River, Inc.’s Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2++	Certification of Digital River, Inc.’s Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32++		Certification of Digital River, Inc.’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(19)		The following financial information from Digital River, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheet, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (vi) Consolidated Statements of Stockholders’ Equity, and (v) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).

++	Filed herewith.

*	Management contract or compensatory plan.

‡	Confidential treatment has been requested for portions of this agreement, which portions have been filed † separately with the SEC.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 4, 2004.

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 1, 2006.

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 30, 2000.

(4)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001.

(5)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 333-56787), declared effective on August 11, 1998.

(6)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (File No. 333-105864) filed on June 5, 2003.

(7)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003.

(8)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed on May 15, 2003.

(9)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 13, 2004.

(10)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 31, 2005.

(11)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on August 9, 2005.

(12)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 20, 2005.

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 10, 2008.

(14)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 1, 2007.

(15)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 29, 2008.

(16)	Incorporated by reference from the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2009, filed on August 19, 2010.

(17)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 1, 2010.

(18)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 2, 2010.

(19)	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.