Form 10-Q
period 2011-03-31
DIGITAL RIVER INC /DE
filed 2011-05-06
CIK 1062530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011
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
The number of shares of common stock outstanding at April 1, 2011 was 39,651,869 shares.

DIGITAL RIVER, INC.
Form 10-Q
Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DIGITAL RIVER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited)
	March 31,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$484,226	$565,086
Short-term investments	238,400	163,029
Accounts receivable, net of allowance of $4,849 and $4,902	53,607	50,922
Deferred tax assets	10,719	10,628
Prepaid expenses and other	35,692	30,375

Total current assets	822,644	820,040

Property and equipment, net	48,970	49,599
Goodwill	294,359	283,940
Intangible assets, net of accumulated amortization of $83,644 and $80,106	35,366	37,911
Long-term investments	109,246	110,736
Deferred income taxes	17,891	17,721
Other assets	12,368	13,820

TOTAL ASSETS	$1,340,844	$1,333,767

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$187,215	$188,915
Accrued payroll	18,270	21,117
Deferred revenue	11,267	10,446
Accrued acquisition liabilities	710	1,615
Other accrued liabilities	44,595	58,083

Total current liabilities	262,057	280,176

NON-CURRENT LIABILITIES
Senior convertible notes	353,805	353,805
Other liabilities	15,131	16,038

Total non-current liabilities	368,936	369,843

TOTAL LIABILITIES	630,993	650,019

STOCKHOLDERS’ EQUITY
Preferred Stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $.01 par value; 120,000,000 shares authorized; 47,112,046 and 46,323,799 shares issued	471	463
Treasury stock at cost; 7,460,177 and 7,297,174 shares	(260,759)	(255,196)
Additional paid-in capital	689,693	683,307
Retained earnings	261,621	254,602
Accumulated other comprehensive income (loss)	18,825	572

Total stockholders’ equity	709,851	683,748

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,340,844	$1,333,767

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data; unaudited)

	Three Months Ended
	March 31,
	2011	2010
Revenue	$98,185	$98,726
Costs and expenses (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	4,163	4,637
Network and infrastructure	12,612	11,432
Sales and marketing	37,706	41,050
Product research and development	15,620	15,689
General and administrative	10,756	10,829
Depreciation and amortization	5,405	5,481
Amortization of acquisition-related intangibles	2,122	1,481

Total costs and expenses	88,384	90,599

Income (loss) from operations	9,801	8,127
Interest income	1,475	764
Interest expense	(2,257)	(66)
Other income (expense), net	(134)	851

Income (loss) before income taxes	8,885	9,676
Income tax expense (benefit)	1,866	2,709

Net income (loss)	$7,019	$6,967

Net income (loss) per share — basic	$0.19	$0.19

Net income (loss) per share — diluted	$0.18	$0.18

Shares used in per-share calculation — basic	37,230	37,416

Shares used in per-share calculation — diluted	38,254	38,220

See accompanying notes to condensed consolidated financial statements.

DIGITAL RIVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Three Months Ended
	March 31,
	2011	2010
OPERATING ACTIVITIES
Net income (loss)	$7,019	$6,967
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of acquisition-related intangibles	2,122	1,481
Change in accounts receivable allowance, net of acquisitions	(97)	751
Depreciation and amortization	5,405	5,481
Debt issuance cost amortization	505	—
Stock-based compensation expense	4,955	4,476
Excess tax benefits from stock-based compensation	(1,418)	(442)
Deferred and other income taxes	1,152	108
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,399)	3,606
Prepaid and other assets	(3,938)	(2,420)
Accounts payable	(6,733)	(17,258)
Deferred revenue	629	526
Income tax payable	(419)	5,933
Other accrued liabilities	(19,099)	(7,467)

Net cash provided by (used in) operating activities	(11,316)	1,742

INVESTING ACTIVITIES
Purchases of investments	(109,115)	(11,675)
Sales of investments	37,799	12,250
Cash paid for acquisitions, net of cash received	—	(333)
Purchases of equipment and capitalized software	(4,507)	(3,553)

Net cash provided by (used in) investing activities	(75,823)	(3,311)

FINANCING ACTIVITIES
Debt issuance costs	(342)	—
Exercise of stock options	214	486
Repurchase of restricted stock to satisfy tax withholding obligation	(5,563)	(2,896)
Excess tax benefits from stock-based compensation	1,418	442

Net cash provided by (used in) financing activities	(4,273)	(1,968)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	10,552	(10,242)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(80,860)	(13,779)
CASH AND CASH EQUIVALENTS, beginning of period	565,086	392,704

CASH AND CASH EQUIVALENTS, end of period	$484,226	$378,925

SUPPLEMENTAL DISCLOSURES
Cash paid for interest on senior convertible notes	$55	$55

Cash paid for income taxes	$832	$1,763

See accompanying notes to condensed consolidated financial statements.

1. BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which in our opinion are necessary to fairly state our consolidated financial position, results of operations and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2011, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2011. The December 31, 2010, information was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles (GAAP) in the United States.
Summary of Significant Accounting Policies
A detailed description of our significant accounting policies can be found in our most recent Annual Report filed on Form 10-K for the fiscal year ended December 31, 2010. There were no material changes in significant accounting policies during the quarter ended March 31, 2011.
Restricted Cash
Restricted cash consists of cash and cash equivalents that are held in escrow accounts and restricted by agreements with third parties for a particular purpose. Restricted cash and cash equivalents are included in current assets under “prepaid expenses and other” on our Condensed Consolidated Balance Sheets, and are recorded at fair value. As of March 31, 2011, we had $1.6 million of restricted cash, and $2.1 million of restricted cash as of December 31, 2010.
Software Development
Costs to develop software for internal use are required to be capitalized and amortized over the estimated useful life of the software. For the three months ended March 31, 2011 and 2010, we capitalized $2.0 million and $1.0 million related to software development, respectively. This capitalization is primarily related to the development of our enterprise resource planning (ERP) system, new data management and reporting infrastructure. We expect these investments to drive long-term operational efficiencies across the organization and provide further competitive differentiation.
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
The components of comprehensive income (loss) are (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net Income	$7,019	$6,967
Other comprehensive income (loss):
Unrealized foreign exchange gain (loss) on the revaluation of investments in foreign subsidiaries	17,629	(15,334)
(Increase) decrease in temporary impairment of auction rate securities	650	52
Unrealized gain (loss) on investments	265	56
Tax benefit (expense)	(291)	(40)

Other comprehensive income (loss)	18,253	(15,266)

Comprehensive income (loss)	$25,272	$(8,299)

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
We are exposed to market risk from changes in foreign currency exchange rates. Our primary risk is the effect of foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating sales and expenses. These exposures are mitigated by the use of foreign exchange forward contracts with maturities of approximately one week. Our derivatives are not designated as hedges and are adjusted to fair value through income each period. The principal exposures mitigated were euro, pound sterling and Australian dollar currencies. For the three months ended March 31, 2011 and March 31, 2010, derivative exposures were immaterial. The notional amounts held and the underlying gain/loss were determined to be immaterial when compared to our overall cash and cash equivalents and the net income reported for the respective periods.
Our foreign currency contracts contain credit risk to the extent that our bank counterparties may be unable to meet the terms of the agreements. We minimize such risk by limiting our counterparties to major financial institutions of high credit quality.
Recent Accounting Pronouncements
Accounting Standards Update (ASU) 2009-13 — Multiple-Deliverable Revenue Arrangements: In October 2009, the Financial Accounting Standards Board (FASB) issued ASU 2009-13. This update provides amendments to Accounting Standards Codification (ASC) Topic 605 — Revenue Recognition that enables vendors to account for products or services (deliverables) separately rather than as a combined unit. The amendments eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The amendments also require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. Additionally, disclosures related to multiple-deliverable revenue arrangements have also been expanded. The provisions were effective for fiscal years beginning on or after June 15, 2010. We have adopted the new guidance in ASU 2009-13 as of January 1, 2011, and it did not have a material impact on our Condensed Consolidated Financial Statements.
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
ASU 2010-28 — Goodwill Impairment Testing: In December 2010, the FASB issued ASU 2010-28. This update provides amendments to ASC Topic 350 — Intangibles-Goodwill and Other that require additional qualitative analysis within step 1 of the goodwill impairment test if a reporting unit’s carrying value is zero or negative. If it is more likely than not that a goodwill impairment exists, step 2 of the goodwill impairment test is required. We have adopted the new guidance in ASU 2010-28 as of the period ended March 31, 2011, and it did not have a material impact on our Condensed Consolidated Financial Statements.
ASU 2010-29 — Disclosure of Supplementary Pro Forma Information for Business Combinations: In December 2010, the FASB issued ASU 2010-29. This amendment to ASC Topic 805 — Business Combinations requires public entities to disclose pro forma revenue and earnings of a combined entity for the current reporting period for all material business combinations as though the acquisition date that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, this same disclosure requirement is applicable. Additionally, supplemental pro forma disclosures were amended to require a description of the nature and amount of material pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. We have adopted the new disclosure requirements as of the period ended March 31, 2011.
We have determined that all other recently issued accounting standards will not have a material impact on our Condensed Consolidated Financial Statements, or do not apply to our operations.
2. NET INCOME PER SHARE
The following table summarizes the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2011	2010
Net income per share — basic
Net income — basic	$7,019	$6,967
Weighted average shares outstanding — basic	37,230	37,416

Net income per share — basic	$0.19	$0.19

Net income per share — diluted
Net income — basic	$7,019	$6,967
Exclude: Interest expense and amortized financing cost of convertible senior notes, net of tax benefit	20	21

Net income — diluted	$7,039	$6,988

Weighted average shares outstanding — basic	37,230	37,416
Dilutive impact of non-vested stock and options outstanding	824	604
Dilutive impact of convertible senior notes	200	200

Weighted average shares outstanding — diluted	38,254	38,220

Net income per share — diluted	$0.18	$0.18

Options to purchase 708,142 and 1,597,623 shares for the three months ended March 31, 2011 and 2010, respectively, were not included in the computation of diluted net income per share, because their effect on diluted net income per share would have been anti-dilutive.
The unissued shares underlying our 2010 senior convertible notes, 7,022,027 shares for three months ended March 31, 2011, were excluded for the purposes of calculating GAAP diluted net income per share, because their effect on diluted net income per share would have been anti-dilutive.
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
The following table sets forth by level within the fair value hierarchy, our financial assets that were accounted for at fair value on a recurring basis at March 31, 2011 and December 31, 2010, (in thousands), according to the valuation techniques we used to determine their fair values. There have been no transfers of assets between the fair value hierarchies presented below:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Balance as of March 31, 2011
Cash and cash equivalents	$484,226	$484,226	$—	$—
Restricted cash	1,613	1,613	—	—
Certificates of deposit	93	93	—	—
U.S. government sponsored entities	55,998	55,998	—	—
Corporate bonds	158,795	158,795	—	—
Asset backed securities	23,514	23,514	—	—
Market basis equity investments	4,185	4,185	—	—
Student loan bonds	80,403	—	—	80,403

Total assets measured at fair value	$808,827	$728,424	$—	$80,403

Balance as of December 31, 2010
Cash and cash equivalents	$565,086	$565,086	$—	$—
Restricted cash	2,070	2,070	—	—
Certificates of deposit	93	93	—	—
U.S. government sponsored entities	34,965	34,965	—	—
Corporate Bonds	121,944	121,944	—	—
Asset backed securities	6,027	6,027	—	—
Market basis equity investments	3,818	3,818	—	—
Student loan bonds	83,678	—	—	83,678

Total assets measured at fair value	$817,681	$734,003	$—	$83,678

The following table is a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3 inputs) (in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	Short-term	Long-term
	Investments	Investments	Total
Balance as of December 31, 2009	$—	$92,801	$92,801
Total gains or losses (realized/unrealized) included in other comprehensive income	—	(623)	(623)
Purchases	—	—	—
Issuances	—	—	—
Settlements	—	(8,500)	(8,500)
Transfers in and/or out of Level 3	—	—	—

Balance as of December 31, 2010	—	83,678	83,678
Total gains or losses (realized/unrealized) included in other comprehensive income	—	650	650
Purchases	—	—	—
Issuances	—	—	—
Settlements	—	(3,925)	(3,925)
Transfers in and/or out of Level 3	—	—	—

Balance as of March 31, 2011	$—	$80,403	$80,403

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
U.S government sponsored entities. Consist of Fannie Mae, Freddie Mac and Federal Home Loan Bank investment grade bonds that trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. The fair value of these bonds was measured using quoted market prices and is classified as Level 1. The contractual maturity of these investments is within three years.
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
Auction Rate Securities (Student loan bonds in table). As of March 31, 2011, we held $86.7 million of auction rate securities (ARS) at par value which we have recorded at $80.4 million fair value. As of December 31, 2010, we held $90.6 million of ARS at par value which was recorded at $83.7 million fair value. All of the ARS are AAA/Aaa rated and 105%-115% over collateralized by student loans guaranteed by the U.S. government with the exception of one security which is rated AAA/A3 and one security which is rated AAA/Aa1. Almost all of these securities continue to fail at auction due to continued illiquid market conditions.
Due to the illiquid market conditions, we recorded a temporary fair value reduction of our ARS in the amount of $6.3 million (7.2% of par value) in our balance sheet ended March 31, 2011, under “Accumulated other comprehensive income (loss)”, compared to a $6.9 million temporary fair value reduction in 2010 (7.6% of par value). The determination of fair value required management to make estimates and assumptions about the ARS. The discounted cash flow model we used to value these securities included the following assumptions:
•	determination of the penalty coupon rate and the frequency of the reset period associated with each ARS

•	an average redemption period of seven years

•	a contribution of the ARS paying its contractually stated interest rate

•	determination of the risk adjusted discount rate based on LIBOR rates for these maturities plus market information on student loan credit spreads
The aggregate ARS portfolio had an annualized yield of 1.6% in the three months ended March 31, 2011, compared to a yield of 1.8% in the three months ended March 31, 2010. We continue to receive 100% of the contractually required interest payments. The portfolio had a weighted average maturity of 28.8 years and 29.3 years as of March 31, 2011 and December 31, 2010, respectively. We continue to believe that we will be able to liquidate at par over time. We do not intend to sell the investments prior to recovery of their amortized cost basis nor do we believe it is more likely than not we may be required to sell the investments prior to recovery of their amortized cost basis. Accordingly, we treated the fair value decline as temporary. We anticipate we will have sufficient cash flow from operations to execute our business strategy and fund our operational needs. We believe that capital markets are also available if we need to finance other investing alternatives.
We classify our ARS as Level 3 long-term investments until we receive a call or partial call on the securities. Upon receipt of a call or partial call, we classify the securities subject to the call or partial call, as Level 1 short term investments. As of March 31, 2011 and December 31, 2010, our entire ARS portfolio was classified as Level 3 long-term investments. As of March 31, 2011, the difference between fair value and par value of the ARS was $6.3 million, or 0.8% of total assets measured at fair value or 0.5% of total assets reported in our financial statements. In the three months ended March 31, 2011, we liquidated $3.9 million of ARS due to full or partial calls at par. During the fiscal year ended December 31, 2010, we liquidated $8.5 million of ARS due to full or partial calls at par.
Market Basis Equity Investments. Consist of available for sale equity securities that trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. The fair value of these investments was measured using quoted market prices and is classified as Level 1.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
In the first quarter of 2011, we had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.
The aggregate carrying value and fair value of the Company’s cost method equity investments at March 31, 2011, and December 31, 2010, was $24.7 million and $23.2 million, respectively and is included in the long-term investments line item on the balance sheet. The increase in carrying value was due to translation adjustments from investments we acquired in late 2009 and we believe the entity valuations completed at acquisition and the investees’ subsequent performance against those projections indicates that the acquisition price continues to represent fair value.
As of March 31, 2011 and December 31, 2010, the fair value of our $345.0 million 2.0% fixed rate 2010 senior convertible notes was valued at $362.3 million and $338.3 million, respectively, based on the quoted fair market value of the debt.
As of March 31, 2011 and December 31, 2010, the fair value of our $8.8 million 1.25% fixed rate 2004 senior convertible notes was valued at $9.0 million and $9.0 million, respectively, based on the quoted fair market value of the debt.
4. INVESTMENTS
As of March 31, 2011, and December 31, 2010, our available-for-sale securities consisted of the following (in thousands):

		Unrealized Gain (Loss)			Maturities/Reset Dates
		Less than 12	Greater than 12		Less than 12	Greater than 12
	Cost	Months	Months	Fair Value	Months	Months
Balance as of March 31, 2011
Certificates of deposit	$93	$—	$—	$93	$93	$—
U.S. government sponsored entities	56,126	(128)	—	55,998	46,009	9,989
Corporate bonds	158,779	16	—	158,795	18,198	140,597
Asset backed securities	23,522	(8)	—	23,514	21,014	2,500
Student loan bonds	86,675	—	(6,272)	80,403	—	80,403
Market basis equity investments	4,051	134	—	4,185	—	4,185

Total available-for-sale securities	$329,246	$14	$(6,272)	$322,988	$85,314	$237,674

Balance as of December 31, 2010
Certificates of deposit	$93	$—	$—	$93	$93	$—
U.S. government sponsored entities	35,021	(56)	—	34,965	34,965	—
Corporate bonds	122,132	(188)	—	121,944	8,330	113,614
Asset backed securities	6,033	(6)		6,027	6,027	—
Student loan bonds	90,600	—	(6,922)	83,678	—	83,678
Market basis equity investments (1)	3,818	—	—	3,818	—	3,818

Total available-for-sale securities	$257,697	$(250)	$(6,922)	$250,525	$49,415	$201,110

(1)	Cost is net of a $2.2 million non-cash other than temporary impairment recorded in the 2010 statements of operations.
We consider the fair value decline of our investments in U.S. government sponsored entities and asset backed securities to be temporary, as we do not intend to sell the investments and it is not likely that we will be required to sell the investments before recovery of their amortized cost basis. See Note 3 — Fair Value Measurements, regarding the fair value decline in student loan bonds.
Realized gains or losses on investments are recorded in our statement of operations within “Other expense, net”. In the three months ended March 31, 2011 and March 31, 2010, the Company’s proceeds on sales of investments equaled par value. Upon the sale of a security classified as available for sale, the security’s specific unrealized gain (loss) is reclassified out of “Accumulated other comprehensive income (loss)” into earnings. In the three months ended March 31, 2011 and March 31, 2010, the Company reclassified from “Accumulated other comprehensive income (loss)” to net assets $0.1 million and $0.1 million, respectively, related to securities settled at par within the periods. Realized gains and losses on sales of investments were immaterial in the three months ended March 31, 2011 and March 31, 2010.
5. BUSINESS COMBINATIONS, GOODWILL AND INTANGIBLE ASSETS
Business Combinations
Acquisitions completed in 2011
During the three months ended March 31, 2011, we did not complete any acquisitions.

Acquisitions completed in 2010
In 2010, we completed two acquisitions for a total purchase price of $28.0 million. The purchase price for one of the acquisitions is preliminary and expected to be completed in the subsequent quarter. These acquisitions were not material individually or in the aggregate, to our Condensed Consolidated Financial Statements.
Accrued Acquisition Liabilities
As of March 31, 2011 and December 31, 2010, there were estimated future earn-outs and additional consideration of $0.7 million and $1.6 million, respectively, in accrued acquisition liabilities.
6. STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation expense related to employee stock options, restricted stock awards and employee stock purchases recognized (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Costs and expenses
Direct cost of services	$115	$138
Network and infrastructure	247	198
Sales and marketing	1,760	1,373
Product research and development	710	725
General and administrative	2,123	2,042

Stock-based compensation included in costs and expenses	$4,955	$4,476

7. INCOME TAXES
For the three months ended March 31, 2011 and 2010, our tax expense was $1.9 million and $2.7 million, respectively. For the three months ended March 31, 2011, our tax expense consisted of approximately $1.2 million of U.S. tax expense and $0.7 million of foreign tax expense. For the three months ended March 31, 2010, our tax expense consisted of approximately $2.2 million of U.S. tax expense and $0.5 million of foreign tax expense. For the three months ended March 31, 2011 and 2010, the tax rate was 21.0% and 28.0%, respectively.
There is uncertainty of future realization of the deferred tax assets resulting from tax loss carryforwards due to anticipated limitations. Therefore, a valuation allowance was recorded against the tax effect of such tax loss carryforwards. At March 31, 2011, the Company has a valuation allowance on approximately $0.5 million of deferred tax assets related to operating losses and $0.3 million of deferred tax assets related to other tax attributes as we believe it is more likely than not that these deferred tax assets will not be realized. Any future release of this valuation allowance will reduce expense.
As of March 31, 2011, we had $10.1 million of unrecognized tax benefits, excluding related interest. All of these unrecognized tax benefits would affect our effective tax rate if recognized. Gross unrecognized tax benefits increased by $0.1 million during the quarter for items identified during the current period. As of March 31, 2011, we had approximately $0.5 million of accrued interest related to uncertain tax positions. Due to the potential resolution of examinations currently being performed by taxing authorities and the expiration of various statutes of limitation, it is reasonably possible that the balance of our gross unrecognized tax benefits may change within the next twelve months by a range of zero to $2.9 million.
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
On January 5, 2009, the U.S. Patent and Trademark Office issued a final office action rejecting the claims in the ‘135 patent which were subject to reexamination. On January 14, 2009, the U.S. Patent and Trademark Office issued a final office action rejecting all but two of the claims in the ‘572 patent which were subject to reexamination. On April 16, 2010, the Board of Patent Appeals and Interferences reversed the decision of the Examiner to reject the claims in the ‘135 patent and the ‘572 patent which were subject to reexamination. On July 20, 2010, the U.S. Patent and Trademark Office issued Reexamination Certificates for the ‘135 and ‘572 patents with no changes to the asserted patent claims. On October 4, 2010, the Court granted DDR Holdings’ unopposed motion to lift the stay in the Texas litigation. On December 8, 2010, DDR filed a third amended complaint adding claims of infringement related to a more recently issued patent. On February 14, 2011, Digital River filed its answer to the third amended complaint. We intend to vigorously defend ourselves in the DDR Holdings matters, however, given the relatively early stage of the proceedings, no assurances can be given at this time as to the ultimate outcome of this case, or the range of potential loss should the outcome be unfavorable.
In December 2010, a lawsuit was filed against a number of software companies, including us, by Uniloc USA, Inc. and Uniloc Singapore Private Limited in the United States District Court for the Eastern District of Texas. The complaint seeks monetary damages in unspecified amounts and permanent injunction based upon claims for alleged patent infringement. While we intend to vigorously defend this matter, we cannot predict the timing or ultimate outcome, nor estimate a range of loss, if any, for this matter.
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
In addition, we are required by our credit card processors to comply with credit card association operating rules, and we have agreed to indemnify our processors for any fines they are assessed by credit card associations as a result of processing payments for us. The credit card associations and their member banks set and interpret the credit card rules. Visa, MasterCard, American Express or Discover could adopt new operating rules or re-interpret existing rules that we or our credit card processors might find difficult to follow. We also could be subject to fines or increased fees from MasterCard and Visa.

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
Holders have the right to convert some or all of the 2010 Notes at any time prior to the maturity date into shares of our common stock at the initial conversion rate of 20.3537 shares per $1,000 in principal amount of the 2010 Notes, which is equal to an initial conversion price of approximately $49.13 per share. At the initial conversion rate, assuming the conversion of all $345 million in aggregate principal amount, the 2010 Notes may be converted into approximately 7,022,027 shares of our common stock. We will adjust the conversion price if certain events occur, as specified in the related indenture, such as the issuance of our common stock as a dividend or distribution or the occurrence of a stock subdivision or combination. If we undergo certain types of fundamental changes, as defined in the indenture, on or before November 1, 2015, we will be required to pay a fundamental change make-whole premium on 2010 Notes converted in connection with such make-whole fundamental change by increasing the conversion rate. The amount of the fundamental change make-whole premium, if any, will be based on our common stock price and the effective date of the make-whole fundamental change.
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
Overview
We provide end-to-end global e-commerce and marketing solutions to a wide variety of companies in software, consumer electronics, computer games, video games and other markets. We offer our clients a broad range of services that enable them to quickly and cost effectively establish an online sales channel capability and to subsequently manage and grow online sales on a global basis while mitigating risks. Our services include design, development and hosting of online stores and shopping carts, store merchandising and optimization, order management, denied parties screening, export controls and management, tax compliance and management, fraud management, digital product delivery via download, physical product fulfillment, subscription management, online marketing including e-mail marketing, management of affiliate programs, paid search programs, payment processing services, website optimization, web analytics and reporting, and CD production and delivery.
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
On September 1, 2010, we announced an amendment of our agreement with Microsoft Corporation (“Microsoft”) to extend the term of the Microsoft Operations Digital Distribution Agreement through October 31, 2013. On August 30, 2010, we entered into the Microsoft Store USA statement of work with Microsoft whereby we will build, host and manage Microsoft® Store, an e-commerce store that supports the sale and fulfillment of Microsoft and third party software as well as consumer electronics products to customers in the United States. On March 2, 2011, Digital River began providing e-commerce hosting and payment processing services in connection with Microsoft Store. In addition to Microsoft Store, Digital River maintains its role as a reseller of Microsoft products via Digital River’s existing online stores. Currently, we are providing e-commerce services, ranging from transaction and payment processing, to e-marketing, digital downloads, fraud prevention and multi-lingual customer support in support of some of the popular Microsoft software titles, including Microsoft© Office. The global arrangement incorporates digital fulfillment across multiple geographies, including North America, Asia, Europe and Latin America.
As announced on October 12, 2009, Symantec Corporation informed us that it elected not to renew its e-commerce agreement with us. As a consequence, their e-commerce agreement terminated on June 30, 2010. We recorded $0.1 million in overall revenues from the Symantec contract in the three months ended March 31, 2011.

We view our operations and manage our business as one reportable segment, providing outsourced e-commerce solutions globally to a variety of companies, primarily in the software and consumer electronics product markets.
We were incorporated in Delaware in February 1994. Our headquarters are located at 9625 West 76th Street, Eden Prairie, Minnesota and our telephone number is 952-253-1234.
General information about us can be found at www.digitalriver.com under the “Company/Investor Relations” link or follow the Company on Twitter at twitter.com/digitalriverinc. Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments or exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we file such reports with the Securities and Exchange Commission.
Results of Operations
The following table sets forth certain items from our condensed consolidated statements of operations as a percentage of total revenue for the periods indicated:

	Three Months Ended
	March 31,
	2011	2010
Revenue	100.0%	100.0%

Costs and expenses (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	4.2	4.7
Network and infrastructure	12.8	11.6
Sales and marketing	38.4	41.6
Product research and development	15.9	15.9
General and administrative	11.0	10.9
Depreciation and amortization	5.5	5.6
Amortization of acquisition-related intangibles	2.2	1.5

Total costs and expenses	90.0	91.8

Income (loss) from operations	10.0	8.2
Interest Income	1.5	0.8
Interest Expense	(2.3)	(0.1)
Other income (expense), net	(0.2)	0.9

Income (loss) before income taxes	9.0	9.8
Income tax expense (benefit)	1.9	2.7

Net income (loss)	7.1%	7.1%

REVENUE. Our revenue was $98.2 million for the three months ended March 31, 2011, compared to $98.7 million for the same period in the prior year, a decrease of $0.5 million or 0.5%. The revenue decrease is primarily attributable to the decline in Symantec revenue of $17.2 million for the three months ended March 31, 2011, compared to the same period in the prior year. Excluding Symantec, revenue increased 20.3% for the three months ended March 31, 2011, over the same period in the prior year. The increase is attributed to increased traffic, growth in the number of consumer electronic clients, growth in our digital software business and expanded strategic marketing activities with a larger number of clients. The revenue decrease was partially offset by favorable foreign currency impact year over year.
International e-commerce sales were approximately 46.2% of total sales in the three month period ended March 31, 2011, compared to 46.3% for the same period in the prior year.
DIRECT COST OF SERVICES. Direct cost of services primarily includes costs related to product fulfillment, backup CD production and delivery solutions and certain client-specific costs. Direct cost of service expenses were $4.1 million for the three months ended March 31, 2011, compared to $4.6 million for the same period in the prior year. The decrease was primarily attributable to lower CD production and delivery costs.
As a percentage of revenue, direct cost of services were 4.2% for the three months ended March 31, 2011, compared to 4.7% for the same period in the prior year.
NETWORK AND INFRASTRUCTURE. Our network and infrastructure expenses primarily include costs to operate and maintain our technology platforms, customer service, data communication and data center operations. Network and infrastructure expenses were $12.6 million and $11.4 million for the three months ended March 31, 2011 and 2010, respectively. This increase was mainly due to increased investment in workforce related costs to drive future efficiencies in our technologies and increased software license expense partially offset by reductions in data communication costs.
As a percentage of revenue, network and infrastructure expenses were 12.8% for the three months ended March 31, 2011, compared to 11.6% for the same period in the prior year.
SALES AND MARKETING. Our sales and marketing expenses include credit card transaction and other payment processing fees, personnel and related costs, advertising, promotional and product marketing expenses, credit card chargebacks and bad debt expense. Sales and marketing expenses were $37.7 million and $41.1 million for the three months ended March 31, 2011 and 2010, respectively. The decrease in sales and marketing was primarily driven by lower payment processing related fees and chargeback rates and decreased advertising costs partially offset by higher workforce related costs and other expenses, such as travel costs.
As a percentage of revenue, sales and marketing expenses were 38.4% in the three months ended March 31, 2011, compared to 41.6% for the same period in the prior year.
PRODUCT RESEARCH AND DEVELOPMENT. Our product research and development expenses include costs associated with design, development and enhancement of our technology platforms and related systems. Research and development costs are expensed as incurred, except certain internal-use software development costs eligible for capitalization and costs directly associated with preparing a client website launch eligible to be deferred and amortized over the life of the sites associated revenue streams. Product research and development expenses were $15.6 million and $15.7 million for the three months ended March 31, 2011 and 2010, respectively.
As a percentage of revenue, product research and development expenses were 15.9% in the three months ended March 31, 2011, compared to 15.9% for the same period in the prior year.
GENERAL AND ADMINISTRATIVE. Our general and administrative expenses primarily include executive, finance, human resources and other administrative workforce and other related expenses, fees for professional services, bank fees, insurance costs and non-income related taxes. General and administrative expenses remained consistent at $10.8 million for each of the three months ended March 31, 2011 and 2010.
As a percentage of revenue, general and administrative expenses were 11.0% for the three months ended March 31, 2011, compared to 10.9% for the same period in the prior year.
DEPRECIATION AND AMORTIZATION. Our depreciation and amortization expenses include the depreciation of computer equipment, office furniture, the amortization of purchased and internally developed software and leasehold improvements. Computer equipment, software and furniture are depreciated under the straight-line method using three to seven year lives and leasehold improvements are amortized over the shorter of the life of the asset or the remaining length of the lease. Depreciation and amortization expense was $5.4 million for the three months ended March 31, 2011, compared to $5.5 million for the same period in the prior year.
As a percentage of revenue, depreciation and amortization was 5.5% for the three months ended March 31, 2011, compared to 5.6% for the same period in the prior year.
AMORTIZATION OF ACQUISITION-RELATED INTANGIBLES. Amortization of acquisition-related intangibles consists of the amortization of intangible assets such as customer relationships, technology and trade names acquired in business combinations. Amortization of acquisition-related intangible assets was $2.1 million for the three months ended March 31, 2011, compared to $1.5 million for the same period in the prior year. The increase was driven primarily by incremental intangible assets related to 2010 business combinations.
As a percentage of revenue, amortization of acquisition-related intangibles was 2.2% for the three months ended March 31, 2011, compared to 1.5% for the same period in the prior year.
INTEREST INCOME. Our interest income represents the total of interest income on our cash, cash equivalents, short-term investments and certain long-term investments. Interest income was $1.5 million for the three months ended March 31, 2011, compared to $0.8 million for the same period in the prior year. For the three month period ended March 31, 2011, the increase in interest income was predominantly due to the higher levels of cash and investments on-hand.
INTEREST EXPENSE. Our interest expense includes the total of cash and non-cash interest expense attributable to our outstanding convertible debt. Interest expense was $2.3 million, which included $0.5 million of debt financing cost amortization, for the three months ended March 31, 2011, compared to $0.1 million for the same period in the prior year. The increase is due to the issuance of $345.0 million of convertible notes in the fourth quarter of 2010, which bear an annual interest rate of 2.0%.
OTHER INCOME (EXPENSE), NET. Our other income (expense), net includes foreign currency transaction gains and losses, asset disposal gains and losses, other-than-temporary impairment of investments and dividend income. Other income (expense), net was expense of $0.1 million for the three months ended March 31, 2011, compared to income of $0.9 million for the same period in the prior year. The decrease in other income (expense) is attributable to the remeasurements of exposed foreign currency positions.
INCOME TAXES. For the three months ended March 31, 2011 and 2010, our tax expense was $1.9 million and $2.7 million, respectively. For the three months ended March 31, 2011, our tax expense consisted of approximately $1.2 million of U.S. tax expense and $0.7 million of foreign tax expense. For the three months ended March 31, 2010, our tax expense consisted of approximately $2.2 million of U.S. tax expense and $0.5 million of foreign tax expense. For the three months ended March 31, 2011 and 2010, the tax rate was 21.0% and 28.0%, respectively.
Off Balance Sheet Arrangements
None.

Liquidity and Capital Resources
As of March 31, 2011, we had $484.2 million of cash and cash equivalents. Our primary source of internal liquidity is our operating activities. Net cash used in operations for the three months ended March 31, 2011, of $11.3 million was primarily the result of net income adjusted for non-cash expenses offset by balance sheet changes such as a decrease in accounts payable and other accrued liabilities. Net cash provided by operations for the three months ended March 31, 2010, of $1.7 million was primarily the result of net income adjusted for non-cash expenses offset by balance sheet changes such as a decrease in accounts payable.
Net cash used in investing activities for the three months ended March 31, 2011, was $75.8 million and was the result of net purchases of investments of $71.3 million and purchases of equipment and capitalized software of $4.5 million. Net cash used for investing activities for the three months ended March 31, 2010, was $3.3 million and was the result of net sales of investments of $0.6 million, cash paid for acquisitions net of cash received of $0.3 million, and purchases of equipment and capitalized software of $3.6 million.
Net cash used in financing activities for the three months ended March 31, 2011, was $4.3 million. This was primarily driven by $5.6 million cash used in the repurchase of restricted stock to satisfy tax withholding obligations and proceeds of $1.4 million were provided by the excess tax benefit from stock-based compensation. Net cash used for financing activities for the three months ended March 31, 2010, was $2.0 million. Proceeds of $0.5 million were provided by the sale of stock through the exercise of stock options, cash used in the repurchase of restricted stock to satisfy tax withholding obligation was $2.9 million and proceeds of $0.4 million were provided by the excess tax benefit from stock-based compensation.
As of March 31, 2011, we held $86.7 million of auction rate securities (ARS) at par value which we have recorded at $80.4 million fair value. As of December 31, 2010, we held $90.6 million of ARS at par value which was recorded at $83.7 million fair value. All of the ARS are AAA/Aaa rated and 105%-115% over collateralized by student loans guaranteed by the U.S. government with the exception of one security which is rated AAA/A3 and one security which is rated AAA/Aa1. Almost all of these securities continue to fail at auction due to continued illiquid market conditions.
Due to the illiquid market conditions, we recorded a temporary fair value reduction of our ARS in the amount of $6.3 million (7.2% of par value) in our balance sheet ended March 31, 2011, under “Accumulated other comprehensive income (loss)”, compared to a $6.9 million temporary fair value reduction in 2010 (7.6% of par value). The determination of fair value required management to make estimates and assumptions about the ARS. The discounted cash flow model we used to value these securities included the following assumptions:
•	determination of the penalty coupon rate and the frequency of the reset period associated with each ARS

•	an average redemption period of seven years

•	a contribution of the ARS paying its contractually stated interest rate

•	determination of the risk adjusted discount rate based on LIBOR rates for these maturities plus market information on student loan credit spreads
The aggregate ARS portfolio had an annualized yield of 1.6% in the three months ended March 31, 2011, compared to a yield of 1.8% in the three months ended March 31, 2010. We continue to receive 100% of the contractually required interest payments. The portfolio had a weighted average maturity of 28.8 years and 29.3 years as of March 31, 2011 and December 31, 2010, respectively. We continue to believe that we will be able to liquidate at par over time. We do not intend to sell the investments prior to recovery of their amortized cost basis nor do we believe it is more likely than not we may be required to sell the investments prior to recovery of their amortized cost basis. Accordingly, we treated the fair value decline as temporary. We anticipate we will have sufficient cash flow from operations to execute our business strategy and fund our operational needs. We believe that capital markets are also available if we need to finance other investing alternatives.
We classify our ARS as Level 3 long-term investments until we receive a call or partial call on the securities. Upon receipt of a call or partial call, we classify the securities subject to the call or partial call, as Level 1 short term investments. As of March 31, 2011 and December 31, 2010, our entire ARS portfolio was classified as Level 3 long-term investments. As of March 31, 2011, the difference between fair value and par value of the ARS was $6.3 million, or 0.8% of total assets measured at fair value or 0.5% of total assets reported in our financial statements. In the three months ended March 31, 2011, we liquidated $3.9 million of ARS due to full or partial calls at par. During the fiscal year ended December 31, 2010, we liquidated $8.5 million of ARS due to full or partial calls at par.
Application of Critical Accounting Policies
Critical Accounting Estimates and Policies

A detailed description of our significant accounting policies can be found in our most recent Annual Report filed on Form 10-K for the fiscal year ended December 31, 2010. There were no material changes in significant accounting policies during the quarter ended March 31, 2011.
Recent Accounting Pronouncements
Accounting Standards Update (ASU) 2009-13 — Multiple-Deliverable Revenue Arrangements: In October 2009, the Financial Accounting Standards Board (FASB) issued ASU 2009-13. This update provides amendments to Accounting Standards Codification (ASC) Topic 605 — Revenue Recognition that enables vendors to account for products or services (deliverables) separately rather than as a combined unit. The amendments eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The amendments also require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. Additionally, disclosures related to multiple-deliverable revenue arrangements have also been expanded. The provisions were effective for fiscal years beginning on or after June 15, 2010. We have adopted the new guidance in ASU 2009-13 as of January 1, 2011, and it did not have a material impact on our Condensed Consolidated Financial Statements.
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
ASU 2010-28 — Goodwill Impairment Testing: In December 2010, the FASB issued ASU 2010-28. This update provides amendments to ASC Topic 350 — Intangibles-Goodwill and Other that require additional qualitative analysis within step 1 of the goodwill impairment test if a reporting unit’s carrying value is zero or negative. If it is more likely than not that a goodwill impairment exists, step 2 of the goodwill impairment test is required. We have adopted the new guidance in ASU 2010-28 as of the period ended March 31, 2011, and it did not have a material impact on our Condensed Consolidated Financial Statements.
ASU 2010-29 — Disclosure of Supplementary Pro Forma Information for Business Combinations: In December 2010, the FASB issued ASU 2010-29. This amendment to ASC Topic 805 — Business Combinations requires public entities to disclose pro forma revenue and earnings of a combined entity for the current reporting period for all material business combinations as though the acquisition date that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, this same disclosure requirement is applicable. Additionally, supplemental pro forma disclosures were amended to require a description of the nature and amount of material pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. We have adopted the new disclosure requirements as of the period ended March 31, 2011.
We have determined that all other recently issued accounting standards will not have a material impact on our Condensed Consolidated Financial Statements, or do not apply to our operations.

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
At March 31, 2011, we had long-term debt of $353.8 million associated with our Senior Convertible Notes, which are fixed rate instruments. The market value of our long-term debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.

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
Transaction Exposure
The Company enters into short-term foreign currency forward contracts to offset the foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in current earnings in “Other income (expense), net”. Foreign currency transaction gains and losses were a loss of $0.1 million and a gain of $0.9 million in the three months ended March 31, 2011, and 2010, respectively.
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
Other Market Risks
Investments in Auction Rate Securities
At March 31, 2011, we held approximately $86.7 million of ARS at par. In light of current conditions in the ARS market as described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in this Quarterly Report on Form 10-Q, we may incur temporary unrealized losses, or other-than-temporary realized losses, in the future if market conditions persist and we are unable to recover the investment principal in our ARS.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a — 15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011. The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation of our disclosure controls and procedures as of March 31, 2011, our Chief Executive Officer and our Chief Financial Officer concluded that as of that date, our disclosure controls were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
We are in the process of converting to a new enterprise resource planning (ERP) system. Implementation of the new ERP system is scheduled to occur in phases. During the quarter ended March 31, 2011, no new phases of the new ERP system were implemented. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a — 15(f) and 15d — 15(f) under the Exchange Act) during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
As of the date of this filing, there have been no material changes from the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Reserved
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
(a) Exhibits

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENTS

3.1 (1)	Amended and Restated Certificate of Incorporation, as amended, as currently in effect.

3.2 (2)	Amended and Restated Bylaws, as currently in effect.

4.1 (3)	Specimen of Common Stock Certificate.

4.2 (4)	Indenture dated as of June 1, 2004 between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the 2004 Note.

4.3 (5)	Indenture dated as of November 1, 2010, between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the 2010 Note.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Digital River, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).*

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on June 1, 2006, and incorporated herein by reference.

(2)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001, and incorporated herein by reference.

(3)	Filed as an exhibit to our Registration Statement on Form S-1, File No. 333-56787, declared effective on August 11, 1998, and incorporated herein by reference.

(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 13, 2004.

(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 1, 2010.

*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2011	DIGITAL RIVER, INC.
	By:	/s/ Thomas M. Donnelly
Thomas M. Donnelly
President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENTS

3.1 (1)	Amended and Restated Certificate of Incorporation, as amended, as currently in effect.

3.2 (2)	Amended and Restated Bylaws, as currently in effect.

4.1 (3)	Specimen of Common Stock Certificate.

4.2 (4)	Indenture dated as of June 1, 2004 between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the 2004 Note.

4.3 (5)	Indenture dated as of November 1, 2010, between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the 2010 Note.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Digital River, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).*

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on June 1, 2006, and incorporated herein by reference.

(2)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001, and incorporated herein by reference.

(3)	Filed as an exhibit to our Registration Statement on Form S-1, File No. 333-56787, declared effective on August 11, 1998, and incorporated herein by reference.

(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 13, 2004.

(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 1, 2010.

*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.