Form 10-Q
period 2011-06-30
DIGITAL RIVER INC /DE
filed 2011-08-05
CIK 1062530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Exchange Act Rule 12b-2). See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of common stock outstanding at July 1, 2011, was 39,684,466 shares.

DIGITAL RIVER, INC.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DIGITAL RIVER, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(Unaudited) June 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$432,454	$565,086
Short-term investments	276,200	163,029
Accounts receivable, net of allowance of $4,347 and $4,902	55,803	50,922
Deferred tax assets	10,730	10,628
Prepaid expenses and other	36,578	30,375

Total current assets	811,765	820,040

Property and equipment, net	48,063	49,599
Goodwill	297,222	283,940
Intangible assets, net of accumulated amortization of $86,211 and $80,106	33,199	37,911
Long-term investments	109,055	110,736
Deferred income taxes	17,699	17,721
Other assets	11,315	13,820

TOTAL ASSETS	$1,328,318	$1,333,767

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$172,049	$188,915
Accrued payroll	14,402	21,117
Deferred revenue	10,045	10,446
Accrued acquisition liabilities	—	1,615
Other accrued liabilities	39,958	58,083

Total current liabilities	236,454	280,176

NON-CURRENT LIABILITIES
Senior convertible notes	353,805	353,805
Other liabilities	14,868	16,038

Total non-current liabilities	368,673	369,843

TOTAL LIABILITIES	605,127	650,019

STOCKHOLDERS’ EQUITY
Preferred Stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $.01 par value; 120,000,000 shares authorized; 47,150,551 and 46,323,799 shares issued	471	463
Treasury stock at cost; 7,466,085 and 7,297,174 shares	(260,952)	(255,196)
Additional paid-in capital	696,775	683,307
Retained earnings	261,912	254,602
Accumulated other comprehensive income (loss)	24,985	572

Total stockholders’ equity	723,191	683,748

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,328,318	$1,333,767

See accompanying notes to consolidated financial statements.

DIGITAL RIVER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$92,520	$81,832	$190,705	$180,558
Costs and expenses (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	3,856	4,356	8,019	8,993
Network and infrastructure	12,477	12,118	25,089	23,550
Sales and marketing	39,492	36,159	77,198	77,209
Product research and development	18,106	16,221	33,726	31,910
General and administrative	10,867	10,766	21,623	21,595
Depreciation and amortization	5,559	6,095	10,964	11,576
Amortization of acquisition-related intangibles	2,205	1,612	4,327	3,093

Total costs and expenses	92,562	87,327	180,946	177,926

Income (loss) from operations	(42)	(5,495)	9,759	2,632
Interest income	1,753	608	3,228	1,372
Interest expense	(2,243)	(55)	(4,500)	(122)
Other income (expense), net	672	55	538	907

Income (loss) before income taxes	140	(4,887)	9,025	4,789
Income tax expense (benefit)	(151)	(2,407)	1,715	302

Net income (loss)	$291	$(2,480)	$7,310	$4,487

Net income (loss) per share - basic	$0.01	$(0.07)	$0.20	$0.12

Net income (loss) per share - diluted	$0.01	$(0.07)	$0.19	$0.12

Shares used in per-share calculation - basic	37,436	37,577	37,415	37,548

Shares used in per-share calculation - diluted	37,981	37,577	38,105	38,345

See accompanying notes to consolidated financial statements.

DIGITAL RIVER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Six Months Ended June 30,
	2011	2010
OPERATING ACTIVITIES
Net income (loss)	$7,310	$4,487
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of acquisition-related intangibles	4,327	3,093
Provision for doubtful accounts	684	1,769
Depreciation and amortization	10,964	11,576
Debt issuance cost amortization	998	—
Stock-based compensation expense	10,686	9,998
Excess tax benefits from stock-based compensation	(1,474)	(502)
Deferred and other income taxes	1,151	(231)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,754)	8,347
Prepaid and other assets	(2,236)	1,555
Accounts payable	(23,684)	(49,686)
Deferred revenue	(675)	(14)
Income tax payable	(1,939)	2,680
Other accrued liabilities	(29,241)	(15,264)

Net cash provided by (used in) operating activities	(26,883)	(22,192)

INVESTING ACTIVITIES
Purchases of investments	(191,634)	(33,155)
Sales of investments	83,646	20,150
Cash paid for acquisitions, net of cash received	—	(8,950)
Purchases of equipment and capitalized software	(9,136)	(10,291)

Net cash provided by (used in) investing activities	(117,124)	(32,246)

FINANCING ACTIVITIES
Debt issuance costs	(342)	—
Exercise of stock options	315	866
Sales of common stock under employee stock purchase plan	1,251	1,138
Repurchase of restricted stock to satisfy tax withholding obligation	(5,756)	(3,119)
Excess tax benefits from stock-based compensation	1,474	502

Net cash provided by (used in) financing activities	(3,058)	(613)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	14,433	(25,866)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(132,632)	(80,917)
CASH AND CASH EQUIVALENTS, beginning of period	565,086	392,704

CASH AND CASH EQUIVALENTS, end of period	$432,454	$311,787

SUPPLEMENTAL DISCLOSURES
Cash paid for interest on senior convertible notes	$3,505	$55

Cash paid for income taxes	$2,275	$2,754

See accompanying notes to consolidated financial statements.

1. BASIS OF PRESENTATION

The unaudited consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which in our opinion are necessary to fairly state our consolidated financial position, results of operations and cash flows for the periods presented. These consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2011, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2011. The December 31, 2010, information was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles (GAAP) in the United States.

Summary of Significant Accounting Policies

A detailed description of our significant accounting policies can be found in our most recent Annual Report filed on Form 10-K for the fiscal year ended December 31, 2010. There were no material changes in significant accounting policies during the quarter ended June 30, 2011.

Restricted Cash

Restricted cash consists of cash and cash equivalents that are held in escrow accounts and restricted by agreements with third parties for a particular purpose. Restricted cash and cash equivalents are included in current assets under “prepaid expenses and other” on our Consolidated Balance Sheets, and are recorded at fair value. As of June 30, 2011, we had $1.5 million of restricted cash, and $2.1 million of restricted cash as of December 31, 2010.

Software Development

Costs to develop software for internal use are required to be capitalized and amortized over the estimated useful life of the software. For the three months ended June 30, 2011 and 2010, we capitalized $1.1 million and $2.0 million related to software development, respectively. For the six months ended June 30, 2011 and 2010, we capitalized $3.1 million and $3.0 million related to software development, respectively. This capitalization is primarily related to the development of our enterprise resource planning (ERP) system, new data management and reporting infrastructure. We expect these investments to drive long-term operational efficiencies across the organization and provide further competitive differentiation.

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

The components of comprehensive income (loss) are (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net Income (loss)	$291	$(2,480)	$7,310	$4,487
Other comprehensive income (loss):
Unrealized foreign exchange gain (loss) on the revaluation of investments in foreign subsidiaries	6,170	(26,090)	23,800	(41,423)
Unrealized gain (loss) on investments	255	(279)	1,169	(171)
Tax benefit (expense)	(265)	97	(556)	56

Other comprehensive income (loss)	6,160	(26,272)	24,413	(41,538)

Comprehensive income (loss)	$6,451	$(28,752)	$31,723	$(37,051)

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

We are exposed to market risk from changes in foreign currency exchange rates. Our primary risk is the effect of foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating sales and expenses. These exposures are mitigated by the use of foreign exchange forward contracts with maturities of approximately one week. Our derivatives are not designated as hedges and are adjusted to fair value through income each period. The principal exposures mitigated were euro, pound sterling and Australian dollar currencies. For the three and six months ended June 30, 2011 and June 30, 2010, the gain/loss on derivative settlements was immaterial. As of June 30, 2011 and December 31, 2010, the notional amounts held and the underlying gain/loss were determined to be immaterial when compared to our overall cash and cash equivalents and the net income (loss) reported for the respective periods.

Our foreign currency contracts contain credit risk to the extent that our bank counterparties may be unable to meet the terms of the agreements. We minimize such risk by limiting our counterparties to major financial institutions of high credit quality.

Recent Accounting Pronouncements

Accounting Standards Update (ASU) 2009-13 – Multiple-Deliverable Revenue Arrangements: In October 2009, the Financial Accounting Standards Board (FASB) issued ASU 2009-13. This update provides amendments to Accounting Standards Codification (ASC) Topic 605 – Revenue Recognition that enables vendors to account for products or services (deliverables) separately rather than as a combined unit. The amendments eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The amendments also require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. Additionally, disclosures related to multiple-deliverable revenue arrangements have also been expanded. The provisions were effective for fiscal years beginning on or after June 15, 2010. We have adopted the new guidance in ASU 2009-13 as of January 1, 2011, and it did not have a material impact on our Consolidated Financial Statements.

ASU 2010-28 – Goodwill Impairment Testing: In December 2010, the FASB issued ASU 2010-28. This update provides amendments to ASC Topic 350 – Intangibles-Goodwill and Other that require additional qualitative analysis within step 1 of the goodwill impairment test if a reporting unit’s carrying value is zero or negative. If it is more likely than not that a goodwill impairment exists, step 2 of the goodwill impairment test is required. We have adopted the new guidance in ASU 2010-28 as of the period ended March 31, 2011, and it did not have a material impact on our Consolidated Financial Statements.

ASU 2010-29 – Disclosure of Supplementary Pro Forma Information for Business Combinations: In December 2010, the FASB issued ASU 2010-29. This amendment to ASC Topic 805 – Business Combinations requires public entities to disclose pro forma revenue and earnings of a combined entity for the current reporting period for all material business combinations as though the acquisition date that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, this same disclosure requirement is applicable. Additionally, supplemental pro forma disclosures were amended to require a description of the nature and amount of material pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. We have adopted the new disclosure requirements as of the period ended March 31, 2011.

ASU 2011-04 – Fair Value Measurements: In May 2011, the FASB issued ASU 2011-04. This update provides amendments to ASC Topic 820 - Fair Value Measurements and Disclosures by creating a uniform framework for applying fair value measurements principles and clarified existing guidance in U.S. GAAP. The amendments called for additional disclosures regarding quantitative information about the significant unobservable inputs used for all Level 3 measurements, information about the sensitivity of a fair value measurement categorized within Level 3 of the fair value hierarchy to changes in unobservable inputs and any interrelationships between those unobservable inputs and a description of the valuation process. Additionally, disclosures are required when current use of a non-financial assets measured at fair value differs from its highest and best use, any transfers from Level 1 and Level 2 and the hierarchy classification for items whose fair value is not recorded on the balance sheet but disclosed in the footnotes. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011, and is to be completed on a prospective basis. Adoption of ASU 2011-04 is not anticipated to have a material impact on our Consolidated Financial Statements.

ASU 2011-05 – Comprehensive Income: In June 2011, the FASB issued ASU 2011-05. This amendment requires nonowner changes in stockholders’ equity, reclassifications and all other items affecting comprehensive income be presented in either a single continuous statement or in two separate but consecutive statements for all periods presented. The amendments do not change the items that must be reported in comprehensive income or when an item of other comprehensive income must be reclassified to net income (loss). ASU No. 2011-05 is effective for interim and annual periods beginning after December 15, 2011, and is to be completed on a retrospective basis. Adoption of ASU 2011-05 is not anticipated to have a material impact on our Consolidated Financial Statements.

We have determined that all other recently issued accounting standards will not have a material impact on our Consolidated Financial Statements, or do not apply to our operations.

2. NET INCOME (LOSS) PER SHARE

The following table summarizes the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss) per share - basic
Net income (loss) - basic	$291	$(2,480)	$7,310	$4,487
Weighted average shares outstanding - basic	37,436	37,577	37,415	37,548

Net income (loss) per share - basic	$0.01	$(0.07)	$0.20	$0.12

Net income (loss) per share - diluted
Net income (loss) - basic	$291	$(2,480)	$7,310	$4,487
Exclude: Interest expense and amortized financing cost of convertible senior notes, net of tax benefit	—	—	—	42

Net income (loss) - diluted	$291	$(2,480)	$7,310	$4,529

Weighted average shares outstanding - basic	37,436	37,577	37,415	37,548
Dilutive impact of non-vested stock and options outstanding	545	—	690	597
Dilutive impact of 2004 senior convertible notes	—	—	—	200

Weighted average shares outstanding - diluted	37,981	37,577	38,105	38,345

Net income (loss) per share - diluted	$0.01	$(0.07)	$0.19	$0.12

For the three months ended June 30, 2010, 773,560 incremental shares, related to dilutive securities were not included in the diluted net income (loss) per share calculation because the Company reported a loss for this period. Incremental shares related to dilutive securities have an anti-dilutive impact on net income (loss) per share when a net loss is reported and therefore are not included in the calculation.

Options to purchase 714,705 and 1,460,388 shares for the three months ended June 30, 2011 and 2010, respectively, and 708,142 and 1,460,338 shares for the six months ended June 30, 2011 and 2010, respectively were not included in the computation of diluted net income (loss) per share, because their effect on diluted net income (loss) per share would have been anti-dilutive.

The unissued shares underlying our 2004 senior convertible notes, 199,828 shares for three and six months ended June 30, 2011, were excluded for the purposes of calculating GAAP diluted net income (loss) per share, because their effect on diluted net income (loss) per share would have been anti-dilutive. The unissued shares underlying our 2010 senior convertible notes, 7,022,027 shares for three and six months ended June 30, 2011, were excluded for the purposes of calculating GAAP diluted net income (loss) per share, because their effect on diluted net income (loss) per share would have been anti-dilutive.

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

The following table sets forth by level within the fair value hierarchy, our financial assets that were accounted for at fair value on a recurring basis at June 30, 2011 and December 31, 2010, (in thousands), according to the valuation techniques we used to determine their fair values. There have been no transfers of assets between the fair value hierarchies presented below:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Balance as of June 30, 2011
Cash and cash equivalents	$432,454	$432,454	$—	$—
Restricted cash	1,506	1,506	—	—
U.S. government sponsored entities	53,110	53,110	—	—
Corporate bonds	189,413	189,413	—	—
Asset backed securities	33,677	33,677	—	—
Market basis equity investments	3,823	3,823	—	—
Student loan bonds	79,989	—	—	79,989

Total assets measured at fair value	$793,972	$713,983	$—	$79,989

Balance as of December 31, 2010
Cash and cash equivalents	$565,086	$565,086	$—	$—
Restricted cash	2,070	2,070	—	—
Certificates of deposit	93	93	—	—
U.S. government sponsored entities	34,965	34,965	—	—
Corporate Bonds	121,944	121,944	—	—
Asset backed securities	6,027	6,027	—	—
Market basis equity investments	3,818	3,818	—	—
Student loan bonds	83,678	—	—	83,678

Total assets measured at fair value	$817,681	$734,003	$—	$83,678

The following table is a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3 inputs) (in thousands):

	(Level 3)
	Short-term Investments	Long-term Investments	Total
Balance as of December 31, 2009	$—	$92,801	$92,801
Total gains or losses (realized/unrealized) included in other comprehensive income	—	(623)	(623)
Purchases	—	—	—
Issuances	—	—	—
Settlements	—	(8,500)	(8,500)
Transfers in and/or out of Level 3	—	—	—

Balance as of December 31, 2010	—	83,678	83,678
Total gains or losses (realized/unrealized) included in other comprehensive income	—	336	336
Purchases	—	—	—
Issuances	—	—	—
Settlements	—	(4,025)	(4,025)
Transfers in and/or out of Level 3	—	—	—

Balance as of June 30, 2011	$—	$79,989	$79,989

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

U.S. Government Sponsored Entities. Consist of Fannie Mae, Freddie Mac and Federal Home Loan Bank investment grade bonds that trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. The fair value of these bonds was measured using quoted market prices and is classified as Level 1. The contractual maturity of these investments is within one year.

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

Auction Rate Securities (Student loan bonds in table). As of June 30, 2011, we held $86.6 million of auction rate securities (ARS) at par value which we have recorded at $80.0 million fair value. As of December 31, 2010, we held $90.6 million of ARS at par value which was recorded at $83.7 million fair value. All of the ARS are AAA/Aaa rated and 105%-115% over collateralized by student loans guaranteed by the U.S. government with the exception of one security which is rated AAA/A3 and one security which is rated AAA/Aa1. Almost all of these securities continue to fail at auction due to continued illiquid market conditions.

Due to the illiquid market conditions, we recorded a temporary fair value reduction of our ARS in the amount of $6.6 million (7.6% of par value) in our balance sheet ended June 30, 2011, under “Accumulated other comprehensive income (loss)”, compared to a $6.9 million temporary fair value reduction in 2010 (7.6% of par value). The determination of fair value required management to make estimates and assumptions about the ARS. The discounted cash flow model we used to value these securities included the following assumptions:

•	determination of the penalty coupon rate and the frequency of the reset period associated with each ARS

•	an average redemption period of seven years

•	a contribution of the ARS paying its contractually stated interest rate

•	determination of the risk adjusted discount rate based on LIBOR rates for these maturities plus market information on student loan credit spreads

The aggregate ARS portfolio had an annualized yield of 1.4% as of June 30, 2011, compared to a yield of 1.7% as of December 31, 2010. We continue to receive 100% of the contractually required interest payments. The portfolio had a weighted average maturity of 28.5 years and 29.3 years as of June 30, 2011 and December 31, 2010, respectively. We continue to believe that we will be able to liquidate at par over time. We do not intend to sell the investments prior to recovery of their amortized cost basis nor do we believe it is more likely than not we may be required to sell the investments prior to recovery of their amortized cost basis. Accordingly, we treated the fair value decline as temporary. We anticipate we will have sufficient cash flow from operations to execute our business strategy and fund our operational needs. We believe that capital markets are also available if we need to finance other investing alternatives.

We classify our ARS as Level 3 long-term investments until we receive a call or partial call on the securities. Upon receipt of a call or partial call, we classify the securities subject to the call or partial call, as Level 1 short term investments. As of June 30, 2011 and December 31, 2010, our entire ARS portfolio was classified as Level 3 long-term investments. As of June 30, 2011, the difference between fair value and par value of the ARS was $6.6 million, or 0.8% of total assets measured at fair value or 0.5% of total assets reported in our financial statements. In the six months ended June 30, 2011, we liquidated $4.0 million of ARS due to full or partial calls at par. During the fiscal year ended December 31, 2010, we liquidated $8.5 million of ARS due to full or partial calls at par.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

In the second quarter of 2011, we had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

The aggregate carrying value and fair value of the Company’s cost method equity investments at June 30, 2011, and December 31, 2010, was $25.2 million and $23.2 million, respectively and is included in the long-term investments line item on the balance sheet. The increase in carrying value was due to translation adjustments from investments we acquired in late 2009. We have evaluated the investments for impairment and we believe that the entity valuations completed at acquisition and the investee’s subsequent performance against those projections indicates that the acquisition price continues to represent fair value.

As of June 30, 2011 and December 31, 2010, the fair value of our $345.0 million 2.0% fixed rate 2010 senior convertible notes was valued at $344.9 million and $338.3 million, respectively, based on the quoted fair market value of the debt.

As of June 30, 2011 and December 31, 2010, the fair value of our $8.8 million 1.25% fixed rate 2004 senior convertible notes was valued at $8.8 million and $9.0 million, respectively, based on the quoted fair market value of the debt.

4. INVESTMENTS

As of June 30, 2011, and December 31, 2010, our available-for-sale securities consisted of the following (in thousands):

					Maturities/Reset Dates
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Less than 12 Months	Greater than 12 Months
Balance as of June 30, 2011
U.S. government sponsored entities	$53,064	$58	$(12)	$53,110	$53,110	$—
Corporate bonds	188,574	932	(93)	189,413	17,704	171,709
Asset backed securities	33,655	23	(1)	33,677	25,669	8,008
Market basis equity investments	4,147	—	(324)	3,823	—	3,823
Student loan bonds	86,575	—	(6,586)	79,989	—	79,989

Total available-for-sale securities	$366,015	$1,013	$(7,016)	$360,012	$96,483	$263,529

Balance as of December 31, 2010
Certificates of deposit	$93	$—	$—	$93	$93	$—
U.S. government sponsored entities	35,021	2	(58)	34,965	34,965	—
Corporate bonds	122,132	97	(285)	121,944	8,330	113,614
Asset backed securities	6,033	—	(6)	6,027	6,027	—
Market basis equity investments	3,818	—	—	3,818	—	3,818
Student loan bonds	90,600	—	(6,922)	83,678	—	83,678

Total available-for-sale securities	$257,697	$99	$(7,271)	$250,525	$49,415	$201,110

We consider the fair value decline of our investments in U.S. government sponsored entities and asset backed securities to be temporary, as we do not intend to sell the investments and it is not likely that we will be required to sell the investments before recovery of their amortized cost basis. See Note 3 – Fair Value Measurements, regarding the fair value decline in student loan bonds.

Realized gains or losses on investments are recorded in our statement of operations within “Other expense, net”. In the three months ended June 30, 2011 and 2010, the Company’s proceeds on sales of investments equaled par value. Upon the sale of a security classified as available for sale, the security’s specific unrealized gain (loss) is reclassified out of “Accumulated other comprehensive income (loss)” into earnings. In the three months ended June 30, 2011 and 2010, the Company reclassified from “Accumulated other comprehensive income (loss)” to net assets $0.01 million and $0.3 million, respectively, related to securities settled at par within the periods. In the six months ended June 30, 2011 and 2010, the Company reclassified from “Accumulated other comprehensive income (loss)” to net assets $0.1 million and $0.3 million, respectively, related to securities settled at par within the periods. Realized gains and losses on sales of investments were immaterial in the three and six months ended June 30, 2011 and 2010.

5. BUSINESS COMBINATIONS, GOODWILL AND INTANGIBLE ASSETS

Business Combinations

Acquisitions completed in 2011

During the six months ended June 30, 2011, we did not complete any acquisitions.

Acquisitions completed in 2010

In 2010, we completed two acquisitions for a total purchase price of $29.4 million. The purchase price for the Journey Education Marketing, Inc. asset acquisition, previously disclosed as preliminary, was finalized during the current quarter. This asset purchase consisted of $7.0 million cash consideration and $15.4 million of net liabilities assumed.

The final purchase price for Journey Education Marketing, Inc. asset acquisition has been allocated to assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The allocation of the purchase price is summarized in the following table:

	Initial				Other Intangible Assets
Acquisition	Cash Consideration	Acquired Assets	Assumed Liabilities	Goodwill	Technology/ Tradename	Customer Relationships	Non-compete Agreements
Journey Education Marketing, Inc.	$7,000	$8,654	$(24,020)	$9,832	$3,693	$6,854	$1,987

Accrued Acquisition Liabilities

As of June 30, 2011, there we no estimated future earn-outs or additional consideration in accrued acquisition liabilities. During the three and six months ended June 30, 2011, we recorded a reduction to operating expenses of $0.7 million relating to amounts previously accrued. As of December 31, 2010, there were estimated future earn-outs and additional consideration of $1.6 million in accrued acquisition liabilities.

6. STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense related to employee stock options, restricted stock awards and employee stock purchases recognized (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Costs and expenses
Direct cost of services	$118	$161	$233	$299
Network and infrastructure	345	270	592	468
Sales and marketing	2,116	1,876	3,876	3,249
Product research and development	781	908	1,491	1,633
General and administrative	2,371	2,307	4,494	4,349

Stock-based compensation included in costs and expenses	$5,731	$5,522	$10,686	$9,998

7. INCOME TAXES

The provision (benefit) for income taxes is composed of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Current tax expense (benefit):
United States	$(1,120)	$(2,357)	$42	$(188)
International	969	(50)	1,673	490

Total current provision for income taxes	$(151)	$(2,407)	$1,715	$302

Tax Rate	-108.2%	49.2%	19.0%	6.3%

There is uncertainty of future realization of the deferred tax assets resulting from tax loss carryforwards due to anticipated limitations. Therefore, a valuation allowance was recorded against the tax effect of such tax loss carryforwards. At June 30, 2011, the Company has a valuation allowance on approximately $0.5 million of deferred tax assets related to operating losses and $0.3 million of deferred tax assets related to other tax attributes as we believe it is more likely than not that these deferred tax assets will not be realized. Any future release of this valuation allowance will reduce expense.

As of June 30, 2011, we had $10.2 million of unrecognized tax benefits, excluding related interest. All of these unrecognized tax benefits would affect our effective tax rate if recognized. Gross unrecognized tax benefits increased by $0.1 million during the quarter for items identified during the current period. As of June 30, 2011, we had approximately $0.6 million of accrued interest related to uncertain tax positions. Due to the potential resolution of examinations currently being performed by taxing authorities and the expiration of various statutes of limitation, it is reasonably possible that the balance of our gross unrecognized tax benefits may change within the next twelve months by a range of zero to $2.8 million.

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

On January 5, 2009, the U.S. Patent and Trademark Office issued a final office action rejecting the claims in the ‘135 patent which were subject to reexamination. On January 14, 2009, the U.S. Patent and Trademark Office issued a final office action rejecting all but two of the claims in the ‘572 patent which were subject to reexamination. On April 16, 2010, the Board of Patent Appeals and Interferences reversed the decision of the Examiner to reject the claims in the ‘135 patent and the ‘572 patent which were subject to reexamination. On July 20, 2010, the U.S. Patent and Trademark Office issued Reexamination Certificates for the ‘135 and ‘572 patents with no changes to the asserted patent claims. On October 4, 2010, the Court granted DDR Holdings’ unopposed motion to lift the stay in the Texas litigation. On December 8, 2010, DDR filed a third amended complaint adding claims of infringement related to a more recently issued patent. On February 14, 2011, Digital River filed its answer to the third amended complaint. The parties are engaged in discovery and have exchanged claim charts. We intend to vigorously defend ourselves in the DDR Holdings matters, however, given the relatively early stage of the proceedings, no assurances can be given at this time as to the ultimate outcome of this case, or the range of potential loss should the outcome be unfavorable.

In December 2010, a lawsuit was filed against a number of software companies, including us, by Uniloc USA, Inc. and Uniloc Singapore Private Limited in the United States District Court for the Eastern District of Texas. The complaint seeks monetary damages in unspecified amounts and permanent injunction based upon claims for alleged patent infringement. We are at an early stage of this matter. While we intend to vigorously defend this matter, we cannot predict the timing or ultimate outcome, nor estimate a range of loss, if any, for this matter.

We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the final outcome of these matters is currently not determinable, we believe there is no ordinary course litigation pending against us that is likely to have, individually or in the aggregate, a material effect on our consolidated financial position, results of operation, stockholders’ equity or cash flows. Because of the uncertainty inherent in litigation, it is possible that unfavorable resolutions of these lawsuits, proceedings and claims could exceed the amount we have currently reserved for these matters.

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

Commitments and Guarantees

At certain times, we enter into contracts with counterparties that commit the company to future obligations. During the second quarter of 2011, we entered into a letter of credit agreement which allows our credit card processors to draw up to $3.0 million from an executor bank. Upon withdrawal, we are obligated to fund the executor bank on demand. We have not set aside specific funds to cover this potential obligation as we can generally recover these costs from our clients. If drawn upon, we expect to fund this commitment with cash and cash equivalents. The letter of credit is valid through the second quarter of 2012. As of June 30, 2011, we have not drawn on our letter of credit. No other letters of credit were outstanding as of June 30, 2011 and December 31, 2010.

9. DEBT

2010 Senior Convertible Notes

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

2004 Senior Convertible Notes

In 2004, we sold and issued $195.0 million in aggregate principal amount of 1.25% senior convertible notes due January 1, 2024 (2004 Notes), in a private, unregistered offering. The 2004 Notes were sold at 100% of their principal amount. On January 5, 2009, we announced that holders of 95.5% of the 2004 Notes exercised the option to require us to repurchase those Notes on January 2, 2009, at a purchase price of 100.25% of the principal amount of each tendered 2004 Note. Notes with an aggregate principal amount of approximately $8.8 million remain outstanding. Holders of the remaining outstanding 2004 Notes have the right to require us to repurchase their 2004 Notes prior to maturity on January 1, 2014 and 2019.

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

Results of Operations

The following table sets forth certain items from our consolidated statements of operations as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	100.0%	100.0%	100.0%	100.0%

Costs and expenses (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	4.2	5.3	4.2	4.9
Network and infrastructure	13.5	14.8	13.2	13.0
Sales and marketing	42.7	44.2	40.5	42.8
Product research and development	19.5	19.8	17.7	17.7
General and administrative	11.7	13.2	11.3	12.0
Depreciation and amortization	6.0	7.4	5.7	6.4
Amortization of acquisition-related intangibles	2.4	2.0	2.3	1.7

Total costs and expenses	100.0	106.7	94.9	98.5

Income (loss) from operations	—	(6.7)	5.1	1.5
Interest income	1.9	0.7	1.7	0.8
Interest expense	(2.4)	(0.1)	(2.4)	(0.1)
Other income (expense), net	0.7	0.1	0.3	0.5

Income (loss) before income taxes	0.2	(6.0)	4.7	2.7
Income tax expense (benefit)	(0.1)	(3.0)	0.9	0.2

Net income (loss)	0.3%	(3.0)%	3.8%	2.5%

REVENUE. Our revenue was $92.5 million for the three months ended June 30, 2011, compared to $81.8 million for the same period in the prior year, an increase of $10.7 million or 13.1%. For the six months ended June 30, 2011, revenue totaled $190.7 million, an increase of $10.1 million, or 5.6%, from revenue of $180.6 million for the same period in the prior year.

Our commerce revenues are driven primarily by global e-commerce and payment services provided to a wide variety of companies in the software, consumer electronics, computer games and other markets. Commerce revenues include revenues generated from Microsoft and Symantec, and sales through our academic channel. Revenue from Symantec relates to the three and six months ended June 30, 2010 only, after which our e-commerce agreement was terminated. All other non-commerce revenues are driven primarily by our e-mail and affiliate marketing businesses.

For the three months ended June 30, 2011, the $10.7 million increase in revenue was driven primarily by an increase in commerce revenue of $7.2 million and foreign exchange favorability of $2.8 million compared to the three months ended June 30, 2010. For the six months ended June 30, 2011, the $10.1 million increase in revenue was driven primarily by an increase in commerce revenue of $5.7 million and foreign exchange favorability of $3.2 million compared to the six months ended June 30, 2010.

International e-commerce sales were approximately 46.1% and 46.2% of total sales in the three and six month periods ended June 30, 2011, compared to 44.8% and 45.7% for the same periods in the prior year.

DIRECT COST OF SERVICES. Direct cost of services primarily includes costs related to product fulfillment, backup CD production, delivery solutions and certain client-specific costs. Direct cost of service expenses were $3.9 million for the three months ended June 30, 2011, compared to $4.4 million for the same period in the prior year. For the six months ended June 30, 2011, direct cost of service expense was $8.0 million, compared to $9.0 million for the same period in the prior year. The decreases were primarily attributable to lower CD production and delivery costs.

As a percentage of revenue, direct cost of services were 4.2% and 4.2% for the three and six months ended June 30, 2011, compared to 5.3% and 4.9% for the same periods in the prior year.

NETWORK AND INFRASTRUCTURE. Our network and infrastructure expenses primarily include costs to operate and maintain our technology platforms, customer service, data communication and data center operations. Network and infrastructure expenses were $12.5 million and $12.1 million for the three months ended June 30, 2011 and 2010, respectively. Network and infrastructure expenses were $25.1 million and $23.6 million for the six months ended June 30, 2011 and 2010, respectively. The increases were mainly due to increased investment in workforce related costs to drive future efficiencies in our technologies and increased software license expense partially offset by reductions in data communication costs.

As a percentage of revenue, network and infrastructure expenses were 13.5% and 13.2% for the three and six months ended June 30, 2011, compared to 14.8% and 13.0% for the same periods in the prior year.

SALES AND MARKETING. Our sales and marketing expenses include credit card transaction and other payment processing fees, personnel and related costs, advertising, promotional and product marketing expenses, credit card chargebacks and bad debt expense. Sales and marketing expenses were $39.5 million and $36.2 million for the three months ended June 30, 2011 and 2010, respectively. Sales and marketing expenses were $77.2 million and $77.2 million for the six months ended June 30, 2011 and 2010, respectively. The increase in sales and marketing in the second quarter 2011 was primarily driven by higher workforce costs to support our global sales initiatives and increased payment processing costs. These were partially offset by lower chargeback and bad debt expenses.

As a percentage of revenue, sales and marketing expenses were 42.7% and 40.5% in the three and six months ended June 30, 2011, compared to 44.2% and 42.8% for the same periods in the prior year.

PRODUCT RESEARCH AND DEVELOPMENT. Our product research and development expenses include costs associated with design, development and enhancement of our technology platforms and related systems. Research and development costs are expensed as incurred, except certain internal-use software development costs eligible for capitalization and costs directly associated with preparing a client website launch eligible to be deferred and amortized over the life of the sites associated revenue streams. Product research and development expenses were $18.1 million and $16.2 million for the three months ended June 30, 2011 and 2010, respectively. Product research and development expenses were $33.7 million and $31.9 million for the six months ended June 30, 2011 and 2010, respectively. The increases were due to higher workforce costs, specifically short-term consulting costs. These costs drive enhanced technologies and strengthen our leadership position in software. These investments advance our global system scalability, e-marketing capabilities, data management and client reporting.

As a percentage of revenue, product research and development expenses were 19.5% and 17.7% in the three and six months ended June 30, 2011, compared to 19.8% and 17.7% for the same periods in the prior year.

GENERAL AND ADMINISTRATIVE. Our general and administrative expenses primarily include executive, finance, human resources and other administrative workforce and other related expenses, fees for professional services, bank fees, insurance costs and non-income related taxes. General and administrative expenses were $10.9 million and $10.8 million for the three months ended June 30, 2011 and 2010, respectively. General and administrative expenses were $21.6 million and $21.6 million for the six months ended June 30, 2011 and 2010, respectively.

As a percentage of revenue, general and administrative expenses were 11.7% and 11.3% for the three and six months ended June 30, 2011, compared to 13.2% and 12.0% for the same periods in the prior year.

DEPRECIATION AND AMORTIZATION. Our depreciation and amortization expenses include the depreciation of computer equipment, office furniture, the amortization of purchased and internally developed software and leasehold improvements. Computer equipment, software and furniture are depreciated under the straight-line method using three to seven year lives and leasehold improvements are amortized over the shorter of the life of the asset or the remaining length of the lease. Depreciation and amortization expense was $5.6 million and $6.1 million for the three months ended June 30, 2011 and 2010, respectively. Depreciation and amortization expense was $11.0 million and $11.6 million for the six months ended June 30, 2011 and 2010, respectively.

As a percentage of revenue, depreciation and amortization was 6.0% and 5.7% for the three and six months ended June 30, 2011, compared to 7.4% and 6.4% for the same periods in the prior year.

AMORTIZATION OF ACQUISITION-RELATED INTANGIBLES. Amortization of acquisition-related intangibles consists of the amortization of intangible assets such as customer relationships, technology and trade names acquired in business combinations. Amortization of acquisition-related intangible assets was $2.2 million and $1.6 million for the three months ended June 30, 2011 and 2010, respectively. Amortization of acquisition-related intangible assets was $4.3 million and $3.1 million for the six months ended June 30, 2011 and 2010, respectively. The increases were driven primarily by incremental intangible assets acquired through our two business combinations in 2010.

As a percentage of revenue, amortization of acquisition-related intangibles was 2.4% and 2.3% for the three and six months ended June 30, 2011, compared to 2.0% and 1.7% for the same periods in the prior year.

INTEREST INCOME. Our interest income represents the total of interest income on our cash, cash equivalents, short-term investments and certain long-term investments. Interest income was $1.8 million and $0.6 million for the three months ended June 30, 2011 and 2010, respectively. Interest income was $3.2 million and $1.4 million for the six months ended June 30, 2011 and 2010, respectively. Increased cash available for investment from our 2010 debt offering drove the incremental interest income in 2011.

INTEREST EXPENSE. Our interest expense includes the total of cash and non-cash interest expense attributable to our outstanding convertible debt. Interest expense was $2.2 million, which included $0.5 million of debt financing cost amortization, for the three months ended June 30, 2011, compared to $0.1 million for the same period in the prior year. Interest expense was $4.5 million, which included $1.0 million of debt financing cost amortization, for the six months ended June 30, 2011, compared to $0.1 million for the same period in the prior year. The increase is due to the issuance of $345.0 million of convertible notes in the fourth quarter of 2010, which bear an annual interest rate of 2.0%.

OTHER INCOME (EXPENSE), NET. Our other income (expense), net includes foreign currency transaction gains and losses, asset disposal gains and losses, other-than-temporary impairment of investments and dividend income. Other income (expense), net was expense of $0.7 million and $0.1 million for the three months ended June 30, 2011 and 2010, respectively. This increase was due to the receipt of dividends from cost-method investments. Other income (expense), net was expense of $0.5 million and $0.9 million for the six months ended June 30, 2011 and 2010, respectively. The decrease is attributable to reduced gains in remeasurements of exposed foreign currency positions.

INCOME TAXES. For the three months ended June 30, 2011 and 2010, our tax benefit was $0.2 million and $2.4 million, respectively. For the three months ended June 30, 2011, our tax benefit consisted of approximately $1.1 million of U.S. tax benefit and $0.9 million of foreign tax expense. The tax benefit was due to a reduction in the estimated annual effective tax rate from 21.0% in the first quarter to 19.0% in the second quarter. For the three months ended June 30, 2010, our tax benefit consisted of approximately $2.3 million of U.S. tax benefit and $0.1 million of foreign tax benefit. For the three months ended June 30, 2011 and 2010, the tax rate was (108.2%) and 49.2%, respectively.

For the six months ended June 30, 2011 and 2010, our tax expense was $1.7 million and $0.3 million, respectively. For the six months ended June 30, 2011, our tax expense consisted of approximately $0.1 million of U.S tax expense and $1.6 million of foreign tax expense. For the six months ended June 30, 2010, our tax expense consisted of approximately $0.2 million of U.S tax benefit and $0.5 million of foreign tax expense. For the six months ended June 30, 2011 and 2010, the tax rate was 19.0% and 6.3%, respectively.

Off Balance Sheet Arrangements

None.

Liquidity and Capital Resources

	Six Months Ended June 30,
Cash Flows (in thousands)	2011	2010
Cash provided by (used in):
Operating activities	$(26,883)	$(22,192)
Investing activities	(117,124)	(32,246)
Financing activities	(3,058)	(613)
Effect of exchange rate changes on cash and cash equivalents	14,433	(25,866)

Net change in cash and cash equivalents	$(132,632)	$(80,917)

Operating Activities

As of June 30, 2011, we had $432.5 million of cash and cash equivalents, approximately 48% of which are held by our international subsidiaries. If funds held by our international subsidiaries were repatriated to the U.S. we would incur a U.S. tax liability that is not currently accrued in our financial statements. However, cash and cash equivalents held in the U.S. are sufficient to fund our current and anticipated domestic operations. As a result, we do not anticipate any liquidity restrictions that would preclude us from funding our expansion or operating needs and do not foresee a need to repatriate any earnings in the near future.

Our primary source of internal liquidity is our operating activities. Net cash used in operations for the six months ended June 30, 2011, of $26.9 million was primarily the result of net income adjusted for non-cash expenses offset by balance sheet changes such as a decrease in accounts payable and other accrued liabilities. Net cash used for operations for the six months ended June 30, 2010, of $22.2 million was primarily the result of net income adjusted for non-cash expenses offset by balance sheet changes such as a decrease in accounts payable.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2011, was $117.1 million and was the result of net purchases of investments of $108.0 million and purchases of equipment and capitalized software of $9.1 million. Net cash used for investing activities for the six months ended June 30, 2010, was $32.2 million and was the result of net purchases of investments of $13.0 million, net cash paid for acquisitions of $9.0 million, and purchases of equipment and capitalized software of $10.3 million.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2011, was $3.1 million. This was primarily driven by $5.8 million cash used in the repurchase of restricted stock to satisfy tax withholding obligations, proceeds of $1.3 million were provided by the sale of stock under the employee stock purchase plan and proceeds of $1.5 million were provided by the excess tax benefit from stock-based compensation. Net cash used for financing activities for the six months ended June 30, 2010, was $0.6 million. Proceeds of $0.9 million were provided by the sale of stock through the exercise of stock options, proceeds of $1.1 million were provided by the sale of stock under the employee stock purchase plan, cash used in the repurchase of restricted stock to satisfy tax withholding obligation was $3.1 million and proceeds of $0.5 million were provided by the excess tax benefit from stock-based compensation.

Effect of Exchange Rate Changes

For the six months ended June 30, 2011, changes in foreign currency rates resulted in a $14.4 million increase in our cash and cash equivalents. Exchange rate changes decreased our cash and cash equivalents by $25.9 million during the six months ended June 30, 2010. The change is due to foreign currency volatility on our international entity balance sheet exposures, primarily the Euro.

Auction Rate Securities

As of June 30, 2011, we held $86.6 million of auction rate securities (ARS) at par value which we have recorded at $80.0 million fair value. As of December 31, 2010, we held $90.6 million of ARS at par value which was recorded at $83.7 million fair value. All of the ARS are AAA/Aaa rated and 105%-115% over collateralized by student loans guaranteed by the U.S. government with the exception of one security which is rated AAA/A3 and one security which is rated AAA/Aa1. Almost all of these securities continue to fail at auction due to continued illiquid market conditions.

Due to the illiquid market conditions, we recorded a temporary fair value reduction of our ARS in the amount of $6.6 million (7.6% of par value) in our balance sheet ended June 30, 2011, under “Accumulated other comprehensive income (loss)”, compared to a $6.9 million temporary fair value reduction in 2010 (7.6% of par value). The determination of fair value required management to make estimates and assumptions about the ARS. The discounted cash flow model we used to value these securities included the following assumptions:

•	determination of the penalty coupon rate and the frequency of the reset period associated with each ARS

•	an average redemption period of seven years

•	a contribution of the ARS paying its contractually stated interest rate

•	determination of the risk adjusted discount rate based on LIBOR rates for these maturities plus market information on student loan credit spreads

The aggregate ARS portfolio had an annualized yield of 1.4% as of June 30, 2011, compared to a yield of 1.7% as of December 31, 2010. We continue to receive 100% of the contractually required interest payments. The portfolio had a weighted average maturity of 28.5 years and 29.3 years as of June 30, 2011 and December 31, 2010, respectively. We continue to believe that we will be able to liquidate at par over time. We do not intend to sell the investments prior to recovery of their amortized cost basis nor do we believe it is more likely than not we may be required to sell the investments prior to recovery of their amortized cost basis. Accordingly, we treated the fair value decline as temporary. We anticipate we will have sufficient cash flow from operations to execute our business strategy and fund our operational needs. We believe that capital markets are also available if we need to finance other investing alternatives.

We classify our ARS as Level 3 long-term investments until we receive a call or partial call on the securities. Upon receipt of a call or partial call, we classify the securities subject to the call or partial call, as Level 1 short term investments. As of June 30, 2011 and December 31, 2010, our entire ARS portfolio was classified as Level 3 long-term investments. As of June 30, 2011, the difference between fair value and par value of the ARS was $6.6 million, or 0.8% of total assets measured at fair value or 0.5% of total assets reported in our financial statements. In the six months ended June 30, 2011, we liquidated $4.0 million of ARS due to full or partial calls at par. During the fiscal year ended December 31, 2010, we liquidated $8.5 million of ARS due to full or partial calls at par.

Commitments and Guarantees

At certain times, we enter into contracts with counterparties that commit the company to future obligations. During the second quarter of 2011, we entered into a letter of credit agreement which allows our credit card processors to draw up to $3.0 million from an executor bank. Upon withdrawal, we are obligated to fund the executor bank on demand. We have not set aside specific funds to cover this potential obligation as we can generally recover these costs from our clients. If drawn upon, we expect to fund this commitment with cash and cash equivalents. The letter of credit is valid through the second quarter of 2012. As of June 30, 2011, we have not drawn on our letter of credit. No other letters of credit were outstanding as of June 30, 2011 and December 31, 2010.

Application of Critical Accounting Policies

Critical Accounting Estimates and Policies

A detailed description of our significant accounting policies can be found in our most recent Annual Report filed on Form 10-K for the fiscal year ended December 31, 2010. There were no material changes in significant accounting policies during the quarter ended June 30, 2011.

Recent Accounting Pronouncements

Accounting Standards Update (ASU) 2009-13 – Multiple-Deliverable Revenue Arrangements: In October 2009, the Financial Accounting Standards Board (FASB) issued ASU 2009-13. This update provides amendments to Accounting Standards Codification (ASC) Topic 605 – Revenue Recognition that enables vendors to account for products or services (deliverables) separately rather than as a combined unit. The amendments eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The amendments also require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. Additionally, disclosures related to multiple-deliverable revenue arrangements have also been expanded. The provisions were effective for fiscal years beginning on or after June 15, 2010. We have adopted the new guidance in ASU 2009-13 as of January 1, 2011, and it did not have a material impact on our Consolidated Financial Statements.

ASU 2010-28 – Goodwill Impairment Testing: In December 2010, the FASB issued ASU 2010-28. This update provides amendments to ASC Topic 350 – Intangibles-Goodwill and Other that require additional qualitative analysis within step 1 of the goodwill impairment test if a reporting unit’s carrying value is zero or negative. If it is more likely than not that a goodwill impairment exists, step 2 of the goodwill impairment test is required. We have adopted the new guidance in ASU 2010-28 as of the period ended March 31, 2011, and it did not have a material impact on our Consolidated Financial Statements.

ASU 2010-29 – Disclosure of Supplementary Pro Forma Information for Business Combinations: In December 2010, the FASB issued ASU 2010-29. This amendment to ASC Topic 805 – Business Combinations requires public entities to disclose pro forma revenue and earnings of a combined entity for the current reporting period for all material business combinations as though the acquisition date that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, this same disclosure requirement is applicable. Additionally, supplemental pro forma disclosures were amended to require a description of the nature and amount of material pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. We have adopted the new disclosure requirements as of the period ended March 31, 2011.

ASU 2011-04 – Fair Value Measurements: In May 2011, the FASB issued ASU 2011-04. This update provides amendments to ASC Topic 820 - Fair Value Measurements and Disclosures by creating a uniform framework for applying fair value measurements principles and clarified existing guidance in U.S. GAAP. The amendments called for additional disclosures regarding quantitative information about the significant unobservable inputs used for all Level 3 measurements, information about the sensitivity of a fair value measurement categorized within Level 3 of the fair value hierarchy to changes in unobservable inputs and any interrelationships between those unobservable inputs and a description of the valuation process. Additionally, disclosures are required when current use of a non-financial assets measured at fair value differs from its highest and best use, any transfers from Level 1 and Level 2 and the hierarchy classification for items whose fair value is not recorded on the balance sheet but disclosed in the footnotes. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011, and is to be completed on a prospective basis. Adoption of ASU 2011-04 is not anticipated to have a material impact on our Consolidated Financial Statements.

ASU 2011-05 – Comprehensive Income: In June 2011, the FASB issued ASU 2011-05. This amendment requires nonowner changes in stockholders’ equity, reclassifications and all other items affecting comprehensive income be presented in either a single continuous statement or in two separate but consecutive statements for all periods presented. The amendments do not change the items that must be reported in comprehensive income or when an item of other comprehensive income must be reclassified to net income (loss). ASU No. 2011-05 is effective for interim and annual periods beginning after December 15, 2011, and is to be completed on a retrospective basis. Adoption of ASU 2011-05 is not anticipated to have a material impact on our Consolidated Financial Statements.

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

At June 30, 2011, we had long-term debt of $353.8 million associated with our Senior Convertible Notes, which are fixed rate instruments. The market value of our long-term debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.

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

Transaction Exposure

The Company enters into short-term foreign currency forward contracts to offset the foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in current earnings in “Other income

(expense), net”. Foreign currency transaction gains and losses were a gain of $0.1 million and a gain of $0.1 million in the three months ended June 30, 2011, and 2010, respectively. Foreign currency transaction gains and losses were immaterial in the six months ended June 30, 2011, and a gain of $0.9 million in the six months ended June 30, 2010.

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

Other Market Risks

Investments in Auction Rate Securities

At June 30, 2011, we held approximately $86.6 million of ARS at par. In light of current conditions in the ARS market as described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in this Quarterly Report on Form 10-Q, we may incur temporary unrealized losses, or other-than-temporary realized losses, in the future if market conditions persist and we are unable to recover the investment principal in our ARS.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011. The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation of our disclosure controls and procedures as of June 30, 2011, our Chief Executive Officer and our Chief Financial Officer concluded that as of that date, our disclosure controls were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

We are in the process of converting to a new enterprise resource planning (ERP) system. Implementation of the new ERP system is scheduled to occur in phases. During the quarter ended June 30, 2011, no new phases of the new ERP system were implemented. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENTS

3.1 (1)	Amended and Restated Certificate of Incorporation, as amended, as currently in effect.

3.2 (2)	Amended and Restated Bylaws, as currently in effect.

4.1 (3)	Specimen of Common Stock Certificate.

4.2 (4)	Indenture dated as of June 1, 2004 between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the 2004 Note.

4.3 (5)	Indenture dated as of November 1, 2010, between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the 2010 Note.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Digital River, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheet, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.*

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on June 1, 2006, and incorporated herein by reference.
(2)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001, and incorporated herein by reference.
(3)	Filed as an exhibit to our Registration Statement on Form S-1, File No. 333-56787, declared effective on August 11, 1998, and incorporated herein by reference.
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 13, 2004.
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 1, 2010.
*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2011	DIGITAL RIVER, INC.

	By:	/s/ Thomas M. Donnelly

Thomas M. Donnelly
President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENTS

3.1 (1)	Amended and Restated Certificate of Incorporation, as amended, as currently in effect.

3.2 (2)	Amended and Restated Bylaws, as currently in effect.

4.1 (3)	Specimen of Common Stock Certificate.

4.2 (4)	Indenture dated as of June 1, 2004 between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the 2004 Note.

4.3 (5)	Indenture dated as of November 1, 2010, between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the 2010 Note.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Digital River, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheet, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.*

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on June 1, 2006, and incorporated herein by reference.
(2)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001, and incorporated herein by reference.
(3)	Filed as an exhibit to our Registration Statement on Form S-1, File No. 333-56787, declared effective on August 11, 1998, and incorporated herein by reference.
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 13, 2004.
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 1, 2010.
*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.