Form 10-Q
period 2011-09-30
DIGITAL RIVER INC /DE
filed 2011-11-04
CIK 1062530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                    TO

Commission file number 000-24643

DIGITAL RIVER, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	41-1901640
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

10380 BREN ROAD WEST

MINNETONKA, MINNESOTA 55343

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

The number of shares of common stock outstanding at October 1, 2011, was 37,335,141 shares.

DIGITAL RIVER, INC.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DIGITAL RIVER, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(Unaudited)
	September 30,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$457,121	$565,086
Short-term investments	207,108	163,029
Accounts receivable, net of allowance of $4,375 and $4,902	56,281	50,922
Deferred tax assets	10,719	10,628
Prepaid expenses and other	34,926	30,375

Total current assets	766,155	820,040

Property and equipment, net	51,157	49,599
Goodwill	288,581	283,940
Intangible assets, net of accumulated amortization of $86,953 and $80,106	30,186	37,911
Long-term investments	109,864	110,736
Deferred income taxes	18,137	17,721
Other assets	10,205	13,820

TOTAL ASSETS	$1,274,285	$1,333,767

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$181,833	$188,915
Accrued payroll	13,438	21,117
Deferred revenue	9,356	10,446
Accrued acquisition liabilities	0	1,615
Other accrued liabilities	42,138	58,083

Total current liabilities	246,765	280,176

NON-CURRENT LIABILITIES
Senior convertible notes	353,805	353,805
Other liabilities	11,487	16,038

Total non-current liabilities	365,292	369,843

TOTAL LIABILITIES	612,057	650,019

STOCKHOLDERS’ EQUITY
Preferred Stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $.01 par value; 120,000,000 shares authorized; 47,140,392 and 46,323,799 shares issued	471	463
Treasury stock at cost; 9,805,251 and 7,297,174 shares	(311,109)	(255,196)
Additional paid-in capital	702,295	683,307
Retained earnings	267,430	254,602
Accumulated other comprehensive income (loss)	3,141	572

Total stockholders’ equity	662,228	683,748

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,274,285	$1,333,767

See accompanying notes to consolidated financial statements.

DIGITAL RIVER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data; unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue	$95,411	$84,987	$286,116	$265,545
Costs and expenses (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	3,663	4,548	11,682	13,541
Network and infrastructure	12,017	11,146	37,106	34,696
Sales and marketing	40,535	33,558	117,733	110,767
Product research and development	16,781	14,018	50,507	45,928
General and administrative	9,741	10,965	31,364	32,560
Depreciation and amortization	5,693	6,086	16,657	17,662
Amortization of acquisition-related intangibles	2,184	2,188	6,511	5,281

Total costs and expenses	90,614	82,509	271,560	260,435

Income (loss) from operations	4,797	2,478	14,556	5,110
Interest income	1,565	660	4,793	2,032
Interest expense	(2,264)	(32)	(6,764)	(153)
Other income (expense), net	(511)	(2,013)	27	(1,107)

Income (loss) before income taxes	3,587	1,093	12,612	5,882
Income tax expense (benefit)	(1,931)	(4,768)	(216)	(4,466)

Net income (loss)	$5,518	$5,861	$12,828	$10,348

Net income (loss) per share—basic	$0.15	$0.16	$0.34	$0.28

Net income (loss) per share—diluted	$0.15	$0.15	$0.34	$0.27

Shares used in per-share calculation—basic	37,294	37,688	37,416	37,613

Shares used in per-share calculation—diluted	37,799	38,504	38,177	38,389

See accompanying notes to consolidated financial statements.

DIGITAL RIVER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Nine Months Ended
	September 30,
	2011	2010
OPERATING ACTIVITIES
Net income (loss)	$12,828	$10,348
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of acquisition-related intangibles	6,511	5,281
Provision for doubtful accounts	916	2,703
Depreciation and amortization	16,657	17,662
Debt issuance cost amortization	1,492	0
Stock-based compensation expense	16,235	15,278
Excess tax benefits from stock-based compensation	(1,517)	(620)
Deferred and other income taxes	1,121	(499)
Impairment of equity investments	0	1,561
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,342)	(6,204)
Prepaid and other assets	651	(906)
Accounts payable	(9,212)	(36,402)
Deferred revenue	(1,198)	(1,247)
Income tax payable	(5,525)	(4,469)
Other accrued liabilities	(28,562)	(2,513)

Net cash provided by (used in) operating activities	5,055	(27)

INVESTING ACTIVITIES
Purchases of investments	(207,790)	(65,889)
Sales of investments	172,288	40,199
Cash paid for cost method investments	(10,000)	0
Funding of restricted cash	0	(2,156)
Cash paid for acquisitions, net of cash received	0	(14,585)
Purchases of equipment and capitalized software	(17,744)	(13,666)

Net cash provided by (used in) investing activities	(63,246)	(56,097)

FINANCING ACTIVITIES
Debt issuance costs	(342)	0
Exercise of stock options	365	1,909
Sales of common stock under employee stock purchase plan	1,251	1,138
Repurchase of restricted stock to satisfy tax withholding obligation	(5,905)	(3,175)
Repurchase of common stock	(50,008)	0
Excess tax benefits from stock-based compensation	1,517	620

Net cash provided by (used in) financing activities	(53,122)	492

EFFECT OF EXCHANGE RATE CHANGES ON CASH	3,348	(7,558)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(107,965)	(63,190)
CASH AND CASH EQUIVALENTS, beginning of period	565,086	392,704

CASH AND CASH EQUIVALENTS, end of period	$457,121	$329,514

SUPPLEMENTAL DISCLOSURES
Cash paid for interest on senior convertible notes	$3,560	$110

Cash paid for income taxes	$3,361	$5,130

See accompanying notes to consolidated financial statements.

1. BASIS OF PRESENTATION

The unaudited consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which in our opinion are necessary to fairly state our consolidated financial position, results of operations and cash flows for the periods presented. These consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2011, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2011. The December 31, 2010, information was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles (GAAP) in the United States.

Summary of Significant Accounting Policies

A detailed description of our significant accounting policies can be found in our most recent Annual Report filed on Form 10-K for the fiscal year ended December 31, 2010. There were no material changes in significant accounting policies during the quarter ended September 30, 2011.

Restricted Cash

Restricted cash consists of cash and cash equivalents that are held in escrow accounts and restricted by agreements with third parties for a particular purpose. Restricted cash and cash equivalents are included in current assets under “Prepaid expenses and other” on our Consolidated Balance Sheets, and are recorded at fair value. As of September 30, 2011, we had $1.4 million of restricted cash, and $2.1 million of restricted cash as of December 31, 2010.

Software Development

Costs to develop software for internal use are required to be capitalized and amortized over the estimated useful life of the software. For the three months ended September 30, 2011 and 2010, we capitalized $0.6 million and $0.8 million related to software development, respectively. For the nine months ended September 30, 2011 and 2010, we capitalized $3.7 million and $3.8 million related to software development, respectively. This capitalization is primarily related to the development of our enterprise resource planning (ERP) system, new data management and reporting infrastructure. We expect these investments to drive long-term operational efficiencies across the organization and provide further competitive differentiation.

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

The components of comprehensive income (loss) are (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income (loss)	$5,518	$5,861	$12,828	$10,348

Other comprehensive income (loss):
Unrealized foreign exchange gain (loss) on the revaluation of investments in foreign subsidiaries	(18,385)	31,468	5,415	(9,955)
Unrealized gain (loss) on investments	(4,148)	124	(2,979)	(47)
Tax benefit (expense)	689	(37)	133	19

Other comprehensive income (loss)	(21,844)	31,555	2,569	(9,983)

Comprehensive income (loss)	$(16,326)	$37,416	$15,397	$365

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

We are exposed to market risk from changes in foreign currency exchange rates. Our primary risk is the effect of foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating sales and expenses. These exposures are mitigated by the use of foreign exchange forward contracts with maturities up to one week. Our derivatives are not designated as hedges and are adjusted to fair value through income each period. The principal exposures mitigated were euro, pound sterling and Australian dollar currencies. For the three and nine months ended September 30, 2011 and September 30, 2010, the gain/loss on derivative settlements was immaterial. As of September 30, 2011 and December 31, 2010, the notional amounts held and the underlying gain/loss were determined to be immaterial when compared to our overall cash and cash equivalents and the net income (loss) reported for the respective periods.

Our foreign currency contracts contain credit risk to the extent that our bank counterparties may be unable to meet the terms of the agreements. We minimize such risk by limiting our counterparties to major financial institutions of high credit quality.

Recent Accounting Pronouncements

Accounting Standards Update (ASU) 2009-13—Multiple-Deliverable Revenue Arrangements: In October 2009, the Financial Accounting Standards Board (FASB) issued ASU 2009-13. This update provides amendments to Accounting Standards Codification (ASC) Topic 605—Revenue Recognition that enables vendors to account for products or services (deliverables) separately rather than as a combined unit. The amendments eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The amendments also require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. Additionally, disclosures related to multiple-deliverable revenue arrangements have also been expanded. The provisions were effective for fiscal years beginning on or after June 15, 2010. We have adopted the new guidance in ASU 2009-13 as of January 1, 2011, and it did not have a material impact on our Consolidated Financial Statements.

ASU 2010-28—Goodwill Impairment Testing: In December 2010, the FASB issued ASU 2010-28. This update provides amendments to ASC Topic 350—Intangibles-Goodwill and Other that require additional qualitative analysis within step 1 of the goodwill impairment test if a reporting unit’s carrying value is zero or negative. If it is more likely than not that a goodwill impairment exists, step 2 of the goodwill impairment test is required. We have adopted the new guidance in ASU 2010-28 as of the period ended March 31, 2011, and it did not have a material impact on our Consolidated Financial Statements.

ASU 2010-29—Disclosure of Supplementary Pro Forma Information for Business Combinations: In December 2010, the FASB issued ASU 2010-29. This amendment to ASC Topic 805—Business Combinations requires public entities to disclose pro forma revenue and earnings of a combined entity for the current reporting period for all material business combinations as though the acquisition date that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, this same disclosure requirement is applicable. Additionally, supplemental pro forma disclosures were amended to require a description of the nature and amount of material pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. We have adopted the new disclosure requirements as of the period ended March 31, 2011.

ASU 2011-04—Fair Value Measurements: In May 2011, the FASB issued ASU 2011-04. This update provides amendments to ASC Topic 820—Fair Value Measurements and Disclosures by creating a uniform framework for applying fair value measurements principles and clarified existing guidance in U.S. GAAP. The amendments called for additional disclosures regarding quantitative information about the significant unobservable inputs used for all Level 3 measurements, information about the sensitivity of a fair value measurement categorized within Level 3 of the fair value hierarchy to changes in unobservable inputs and any interrelationships between those unobservable inputs and a description of the valuation process. Additionally, disclosures are required when current use of a non-financial assets measured at fair value differs from its highest and best use, any transfers from Level 1 and Level 2 and the hierarchy classification for items whose fair value is not recorded on the balance sheet but disclosed in the footnotes. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011, and is to be completed on a prospective basis. Adoption of ASU 2011-04 is not anticipated to have a material impact on our Consolidated Financial Statements.

ASU 2011-05—Comprehensive Income: In June 2011, the FASB issued ASU 2011-05. This amendment requires nonowner changes in stockholders’ equity, reclassifications and all other items affecting comprehensive income be presented in either a single continuous statement or in two separate but consecutive statements for all periods presented. The amendments do not change the items that must be reported in comprehensive income or when an item of other comprehensive income must be reclassified to net income (loss). ASU No. 2011-05 is effective for interim and annual periods beginning after December 15, 2011, and is to be completed on a retrospective basis. Adoption of ASU 2011-05 is not anticipated to have a material impact on our Consolidated Financial Statements.

ASU 2011-08—Goodwill Impairment Testing: In September 2011, the FASB issued ASU 2011-08. Under this amendment, qualitative factors are first assessed to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that goodwill is impaired. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step good impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing it against the carrying amount. ASU No. 2011-08 is effective for interim and annual periods beginning after December 15, 2011 and early adoption is permitted. Adoption of ASU 2011-08 is not anticipated to have a material impact on our Consolidated Financial Statements.

We have determined that all other recently issued accounting standards will not have a material impact on our Consolidated Financial Statements, or do not apply to our operations.

2. NET INCOME (LOSS) PER SHARE

The following table summarizes the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income (loss) per share—basic
Net income (loss)—basic	$5,518	$5,861	$12,828	$10,348
Weighted average shares outstanding—basic	37,294	37,688	37,416	37,613

Net income (loss) per share—basic	$0.15	$0.16	$0.34	$0.28

Net income (loss) per share—diluted
Net income (loss)—basic	$5,518	$5,861	$12,828	$10,348
Exclude: Interest expense and amortized financing cost of convertible senior notes, net of tax benefit	20	21	59	63

Net income (loss)—diluted	$5,538	$5,882	$12,887	$10,411

Weighted average shares outstanding—basic	37,294	37,688	37,416	37,613
Dilutive impact of non-vested stock and options outstanding	305	616	561	576
Dilutive impact of 2004 senior convertible notes	200	200	200	200

Weighted average shares outstanding—diluted	37,799	38,504	38,177	38,389

Net income (loss) per share—diluted	$0.15	$0.15	$0.34	$0.27

Options to purchase 1,411,245 and 1,405,283 shares for the three months ended September 30, 2011 and 2010, respectively, and 1,274,390 and 1,405,283 shares for the nine months ended September 30, 2011 and 2010, respectively were not included in the computation of diluted net income (loss) per share, because their effect on diluted net income (loss) per share would have been anti-dilutive.

The unissued shares underlying our 2010 senior convertible notes, 7,022,027 shares for three and nine months ended September 30, 2011, were excluded for the purposes of calculating GAAP diluted net income (loss) per share, because their effect on diluted net income (loss) per share would have been anti-dilutive.

3. FAIR VALUE MEASUREMENTS

Financial assets and liabilities that are remeasured and reported at fair value at each reporting period are classified and disclosed in one of the following three categories:

Level 1—Observable inputs such as quoted prices in active markets;

Level 2—Other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly, including:

•	Quoted prices for similar assets or liabilities in active markets;

•	Quoted prices for identical or similar assets in non-active markets;

•	Inputs other than quoted prices that are observable for assets or liabilities; and

•	Inputs that are derived principally from or corroborated by other observable market data.

Level 3—Unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimate of market participant assumptions.

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

The following table sets forth by level within the fair value hierarchy, our financial assets that were accounted for at fair value on a recurring basis at September 30, 2011 and December 31, 2010, (in thousands), according to the valuation techniques we used to determine their fair values. There have been no transfers of assets between the fair value hierarchies presented below:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Balance as of September 30, 2011
Cash and cash equivalents	$457,121	$457,121	$0	$0
Restricted cash	1,435	1,435	0	0
U.S. government sponsored entities	38,058	38,058	0	0
Corporate bonds	141,552	141,552	0	0
Asset backed securities	27,498	27,498	0	0
Market basis equity investments	1,293	1,293	0	0
Student loan bonds	74,745	0	0	74,745

Total assets measured at fair value	$741,702	$666,957	$0	$74,745

Balance as of December 31, 2010
Cash and cash equivalents	$565,086	$565,086	$0	$0
Restricted cash	2,070	2,070	0	0
Certificates of deposit	93	93	0	0
U.S. government sponsored entities	34,965	34,965	0	0
Corporate bonds	121,944	121,944	0	0
Asset backed securities	6,027	6,027	0	0
Market basis equity investments	3,818	3,818	0	0
Student loan bonds	83,678	0	0	83,678

Total assets measured at fair value	$817,681	$734,003	$0	$83,678

The following table is a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3 inputs) (in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	Short-term	Long-term
	Investments	Investments	Total
Balance as of December 31, 2009	$0	$92,801	$92,801
Total gains or losses (realized/unrealized) included in other comprehensive income	0	(623)	(623)
Purchases	0	0	0
Issuances	0	0	0
Settlements	0	(8,500)	(8,500)
Transfers in and/or out of Level 3	0	0	0

Balance as of December 31, 2010	0	83,678	83,678
Total gains or losses (realized/unrealized) included in other comprehensive income	0	(158)	(158)
Purchases	0	0	0
Issuances	0	0	0
Settlements	0	(8,775)	(8,775)
Transfers in and/or out of Level 3	0	0	0

Balance as of September 30, 2011	$0	$74,745	$74,745

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

Auction Rate Securities (Student loan bonds in table). As of September 30, 2011, we held $81.8 million of auction rate securities (ARS) at par value which we have recorded at $74.7 million fair value. As of December 31, 2010, we held $90.6 million of ARS at par value which was recorded at $83.7 million fair value. All of the ARS are AAA/Aaa rated and 105%- 115% over collateralized by student loans guaranteed by the U.S. government with the exception of one security which is rated AAA/A3 and one security which is rated AAA/Aa1. Almost all of these securities continue to fail at auction due to continued illiquid market conditions.

Due to the illiquid market conditions, we recorded a temporary fair value reduction of our ARS in the amount of $7.1 million (8.7% of par value) in our balance sheet ended September 30, 2011, under “Accumulated other comprehensive income (loss)”, compared to a $6.9 million temporary fair value reduction in 2010 (7.6% of par value). The determination of fair value required management to make estimates and assumptions about the ARS. The discounted cash flow model we used to value these securities included the following assumptions:

•	determination of the penalty coupon rate and the frequency of the reset period associated with each ARS

•	an average redemption period of seven years

•	a contribution of the ARS paying its contractually stated interest rate

•	determination of the risk adjusted discount rate based on LIBOR rates for these maturities plus market information on student loan credit spreads

The aggregate ARS portfolio had an annualized yield of 1.3% as of September 30, 2011, compared to a yield of 1.7% as of December 31, 2010. We continue to receive 100% of the contractually required interest payments. The portfolio had a weighted average maturity of 28.2 years and 29.3 years as of September 30, 2011 and December 31, 2010, respectively. We continue to believe that we will be able to liquidate at par over time. We do not intend to sell the investments prior to recovery of their amortized cost basis nor do we believe it is more likely than not we may be required to sell the investments prior to recovery of their amortized cost basis. Accordingly, we treated the fair value decline as temporary. We anticipate we will have sufficient cash flow from operations to execute our business strategy and fund our operational needs. We believe that capital markets are also available if we need to finance other investing alternatives.

We classify our ARS as Level 3 long-term investments until we receive a call or partial call on the securities. Upon receipt of a call or partial call, we classify the securities subject to the call or partial call, as Level 1 short term investments. As of September 30, 2011 and December 31, 2010, our entire ARS portfolio was classified as Level 3 long-term investments. As of September 30, 2011, the difference between fair value and par value of the ARS was $7.1 million, or 1.0% of total assets measured at fair value or 0.6% of total assets reported in our financial statements. In the nine months ended September 30, 2011, we liquidated $8.8 million of ARS due to full or partial calls at par. During the fiscal year ended December 31, 2010, we liquidated $8.5 million of ARS due to full or partial calls at par.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

In the third quarter of 2011, we had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

The aggregate carrying value and fair value of the Company’s cost method equity investments at September 30, 2011, and December 31, 2010, was $33.8 million and $23.2 million, respectively and is included under “Long-term investments” on the Consolidated Balance Sheets. The increase in carrying value was due to a $10.0 million investment during the third quarter of 2011. We have evaluated the investments for impairment and we believe that the entity valuations completed at acquisition and the investee’s subsequent performance against those projections indicates that the acquisition price continues to represent fair value.

As of September 30, 2011 and December 31, 2010, the fair value of our $345.0 million 2.0% fixed rate 2010 senior convertible notes was valued at $297.7 million and $338.3 million, respectively, based on the quoted fair market value of the debt.

As of September 30, 2011 and December 31, 2010, the fair value of our $8.8 million 1.25% fixed rate 2004 senior convertible notes was valued at $8.8 million and $9.0 million, respectively, based on the quoted fair market value of the debt.

4. INVESTMENTS

As of September 30, 2011, and December 31, 2010, our available-for-sale securities consisted of the following (in thousands):

			Gross Unrealized Losses			Maturities/Reset Dates
		Gross Unrealized	Less than 12	Greater than 12		Less than 12	Greater than 12
	Cost	Gains	Months	Months	Fair Value	Months	Months
Balance as of September 30, 2011
U.S. government sponsored entities	$38,020	$38	$0	$0	$38,058	$38,058	$0
Corporate bonds	142,043	237	(728)	0	141,552	24,743	116,809
Asset backed securities	27,494	11	(7)	0	27,498	23,496	4,002
Market basis equity investments	3,914	0	(2,621)	0	1,293	0	1,293
Student loan bonds	81,825	0	0	(7,080)	74,745	0	74,745

Total available-for-sale securities	$293,296	$286	$(3,356)	$(7,080)	$283,146	$86,297	$196,849

Balance as of December 31, 2010
Certificates of deposit	$93	$0	$0	$0	$93	$93	$0
U.S. government sponsored entities	35,021	2	(58)	0	34,965	34,965	0
Corporate bonds	122,132	97	(285)	0	121,944	8,330	113,614
Asset backed securities	6,033	0	(6)	0	6,027	6,027	0
Market basis equity investments	3,818	0	0	0	3,818	0	3,818
Student loan bonds	90,600	0	0	(6,922)	83,678	0	83,678

Total available-for-sale securities	$257,697	$99	$(349)	$(6,922)	$250,525	$49,415	$201,110

We consider the fair value decline of our investments in U.S. government sponsored entities and asset backed securities to be temporary, as we do not intend to sell the investments and it is not likely that we will be required to sell the investments before recovery of their amortized cost basis. See Note 3 – Fair Value Measurements, regarding the fair value decline in student loan bonds.

Realized gains or losses on investments are recorded in our Consolidated Statements of Operations within “Other expense, net”. In the three months ended September 30, 2011 and 2010, the Company’s proceeds on sales of investments equaled par value. Upon the sale of a security classified as available for sale, the security’s specific unrealized gain (loss) is reclassified out of “Accumulated other comprehensive income (loss)” into earnings based on the specific identification method. In the three months ended September 30, 2011 and 2010, the Company reclassified from “Accumulated other comprehensive income (loss)” to net assets $0.7 million and $0.04 million, respectively, related to securities settled at par within the periods. In the nine months ended September 30, 2011 and 2010, the Company reclassified from “Accumulated other comprehensive income (loss)” to net assets $0.8 million and $0.4 million, respectively, related to securities settled at par within the periods. Realized gains and losses on sales of investments were a gain of $0.6 million for both the three and nine months ended September 30, 2011. Realized gains and losses on sales of investments were immaterial in the three and nine months ended September 30, 2010.

5. BUSINESS COMBINATIONS, GOODWILL AND INTANGIBLE ASSETS

Business Combinations

Acquisitions completed in 2011

During the nine months ended September 30, 2011, we did not complete any acquisitions.

Acquisitions completed in 2010

In 2010, we completed two acquisitions for a total purchase price of $29.4 million. The purchase price for the Journey Education Marketing, Inc. asset acquisition, previously disclosed as preliminary, was finalized during the second quarter of 2011. This asset purchase consisted of $7.0 million cash consideration and $15.4 million of net liabilities assumed. The purchase price has been allocated to assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The allocation of the purchase price is summarized in the following table:

	Initial Cash Consideration	Acquired Assets	Assumed Liabilities	Goodwill	Other Intangible Assets
					Technology/ Tradename	Customer Relationships	Non-compete Agreements
Acquisition
Journey Education Marketing, Inc.	$7,000	$8,654	$(24,020)	$9,832	$3,693	$6,854	$1,987

Accrued Acquisition Liabilities

As of September 30, 2011, there were no estimated future earn-outs or additional consideration in accrued acquisition liabilities. During the nine months ended September 30, 2011, we recorded a reduction to operating expenses of $0.7 million relating to amounts previously accrued. As of December 31, 2010, there were estimated future earn-outs and additional consideration of $1.6 million in accrued acquisition liabilities.

6. STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense related to employee stock options, restricted stock awards and employee stock purchases recognized (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Costs and expenses
Direct cost of services	$(16)	$168	$217	$467
Network and infrastructure	345	268	937	736
Sales and marketing	2,265	1,866	6,141	5,115
Product research and development	698	675	2,189	2,308
General and administrative	2,257	2,303	6,751	6,652

Stock-based compensation included in costs and expenses	$5,549	$5,280	$16,235	$15,278

7. INCOME TAXES

The provision (benefit) for income taxes is composed of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Current tax expense (benefit):
United States	$(2,613)	$(5,082)	$(2,570)	$(5,271)
International	682	314	2,354	805

Total current provision for income taxes	$(1,931)	$(4,768)	$(216)	$(4,466)

Tax Rate	-53.9%	-436.5%	-1.7%	-75.9%

There is uncertainty of future realization of the deferred tax assets resulting from tax loss carryforwards due to anticipated limitations. Therefore, a valuation allowance was recorded against the tax effect of such tax loss carryforwards. At September 30, 2011, the Company has a valuation allowance on approximately $0.5 million of deferred tax assets related to operating losses and $0.3 million of deferred tax assets related to other tax attributes as we believe it is more likely than not that these deferred tax assets will not be realized. Any future release of this valuation allowance will reduce expense.

As of September 30, 2011, we had $7.9 million of unrecognized tax benefits, excluding related interest. All of these unrecognized tax benefits would affect our effective tax rate if recognized. Gross unrecognized tax benefits increased by $0.1 million during the quarter for items identified during the current period. Approximately $2.4 million of unrecognized tax benefits were recognized during the quarter due to the resolution of examinations and the expiration of various statutes of limitation. The recognition of these benefits affected our effective tax rate for the period. As of September 30, 2011, we had approximately $0.4 million of accrued interest related to uncertain tax positions. Due to the potential resolution of examinations currently being performed by taxing authorities and the expiration of various statutes of limitation, it is reasonably possible that the balance of our gross unrecognized tax benefits may change within the next twelve months by a range of zero to $1.2 million.

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

On January 5, 2009, the U.S. Patent and Trademark Office issued a final office action rejecting the claims in the ‘135 patent which were subject to reexamination. On January 14, 2009, the U.S. Patent and Trademark Office issued a final office action rejecting all but two of the claims in the ‘572 patent which were subject to reexamination. On April 16, 2010, the Board of Patent Appeals and Interferences reversed the decision of the Examiner to reject the claims in the ‘135 patent and the ‘572 patent which were subject to reexamination. On July 20, 2010, the U.S. Patent and Trademark Office issued Reexamination Certificates for the ‘135 and ‘572 patents with no changes to the asserted patent claims. On October 4, 2010, the Court granted DDR Holdings’ unopposed motion to lift the stay in the Texas litigation. On December 8, 2010, DDR filed a third amended complaint adding claims of infringement related to a more recently issued patent. On February 14, 2011, Digital River filed its answer to the third amended complaint. The parties are engaged in discovery and have exchanged claim charts. We intend to vigorously defend ourselves in the DDR Holdings matters, however, no assurances can be given at this time as to the ultimate outcome of this case, or the range of potential loss should the outcome be unfavorable.

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

Commitments and Guarantees

At certain times, we enter into contracts with counterparties that commit the company to future obligations. During the second quarter of 2011, we entered into a letter of credit agreement which allows our credit card processors to draw up to $3.0 million from an executor bank. Upon withdrawal, we are obligated to fund the executor bank on demand. We have not set aside specific funds to cover this potential obligation as we can generally recover these costs from our clients. If drawn upon, we expect to fund this commitment with cash and cash equivalents. The letter of credit is valid through the second quarter of 2012. As of September 30, 2011, we have not drawn on our letter of credit. No other letters of credit were outstanding as of September 30, 2011 and December 31, 2010.

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

On September 1, 2010, we announced an amendment of our agreement with Microsoft Corporation (“Microsoft”) to extend the term of the Microsoft Operations Digital Distribution Agreement through October 31, 2013. On August 30, 2010, we entered into the Microsoft Store USA statement of work with Microsoft whereby we will build, host and manage Microsoft® Store, an e-commerce store that supports the sale and fulfillment of Microsoft and third party software as well as consumer electronics products to customers in the United States. On March 2, 2011, Digital River began providing e-commerce hosting and payment processing services in connection with Microsoft Store. In addition to Microsoft Store, Digital River maintains its role as a reseller of Microsoft products via Digital River’s existing online stores. Currently, we are providing e-commerce services, ranging from transaction and payment processing, to e-marketing, digital downloads and fraud prevention in support of some of the popular Microsoft software titles, including Microsoft© Office. The global arrangement incorporates digital fulfillment across multiple geographies, including North America, Asia, Europe, Latin America and Australia.

We view our operations and manage our business as one reportable segment, providing outsourced e-commerce solutions globally to a variety of companies, primarily in the software and consumer electronics product markets.

We were incorporated in Delaware in February 1994. Our headquarters are located at 10380 Bren Road West, Minnetonka, Minnesota and our telephone number is 952-253-1234.

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

Results of Operations

The following table sets forth certain items from our Consolidated Statements of Operations as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	100.0%	100.0%	100.0%	100.0%

Costs and expenses (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	3.8	5.3	4.1	5.0
Network and infrastructure	12.6	13.1	13.0	13.1
Sales and marketing	42.5	39.5	41.1	41.7
Product research and development	17.6	16.5	17.6	17.3
General and administrative	10.2	12.9	11.0	12.3
Depreciation and amortization	6.0	7.2	5.8	6.7
Amortization of acquisition-related intangibles	2.3	2.6	2.3	2.0

Total costs and expenses	95.0	97.1	94.9	98.1

Income (loss) from operations	5.0	2.9	5.1	1.9
Interest income	1.7	0.8	1.7	0.8
Interest expense	(2.4)	—	(2.4)	(0.1)
Other income (expense), net	(0.5)	(2.4)	—	(0.4)

Income (loss) before income taxes	3.8	1.3	4.4	2.2
Income tax expense (benefit)	(1.9)	(5.6)	(0.1)	(1.7)

Net income (loss)	5.8%	6.9%	4.5%	3.9%

REVENUE. Our revenue was $95.4 million for the three months ended September 30, 2011, compared to $85.0 million for the same period in the prior year, an increase of $10.4 million or 12.3%. For the nine months ended September 30, 2011, revenue totaled $286.1 million, an increase of $20.6 million, or 7.7%, from revenue of $265.5 million for the same period in the prior year.

Our commerce revenues are driven primarily by global e-commerce and payment services provided to a wide variety of companies in the software, consumer electronics, computer games and other markets. Commerce revenues include revenues generated from Microsoft and Symantec, and sales through our academic channel. Revenue from Symantec relates to the nine months ended September 30, 2010 only, since their e-commerce agreement terminated on June 30, 2010. All other non-commerce revenues are driven primarily by our e-mail and affiliate marketing businesses.

For the three months ended September 30, 2011, the $10.4 million increase in revenue was driven primarily by an increase in commerce revenue of $8.6 million and foreign exchange favorability of $2.1 million compared to the three months ended September 30, 2010. For the nine months ended September 30, 2011, the $20.6 million increase in revenue was driven primarily by an increase in commerce revenue of $14.3 million and foreign exchange favorability of $5.3 million compared to the nine months ended September 30, 2010.

International e-commerce sales were approximately 46.2% of total sales in both the three and nine month periods ended September 30, 2011, compared to 46.0% and 45.8% for the same periods in the prior year.

DIRECT COST OF SERVICES. Direct cost of services primarily includes costs related to product fulfillment, backup CD production, delivery solutions and certain client-specific costs. Direct cost of service expenses were $3.7 million for the three months ended September 30, 2011, compared to $4.5 million for the same period in the prior year. For the nine months ended September 30, 2011, direct cost of service expense was $11.7 million, compared to $13.5 million for the same period in the prior year. The decreases were primarily attributable to lower CD production and delivery costs.

As a percentage of revenue, direct cost of services was 3.8% and 4.1% for the three and nine months ended September 30, 2011, compared to 5.3% and 5.0% for the same periods in the prior year.

NETWORK AND INFRASTRUCTURE. Our network and infrastructure expenses primarily include costs to operate and maintain our technology platforms, customer service, data communication and data center operations. Network and infrastructure expenses were $12.0 million and $11.1 million for the three months ended September 30, 2011 and 2010, respectively. Network and infrastructure expenses were $37.1 million and $34.7 million for the nine months ended September 30, 2011 and 2010, respectively. The increases were mainly due to increased investment in workforce related costs to drive future efficiencies in our technologies and increased software license and hardware expense, partially offset by reductions in data communication costs and outside services.

As a percentage of revenue, network and infrastructure expenses were 12.6% and 13.0% for the three and nine months ended September 30, 2011, compared to 13.1% for both the same periods in the prior year.

SALES AND MARKETING. Our sales and marketing expenses include credit card transaction and other payment processing fees, personnel and related costs, advertising, promotional and product marketing expenses, credit card chargebacks and bad debt expense. Sales and marketing expenses were $40.5 million and $33.6 million for the three months ended September 30, 2011 and 2010, respectively. Sales and marketing expenses were $117.7 million and $110.8 million for the nine months ended September 30, 2011 and 2010, respectively. The increase in sales and marketing was primarily driven by higher workforce costs to support our global sales initiatives and increased payment processing costs. These were partially offset by lower chargeback and bad debt expenses.

As a percentage of revenue, sales and marketing expenses were 42.5% and 41.1% in the three and nine months ended September 30, 2011, compared to 39.5% and 41.7% for the same periods in the prior year.

PRODUCT RESEARCH AND DEVELOPMENT. Our product research and development expenses include costs associated with design, development and enhancement of our technology platforms and related systems. Research and development costs are expensed as incurred, except certain internal-use software development costs eligible for capitalization and costs directly associated with preparing a client website launch eligible to be deferred and amortized over the life of the sites associated revenue streams. Product research and development expenses were $16.8 million and $14.0 million for the three months ended September 30, 2011 and 2010, respectively. Product research and development expenses were $50.5 million and $45.9 million for the nine months ended September 30, 2011 and 2010, respectively. The increases were primarily due to higher workforce costs, which drive enhanced technologies and strengthen our leadership position in software. These investments advance our global system scalability, e-marketing capabilities, data management and client reporting.

As a percentage of revenue, product research and development expenses were 17.6% in both the three and nine months ended September 30, 2011, compared to 16.5% and 17.3% for the same periods in the prior year.

GENERAL AND ADMINISTRATIVE. Our general and administrative expenses primarily include executive, finance, human resources and other administrative workforce and other related expenses, fees for professional services, bank fees, insurance costs and non-income related taxes. General and administrative expenses were $9.7 million and $11.0 million for the three months ended September 30, 2011 and 2010, respectively. General and administrative expenses were $31.4 million and $32.6 million for the nine months ended September 30, 2011 and 2010, respectively. The decrease in general and administrative costs was mainly due to regulatory fees.

As a percentage of revenue, general and administrative expenses were 10.2% and 11.0% for the three and nine months ended September 30, 2011, compared to 12.9% and 12.3% for the same periods in the prior year.

DEPRECIATION AND AMORTIZATION. Our depreciation and amortization expenses include the depreciation of computer equipment, office furniture, the amortization of purchased and internally developed software and leasehold improvements. Computer equipment, software and furniture are depreciated under the straight-line method using three to seven year lives and leasehold improvements are amortized over the shorter of the life of the asset or the remaining length of the lease. Depreciation and amortization expense was $5.7 million and $6.1 million for the three months ended September 30, 2011 and 2010, respectively. Depreciation and amortization expense was $16.7 million and $17.7 million for the nine months ended September 30, 2011 and 2010, respectively.

As a percentage of revenue, depreciation and amortization was 6.0% and 5.8% for the three and nine months ended September 30, 2011, compared to 7.2% and 6.7% for the same periods in the prior year.

AMORTIZATION OF ACQUISITION-RELATED INTANGIBLES. Amortization of acquisition-related intangibles consists of the amortization of intangible assets such as customer relationships, technology and trade names acquired in business combinations. Amortization of acquisition-related intangible assets was $2.2 million for both the three months ended September 30, 2011 and 2010, respectively. Amortization of acquisition-related intangible assets was $6.5 million and $5.3 million for the nine months ended September 30, 2011 and 2010, respectively. The increase for the nine months ended September 30, 2011, was driven primarily by incremental intangible assets acquired through our two business combinations in 2010.

As a percentage of revenue, amortization of acquisition-related intangibles was 2.3% for both the three and nine months ended September 30, 2011, compared to 2.6% and 2.0% for the same periods in the prior year.

INTEREST INCOME. Our interest income represents the total of interest income on our cash, cash equivalents, short-term investments and certain long-term investments. Interest income was $1.6 million and $0.7 million for the three months ended September 30, 2011 and 2010, respectively. Interest income was $4.8 million and $2.0 million for the nine months ended September 30, 2011 and 2010, respectively. Increased cash available for investment from our 2010 debt offering drove the incremental interest income in 2011.

INTEREST EXPENSE. Our interest expense includes the total of cash and non-cash interest expense attributable to our outstanding convertible debt. For the three months ended September 30, 2011, interest expense was $2.3 million, which included $0.5 million of debt financing cost amortization, compared to interest expense of $0.03 million for the same period in the prior year. For the nine months ended September 30, 2011, interest expense was $6.8 million, which included $1.5 million of debt financing cost amortization, compared to interest expense of $0.2 million for the same period in the prior year. The increase is due to the issuance of $345.0 million of convertible notes in the fourth quarter of 2010, which bear an annual interest rate of 2.0%.

OTHER INCOME (EXPENSE), NET. Our other income (expense), net includes foreign currency transaction gains and losses, asset disposal gains and losses, other-than-temporary impairment of investments and dividend income. Other income (expense), net was expense of $0.5 million and $2.0 million for the three months ended September 30, 2011 and 2010, respectively. The decrease in expense is primarily attributable to an other-than-temporary impairment of available for sale equity investments of $1.6 million that was recorded in the third quarter of 2010. Other income (expense), net was income of $0.03 million and expense of $1.1 million for the nine months ended September 30, 2011 and 2010, respectively. The decrease in expense is primarily attributable to an other-than-temporary impairment of investments in the third quarter of 2010, a gain due to the liquidation of short-term investments to fund our share repurchase in the third quarter of 2011, partially offset by losses in remeasurements of exposed foreign currency positions.

INCOME TAXES. For the three months ended September 30, 2011 and 2010, our tax benefit was $1.9 million and $4.8 million, respectively. For the three months ended September 30, 2011, our tax benefit consisted of approximately $2.6 million of U.S. tax benefit and $0.7 million of foreign tax expense. The tax benefit was due to a reduction in the estimated annual effective tax rate from 19.0% in the second quarter to 17.0% in the third quarter, as well as the release of unrecognized tax benefits from completed tax examinations and expiration of statutes of limitation. For the three months ended September 30, 2010, our tax benefit consisted of approximately $5.1 million of U.S. tax benefit and $0.3 million of foreign tax expense. For the three months ended September 30, 2011 and 2010, the tax rate was (53.9%) and (436.5%), respectively.

For the nine months ended September 30, 2011 and 2010, our tax benefit was $0.2 million and $4.5 million, respectively. For the nine months ended September 30, 2011, our tax benefit consisted of approximately $2.6 million of U.S tax benefit and $2.4 million of foreign tax expense. For the nine months ended September 30, 2010, our tax benefit consisted of approximately $5.3 million of U.S tax benefit and $0.8 million of foreign tax expense. For the nine months ended September 30, 2011 and 2010, the tax rate was (1.7%) and (75.9%), respectively.

Off Balance Sheet Arrangements

None.

Liquidity and Capital Resources

	Nine Months Ended September 30,
Cash Flows (in thousands)	2011	2010
Cash provided by (used in):
Operating activities	$5,055	$(27)
Investing activities	(63,246)	(56,097)
Financing activities	(53,122)	492
Effect of exchange rate changes on cash and cash equivalents	3,348	(7,558)

Net change in cash and cash equivalents	$(107,965)	$(63,190)

Operating Activities

As of September 30, 2011, we had $457.1 million of cash and cash equivalents, approximately 42% of which are held by our international subsidiaries. If funds held by our international subsidiaries were repatriated to the U.S. we would incur a U.S. tax liability that is not currently accrued in our financial statements. However, cash and cash equivalents held in the U.S. are sufficient to fund our current and anticipated domestic operations. As a result, we do not anticipate any local liquidity restrictions that would preclude us from funding our expansion or operating needs and do not foresee a need to repatriate any earnings.

As of September 30, 2011 and December 31, 2010, we had $664.2 million and $728.1 million in cash, cash equivalents and short-term investments, respectively. Excluding client payables and client receivables, we had $539.2 million and $578.1 million in net short liquidity as of the end of September 30, 2011 and December 31, 2010, respectively.

Our primary source of internal liquidity is our operating activities. Net cash provided by operations for the nine months ended September 30, 2011, of $5.1 million was primarily the result of net income adjusted for non-cash expenses offset by balance sheet changes such as a decrease in accounts payable, income tax payable and other accrued liabilities. Net cash used for operations for the nine months ended September 30, 2010, of $0.03 million was primarily the result of net income adjusted for non-cash expenses offset by balance sheet changes such as a decrease in accounts payable.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2011, was $63.2 million and was the result of net purchases of investments of $35.5 million, a purchase of a $10.0 million cost method investment and purchases of equipment and capitalized software of $17.7 million. Net cash used in investing activities for the nine months ended September 30, 2010, was $56.1 million and was the result of net purchases of investments of $25.7 million, net cash paid for acquisitions of $14.6 million, purchases of equipment and capitalized software of $13.7 million and an increase in restricted cash of $2.2 million.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2011, was $53.1 million. This was primarily driven by $50.0 million cash used to repurchase common stock, $5.9 million cash used in the repurchase of restricted stock to satisfy tax withholding obligations, proceeds of $1.3 million were provided by the sale of stock under the employee stock purchase plan and proceeds of $1.5 million were provided by the excess tax benefit from stock-based compensation. Net cash used for financing activities for the nine months ended September 30, 2010, was $0.5 million. Proceeds of $1.9 million were provided by the sale of stock through the exercise of stock options, proceeds of $1.1 million were provided by the sale of stock under the employee stock purchase plan, cash used in the repurchase of restricted stock to satisfy tax withholding obligation was $3.2 million and proceeds of $0.6 million were provided by the excess tax benefit from stock-based compensation.

Effect of Exchange Rate Changes

For the nine months ended September 30, 2011, changes in foreign currency rates resulted in a $3.3 million increase in our cash and cash equivalents. Exchange rate changes decreased our cash and cash equivalents by $7.6 million during the nine months ended September 30, 2010. The change is due to foreign currency volatility on our international entity balance sheet exposures, primarily the Euro.

Auction Rate Securities

As of September 30, 2011, we held $81.8 million of auction rate securities (ARS) at par value which we have recorded at $74.7 million fair value. As of December 31, 2010, we held $90.6 million of ARS at par value which was recorded at $83.7 million fair value. All of the ARS are AAA/Aaa rated and 105%-115% over collateralized by student loans guaranteed by the U.S. government with the exception of one security which is rated AAA/A3 and one security which is rated AAA/Aa1. Almost all of these securities continue to fail at auction due to continued illiquid market conditions.

Due to the illiquid market conditions, we recorded a temporary fair value reduction of our ARS in the amount of $7.1 million (8.7% of par value) in our balance sheet ended September 30, 2011, under “Accumulated other comprehensive income (loss)”, compared to a $6.9 million temporary fair value reduction in 2010 (7.6% of par value). The determination of fair value required management to make estimates and assumptions about the ARS. The discounted cash flow model we used to value these securities included the following assumptions:

•	determination of the penalty coupon rate and the frequency of the reset period associated with each ARS

•	an average redemption period of seven years

•	a contribution of the ARS paying its contractually stated interest rate

•	determination of the risk adjusted discount rate based on LIBOR rates for these maturities plus market information on student loan credit spreads

The aggregate ARS portfolio had an annualized yield of 1.3% as of September 30, 2011, compared to a yield of 1.7% as of December 31, 2010. We continue to receive 100% of the contractually required interest payments. The portfolio had a weighted average maturity of 28.2 years and 29.3 years as of September 30, 2011 and December 31, 2010, respectively. We continue to believe that we will be able to liquidate at par over time. We do not intend to sell the investments prior to recovery of their amortized cost basis nor do we believe it is more likely than not we may be required to sell the investments prior to recovery of their amortized cost basis. Accordingly, we treated the fair value decline as temporary. We anticipate we will have sufficient cash flow from operations to execute our business strategy and fund our operational needs. We believe that capital markets are also available if we need to finance other investing alternatives.

We classify our ARS as Level 3 long-term investments until we receive a call or partial call on the securities. Upon receipt of a call or partial call, we classify the securities subject to the call or partial call, as Level 1 short term investments. As of September 30, 2011 and December 31, 2010, our entire ARS portfolio was classified as Level 3 long-term investments. As of September 30, 2011, the difference between fair value and par value of the ARS was $7.1 million, or 1.0% of total assets measured at fair value or 0.6% of total assets reported in our financial statements. In the nine months ended September 30, 2011, we liquidated $8.8 million of ARS due to full or partial calls at par. During the fiscal year ended December 31, 2010, we liquidated $8.5 million of ARS due to full or partial calls at par.

Commitments and Guarantees

At certain times, we enter into contracts with counterparties that commit the company to future obligations. During the second quarter of 2011, we entered into a letter of credit agreement which allows our credit card processors to draw up to $3.0 million from an executor bank. Upon withdrawal, we are obligated to fund the executor bank on demand. We have not set aside specific funds to cover this potential obligation as we can generally recover these costs from our clients. If drawn upon, we expect to fund this commitment with cash and cash equivalents. The letter of credit is valid through the second quarter of 2012. As of September 30, 2011, we have not drawn on our letter of credit. No other letters of credit were outstanding as of September 30, 2011 and December 31, 2010.

Application of Critical Accounting Policies

Critical Accounting Estimates and Policies

A detailed description of our significant accounting policies can be found in our most recent Annual Report filed on Form 10-K for the fiscal year ended December 31, 2010. There were no material changes in significant accounting policies during the quarter ended September 30, 2011.

Recent Accounting Pronouncements

Information regarding recently issued accounting standards is included in Note 1 to the Consolidated Financial Statements.

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

At September 30, 2011, we had long-term debt of $353.8 million associated with our Senior Convertible Notes, which are fixed rate instruments. The market value of our long-term debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.

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

Transaction Exposure

The Company enters into short-term foreign currency forward contracts to offset the foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in current earnings in “Other income (expense), net”. Foreign currency transaction gains and losses were a loss of $1.1 million and $0.5 million in the three months ended September 30, 2011 and 2010, respectively. Foreign currency transaction gains and losses were a loss of $1.1 and a gain of $0.5 million in the nine months ended September 30, 2011 and 2010, respectively.

Translation Exposure

Foreign exchange rate fluctuations may adversely impact our consolidated financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our Consolidated Balance Sheets. These gains or losses are recognized as an adjustment to stockholders’ equity which is reflected in our Consolidated Balance Sheets under “Accumulated other comprehensive income (loss)”.

Other Market Risks

Investments in Auction Rate Securities

At September 30, 2011, we held approximately $81.8 million of ARS at par. In light of current conditions in the ARS market as described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in this Quarterly Report on Form 10-Q, we may incur temporary unrealized losses, or other-than-temporary realized losses, in the future if market conditions persist and we are unable to recover the investment principal in our ARS.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011. The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation of our disclosure controls and procedures as of September 30, 2011, our Chief Executive Officer and our Chief Financial Officer concluded that as of that date, our disclosure controls were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

We have been converting to a new enterprise resource planning (ERP) system. Implementation of the ERP system has occurred in phases. During the quarter ended September 30, 2011, no new phases of the new ERP system were implemented. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On September 7, 2011, the Board of Directors authorized a new share repurchase program of up to $100.0 million of our outstanding shares of common stock (2011 Repurchase Program). Under the 2011 Repurchase Program, the shares may be repurchased in the open market or in privately negotiated transactions. Repurchases are at our discretion based on ongoing assessments of the capital needs of the business, the market price of our common stock and general market conditions.

During the three months ended September 30, 2011, 2,334,042 shares were repurchased under the 2011 Repurchase Program. None of the repurchased shares have been retired.

Set forth below is information regarding the Company’s stock repurchases during the three months ended September 30, 2011.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan (in millions)
September 1, 2011—September 30, 2011	2,334,042	$21.43	2,334,042	$50.0

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Not applicable.

Item 5.	Other Information

We have changed the address of our principal executive offices to 10380 Bren Road West, Minnetonka, Minnesota 55343. Our telephone number is 952-253-1234.

Item 6.	Exhibits

(a)	Exhibits

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENTS

3.1 (1)	Amended and Restated Certificate of Incorporation, as amended, as currently in effect.

3.2 (2)	Amended and Restated Bylaws, as currently in effect.

4.1 (3)	Specimen of Common Stock Certificate.

4.2 (4)	Indenture dated as of June 1, 2004 between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the 2004 Note.

4.3 (5)	Indenture dated as of November 1, 2010, between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the 2010 Note.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Digital River, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.*

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on June 1, 2006, and incorporated herein by reference.
(2)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001, and incorporated herein by reference.
(3)	Filed as an exhibit to our Registration Statement on Form S-1, File No. 333-56787, declared effective on August 11, 1998, and incorporated herein by reference.
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 13, 2004.
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 1, 2010.
*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2011	DIGITAL RIVER, INC.

	By:	/s/ Stefan B. Schulz
Stefan B. Schulz
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENTS

3.1(1)	Amended and Restated Certificate of Incorporation, as amended, as currently in effect.

3.2(2)	Amended and Restated Bylaws, as currently in effect.

4.1(3)	Specimen of Common Stock Certificate.

4.2(4)	Indenture dated as of June 1, 2004 between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the 2004 Note.

4.3(5)	Indenture dated as of November 1, 2010, between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the 2010 Note.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Digital River, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.*

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on June 1, 2006, and incorporated herein by reference.
(2)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001, and incorporated herein by reference.
(3)	Filed as an exhibit to our Registration Statement on Form S-1, File No. 333-56787, declared effective on August 11, 1998, and incorporated herein by reference.
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 13, 2004.
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 1, 2010.
*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.