Form 10-K
period 2011-12-31
DIGITAL RIVER INC /DE
filed 2012-02-27
CIK 1062530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

As of June 30, 2011, there were 39,684,466 shares of Digital River, Inc. common stock, issued and outstanding. As of such date, based on the closing sales price as quoted by The Nasdaq Global Select Market, 38,303,212 shares of common stock, having an aggregate market value of approximately $1,231,831,000 were held by non-affiliates. For purposes of the above statement only, all directors and executive officers of the registrant are assumed to be affiliates.

The number of shares of common stock outstanding at February 1, 2012 was 35,576,900 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

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

Overview

We provide end-to-end global cloud-commerce and marketing solutions to a wide variety of companies in software, consumer electronics, computer games, video games and other markets. We offer our clients a broad range of services that enable them to quickly and cost effectively establish an online sales channel capability and to subsequently manage and grow online sales on a global basis while mitigating risks. Our services include design, development and hosting of online stores and shopping carts, store merchandising and optimization, order management, denied parties screening, export controls and management, tax compliance and management, fraud management, digital product delivery via download, physical product fulfillment, subscription management, online marketing including e-mail marketing, management of affiliate programs, paid search programs, payment processing services, website optimization, web analytics and reporting, and CD production and delivery.

Our products and services allow our clients to focus on promoting and marketing their products and brands while leveraging our investments in technology and infrastructure to facilitate the purchase of products through their online websites. When shoppers visit one of our clients’ branded websites they are transferred to an online commerce store and/or shopping cart operated by us on our commerce platforms. Once on our system, shoppers can browse for products and make purchases online. We typically are the seller of record for transactions through our client branded stores. After a purchase is made, we either deliver the product digitally via download over the Internet or transmit instructions to a third party for physical fulfillment of the order. We also typically process the buyer’s payment as the merchant of record, including collection and remittance of applicable taxes and compliance with various regulatory matters. We have invested substantial resources to develop our cloud-commerce and marketing platforms, including business-to-business software, and we provide access and use of our platforms to our clients as a service as opposed to selling the software to be operated on their own in-house computer hardware. Our cloud-commerce store solutions range from simple remote control models to more comprehensive online store models.

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

Additionally, through our Digital River World Payments subsidiary, we offer a full range of payment processing services to clients. These services include multiple payment methods, fraud management, tax management, cloud-based billing and other payment optimization services.

On September 1, 2010, we announced an amendment of our agreement with Microsoft Corporation (“Microsoft”) to extend the term of the Microsoft Operations Digital Distribution Agreement through October 31, 2013. On August 30, 2010, we entered into the Microsoft Store USA statement of work with Microsoft whereby we will build, host and manage Microsoft® Store, an e-commerce store that supports the sale and fulfillment of Microsoft and third party software as well as consumer electronics products to customers in the United States. On March 2, 2011, Digital River began providing e-commerce hosting and payment processing services in connection with Microsoft Store. In addition to Microsoft Store, Digital River maintains its role as a reseller of Microsoft products via Digital River’s existing online stores. Currently, we are providing commerce services, ranging from transaction and payment processing, to e-marketing, digital downloads and fraud prevention in support of some of the popular Microsoft software titles, including Microsoft© Office. The global arrangement incorporates digital fulfillment across multiple geographies, including North America, Asia, Europe, Latin America and Australia.

As announced on October 12, 2009, Symantec Corporation informed us that it elected not to renew its commerce agreement with us. As a consequence, their e-commerce agreement terminated on June 30, 2010. We recorded $25.2 million in overall revenues from the Symantec contract in 2010.

We view our operations and manage our business as one reportable segment, providing outsourced commerce solutions globally to a variety of companies, primarily in the software and consumer electronics product markets.

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

Industry Background

Growth of the Internet and E-Commerce.    E-Commerce sales continue to grow. The U.S. Commerce Department reported that e-commerce sales in 2011 rose 16.1% compared to 2010. We believe there are a number of factors that are contributing to the continued growth of e-commerce: (i) adoption of the Internet continues to increase globally; (ii) broadband technology is increasingly being used to deliver Internet service enabling the delivery of richer content as well as larger files to consumers; (iii) Internet users are becoming increasingly comfortable with the process of buying products online; (iv) the functionality of online stores continues to improve, offering a broader assortment of payment options with more promotion alternatives; (v) businesses are placing more emphasis on their online channel, reaching a larger audience at comparatively lower costs than other methods; and (vi) concerns about conflicts between online and traditional sales channels continue to subside. Additionally, we believe that current economic conditions have led to increased retail store closings which should drive more shoppers online as they shift to other channels, filling the void created by retail downsizings and bankruptcies.

Growing Interest in Direct Sales of Products to Consumers.    Increasingly, companies are selling their products directly to buyers via online sales channels. This is due to increased competition for shelf space in the traditional retail channels as well as recognition that direct sales channels can co-exist with traditional sales channels. There is also a growing recognition of the value inherent in developing behavioral or personalized marketing campaigns relevant to a consumer’s interests.

Opportunities for Outsourced Cloud-Commerce Services.    We believe the market for outsourced commerce will continue to grow as there are advantages to outsourced commerce that will continue to make it an attractive alternative to building and maintaining this capability in-house. These advantages include: (i) eliminating the substantial up-front and ongoing costs of computer hardware, network infrastructure, specialized application software and training and support costs; (ii) reducing the time it takes to get online stores live and productive; (iii) shifting the ongoing technology, financial, personal information security protections, regulatory and compliance risks to a proven service provider; (iv) leveraging the direct marketing expertise of an e-commerce service provider to accelerate growth of an online business; and (v) allowing businesses to focus on their specific core competencies.

Once an online store is established, it is immediately accessible to Internet users around the world. Web pages must be presented and customer service inquiries handled in multiple languages, and a variety of currencies and payment options must be accepted. The appropriate taxes must be collected and paid, payment fraud risk mitigated, fulfillment provided, and assurances made that products are not shipped to banned locations. These and other requirements of a global cloud commerce system make it an expensive and potentially risky undertaking for any business. These factors also make a comprehensive outsourced offering, such as that provided by Digital River, an attractive alternative.

Shift from Physical to Electronic Delivery of Digital Products.    Consumers have grown increasingly comfortable with the electronic delivery of digital products, such as software, e-books, computer games, video games, music and video. This shift from physical to electronic delivery is being driven by benefits to both buyers and sellers of these products. For buyers, downloaded products are immediately available for use and a wider variety of products are available than can be found in most retail stores. For sellers, electronic delivery eliminates inventory-stocking requirements, shipping, handling, storage and inventory-carrying costs as well as the risk of product obsolescence.

The Digital River Solution

Our solution combines a robust cloud-commerce technology platform and a suite of services to help businesses worldwide grow their online revenues and avoid the costs and risks of running an integrated global commerce operation in-house. We offer a comprehensive e-commerce solution that operates seamlessly as part of a client’s website. We provide services that facilitate commerce transactions and drive traffic to our clients’ online stores. Our services include design, development and hosting of online stores, merchandising, order management, fraud prevention screening, popular online payment methods, export controls and management, denied parties screening, tax compliance and management, digital product delivery via download, physical product fulfillment, CD production, multi-lingual customer service, subscription management, online marketing services including email marketing, paid search program management, website optimization, web analytics and reporting. We also provide our clients with increased product visibility and sales opportunities through our large network of online channel partners, including retailers and affiliates. We generate a significant proportion of our revenue on a revenue-share basis, meaning that we are paid a percentage of the selling price of each product sold at a clients’ online store that is being managed by Digital River. We believe this revenue share model aligns our interests with those of our clients.

Benefits to Clients

Reduced Total Cost of Ownership and Risk

Utilizing the Digital River solution, businesses can dramatically reduce or eliminate upfront and ongoing hardware, software, maintenance and support costs associated with developing, customizing, deploying, maintaining and upgrading an in-house global cloud-commerce solution. They can have a global e-commerce presence without assuming the costs and risks of internal development and leverage the investments we make in our cloud-commerce platform. In addition, we help mitigate the risks of global e-commerce, including risks associated with payment fraud, data security, tax compliance, and regulatory compliance. Our ongoing investments in the latest technologies and e-commerce functionality help ensure our clients maintain pace with industry advances.

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

Through our large online affiliate network marketplace, which we call oneNetworkDirect™, we provide our clients access to a new sales channel which can help grow their online businesses. Clients can offer any part of their product catalogs to our network of online channel partners, including online retailers and affiliates. This increases the exposure these products receive and can result in higher sales volumes. Our channel partners benefit because we eliminate the need for each of them to manage hundreds of relationships with product developers, while increasing the depth and breadth of products they can sell, all without requiring the management of physical product inventory.

Deployment Speed

Businesses can reduce the time required to develop a global-commerce presence by utilizing our outsourced business model. Typically, a new client can have an online store live in a matter of weeks compared with months or longer if they decide to build, test deploy and integrate the commerce capability in-house. Once they are operational on our platform, most clients can utilize our remote control toolset to make real-time changes to their online store, allowing them to take advantage of opportunities without technical assistance from Digital River.

Focus on Core Competency

By utilizing our outsourced cloud-commerce platform, clients can focus on developing, marketing and selling their products rather than devoting time and resources to building and maintaining a cloud-commerce infrastructure. This allows client management time to focus on what they know best while ensuring they have access to the latest technologies, tools and expertise for running a successful global-commerce operation.

Benefits to Buyers

Our solution emphasizes convenience as it enables products to be purchased online at anytime from anywhere in the world via a connection to the Internet. In the case of software, video games and other digital products, buyers can immediately download their purchase and, depending on file size, begin using it in a matter of minutes. Search technology allows shoppers to browse our entire catalog to find the products they are looking for quickly and easily. Our extended download service, which guarantees replacement of products accidentally destroyed through computer error or malfunction, and our 24/7 customer service provided on behalf of our clients, offer shoppers additional assurance that their buying experience will be a positive one. Our CD2Go service gives buyers the ability to obtain, for a fee, a copy of the product they have purchased and downloaded on a CD.

Strategy

Our objective is to be the cloud-commerce expert that drives client revenue for software and digital products developers, high-tech product and computer manufacturers, and video game publishers. Our strategy for achieving this objective includes the following key components:

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

We believe we can attract new clients and gain additional business with existing clients by expanding the range of services we offer. This includes services to enhance the commerce transaction as well as additional online marketing and payment services. We believe that by expanding the size and breadth of the catalog of products we offer, we will attract additional online retailers and affiliates seeking to offer their customers a wide range of quality products. We currently provide e-commerce services for thousands of software and digital products publishers, consumer electronic product manufacturers, game publishers and affiliates.

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

Maintain Technology Leadership.    We believe our technology platform and infrastructure afford us a competitive advantage in the market for outsourced commerce solutions. We intend to continue to invest in and enhance our platform to improve scalability, efficiency, reliability, security and performance. By leveraging our infrastructure, we can improve our ability to provide low-cost, high-value services while continuing to deploy the latest technologies. Additionally, we plan to continue investing in our infrastructure to enable our clients to further penetrate international markets, enhance their relationships with their customers, better manage the return-on-investment across all their online marketing activities, successfully adopt new selling models such as subscriptions, Software as a Service (SaaS), trial programs and volume licensing programs.

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

Store Design, Development and Hosting.    We offer our clients website design services utilizing our experience and expertise to create efficient and effective online stores. Our global-commerce solutions can be deployed quickly and implemented in a variety of ways from fully-functioning shopping carts through completely merchandised online stores. The online stores we operate for our clients often match their branding and website design to provide a seamless experience for shoppers. When a shopper navigates from a client’s website (operated by them) to their store (operated by us), the transition is seamless and the customer is unaware they are then being served by our technology platform. We manage the order process through payment processing, fraud screening and fulfillment (either digital or physical) and notify the buyer via e-mail once the transaction is completed. Transaction information is captured and stored in our database systems, an increasingly valuable source of information used to create highly targeted merchandising programs, e-mail marketing campaigns, product offers and test marketing programs.

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

Order Management and Fraud Screening.    We manage all phases of a shopper’s order on our clients’ online stores. We process payment transactions for orders placed through our technology platform and support a wide variety of payment types, including credit cards, wire transfers, purchase orders, money orders, direct debit cards and many other payment methods popular both in the United States and around the world. As part of the payment process, we ensure that the correct taxes are displayed, collected, remitted and reported.

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

We market our products and services directly to clients and prospective clients. We focus our efforts on generating awareness of our brand and capabilities, establishing our position as a global leader in global cloud-commerce outsourcing, generating leads in our target markets, and providing sales tools for our direct sales force. We conduct a variety of highly integrated marketing programs to achieve these objectives in an efficient and effective manner. We currently market our products and services to clients and prospects via direct marketing, print and electronic advertising, trade shows and events, public relations, media events and speaking engagements.

Technology

We deliver our global cloud-commerce solutions on several platforms, each of which has been architected to solve our clients multi-faceted commerce needs. The following is a brief description of the technology standards utilized by the family of Digital River cloud-commerce platforms:

Architecture.    Our platforms are highly scalable and designed to handle tens of thousands of individual online stores and millions of products available for sale within those stores. These platforms consist of Digital River developed proprietary software applications running on multiple pods of Sun Microsystems and Dell servers, HP servers, and IBM servers that serve dynamic web pages using Oracle Enterprise, Microsoft Structured Query Language (SQL) server, .net Microsoft Internet Information Server (IIS), Apache web servers, Oracle application servers and Apache Tomcat application servers. Our platforms are designed to support growth by adding servers, CPUs, memory and bandwidth without substantial changes to the software applications. We believe this level of scalability is a competitive advantage. The application software is written in modular layers, enabling us to quickly respond to industry changes, payment processing changes, changes to international requirements for taxes and export screening, banking procedures, encryption technologies, and new and emerging web technologies.

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

Commerce System Maintenance.    Our platforms have a centralized maintenance management system that we use to build and manage our clients’ e-commerce systems. Changes that affect all of our clients’ online stores or groups of stores can be made centrally, dramatically reducing maintenance time and complexity. Most of our clients’ sites include a central store and many have additional web pages where highly targeted traffic is routed. Clients also may choose to link specific locations on their commerce stores to detailed product or category information within their stores to more effectively address a shopper’s specific areas of interest.

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

Data Center Operations.    Continuous data center operations are crucial to our success. We currently maintain major data center operations in the following locations: California and Minnesota, USA; and Germany, Ireland and Sweden. All major data center locations are currently processing transactions and serving downloads.

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

Our network software constantly monitors our clients’ e-commerce sites and internal system functions, and notifies systems engineers if any unexpected conditions arise. We lease multiple lines from diverse Internet service providers and maintain a policy of adding additional capacity. Digital River continually monitors and measures the systems on which its offered services are deployed to validate that the load on these systems is consistent with other indicators of usage. In general, there are few deviations from the forecasted usage levels. Digital River targets at least 50% reserve capacity for all major components and subsystems, and if the 50% threshold is consistently exceeded over a specific time frame, additional capacity is added to the affected component or subsystem. We also utilize content distribution networks operated by our vendors to serve appropriate types of traffic; currently, the majority of our image traffic and a substantial portion of our download traffic is served via the Akamai networks.

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

We believe that the functionality and capabilities of our commerce platforms are a competitive advantage and that we must continue to invest in them to maintain our competitive position. The Internet and global-commerce, in particular, are subject to rapid technological change, changes in user and client requirements and expectations, new technologies and evolving industry standards. To remain successful, we must continually adapt to these and other changes. We rely on internally developed, acquired and licensed technologies to maintain the technological sufficiency of our e-commerce platforms.

Competition

The market for online commerce solutions is highly competitive. We compete with solutions that our customers develop internally or contract with third parties to develop on their behalf. We also compete with other outsourced commerce providers. The competition we encounter includes:

•	In-house development of commerce capabilities using tools or applications from companies, such as Art Technology Group, Inc. (a subsidiary of Oracle Corporation) and IBM Corporation;

•	Commerce capabilities custom-developed by companies, such as IBM Global Services and Accenture, Inc.;

•	Other providers of outsourced commerce solutions, such as GSI Commerce, Inc. (a subsidiary of eBay, Inc.), asknet, Inc. and Arvato (a subsidiary of Bertelsmann AG);

•

Companies that provide technologies, services or products that support a portion of the commerce process, such as payment processing, including CyberSource Corporation (a subsidiary of Visa, Inc.) and PayPal Corp. (a subsidiary of eBay, Inc.);

•	Companies that offer various online marketing services, technologies and products, including ValueClick, Inc. and aQuantive, Inc. (a subsidiary of Microsoft, Inc.);

•

High-traffic, branded websites that generate a substantial portion of their revenue from online commerce and may offer or provide to others the means to offer their products for sale, such as Amazon.com, Inc. and Buy.com, Inc.; and

•

Web hosting, web services and infrastructure companies that offer portions of our solution and are seeking to expand the range of their offering, such as Network Solutions, LLC, Akamai Technologies, Inc., Yahoo!, Inc., eBay, Inc. and Hostopia.com, Inc.

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

Intellectual Property

We believe the protection of our trademarks, copyrights, trade secrets and other intellectual property is critical to our success. We rely on patent, copyright and trademark enforcement, contractual restrictions, service mark and trade secret laws to protect our proprietary rights. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with certain parties with whom we conduct business in order to limit access to and disclosure of our proprietary information. We also seek to protect our proprietary position by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to our business. We currently have twenty-seven U.S patents issued with three to sixteen years remaining prior to expiration. We also have over fifty-seven U.S. and foreign patent applications pending. We pursue the registration of our trademarks and service marks in the U.S. and internationally. We have a number of registered trademarks in the U.S., European Union and other countries.

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

Employees

As of February 1, 2012, we employed 1,419 associates. We also employ independent contractors and other temporary employees. None of our employees are represented by a labor union, and we consider our employee relations to be good. Competition for qualified personnel in our industry is intense. We believe that our future success will continue to depend, in part, on our continued ability to attract, hire and retain qualified personnel.

Executive Officers

The following table sets forth information regarding our executive officers at February 1, 2012:

Name	Age	Position
Joel A. Ronning	55	Chief Executive Officer
Thomas M. Donnelly	47	President
Stefan B. Schulz	45	Chief Financial Officer
Kevin L. Crudden	56	VP/General Counsel

Mr. Ronning founded Digital River in February 1994 and has been our Chief Executive Officer and a director since that time. From February 1994 to July 1998, Mr. Ronning served as President of Digital River.

Mr. Donnelly joined Digital River in February 2005 as Vice President of Finance and Treasurer, was named Chief Financial Officer and Secretary in July 2005. In March 2011, Mr. Donnelly was appointed to the position of President of Digital River and continued as the company’s Chief Financial Officer until August 2011. From March 1997 to May 2004, he held various positions, including President, Chief Operating Officer and Chief Financial Officer with Net Perceptions, Inc., a developer of software systems used to improve the effectiveness of various customer interaction systems.

Mr. Schulz joined Digital River in August 2011 as Chief Financial Officer. From October 2005 to July 2011, he held various positions, including Chief Financial Officer and Principal Financial Officer, Senior Vice President of Finance and Principal Accounting Officer, and Senior Vice President and Global Controller with Lawson Software, Inc. Mr. Schulz previously worked for BMC Software from 1993 until joining Lawson Software in 2005, serving as Vice President of Global Revenue Operations from May 2004 until October 2005 and Corporate Controller from 2001 until 2004.

Mr. Crudden joined Digital River in January 2006 as Vice President, General Counsel and Corporate Secretary. From 1987 until joining Digital River, Mr. Crudden was with the law firm of Robins, Kaplan, Miller & Ciresi L.L.P., Minneapolis, Minnesota, and served as a partner practicing in the areas of corporate finance, mergers and acquisitions, and corporate governance.

ITEM 1A.	RISK FACTORS

The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we currently deem immaterial also may impair our business operations. Our business, financial condition or results of operations could be materially adversely affected by any of these risks and the value of our common stock could decline due to any of these risks, and you could lose all or part of the money you paid to buy our common stock. The following discussion of our risk factors should be read in conjunction with the consolidated financial statements and related notes thereto, and management’s discussion and analysis, contained in this report. These risks are current as of the date of this Form 10-K, and will be updated in subsequent Form 10-Qs to the extent required by law. Our business is also subject to general risks and uncertainties that affect many other companies. In addition, the current global economic climate amplifies many of these risks.

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

•

Changes in the E-commerce Industry.    The nature of our business and the e-commerce industry in which we operate has undergone, and continues to undergo, rapid development and change. For example, new protocols or technologies and new rules and regulations applicable to our business and the e-commerce industry can be introduced which could affect the ways in which e-commerce operates and products are sold online. It may be difficult for us to predict or adjust our business in light of such developments. Thus, our chances of financial and operational success should be evaluated in light of the risks, uncertainties, expenses, delays and difficulties associated with operating a business in a relatively rapidly changing industry and environment. If we are unable to address these issues, we may not be financially or operationally successful.

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

The market price for our common stock has varied between a high of $39.85 and a low of $13.53 in the year ended December 31, 2011. This volatility may affect the price at which you could sell your common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors; variations in our quarterly operating results from our expectations or those of securities analysts or investors; downward revisions in securities analysts’ estimates; and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.

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

Sales of products for one client, Microsoft, accounted for approximately 27.7% of our revenue in 2011. In addition, a limited number of other software and physical goods clients contribute a large portion of our annual revenue. If any one of these key contracts is not renewed or otherwise terminates, or if revenues from these clients decline for any other reason (such as competitive developments), our revenue would decline and our ability to sustain profitability would be impaired. If our contract with Microsoft is not renewed, renegotiated or otherwise terminated, or if revenues from Microsoft decline for any other reason, our revenue and our ability to sustain profitability could be materially adversely impaired.

Loss of our credit card acceptance privileges, or changes to payment networks, fees, rules or practices, would seriously hamper our ability to process the sale of merchandise and materially adversely affect our business.

The payment by consumers for the purchase of goods and services through our e-commerce systems is typically made by credit card or similar payment method. As a result, we must rely on banks and payment processors to process transactions, and must pay a fee for this service. From time to time, credit card associations may increase the per-transaction fees that they charge. In addition, reductions in the volume of transactions processed by us may result in increased per-transaction processing fees. Any such increased fees will increase our operating costs and reduce our profit margins. We also are required by our processors to comply with credit card association operating rules, and we have agreed to reimburse our processors for any fines they are assessed by credit card associations as a result of processing payments for us. The credit card associations and their member banks set and interpret the credit card rules. Visa, MasterCard, American Express, Discover and other card associations whose cards we accept could adopt new operating rules or re-interpret existing rules that we, or our processors, might find difficult to follow. Although we have been able to successfully switch to new payment processors in the past, such migrations require significant attention from our personnel, and may not achieve the anticipated cost savings or other desired results. Any disputes or problems associated with our payment processors could impair our ability to give customers the option of using credit or debit cards to fund their payments. If we were unable to accept credit or debit cards or other widely accepted forms of payment, our business would be seriously damaged. We also could be subject to fines or increased fees from Visa and MasterCard if we fail to detect that our clients are engaging in activities that are illegal or activities that are considered “high risk,” primarily the sale of certain types of digital content, or if the percentage of our sales transactions subject to chargeback increases as an absolute percentage of our overall transaction volume. We may be required to expend significant capital and other resources to monitor these activities.

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

Sales outside the United States accounted for approximately 46.2% of our total sales in 2011. A significant portion of our cash and marketable securities are held in non-U.S domiciled countries, primarily Ireland and Germany. The results of operations of, and certain of our intercompany balances associated with, our internationally focused websites are exposed to foreign exchange rate fluctuations. Upon translation, net sales and other operating results from our international operations may differ materially from expectations, and we may record significant gains or losses on the re-measurement of intercompany balances. If the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions will result in increased net revenues and operating expenses. Similarly, our net revenues and operating expenses will decrease if the U.S. dollar strengthens against foreign currencies. As we have expanded our international operations, our exposure to exchange rate fluctuations has become more pronounced. We may enter into short-term currency forward contracts to offset the foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. The use of such hedging activities may not offset more than a portion of the adverse financial impact resulting from unfavorable movements in foreign exchange rates. See Item 7A of Part II, for information demonstrating the effect on our consolidated statements of operations from changes in exchange rates versus the U.S. dollar.

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

We sell products and services to consumers outside the United States and we intend to continue expanding our international presence. In 2011, our sales to international consumers represented approximately 46.2% of our total sales. Continued expansion into international markets, particularly the European and Asia-Pacific regions, requires significant resources that we may fail to recover through generating additional revenue. Conducting business internationally is subject to risks that may have a material adverse effect on our ability to increase or maintain foreign sales, including:

•	Changes in regulatory requirements and tariffs;

•	Difficulties in staffing and managing foreign subsidiary operations, and the increased costs of international operations;

•	Uncertainty of application of, and the burden and cost of complying with, local, commercial, tax, privacy and other laws and regulations;

•	Reduced protection of intellectual property rights;

•	Difficulties in physical distribution and logistics for international sales;

•	Higher incidences of credit card fraud and difficulties in accounts receivable collection;

•	Difficulties in transferring funds from certain countries;

•	Difficulties in enforcing contracts against international clients, especially in emerging markets;

•	Lower rates of Internet usage in certain countries, especially in emerging markets;

•	Different employer/employee relationships, the existence of workers’ councils, and the possibility of unionization of our workforce outside the United States, particularly in Europe;

•	Political, social and economic instability and constraints on international trade; and

•	Import and export license requirements and restrictions of the United States and every other country in which we operate.

We may be unable to successfully and cost-effectively market, sell and distribute our services in foreign markets. Doing so may be more difficult or take longer than anticipated especially due to international challenges, such as language barriers, currency exchange issues and the fact that the Internet infrastructure in some foreign countries may be less advanced than the U.S. Internet infrastructure. As international e-commerce grows, our competition will continue to intensify. If we are unable to successfully expand our international operations, or manage this expansion, our operating results and financial condition could be harmed.

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

We market our services directly to software publishers, online retailers, consumer electronics companies and other prospective customers. These relationships are typically complex and take time to finalize. Due to operating procedures in many organizations, a significant amount of time may pass between selection of our products and services by key decision-makers, the signing of a contract, and the launch of a revenue-generating commerce store. The period between the initial client sales call and the signing of a contract with significant sales potential is difficult to predict and typically ranges from six to twelve months, and completion of the implementation process typically ranges from one to four months. If at the end of a sales effort a prospective client does not purchase our products or services, we may have incurred substantial expenses and expended management time that cannot be recovered and that will not generate corresponding revenue. As a result, our cash flow and our ability to fund expenditures incurred during the sales cycle and implementation process may be impaired. We can incur substantial front-end costs to launch client sites and it may require a substantial time before those costs are recouped by us, if at all.

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

We are subject to the same international, federal, state and local laws as other companies conducting business over the Internet. Because our services are accessible worldwide, and we facilitate sales of products to customers worldwide, international jurisdictions may claim that we are required to comply with their laws, rules and regulations. Laws regulating Internet companies outside of the United States may be less favorable than those in the United States, giving greater rights to consumers, content owners and users. Compliance with international, federal, state and local laws may be costly or may require us to change our business practices or restrict our service offerings relative to those provided in the United States. As our services are available over the Internet in multiple states and foreign countries, these jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each state or foreign country. Failure to qualify as a foreign corporation in a required jurisdiction could subject us to taxes and penalties and could result in our inability to enforce contracts in these jurisdictions. Laws, rules and regulations applicable to our business include areas such as:

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

From time to time we are notified of potential patent disputes, and expect that we will increasingly be subject to the assertion of patent infringement claims against us and/or our customers as our services expand in scope and complexity. We have been, and from time-to-time may be, named as a defendant in lawsuits claiming that we have, in some way, violated the intellectual property rights of others. For example, we are currently a party to patent litigation in the United States District Court for the Eastern District of Texas brought against us and various other defendants by DDR Holdings, LLC, seeking injunctive and monetary relief. More information on the DDR Holdings litigation and other pending intellectual property claims against us can be found in the Legal Proceedings section of this Form 10-K.

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

The European Union has adopted a privacy directive that regulates the collection and use of information that identifies an individual person, and in January 2012 released proposed revisions to its privacy framework. These regulations may inhibit or prohibit the collection and sharing of personal information in ways that could harm our clients or us. Failure to comply with member state implementations of these directives may result in fines, private lawsuits and enforcement actions. These enforcement actions can include interruption or shutdown of operations relating to the collection and sharing of information pertaining to citizens of the European Union. Other countries including the United States have introduced or may seek to expand their existing data privacy laws, rules and regulations, which could require us to expend significant resources to implement procedures and processes to ensure our compliance.

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

In January 2002, we adopted new Financial Accounting Standards Board (FASB) guidance that establishes that goodwill and intangible assets with indefinite lives are not amortized, but are to be tested on an annual basis (or more frequently if there are indications that an impairment may be necessary) for impairment and, if impaired, are recorded as an impairment charge in income from operations. As of December 31, 2011, we had goodwill with an indefinite life of $281.9 million from our acquisitions. If our goodwill is determined for any reason to be impaired, the subsequent accounting of the impaired portion as an expense would lower our earnings and jeopardize our ability to demonstrate sustained profitability. In January 2008, we adopted new FASB guidance that requires the reporting of assets at fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of assets can shift significantly and can cause a permanent or temporary impairment.

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

•	E-Commerce capabilities custom-developed by companies, such as IBM Global Services and Accenture, Inc.;

•	New e-commerce models through which consumers can purchase software products for their computers and computing devices, such as app stores;

•	Other providers of outsourced e-commerce solutions, such as GSI Commerce, Inc., asknet Inc. and Arvato, a division of Bertelsmann AG;

•	Companies that provide technologies, services or products that support a portion of the e-commerce process, such as payment processing, including CyberSource Corporation and PayPal Corp.;

•	Companies that offer various online marketing services, technologies and products, including ValueClick, Inc. and aQuantive, Inc.;

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

The U.S. and other global economies continue to experience slow recovery from the recent recession that affected the economy as a whole, resulting in continued issues with the pace of economic growth, loss of consumer confidence and uncertainty about economic stability, and increased unemployment. U.S. and foreign credit and financial markets continue to experience instability, resulting in increased volatility in the stock market and reduced availability of credit. Our revenue and growth is dependent on the continued growth in demand for our clients’ products and the continued growth of Internet commerce, and depends significantly on geopolitical economic and business conditions. The continuing effects of this recession and the instability in the credit and financial markets may continue to negatively impact our business and our clients, demand for our clients products, and consumer spending, such as causing delays in new product introductions, changes in client’s outsourcing behavior, increasing our difficulty in collecting client receivables, and increasing the risk of client bankruptcies and/or interruption or cessation of business, which may have a negative impact on our business, operating results and financial condition. Continuing geopolitical instability in certain countries and regions may affect consumer spending behavior in those countries and regions. Instability in the credit and equity markets increases the risk that the actual amounts realized in the future on our financial instruments and investments may significantly differ from the fair values currently assigned to them. If macroeconomic and market conditions affecting us or our clients remain uncertain, weaken further, or otherwise fail to improve, they may have a material adverse effect on our business, operating results, financial condition and stock price.

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

As of December 31, 2011, we held $71.5 million of auction rate securities (ARS) at par value which we have recorded at $65.3 million fair value. The ARS are student loans over-collateralized and guaranteed by the U.S. government and most are AAA/Aaa rated. Almost all of these securities continue to fail at auction due to continued illiquid market conditions.

Due to the illiquid market conditions, we have recorded a temporary fair value reduction of our ARS in the amount of $6.2 million (8.6% of par value) in our balance sheets ended December 31, 2011, under “Accumulated other comprehensive income (loss)”.

The investment principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, or final payments come due according to the contractual maturities of the debt issues. If none of these events occur or if the credit markets deteriorate, we may in the future be required to take a larger fair value discount and may be required to take a permanent impairment resulting in a reduction of earnings and liquidity. We intend to hold our auction rate securities until we can recover the full principal amount and have the ability to do so based on our other sources of liquidity. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table summarizes the various facilities that we lease for our business operations:

Description of Use	Primary Locations	Square Footage(1)	Lease Expirations
Corporate Office Facilities	Minnesota	143,723	2021
Other U.S. Office Facilities	California, Illinois, Nebraska, North Dakota,	101,948	From 2012 to 2016
	Oregon, Pennsylvania, Texas, Utah, Washington
Non-U.S. Office Facilities	Austria, Brazil, China, Germany, Ireland,	80,458	From 2012 to 2024
	Japan, Korea, Luxembourg, Sweden, Taiwan, United Kingdom
Off Site U.S. Data Centers	California, Minnesota	35,299	From 2012 to 2013
Off Site non U.S. Data Centers	Germany, Ireland, Sweden	1,250	2012

(1)	Includes sub-leased space.

ITEM 3.	LEGAL PROCEEDINGS

We have provided information about legal proceedings in which we are involved in Item 8, Part II, Note 8 to the Consolidated Financial Statements.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

2011	High	Low
First Quarter	$39.85	$29.77
Second Quarter	$38.83	$29.59
Third Quarter	$34.16	$17.56
Fourth Quarter	$23.06	$13.53
2010
First Quarter	$31.84	$23.59
Second Quarter	$32.36	$23.79
Third Quarter	$34.31	$23.22
Fourth Quarter	$39.10	$33.50

Holders

As of February 1, 2012, there were approximately 281 holders of record of our common stock. On February 1, 2012, the last sale price reported on The Nasdaq Global Select Market for our common stock was 16.37.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We intend to retain any future earnings to support operations and to finance the growth and development of our business and do not anticipate paying cash dividends for the foreseeable future.

Issuer Purchases of Equity Securities

Set forth below is information regarding the Company’s stock repurchases during the three months ended December 31, 2011.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan (in millions)
October 1, 2011 — October 31, 2011	0	$0	0	$50.0
November 1, 2011 — November 30, 2011	586,321	$17.06	586,321	$40.0
December 1, 2011 — December 31, 2011	1,344,805	$14.69	1,344,805	$20.2

Total	1,931,126		1,931,126

Securities Authorized for Issuance under Equity Compensation Plans

The information required in the table of Securities Authorized for Issuance under Equity Compensation Plans will be incorporated by reference to our Proxy Statement in connection with our 2012 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

Securities Performance Measurement Comparison1

The SEC requires a comparison on an indexed basis of cumulative total stockholder return for the Company, a relevant broad equity market index and a published industry line-of-business index. The following graph shows a total stockholder return of an investment of $100 in cash on December 31, 2006 for (i) the Company’s Common Stock; (ii) the CRSP Total Return Index for the Nasdaq Stock Market (U.S. companies) (the “Nasdaq Composite Index”); and (iii) the RDG Technology Composite Index. The RDG Technology Composite Index is composed of approximately 500 technology companies in the semiconductor, electronics, medical and related technology industries. Historic stock price performance is not necessarily indicative of future stock price performance. All values assume reinvestment of the full amount of all dividends.

This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 6.	SELECTED FINANCIAL DATA

The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Item 8 of Part II, “Financial Statements and Supplementary Data” of this Form 10-K to fully understand factors that may affect the comparability of the information presented below.

The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in previously-filed reports should no longer be relied upon.

	December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Balance Sheet Data:
Current Assets	$829,604	$820,040	$483,389	$603,686	$774,814
Current Liabilities	312,143	280,176	267,113	443,662	245,102
Working capital	517,461	539,864	216,276	160,024	529,712
Total assets	1,310,776	1,333,767	985,642	1,070,252	1,127,744
Long-term obligations	366,361	369,843	24,310	24,517	206,362
Total stockholders’ equity	$632,272	$683,748	$694,219	$602,073	$676,280

	Year Ended December 31,
	2011	2010	2009	2008	2007
		(in thousands, except per share data)
Statement of Operations Data:
Revenue	$398,140	$363,226	$403,766	$394,226	$349,275
Costs and expenses (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	15,491	17,789	17,625	16,417	10,243
Network and infrastructure	49,433	46,909	45,996	41,040	32,309
Sales and marketing	162,564	150,041	157,475	150,118	134,401
Product research and development	66,862	60,844	54,463	51,184	39,179
General and administrative	43,093	43,392	37,707	39,525	38,937
Depreciation and amortization	22,207	23,413	19,438	15,980	12,706
Amortization of acquisition-related intangibles	18,040	7,845	7,561	8,391	7,586

Total costs and expenses	377,690	350,233	340,265	322,655	275,361

Income (loss) from operations	20,450	12,993	63,501	71,571	73,914

Interest income	6,100	3,035	3,210	18,019	32,167
Interest expense	(9,018)	(1,688)	(5,339)	(2,528)	(2,439)
Other income (expense), net	(1,921)	(1,067)	424	(791)	(567)

Income (loss) before income taxes	15,611	13,273	61,796	86,271	103,075
Income tax expense (benefit)	(1,556)	(2,462)	12,025	22,676	32,261

Net income (loss)	$17,167	$15,735	$49,771	$63,595	$70,814

Net income (loss) per share — basic	$0.47	$0.42	$1.35	$1.72	$1.75

Net income (loss) per share — diluted	$0.46	$0.41	$1.32	$1.55	$1.58

Shares used in per-share calculation — basic	36,778	37,518	36,975	37,016	40,444

Shares used in per-share calculation — diluted	37,510	38,339	37,704	42,106	45,914

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in this Annual Report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Additional factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section entitled “Risk Factors,” included in Item 1A of Part I. When used in this document, the words “believes,” “expects,” “anticipates,” “intends,” “plans,” and similar expressions, are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. We have no obligation to update the matters set forth herein, whether as a result of new information, future events or otherwise.

Overview

We provide end-to-end global cloud-commerce and marketing solutions to a wide variety of companies in software, consumer electronics, computer games, video games and other markets. We offer our clients a broad range of services that enable them to quickly and cost effectively establish an online sales channel capability and to subsequently manage and grow online sales on a global basis while mitigating risks. Our services include design, development and hosting of online stores and shopping carts, store merchandising and optimization, order management, denied parties screening, export controls and management, tax compliance and management, fraud management, digital product delivery via download, physical product fulfillment, subscription management, online marketing including e-mail marketing, management of affiliate programs, paid search programs, payment processing services, website optimization, web analytics and reporting, and CD production and delivery.

Our products and services allow our clients to focus on promoting and marketing their products and brands while leveraging our investments in technology and infrastructure to facilitate the purchase of products through their online websites. When shoppers visit one of our clients’ branded websites they are transferred to an e-commerce store and/or shopping cart operated by us on our e-commerce platforms. Once on our system, shoppers can browse for products and make purchases online. We typically are the seller of record for transactions through our client branded stores. After a purchase is made, we either deliver the product digitally via download over the Internet or transmit instructions to a third party for physical fulfillment of the order. We also typically process the buyer’s payment as the merchant of record, including collection and remittance of applicable taxes and compliance with various regulatory matters. We have invested substantial resources to develop our e-commerce and marketing platforms, including business-to-business software, and we provide access and use of our platforms to our clients as a service as opposed to selling the software to be operated on their own in-house computer hardware. Our global-commerce store solutions range from simple remote control models to more comprehensive online store models.

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

On September 1, 2010, we announced an amendment of our agreement with Microsoft Corporation (“Microsoft”) to extend the term of the Microsoft Operations Digital Distribution Agreement through October 31, 2013. On August 30, 2010, we entered into the Microsoft Store USA statement of work with Microsoft whereby we will build, host and manage Microsoft® Store, an online store that supports the sale and fulfillment of Microsoft and third party software as well as consumer electronics products to customers in the United States. On March 2, 2011, Digital River began providing cloud-commerce hosting and payment processing services in connection with Microsoft Store. In addition to Microsoft Store, Digital River maintains its role as a reseller of Microsoft products via Digital River’s existing online stores. Currently, we are providing global-commerce services, ranging from transaction and payment processing, to e-marketing, digital downloads and fraud prevention in support of some of the popular Microsoft software titles, including Microsoft© Office. The global arrangement incorporates digital fulfillment across multiple geographies, including North America, Asia, Europe, Latin America and Australia.

We view our operations and manage our business as one reportable segment, providing outsourced global-commerce solutions globally to a variety of companies, primarily in the software and consumer electronics product markets.

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

Results of Operations

The following table sets forth certain items from our consolidated statements of operations as a percentage of total revenue for the years indicated.

	2011	2010	2009
Revenue	100.0%	100.0%	100.0%
Costs and expenses (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	3.9	4.9	4.4
Network and infrastructure	12.4	12.9	11.4
Sales and marketing	40.9	41.3	39.0
Product research and development	16.8	16.8	13.5
General and administrative	10.8	11.9	9.3
Depreciation and amortization	5.6	6.4	4.8
Amortization of acquisition-related intangibles	4.5	2.2	1.9

Total costs and expenses	94.9	96.4	84.3

Income (loss) from operations	5.1	3.6	15.7
Interest income	1.5	0.8	0.8
Interest expense	(2.2)	(0.5)	(1.3)
Other income (expense), net	(0.5)	(0.3)	0.1

Income (loss) before income taxes	3.9	3.6	15.3
Income tax expense (benefit)	(0.4)	(0.7)	3.0

Net income (loss)	4.3%	4.3%	12.3%

Revenue.     Our revenue was $398.1 million in 2011 compared to $363.2 million and $403.8 million in 2010 and 2009, respectively.

Our commerce revenues are driven primarily by global commerce and payment services provided to a wide variety of companies in the software, consumer electronics, computer games and other markets. Commerce revenues include revenues generated from Microsoft and Symantec. Revenue from Symantec relates to the first half of 2010 only, since their e-commerce agreement terminated on June 30, 2010. All other non-commerce revenues are driven primarily by our e-mail and affiliate marketing businesses.

For the year ended December 31, 2011, the $34.9 million increase in revenue was driven primarily by an increase in commerce revenue of $26.8 million and foreign exchange favorability of $5.3 million compared to the prior year. For the year ended December 31, 2010, the $40.5 million decrease in revenue was driven primarily by the decline in Symantec revenue of $89.6 million. Excluding Symantec, revenue increased by 17.0% for 2010, and was driven primarily by an increase in commerce revenue of $47.5 million and foreign exchange unfavorability of $0.2 million compared to the prior year.

International sales are approximately 46.2%, 46.4% and 41.1% of revenue in 2011, 2010 and 2009, respectively.

Microsoft Corporation accounted for approximately 27.7%, 24.7% and 11.8% of our revenue in 2011, 2010 and 2009, respectively.

Symantec Corporation accounted for approximately 6.9% and 28.4% of our total revenue in 2010 and 2009, respectively. We had minimal Symantec related revenue in 2011.

Direct Cost of Services.    Direct cost of services expense primarily includes costs related to product fulfillment, back-up CD production, delivery solutions and certain client-specific costs. Direct cost of service expenses were $15.5 million, $17.8 million and $17.6 million in 2011, 2010 and 2009, respectively. The decrease in 2011 compared with 2010 was primarily driven by lower CD supply costs and workforce related costs. The increase in 2010 compared with 2009 was primarily driven by revenue growth partially offset by lower CD supply costs.

As a percentage of revenue, direct cost of services was 3.9%, 4.9% and 4.4% in 2011, 2010 and 2009, respectively.

Network and Infrastructure.    Our network and infrastructure expenses primarily include costs to operate and maintain our technology platforms, customer service, data communication and data center operations. Network and infrastructure expenses were $49.4 million in 2011, compared to $46.9 million and $46.0 million in 2010 and 2009, respectively. The increase in 2011 from 2010 was mainly due to increased investment in workforce related costs to drive future efficiencies in our technologies and increased hardware expense, partially offset by reductions in data communication costs and outside services. The increase in 2010 from 2009 was due to an increase in data communication expenses related to an acquisition in the second half of 2010.

As a percentage of revenue, network and infrastructure expenses were 12.4%, 12.9% and 11.4% in 2011, 2010 and 2009, respectively.

Sales and Marketing.    Our sales and marketing expenses include credit card transaction and other payment processing fees, personnel and related costs, advertising, promotional and product marketing expenses, credit card chargebacks and bad debt expense. Sales and marketing expenses were $162.6 million, $150.0 million and $157.5 million in 2011, 2010 and 2009, respectively. The increase in sales and marketing in 2011 compared to 2010 was primarily driven by higher workforce costs to support our global sales initiatives and increased payment processing costs, related to higher revenue. These increases were partially offset by lower chargeback and bad debt expenses. The decrease in sales and marketing in 2010 compared to 2009 was attributable to lower payment processing costs and paid search fees.

As a percentage of revenue, sales and marketing expenses were 40.9%, 41.3% and 39.0% in 2011, 2010 and 2009, respectively.

Product Research and Development.    Our product research and development expenses include costs associated with design, development and enhancement of our technology platforms and related systems and sustaining engineering of these platforms and related systems. Research and development costs are expensed as incurred, except certain internal-use software development costs eligible for capitalization and costs directly associated with preparing a client website launch. These costs are eligible to be deferred and amortized over the life of the site’s associated revenue streams. Product research and development expenses were $66.9 million in 2011, compared to $60.8 million and $54.5 million in 2010 and 2009, respectively. The increases were primarily due to higher workforce costs, which drive enhanced technologies and strengthen our leadership position in the markets we serve. These investments advance our global system scalability, e-marketing capabilities, data management and client reporting.

As a percentage of revenue, product research and development expenses were 16.8%, 16.8% and 13.5% in 2011, 2010 and 2009, respectively.

General and Administrative.    Our general and administrative expenses primarily include executive, finance, human resources and other administrative workforce and related expenses, fees for professional services, bank fees, insurance costs and non-income related taxes. General and administrative expenses were $43.1 million in 2011 compared to $43.4 million and $37.7 million in 2010 and 2009, respectively. The decrease in 2011 compared to 2010 was mainly due to a decrease in regulatory fees partially offset by an increase in workforce related costs. The increase in 2010 compared to 2009 was primarily due to increased workforce related costs.

As a percentage of revenue, general and administrative expenses were 10.8%, 11.9% and 9.3% in 2011, 2010 and 2009, respectively.

Depreciation and Amortization.    Our depreciation and amortization expenses include the depreciation of computer equipment, office furniture, the amortization of purchased and internally developed software and leasehold improvements. Computer equipment, software and furniture are depreciated under the straight-line method using three to seven year lives and leasehold improvements are amortized over the shorter of the asset life or the remaining length of the lease. Depreciation and amortization expense was $22.2 million in 2011 compared to $23.4 million and $19.4 million in 2010 and 2009, respectively. The decreased expenses in 2011 compared to 2010 were driven primarily by the timing and mix of capital spend year-over-year. The increased expenses in 2010 compared to 2009 resulted primarily due to the higher levels of computer equipment and capitalized software as a result of technology development and enhancements, including full-year amortization of our new enterprise resource planning system.

As a percentage of revenue, depreciation and amortization was 5.6%, 6.4% and 4.8% in 2011, 2010 and 2009, respectively.

Amortization of Acquisition-Related Intangibles.    In 2011, our amortization of acquisition-related intangibles consists of the amortization of intangible assets recorded from our nine acquisitions in the past seven years. Amortization of acquisition related intangibles was $18.0 million in 2011 compared to $7.8 million and $7.6 million in 2010 and 2009, respectively. The increase in 2011 compared to 2010 was primarily driven by a $9.4 million impairment recorded related to the reduction in the book carrying values of certain customer relationship, trade name, technology, and non-compete agreements established in the purchase accounting of our Journey Education Marketing, Inc., fatfoogoo, AG and THINK Subscription, Inc. acquisitions. The increase in 2010 compared to 2009 reflects our acquisitions of Journey Education Marketing, Inc. and fatfoogoo, AG; offset by the full amortization of several intangible assets from past acquisitions. We review goodwill for impairment on an annual basis or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Our assessment has indicated that there is no impairment of goodwill for the years ended December 31, 2011, 2010 and 2009. We have purchased, and expect to continue purchasing, assets or businesses, which may include the purchase of intangible assets.

As a percentage of revenue, amortization of acquisition-related intangibles was 4.5%, 2.2% and 1.9% in 2011, 2010 and 2009, respectively.

Income from Operations.    Our income from operations in 2011 was $20.5 million, compared to $13.0 million and $63.5 million in 2010 and 2009, respectively. Income from operations increased during 2011 from 2010 due to higher overall revenues in the software, consumer electronics, computer games and other markets.

Higher revenues were partially offset by a $9.4 million impairment of acquisition-related intangibles. Income from operations decreased during 2010 from 2009 due to lower overall revenues related to the loss of Symantec, partially offset by revenue growth across other software, online game and consumer electronic clients in the second half of 2010.

As a percentage of revenue, income from operations was 5.1%, 3.6% and 15.7% in 2011, 2010 and 2009, respectively.

Interest Income.    Our interest income represents the total of interest income on our cash, cash equivalents, short-term investments and certain long-term investments. Interest income was $6.1 million, $3.0 million and $3.2 million in 2011, 2010 and 2009, respectively. The increase in interest income in 2011 compared to 2010 was primarily due to the increased cash available for investment from our 2010 debt offering. The decrease in interest income in 2010 compared to 2009 was due to lower market yields on our portfolio.

Interest Expense.    Our interest expense includes the total of cash and non-cash interest expense attributable to our outstanding convertible debt. Interest expense was $9.0 million in 2011, which included $2.0 million of debt financing cost amortization. Interest expense was $1.7 million in 2010, which included $0.3 million of debt financing cost amortization, and $5.3 million in 2009. The increase in 2011 compared to 2010 was due to the issuance of $345.0 million of convertible notes in the fourth quarter of 2010, which bear an annual interest rate of 2.0%. In 2009 we wrote-off $5.2 million of debt amortization costs associated with the January 2009 cash settlement of our 2004 Senior Convertible Notes.

Other Income (Expense), Net.    Our other income (expense), net includes foreign currency transaction gains and losses, asset disposal gains and losses, other-than-temporary impairment of investments and dividend income. Other income (expense) was expense of $1.9 million in 2011, compared to expense of $1.1 million and income of $0.4 million in 2010 and 2009, respectively. The decrease in other income in 2011 compared to 2010 was attributable to foreign currency re-measurement losses, partially offset by increased dividend income. The decrease in other income in 2010 compared to 2009 was attributable to the $2.2 million other-than-temporary impairment of an equity investment offset by dividend income and foreign currency re-measurement gains.

Income Tax Expense.    In 2011, our tax benefit was $1.6 million, consisting of approximately $1.3 million of current tax benefit and $0.3 million of deferred tax benefit. In 2010, our tax benefit was $2.5 million, consisting of approximately $4.6 million of current tax expense offset by approximately $7.1 million of deferred tax benefit. In 2009, our tax expense was $12.0 million, consisting of approximately $17.2 million of current tax expense offset by $5.2 million of deferred tax benefit. Our effective tax rate was a negative 10.0% in 2011, compared to negative 18.6% in 2010 and 19.5% in 2009. Differences in our effective tax rate from the U.S. statutory rate are primarily due to our mix of earnings from international operations and the differences in statutory rates in these countries from the U.S. rate.

As of December 31, 2011, we had a U.S. tax loss carryback/carryforward of approximately $32.2 million, of which $17.6 million can offset prior U.S. taxable income and $14.6 million can be carried forward to offset future U.S. taxable income. The tax losses consist of U.S. net operating losses of $18.8 million and acquired U.S. net operating losses of $13.4 million. The U.S. tax loss carryforwards expire in the years 2015 through 2031. As of December 31, 2011, we also had foreign tax loss carryforwards of approximately $9.0 million, consisting primarily of acquired foreign net operating losses. The foreign loss carryforwards do not expire under current law.

There is uncertainty of future realization of some of the deferred tax assets resulting from tax loss carryforwards due to anticipated limitations. Therefore, a valuation allowance was recorded against the tax effect of such tax loss carryforwards, including a portion of state net operating losses and all foreign net operating losses. At December 31, 2011, the Company had a valuation allowance on approximately $3.6 million of deferred tax assets related to operating losses and $0.2 million of deferred tax assets related to other tax attributes as we believe it is more likely than not that these deferred tax assets will not be realized. Any future release of this valuation allowance will reduce expense.

Liquidity and Capital Resources

	Years ended December 31,
Cash Flows (in thousands)	2011	2010	2009
Cash provided by (used in):
Operating activities	$94,768	$57,800	$137,056
Investing activities	(74,584)	(180,694)	(62,161)
Financing activities	(81,277)	307,007	(174,148)
Effect of exchange rate changes on cash and cash equivalents	(6,800)	(11,731)	1,622

Net increase (decrease) in cash and cash equivalents	$(67,893)	$172,382	$(97,631)

Operating Activities

As of December 31, 2011, we had $497.2 million of cash and cash equivalents. Our primary source of internal liquidity is our operating activities. Net cash provided by operating activities in 2011, 2010 and 2009 was $94.8 million, $57.8 million and $137.1 million, respectively. Net cash provided by operating activities in 2011 was primarily the result of net income adjusted for non-cash expenses offset by balance sheet changes such as an increase in accounts payable and decreases in accounts receivable and other accrued liabilities. Net cash provided by operating activities in 2010 was primarily the result of net income adjusted for non-cash expenses offset by balance sheet changes such as a decrease in accounts payable. Net cash provided by operating activities in 2009 was primarily the result of net income adjusted for non-cash expenses offset by balance sheet changes such as a decrease in prepaid and other assets, and an increase in accounts payable.

Investing Activities

Net cash used in investing activities was $74.6 million in 2011 and was the result of net purchases of investments of $41.2 million, cash paid for cost method investments of $9.5 million and purchases of capital equipment of $23.9 million. Net cash used in investing activities was $180.7 million in 2010 and was the result of net purchases of investments of $145.4 million, cash paid for acquisitions of $14.6 million, purchases of capital equipment of $18.6 million and funding of $2.2 million in restricted cash. Net cash used in investing activities was $62.2 million in 2009 and was the result of net sales of investments of $1.5 million, cash paid for cost-method investments of $26.8 million, cash paid for earn-outs related to prior year acquisitions of $4.9 million, and purchases of capital equipment of $31.9 million.

Financing Activities

Net cash used in financing activities in 2011 was $81.3 million, net cash provided by financing activities in 2010 was $307.0 million, and net cash used in financing activities in 2009 was $174.1 million. In 2011, cash used in financing activities was primarily due to our $79.8 million repurchase of common stock. In 2010 our cash provided by financing increased primarily due to $345.0 million of convertible notes issued, offset by debt issuance costs of $9.5 million and $35.0 million repurchase of common stock. In 2009, the net cash used in financing activities was primarily due to the settlement of $186.7 million convertible notes in cash.

Effect of Exchange Rate Changes

In 2011, changes in foreign currency rates resulted in a $6.8 million decrease in our cash and cash equivalents. Exchange rate changes decreased our cash and cash equivalents by $11.7 million during 2010 and increased cash and cash equivalents by $1.6 million in 2009. The changes are due to foreign currency volatility on our international entity balance sheet exposures, primarily the Euro.

Auction Rate Securities

As of December 31, 2011, we held $71.5 million of auction rate securities (ARS) at par value which we have recorded at $65.3 million fair value. As of December 31, 2010, we held $90.6 million of ARS at par value which was recorded at $83.7 million fair value. The ARS are student loans over-collateralized and guaranteed by the U.S. government and most are AAA/Aaa rated. Almost all of these securities continue to fail at auction due to continued illiquid market conditions.

Due to the illiquid market conditions, we recorded a temporary fair value reduction of our ARS in the amount of $6.2 million (8.6% of par value) in our balance sheets ended December 31, 2011, under “Accumulated other comprehensive income (loss)”, compared to a $6.9 million temporary fair value reduction in 2010 (7.6% of par value). The determination of fair value required management to make estimates and assumptions about the ARS. The discounted cash flow model we used to value these securities included the following assumptions:

•	determination of the penalty coupon rate and the frequency of the reset period associated with each ARS

•	an average redemption period of seven years

•	a contribution of the ARS paying its contractually stated interest rate

•	determination of the risk adjusted discount rate based on LIBOR rates for these maturities plus market information on student loan credit spreads

The aggregate ARS portfolio had an annualized yield of 1.5% as of December 31, 2011, compared to a yield of 1.7% as of December 31, 2010. We continue to receive 100% of the contractually required interest payments. The portfolio had a weighted average maturity of 27.5 years and 29.3 years as of December 31, 2011 and December 31, 2010, respectively. We continue to believe that we will be able to liquidate at par over time. We do not intend to sell the investments prior to recovery of their amortized cost basis nor do we believe it is more likely than not we may be required to sell the investments prior to recovery of their amortized cost basis. Accordingly, we treated the fair value decline as temporary. We anticipate we will have sufficient cash flow from operations to execute our business strategy and fund our operational needs. We believe that capital markets are also available if we need to finance other investing alternatives.

We classify our ARS as Level 3 long-term investments until we receive a call or partial call on the securities. Upon receipt of a call or partial call, we classify the securities subject to the call or partial call, as Level 1 short term investments. As of December 31, 2011 and December 31, 2010, our entire ARS portfolio was classified as Level 3 long-term investments. In 2011 and 2010, we’ve liquidated $19.1 million and $8.5 million, respectively, of ARS due to full or partial calls at par.

Commitments and Guarantees

At certain times, we enter into agreements where a letter of credits is required to ensure payment of future obligations by counterparties, such as our credit card processors and international taxing jurisdictions. Upon withdrawal, we are obligated to fund the executor bank on demand. We have not set aside specific funds to cover this potential obligation as we can generally recover these costs from our clients. If drawn upon, we expect to fund this commitment with cash and cash equivalents. There was $3.3 million and $0.3 million in undrawn letters of credit at December 31, 2011, and 2010 respectively.

In addition to the contractual obligations included in the table below, we will have significant cash obligations associated with the purchase of hardware and capitalized software to support our business. Cash outflows associated with the purchase of equipment and capitalized software were $23.9 million, $18.6 million and $31.9 million in 2011, 2010 and 2009 respectively. We are also parties to legally binding contracts regarding goods and services under which the actual commitment is contingent on certain factors that are unknown or uncertain at this time. Therefore, these items are not included in the table. Uncertain income tax position liabilities of $10.7 million are not included in the table because we cannot make a reasonably reliable estimate of the period of cash settlement with the respective tax authorities. In addition, purchase orders made in the ordinary course of business are excluded from the table and any amounts which we are liable for under the purchase orders are included in current liabilities on our Consolidated Balance Sheets.

The following table summarizes our principal contractual commitments as of December 31, 2011:

	Payment due by period (in thousands)
Contractual Obligations	Total Amount Committed	2012	2013	2014-2015	2016 and Thereafter
Operating Lease Obligations	$40,530	$5,823	$5,890	$7,738	$21,079
Senior Convertible Notes, including interest	486,281	7,010	7,010	14,020	458,241

Total	$526,811	$12,833	$12,900	$21,758	$479,320

See Item 8 of Part II, Note 8 to the Consolidated Financial Statements for additional discussion of our commitments. See Item 8 of Part II, Note 9 to the Consolidated Financial Statements for additional discussion of our principal debt commitments.

2012 Outlook

We believe the outlook for our business remains positive for 2012. Global online sales continue to strengthen across most categories and buyers appear to be increasingly comfortable shopping online. In our core markets, software, consumer electronics and games, trends continue to favor the migration toward online shopping. Additionally, we see opportunities to grow our share of business in adjacent and complementary markets such as business-to-business software and educational services. We expect to expand our core service offerings in payment processing. We anticipate investing in our strategic growth initiatives while leveraging our base of business. We believe the initiatives outlined in our strategic plan will enable us to: 1) continue to be a leader in the software delivery market, 2) strengthen our product and service offering by investing in our core business, 3) continue to expand into vertical markets such as consumer electronics, and computer and video games and 4) supplement our growth through strategic acquisitions.

Application of Critical Accounting Policies

Critical Accounting Estimates and Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies that we believe are the most critical in fully understanding and evaluating our reported financial results are addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Item 8 of Part II, Note 1 to the Consolidated Financial Statements.

Intangible Assets.    We amortize certain definite lived intangibles over their useful lives. Useful lives are based on our estimates of the period of time over which the assets will generate revenue or benefit our business. We review assets with definite lives for impairment whenever events or changes in circumstances indicate that the value we are carrying on our financial statements for an asset may not be recoverable. Our evaluation considers non-financial data such as changes in the operating environment and business strategy, competitive information, market trends and operating performance. If there are indications that an impairment may have occurred, we compare an undiscounted cash flow analysis to the carrying value of the assets. If the carrying amount of the asset exceeds the undiscounted cash flows, we measure the amount of the impairment by comparing the carrying amount of the asset to its fair value. Due to changes in our business strategy in 2011, we determined that an indicator of impairment existed for certain intangible assets and a $9.4 million impairment was recorded to reduce the book carrying values of certain customer relationship, trade name, technology, and non-compete agreements . These intangible assets were established in the purchase accounting of our Journey Education Marketing, Inc., fatfoogoo, AG and THINK Subscription, Inc. acquisitions. The fair value was computed using an income approach that utilizes significant unobservable inputs, or Level 3 inputs in the fair value hierarchy. The adjustment was recorded in “Amortization of acquisition-impairment intangibles” on the Consolidated Statements of Operations for the year ended December 31, 2011. There have been no material impairments of other intangible assets for the years 2010 and 2009.

Goodwill.    We complete our goodwill impairment analysis on an annual basis in the fourth quarter or more frequently if events or circumstances occur that would more likely than not reduce the fair value of the reporting unit below its carrying amount. As we only have one business segment, goodwill is evaluated based on a single reporting unit. In the fourth quarter of 2011, the Company evaluated goodwill for impairment by comparing our carrying value to our market capitalization, which is determined to approximate fair value. Based on the outcome of this test, management determined that no impairment of goodwill had occurred. Due to the deterioration in our stock price in the fourth quarter of 2011, we elected to perform additional testing for goodwill impairment at December 31, 2011. As a result of this additional analysis, management determined that the fair value of the Company, based upon a discounted cash flow valuation approach, was in excess of book value and no impairment was required. Key assumptions included in the impairment test included our revenue growth rate, discount rate assumptions, and estimates of our future cash flows. Changes in these estimates could change our conclusion regarding an impairment of goodwill in a future period. There have been no material impairments of goodwill for the years 2011, 2010 and 2009.

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

Credit Card Chargeback Reserve.    We use estimates based on historical experience and current trends to determine accrued chargeback expenses. Significant management judgments are used and estimates made in connection with these expenses in any accounting period. Determining appropriate reserves for chargeback transactions is an inherently uncertain process. The reserves are maintained at a level we deem appropriate to provide for losses incurred on revenue earned in 2011. There may be material differences in our operating results for any period if we change our estimates or if the estimates are not accurate.

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

Income Taxes and Deferred Taxes.    Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We record deferred tax assets for favorable tax attributes, including tax loss carryforwards. We currently have U.S. tax loss carryforwards, including acquired operating tax loss carryforwards, and a lesser amount of acquired foreign operating tax loss carryforwards. A portion of the benefit of the acquired tax loss carryforwards has been reserved by a valuation allowance pursuant to U.S. GAAP. These valuation allowances of the deferred tax asset will be reversed if and when it is more likely than not that the deferred tax asset will be realized. We evaluate the need for a valuation allowance of the deferred tax asset on a quarterly basis. Any future release of valuation allowance will reduce income tax expense.

Recent Accounting Pronouncements

Information regarding recently issued accounting standards is included in Item 8 of Part II, Note 1 to the Consolidated Financial Statements.

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

A hypothetical and immediate one percent (1%) increase in interest rates would decrease the fair value in our investment portfolio held at December 31, 2011 and 2010, by $2.7 million and by $2.6 million, respectively. A hypothetical and immediate one percent (1%) decrease in interest rates would increase the fair value in our investment portfolio held at December 31, 2011 and 2010, by $2.7 million and by $2.6 million, respectively. The approximate gains or losses in earnings are estimates, and actual results could vary due to the assumptions used.

At December 31, 2011 and 2010, we had long-term debt of $353.8 million and $353.8 million, respectively, associated with our Senior Convertible Notes, which are fixed rate instruments. The market value of our long-term debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.

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

The effect on our consolidated statements of operations from changes in exchange rates versus the U.S. Dollar is as follows (in thousands):

	Year Ended December 31, 2011			Year Ended December 31, 2010			Year Ended December 31, 2009
	At Prior Year Rates(1)	Exchange Rate Effect(2)	As Reported	At Prior Year Rates(1)	Exchange Rate Effect(2)	As Reported	At Prior Year Rates(1)	Exchange Rate Effect(2)	As Reported
Revenue	$392,878	$5,262	$398,140	$363,446	$(220)	$363,226	$411,922	$(8,156)	$403,766
Costs and expenses	373,286	4,404	377,690	351,746	(1,513)	350,233	346,514	(6,249)	340,265

Income (loss) from operations	$19,592	$858	$20,450	$11,700	$1,293	$12,993	$65,408	$(1,907)	$63,501

(1)	Represents the outcome that would have resulted had exchange rates in the current period been the same as those in effect in the comparable prior-year period for operating results.

(2)	Represents the increase (decrease) in reported amounts resulting from changes in exchange rates from those in effect in the comparable prior-year period for operating results.

Transaction Exposure

The Company enters into short-term foreign currency forward contracts to offset the foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies.

Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in current earnings in “Other income (expense), net”. Foreign currency transaction gains and losses were a loss of $1.5 million in 2011, a gain of $0.4 million in 2010 and a gain of $0.4 million in 2009.

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

The potential loss in fair value resulting from a hypothetical 10% adverse currency movement is $12.1 million and $11.7 million for 2011 and 2010, respectively.

Other Market Risks

Investments in Auction Rate Securities

At December 31, 2011, we held approximately $71.5 million of ARS at par. In light of current conditions in the ARS market as described in Part II Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in this Form 10-K, we may incur temporary unrealized losses, or other-than-temporary realized losses, in the future if market conditions persist and we are unable to recover the investment principal in our ARS.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Digital River, Inc.

We have audited the accompanying consolidated balance sheets of Digital River, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digital River, Inc. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Digital River, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota

February 27, 2012

DIGITAL RIVER, INC.

Consolidated Balance Sheets

(in thousands)

	December 31, 2011	December 31, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$497,193	$565,086
Short-term investments	223,349	163,029
Accounts receivable, net of allowance of $4,613 and $4,902	64,811	50,922
Deferred tax assets	8,532	10,628
Prepaid expenses and other	35,719	30,375

Total current assets	829,604	820,040

Property and equipment, net	51,537	49,599
Goodwill	281,858	283,940
Intangible assets, net of accumulated amortization of $85,542 and $80,106	18,324	37,911
Long-term investments	99,047	110,736
Deferred income taxes	21,433	17,721
Other assets	8,973	13,820

TOTAL ASSETS	$1,310,776	$1,333,767

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$243,410	$188,915
Accrued payroll	17,523	21,117
Deferred revenue	8,633	10,446
Accrued acquisition liabilities	0	1,615
Other accrued liabilities	42,577	58,083

Total current liabilities	312,143	280,176

NON-CURRENT LIABILITIES
Senior convertible notes	353,805	353,805
Other liabilities	12,556	16,038

Total non-current liabilities	366,361	369,843

TOTAL LIABILITIES	678,504	650,019

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	0	0
Common stock, $.01 par value; 120,000,000 shares authorized; 47,248,765 and 46,323,799 shares issued	472	463
Treasury stock at cost; 11,741,310 and 7,297,174 shares	(340,946)	(255,196)
Additional paid-in capital	708,941	683,307
Retained earnings	271,769	254,602
Accumulated other comprehensive income (loss)	(7,964)	572

Total stockholders’ equity	632,272	683,748

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,310,776	$1,333,767

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL RIVER, INC.

Consolidated Statements of Operations for the Years Ended December 31,

(in thousands except per share data)

	2011	2010	2009
Revenue	$398,140	$363,226	$403,766
Costs and expenses (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	15,491	17,789	17,625
Network and infrastructure	49,433	46,909	45,996
Sales and marketing	162,564	150,041	157,475
Product research and development	66,862	60,844	54,463
General and administrative	43,093	43,392	37,707
Depreciation and amortization	22,207	23,413	19,438
Amortization of acquisition-related intangibles	18,040	7,845	7,561

Total costs and expenses	377,690	350,233	340,265

Income (loss) from operations	20,450	12,993	63,501
Interest income	6,100	3,035	3,210
Interest expense	(9,018)	(1,688)	(5,339)
Other income (expense), net	(1,921)	(1,067)	424

Income (loss) before income taxes	15,611	13,273	61,796
Income tax expense (benefit)	(1,556)	(2,462)	12,025

Net income (loss)	$17,167	$15,735	$49,771

Net income (loss) per share — basic	$0.47	$0.42	$1.35

Net income (loss) per share — diluted	$0.46	$0.41	$1.32

Shares used in per-share calculation — basic	36,778	37,518	36,975

Shares used in per-share calculation — diluted	37,510	38,339	37,704

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL RIVER, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount
BALANCE, December 31, 2008	37,014	$432	$(216,163)	$623,778	$4,930	$189,096	$602,073	$37,592

Net income (loss)	—	—	—	—	—	49,771	49,771	49,771
Unrealized gain (loss) on investments, net of tax expense (benefit) of $3,715	—	—	—	—	6,273	—	6,273	6,273
Foreign currency translation gain (loss)	—	—	—	—	6,624	—	6,624	6,624
Exercise of stock options	437	4	—	10,046	—	—	10,050	—
Stock-based compensation	—	—	—	18,270	—	—	18,270	—
Restricted stock issued under equity incentive plans, net of forfeitures	1,142	12	—	(12)	—	—	0	—
Tax withheld in restricted stock vesting	(27)	—	(717)	—	—	—	(717)	—
Tax benefit (deficiency) of stock-based compensation	—	—	—	(614)	—	—	(614)	—
Common stock issued under the Employee Stock Purchase Plan	114	1	—	2,488	—	—	2,489	—

BALANCE, December 31, 2009	38,680	$449	$(216,880)	$653,956	$17,827	$238,867	$694,219	$62,668

Net income (loss)	—	—	—	—	—	15,735	15,735	15,735
Unrealized gain (loss) on investments, net of tax expense (benefit) of ($329)	—	—	—	—	(551)	—	(551)	(551)
Foreign currency translation gain (loss)	—	—	—	—	(16,704)	—	(16,704)	(16,704)
Repurchase of common stock	(944)	—	(34,999)	—	—	—	(34,999)	—
Exercise of stock options	329	3	—	5,001	—	—	5,004	—
Stock-based compensation	—	—	—	20,773	—	—	20,773	—
Restricted stock issued under equity incentive plans, net of forfeitures	961	10	—	(10)	—	—	0	—
Tax withheld in restricted stock vesting	(115)	—	(3,317)	—	—	—	(3,317)	—
Tax benefit (deficiency) of stock-based compensation	—	—	—	1,214	—	—	1,214	—
Common stock issued under the
Employee Stock Purchase Plan	116	1	—	2,373	—	—	2,374	—

BALANCE, December 31, 2010	39,027	$463	$(255,196)	$683,307	$572	$254,602	$683,748	$(1,520)

Net income (loss)	—	—	—	—	—	17,167	17,167	17,167
Unrealized gain (loss) on investments, net of tax expense (benefit) of $278	—	—	—	—	468	—	468	468
Foreign currency translation gain (loss)	—	—	—	—	(9,004)	—	(9,004)	(9,004)
Repurchase of common stock	(4,265)	—	(79,758)	—	—	—	(79,758)	—
Exercise of stock options	19	0	—	364	—	—	364	—
Stock-based compensation		—	—	22,114	—	—	22,114	—
Restricted stock issued under equity incentive plans, net of forfeitures	765	8	—	(8)	—	—	0	—
Tax withheld in restricted stock vesting	(179)	—	(5,992)	—	—	—	(5,992)	—
Tax benefit (deficiency) of stock-based compensation	—	—	—	699	—	—	699	—
Common stock issued under the
Employee Stock Purchase Plan	141	1	—	2,465	—	—	2,466	—

BALANCE, December 31, 2011	35,508	$472	$(340,946)	$708,941	$(7,964)	$271,769	$632,272	$8,631

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL RIVER, INC.

Consolidated Statements of Cash Flows For the Years Ended December 31,

(in thousands)

	2011	2010	2009
OPERATING ACTIVITIES
Net income	$17,167	$15,735	$49,771
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of acquisition-related intangibles	8,689	7,845	7,561
Provision for doubtful accounts	1,317	2,666	232
Depreciation and amortization	22,207	23,413	19,438
Impairment of intangibles	9,351	0	0
Debt issuance cost amortization	1,986	318	0
Debt financing costs — write-off	0	0	5,208
Stock-based compensation expense	22,114	20,773	18,270
Excess tax benefits from stock-based compensation	(1,985)	(2,474)	(690)
Deferred and other income taxes	(2,649)	(2,841)	(186)
Impairment of equity investment	2,198	2,188	0
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(15,292)	180	2,735
Prepaid and other assets	2,635	(6,540)	23,263
Accounts payable	57,162	(11,554)	7,083
Deferred revenue	(1,782)	(2,749)	4,109
Income tax payable	(4,061)	(1,491)	1,377
Other accrued liabilities	(24,289)	12,331	(1,115)

Net cash provided by (used in) operating activities	94,768	57,800	137,056

INVESTING ACTIVITIES
Purchases of investments	(254,536)	(198,673)	(21,922)
Sales of investments	213,302	53,299	23,400
Cash paid for cost method investments	(9,490)	0	(26,780)
Funding of restricted cash	0	(2,156)	0
Cash paid for acquisitions, net of cash received	0	(14,585)	(4,910)
Purchases of equipment and capitalized software	(23,860)	(18,579)	(31,949)

Net cash provided by (used in) investing activities	(74,584)	(180,694)	(62,161)

FINANCING ACTIVITIES
Cash received (paid) for convertible senior notes	0	345,000	(186,660)
Debt issuance costs	(342)	(9,529)	0
Exercise of stock options	364	5,004	10,050
Sales of common stock under employee stock purchase plan	2,466	2,374	2,489
Repurchase of common stock	(79,758)	(34,999)	0
Repurchase of restricted stock to satisfy tax withholding obligation	(5,992)	(3,317)	(717)
Excess tax benefits from stock-based compensation	1,985	2,474	690

Net cash provided by (used in) financing activities	(81,277)	307,007	(174,148)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(6,800)	(11,731)	1,622

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(67,893)	172,382	(97,631)
CASH AND CASH EQUIVALENTS, beginning of year	565,086	392,704	490,335

CASH AND CASH EQUIVALENTS, end of year	$497,193	$565,086	$392,704

SUPPLEMENTAL DISCLOSURES
Cash paid for interest on Convertible Senior Notes	$7,010	$110	$1,274

Cash paid for income taxes	$5,085	$5,883	$16,615

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We provide end-to-end global cloud-commerce and marketing solutions to a wide variety of companies in software, consumer electronics, computer games, video games and other markets. We were incorporated in 1994 and began building and operating online stores for our clients in 1996. We generate revenue primarily based on the sales of products made in those stores, and in addition, offer services designed to increase traffic to our clients’ online stores and to improve the sales effectiveness of those stores.

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

Reclassifications

Certain accounts in the prior year’s audited consolidated financial statements have been reclassified for comparative purposes to conform to the current year’s presentation. These reclassifications had no effect on our reported net income (loss).

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

We are exposed to market risk from changes in foreign currency exchange rates. Our primary risk is the effect of foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating sales and expenses. These exposures are mitigated by the use of foreign exchange forward contracts with maturities of approximately one week. Our derivatives are not designated as hedges and are adjusted to fair value through income each period. The principal exposures mitigated were euro, pound sterling and Australian dollar currencies. For the years ended December 31, 2011 and 2010, the gain/loss on derivative settlements was immaterial. The notional amounts held and the underlying gain/loss were determined to be immaterial when compared to our overall cash and cash equivalents and the net income (loss) reported for the respective periods.

Our foreign currency contracts contain credit risk to the extent that our bank counterparties may be unable to meet the terms of the agreements. We minimize such risk by limiting our counterparties to major financial institutions of high credit quality.

Cash and Cash Equivalents

We consider all short-term, highly liquid investments, primarily high grade commercial paper and money market accounts, that are readily convertible into known amounts of cash and that have original or remaining maturities of three months or less at the date of purchase to be cash equivalents. As of December 31, 2011 and

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

2010, cash balances of $0.2 million and $0.1 million, respectively, were held by banks or credit card processors to secure potential future credit card fees, fines and chargebacks or for other payments.

Short-Term Investments

Our short-term investments consist of debt securities that are classified as available-for-sale and are carried on our balance sheets at their market value with cumulative unrealized gains or losses recorded net of tax as a component of “Accumulated other comprehensive income (loss)” within stockholders’ equity. We classify all of our available-for-sale securities, except for our auction rate securities, as current assets, as these securities represent investments available for current corporate purposes. Upon the sale of a security classified as available for sale, the amount reclassified out of “Accumulated other comprehensive income (loss)” into earnings is based on the specific identification method.

Restricted Cash

Restricted cash consists of cash and cash equivalents that are held in escrow accounts and restricted by agreements with third parties for a particular purpose. Restricted cash and cash equivalents are included in current assets under “Prepaid Expenses and Other” on our Consolidated Balance Sheets, and are recorded at fair value. As of December 31, 2011, we had $1.5 million of restricted cash, and $2.1 million of restricted cash as of December 31, 2010.

Property and Equipment

Computer equipment, software and furniture are depreciated under the straight-line method using estimated useful lives of three to seven years and leasehold improvements are amortized over the shorter of the asset life or remaining length of the lease. Useful lives are based on our estimates of the period of time over which the assets will generate revenue or benefit our business. We review assets with definite lives for impairment whenever events or changes in circumstances indicate that the value we are carrying on our financial statements for an asset may not be recoverable. Our evaluation considers non-financial data such as changes in the operating environment and business strategy, competitive information, market trends and operating performance. Property and equipment at December 31 consisted of the following (in thousands):

	2011	2010
Computer hardware and software	$138,860	$124,300
Furniture, fixtures and leasehold improvements	12,316	15,975

Total property and equipment	$151,176	$140,275
Accumulated depreciation and amortization	(99,639)	(90,676)

Net property and equipment	$51,537	$49,599

Depreciation and amortization expense was $22.2 million, $23.4 million and $19.4 million in 2011, 2010 and 2009, respectively.

Repairs and maintenance costs are charged directly to expense as incurred. Major renewals or replacements that substantially extend the useful life of an asset are capitalized and depreciated.

Software Development

Costs to develop software for internal use are required to be capitalized and amortized over the estimated useful life of the software. We capitalized $4.4 million and $4.6 million related to software development during

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

2011 and 2010, respectively. This capitalization is primarily related to the development of our new enterprise resource planning (ERP) system, and new data management and reporting infrastructure. We expect these investments to drive long-term operational efficiencies across the organization and provide further competitive differentiation.

Intangible Assets

We amortize certain definite lived intangibles over their useful lives. Useful lives are based on our estimates of the period of time over which the assets will generate revenue or benefit our business. We review assets with definite lives for impairment whenever events or changes in circumstances indicate that the value we are carrying on our financial statements for an asset may not be recoverable. Our evaluation considers non-financial data such as changes in the operating environment and business strategy, competitive information, market trends and operating performance. If there are indications that an impairment may have occurred, we compare an undiscounted cash flow analysis to the carrying value of the assets. If the carrying amount of the asset exceeds the undiscounted cash flows, we measure the amount of the impairment by comparing the carrying amount of the asset to its fair value. See Note 5 – Goodwill and Intangible Assets, for further details.

Goodwill

We complete our goodwill impairment analysis on an annual basis in the fourth quarter or more frequently if events or circumstances occur that would more likely than not reduce the fair value of the reporting unit below its carrying amount. As we only have one business segment, goodwill is evaluated based on a single reporting unit. In the fourth quarter of 2011, the Company evaluated goodwill for impairment by comparing our carrying value to our market capitalization, which is determined to approximate fair value. Based on the outcome of this test, management determined that no impairment of goodwill had occurred. Due to the deterioration in our stock price in the fourth quarter of 2011, we elected to perform additional testing for goodwill impairment at December 31, 2011. As a result of this additional analysis, management determined that the fair value of the Company, based upon a discounted cash flow valuation approach, was in excess of book value and no impairment was required. Key assumptions included in the impairment test included our revenue growth rate, discount rate assumptions, and estimates of our future cash flows. Changes in these estimates could change our conclusion regarding an impairment of goodwill in a future period. There have been no material impairments of goodwill for the years 2011, 2010 and 2009.

Long-Term Investments

Our long-term investments consist of market basis equity investments, cost method equity investments and auction rate securities. The auction rate securities are classified as available-for-sale and are carried on our balance sheet at their market value with cumulative unrealized gains or losses recorded net of tax as a component of “Accumulated other comprehensive income (loss)” within stockholders’ equity. Upon the sale of a security classified as available for sale, the amount reclassified out of “Accumulated other comprehensive income (loss)” into earnings is based on the specific identification method.

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

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

Other Assets

The following table summarizes our other assets as of December 31 (in thousands):

	2011	2010
Debt financing costs, net	$5,773	$9,405
Other	3,200	4,415

Total other assets	$8,973	$13,820

Other Accrued Liabilities

The following table summarizes our other accrued liabilities as of December 31 (in thousands):

	2011	2010
Accrued expenses	$24,792	$39,271
Sales, value-added and transaction taxes	14,091	15,523
Current deferred and other income taxes	3,694	3,289

Total other accrued liabilities	$42,577	$58,083

Comprehensive Income (Loss)

Comprehensive income (loss) includes revenues, expenses, and gains and losses that are excluded from net earnings under GAAP. Items of comprehensive income (loss) are unrealized gains and losses on investments and foreign currency translation adjustments which are added to net income (loss) to compute comprehensive income (loss). Comprehensive income (loss) is net of income tax benefit or expense excluding cumulative translation adjustments as these funds are indefinitely invested.

The components of comprehensive income (loss) are (in thousands):

	Foreign currency translation adjustment	Unrealized Gain/Loss on Investment	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2008	$15,154	$(10,224)	$4,930
Before tax amount	6,624	9,988	16,612
Tax Effect	0	(3,715)	(3,715)

Net-of-tax amount	6,624	6,273	12,897
Balance, December 31, 2009	$21,778	$(3,951)	$17,827
Before tax amount	(16,704)	(880)	(17,584)
Tax Effect	0	329	329

Net-of-tax amount	(16,704)	(551)	(17,255)
Balance, December 31, 2010	$5,074	$(4,502)	$572
Before tax amount	(9,004)	746	(8,258)
Tax Effect	0	(278)	(278)

Net-of-tax amount	(9,004)	468	(8,536)

Balance, December 31, 2011	$(3,930)	$(4,034)	$(7,964)

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

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

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

Credit Card Chargeback Reserve

We use estimates based on historical experience and current trends to determine accrued chargeback expenses. Significant management judgments are used and estimates made in connection with these expenses in any accounting period. The following table illustrates our provision for chargeback losses as a percentage of revenue for 2011, 2010 and 2009 (in thousands, except percentages):

	2011	2010	2009
Revenue	$398,140	$363,226	$403,766
Provision for Credit Card Chargebacks	487	1,936	1,287
Provision for Credit Card Chargebacks as a % of Revenue	0.1%	0.5%	0.3%

Determining appropriate reserves for chargeback transactions is an inherently uncertain process. The reserves are maintained at a level we deem appropriate to provide for losses incurred on revenue earned in 2011. There may be material differences in our operating results for any period if we change our estimates or if the estimates are not accurate. An aggregate 0.15% deviation in our estimates would have resulted in an increase or decrease in operating income of approximately $0.4 million in 2011, resulting in an approximate $0.01 change in diluted net income per share.

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

Advertising Costs

The costs of advertising are charged to sales and marketing expense as incurred. We incurred advertising expense of $0.4 million, $1.0 million and $1.0 million in 2011, 2010 and 2009, respectively.

Income Taxes

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We record deferred tax assets for favorable tax attributes, including tax loss carryforwards. We currently have U.S. tax loss carryforwards, including acquired operating tax loss carryforwards, and a lesser amount of acquired foreign

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

operating tax loss carryforwards. A portion of the benefit of the acquired tax loss carryforwards has been reserved by a valuation allowance pursuant to U.S. GAAP. These valuation allowances of the deferred tax asset will be reversed if and when it is more likely than not that the deferred tax asset will be realized. We evaluate the need for a valuation allowance of the deferred tax asset on a quarterly basis.

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

ASU 2010-29 — Disclosure of Supplementary Pro Forma Information for Business Combinations:    In December 2010, the FASB issued ASU 2010-29. This amendment to ASC Topic 805 — Business Combinations requires public entities to disclose pro forma revenue and earnings of a combined entity for the current reporting period for all material business combinations as though the acquisition date that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, this same disclosure requirement is applicable. Additionally, supplemental pro forma disclosures were amended to require a description of the nature and amount of material pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. We have adopted the new disclosure requirements as of the period ended March 31, 2011, and it did not have a material impact on our Consolidated Financial Statements.

ASU 2011-04 — Fair Value Measurements:    In May 2011, the FASB issued ASU 2011-04. This update provides amendments to ASC Topic 820 — Fair Value Measurements and Disclosures by creating a uniform framework for applying fair value measurements principles and clarified existing guidance in U.S. GAAP. The amendments called for additional disclosures regarding quantitative information about the significant unobservable inputs used for all Level 3 measurements, information about the sensitivity of a fair value measurement categorized within Level 3 of the fair value hierarchy to changes in unobservable inputs and any interrelationships between those unobservable inputs and a description of the valuation process. Additionally, disclosures are required when current use of a non-financial assets measured at fair value differs from its highest and best use, any transfers from Level 1 and Level 2 and the hierarchy classification for items whose fair value is not recorded on the balance sheet but disclosed in the footnotes. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011, and is to be completed on a prospective basis. Adoption of ASU 2011-04 is not anticipated to have a material impact on our Consolidated Financial Statements.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

ASU 2011-05 — Comprehensive Income:    In June 2011, the FASB issued ASU 2011-05. This amendment requires nonowner changes in stockholders’ equity, reclassifications and all other items affecting comprehensive income be presented in either a single continuous statement or in two separate but consecutive statements for all periods presented. The amendments do not change the items that must be reported in comprehensive income or when an item of other comprehensive income must be reclassified to net income (loss). ASU No. 2011-05 is effective for interim and annual periods beginning after December 15, 2011, and is to be completed on a retrospective basis. Adoption of ASU 2011-05 is not anticipated to have a material impact on our Consolidated Financial Statements.

ASU 2011-08 — Goodwill Impairment Testing:    In September 2011, the FASB issued ASU 2011-08. Under this amendment, qualitative factors are first assessed to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that goodwill is impaired. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing it against the carrying amount. ASU No. 2011-08 is effective for interim and annual periods beginning after December 15, 2011. Adoption of ASU 2011-08 is not anticipated to have a material impact on our Consolidated Financial Statements.

ASU 2011-12 — Presentation Deferral of Accumulated Other Comprehensive Income Reclassifications:    In December 2011, the FASB issued ASU 2011-12 which defers the presentation of reclassifications adjustments out of accumulated other comprehensive income as required by ASU 2011-05. Deferral period is indefinite until FASB can fully review the implications of the proposed disclosure under ASU 2011-05. Adoption of the deferral period under ASU 2011-12 is not anticipated to have a material impact on our Consolidated Financial Statements.

We have determined that all other recently issued accounting standards will not have a material impact on our Consolidated Financial Statements, or do not apply to our operations.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

2.    NET INCOME PER SHARE

The following table summarizes the computation of basic and diluted net income per share (in thousands, except per share data):

	For the Years Ended December 31,
	2011	2010	2009
Net income (loss) per share — basic
Net income (loss) — basic	$17,167	$15,735	$49,771
Weighted average shares outstanding — basic	36,778	37,518	36,975

Net income (loss) per share — basic	$0.47	$0.42	$1.35

Net income (loss) per share — diluted
Net income (loss) — basic	$17,167	$15,735	$49,771
Exclude: Interest expense and amortized financing cost of senior convertible notes, net of tax benefit	78	79	84

Net income (loss) — diluted	$17,245	$15,814	$49,855

Weighted average shares outstanding — basic	36,778	37,518	36,975
Dilutive impact of non-vested stock and options outstanding	532	621	529
Dilutive impact of 2004 senior convertible notes	200	200	200

Weighted average shares outstanding — diluted	37,510	38,339	37,704

Net income (loss) per share — diluted	$0.46	$0.41	$1.32

Options to purchase 1,289,765, 1,304,744 and 1,298,087 shares for 2011, 2010 and 2009, respectively, were not included in the computation of diluted net income per share, because their effect on diluted net income (loss) per share would have been anti-dilutive.

The unissued shares underlying our 2010 senior convertible notes, 7,022,027 and 1,173,544 weighted average shares for 2011 and 2010, respectively, were excluded for the purposes of calculating GAAP diluted net income (loss) per share, because their effect on diluted net income per share would have been anti-dilutive.

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

3.    FAIR VALUE MEASUREMENTS

Financial assets and liabilities that are re-measured and reported at fair value at each reporting period are classified and disclosed in one of the following three categories:

Level 1 — Observable inputs such as quoted prices in active markets;

Level 2 — Other observable inputs available at the measurement date, other than quoted prices included in

Level 1, either directly or indirectly, including:

•	Quoted prices for similar assets or liabilities in active markets;

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

•	Quoted prices for identical or similar assets in less active markets than Level 1 investments;

•	Inputs other than quoted prices that are observable for assets or liabilities; and

•	Inputs that are derived principally from or corroborated by other observable market data.

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

The following table sets forth by level within the fair value hierarchy, our financial assets that were accounted for at fair value on a recurring basis at December 31, 2011 and 2010, (in thousands), according to the valuation techniques we used to determine their fair values. There have been no transfers of assets between the fair value hierarchies presented below:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Balance as of December 31, 2011
Cash and cash equivalents	$497,193	$497,193	$0	$0
Restricted cash	1,524	1,524	0	0
U.S. government sponsored entities	25,999	0	25,999	0
Corporate bonds	176,561	176,561	0	0
Asset backed securities	20,789	0	20,789	0
Market basis equity investments	1,566	1,566	0	0
Auction rate securities	65,338	0	0	65,338

Total assets measured at fair value	$788,970	$676,844	$46,788	$65,338

Balance as of December 31, 2010
Cash and cash equivalents	$565,086	$565,086	$0	$0
Restricted cash	2,070	2,070	0	0
Certificates of deposit	93	93	0	0
U.S. government sponsored entities	34,965	0	34,965	0
Corporate bonds	121,944	121,944	0	0
Asset backed securities	6,027	0	6,027	0
Market basis equity investments	3,818	3,818	0	0
Auction rate securities	83,678	0	0	83,678

Total assets measured at fair value	$817,681	$693,011	$40,992	$83,678

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

The following is a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3 inputs) (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Long-term Investments	Total
Balance as of December 31, 2008	$0	$93,213	$93,213
Total gains or losses (realized/unrealized) included in other comprehensive income	0	9,988	9,988
Purchases	0	0	0
Issuances	0	0	0
Settlements	0	(10,400)	(10,400)
Transfers in and/or out of Level 3	0	0	0

Balance as of December 31, 2009	$0	$92,801	$92,801
Total gains or losses (realized/unrealized) included in other comprehensive income	0	(623)	(623)
Purchases	0	0	0
Issuances	0	0	0
Settlements	0	(8,500)	(8,500)
Transfers in and/or out of Level 3	0	0	0

Balance as of December 31, 2010	$0	$83,678	$83,678
Total gains or losses (realized/unrealized) included in other comprehensive income	0	735	735
Purchases	0	0	0
Issuances	0	0	0
Settlements	0	(19,075)	(19,075)
Transfers in and/or out of Level 3	0	0	0

Balance as of December 31, 2011	$0	$65,338	$65,338

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

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

U.S government sponsored entities.    Consist of Fannie Mae, Freddie Mac and Federal Home Loan Bank investment grade bonds that are traded in less active markets than Level 1 investments. The fair value of these bonds is classified as Level 2. The contractual maturity of these investments is within three years.

Corporate Bonds.    Consist of investment grade corporate bonds that trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. The fair value of these bonds was measured using quoted market prices and is classified as Level 1. The contractual maturity of these investments is within three years.

Asset Backed Securities.    Consist of securities backed by automobile loan receivables that are traded in less active markets than our Level 1 investments. The fair value is classified as Level 2. The contractual maturity of these investments is within one year.

Market Basis Equity Investments.    Consist of available for sale equity securities that trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. The fair value of these investments was measured using quoted market prices and is classified as Level 1. We acquired our market basis equity investments during 2010. In 2011 and 2010, we recorded other-than-temporary charges of $2.2 million and $2.2 million, respectively, as we determined that our cost basis was not recoverable.

Auction Rate Securities.    As of December 31, 2011, we held $71.5 million of auction rate securities (ARS) at par value which we have recorded at $65.3 million fair value. As of December 31, 2010, we held $90.6 million of ARS at par which was recorded at $83.7 million fair value. The ARS are student loans over-collaterallized and guaranteed by the U.S. government and most are AAA/Aaa rated. Almost all of these securities continue to fail at auction due to continued illiquid market conditions.

Due to the illiquid market conditions, we have recorded a temporary fair value reduction of our ARS in the amount of $6.2 million (8.6% of par value) in our balance sheets ended December 31, 2011, under “Accumulated other comprehensive income (loss), compared to $6.9 million temporary fair value reduction in 2010 (7.6% of par value). The determination of fair value required management to make estimates and assumptions about the ARS. The discounted cash flow model we used to value these securities included the following assumptions:

•	determination of the penalty coupon rate, frequency of reset period associated with each ARS

•	an average redemption period of seven years

•	a contribution of the ARS paying its contractually stated interest rate

•	determination of the risk adjusted discount rate based on LIBOR rates for these maturities plus market information on student loan credit spreads

The aggregate ARS portfolio had an annualized yield of 1.5% and 1.7% as of December 31, 2011 and 2010, respectively. We continue to receive 100% of the contractually required interest payments. The portfolio had a weighted average maturity of 27.5 and 29.3 years as of December 31, 2011 and 2010, respectively. We continue to believe that we will be able to liquidate at par over time. We do not intend to sell the investments prior to recovery of their amortized cost basis nor do we believe it is more likely than not we may be required to sell the investments prior to recovery of their amortized cost basis. Accordingly, we treated the fair value decline as temporary. We anticipate we will have sufficient cash flow from operations to execute our business strategy and fund our operational needs. We believe that capital markets are also available if we need to finance other investing alternatives.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

We classify our ARS as Level 3 long-term investments until we receive a call or partial call on the securities. Upon receipt of a call or partial call, we classify the securities subject to the call or partial call, as Level 1 short term investments. As of December 31, 2011, and 2010, our entire ARS portfolio was classified as Level 3 long-term investments. In 2011 and 2010, we’ve liquidated $19.1 million and $8.5 million, respectively, of ARS due to full or partial calls at par.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances like evidence of impairment. In 2011 and 2010, other than the intangible impairment discussed in Note 5 — Goodwill and Intangible Assets, we had no significant fair value adjustments of assets or liabilities on a nonrecurring basis subsequent to their initial recognition.

The aggregate carrying value and fair value of the Company’s cost method equity investments at December 31, 2011 and 2010, was $32.1 million and $23.2 million, respectively, and is included under “Long-term investments” in the Consolidated Balance Sheets. The increase in carrying value was due to a $10.0 million investment during the third quarter of 2011. We have evaluated the investments for impairment and we believe that the entity valuations completed at acquisition and the investee’s subsequent performance against those projections indicates that the acquisition price continues to represent fair value.

As of December 31, 2011 and 2010, the fair value of our $345.0 million 2.0% fixed rate 2010 senior convertible notes was valued at $285.1 million and $338.3 million, respectively, based on the quoted fair market value of the debt.

As of December 31, 2011 and 2010, the fair value of our $8.8 million 1.25% fixed rate 2004 senior convertible notes was valued at $8.6 million and $9.0 million, respectively, based on the quoted fair market value of the debt.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

4.     INVESTMENTS

As of December 31, 2011 and 2010, our available-for-sale securities consisted of the following (in thousands):

			Gross Unrealized Losses			Maturities/Reset Dates
	Cost	Gross Unrealized Gains	Less than 12 Months	Greater than 12 Months	Fair Value	Less than 12 Months	Greater than 12 Months
Balance as of December 31, 2011
U.S. government sponsored entities	$26,000	$4	$(5)	$0	$25,999	$20,004	$5,995
Corporate bonds	176,797	374	(610)	0	176,561	63,452	113,109
Asset backed securities	20,795	2	(8)	0	20,789	20,789	0
Market basis equity investments	1,566	0	0	0	1,566	0	1,566
Auction Rate Securities	71,525	0	0	(6,187)	65,338	0	65,338

Total available-for-sale securities	$296,683	$380	$(623)	$(6,187)	$290,253	$104,245	$186,008

Balance as of December 31, 2010
Certificates of deposit	$93	$0	$0	$0	$93	$93	$0
U.S. government sponsored entities	35,021	2	(58)	0	34,965	34,965	0
Corporate bonds	122,132	97	(285)	0	121,944	8,330	113,614
Asset backed securities	6,033	0	(6)	0	6,027	6,027	0
Market basis equity investments	3,818	0	0	0	3,818	0	3,818
Auction Rate Securities	90,600	0	0	(6,922)	83,678	0	83,678

Total available-for-sale securities	$257,697	$99	$(349)	$(6,922)	$250,525	$49,415	$201,110

We consider the fair value decline of our investments in U.S. government sponsored entities, corporate bonds and asset backed securities to be temporary, as we do not intend to sell the investments and it is not likely that we will be required to sell the investments before recovery of their amortized cost basis. See Note 3 — Fair Value Measurements, regarding the fair value decline in auction rate securities.

Realized gains or losses on investments are recorded in our Consolidated Statements of Operations within “Other income (expense), net”. In 2011, 2010 and 2009, our proceeds on sales of investment equaled par value. Upon the sale of a security classified as available for sale, the amount reclassified out of “Accumulated other comprehensive income (loss)” into earnings is based on the specific identification method. We reclassified $2.2 million, $0.4 million and $0.9 million from “Accumulated other comprehensive income (loss)” to net assets in relation to securities settled at par within 2011, 2010 and 2009, respectively. Realized gains and losses on sales of investments were a gain of $0.6 million in 2011. Realized losses on sales of investments were immaterial in 2010 and 2009.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

5.     GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the net carrying amount of goodwill for the years ended December 31, 2011 and 2010 are as follows (in thousands):

Total
Balance as of December 31, 2009	$279,538
Goodwill from acquisitions and earn-outs	13,239
Adjustments from foreign currency translation	(8,837)

Balance as of December 31, 2010	$283,940
Goodwill from acquisitions and earn-outs	0
Adjustments from foreign currency translation	(2,082)

Balance as of December 31, 2011	$281,858

Intangible Assets

We amortize certain definite lived intangibles over their useful lives. Useful lives are based on our estimates of the period of time over which the assets will generate revenue or benefit our business. We review assets with definite lives for impairment whenever events or changes in circumstances indicate that the value we are carrying on our financial statements for an asset may not be recoverable. Our evaluation considers non-financial data such as changes in the operating environment and business strategy, competitive information, market trends and operating performance. If there are indications that an impairment may have occurred, we compare an undiscounted cash flow analysis to the carrying value of the assets. If the carrying amount of the asset exceeds the undiscounted cash flows, we measure the amount of the impairment by comparing the carrying amount of the asset to its fair value. Due to changes in our business strategy in 2011, we determined that an indicator of impairment existed for certain intangible assets and a $9.4 million impairment was recorded to reduce the book carrying values of certain customer relationship, trade name, technology, and non-compete agreements . These intangible assets were established in the purchase accounting of our Journey Education Marketing, Inc., fatfoogoo, AG and THINK Subscription, Inc. acquisitions. The fair value was computed using an income approach that utilizes significant unobservable inputs, or Level 3 inputs in the fair value hierarchy. The adjustment was recorded in “Amortization of acquisition-impairment intangibles” on the Consolidated Statements of Operations for the year ended December 31, 2011. There have been no material impairments of other intangible assets for the years 2010 and 2009.

Information regarding our other intangible assets is as follows (in thousands):

	As of December 31, 2011
	Carrying Amount Gross	Accumulated Amortization	Carrying Amount Net
Customer relationships	$65,292	$52,133	$13,159
Non-compete agreements	5,136	5,136	0
Technology/tradename	33,438	28,273	5,165

Total	$103,866	$85,542	$18,324

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

	As of December 31, 2010
	Carrying Amount Gross	Accumulated Amortization	Carrying Amount Net
Customer relationships	$71,700	$47,225	$24,475
Non-compete agreements	7,381	5,315	2,066
Technology/tradename	38,936	27,566	11,370

Total	$118,017	$80,106	$37,911

Amortization expense was $18.0 million, $7.8 million and $7.6 million, for the years ended 2011, 2010 and 2009, respectively.

Estimated amortization expense for the remaining life of the intangible assets, based on intangible assets as of December 31, 2011, is as follows (in thousands):

Year
2012	$6,804
2013	3,210
2014	3,178
2015	2,636
2016	1,669
Thereafter	827

Total	$18,324

6.    STOCK-BASED COMPENSATION

Option and Restricted Stock Awards

2007 Plan

Our stockholders approved the Digital River, Inc. 2007 Equity Incentive Plan (the “2007 Plan”) at the Company’s annual stockholder meeting held on May 31, 2007. The number of shares issuable under the 2007 Plan equals 7,450,000 shares of our common stock. In addition, shares not issued under the 1998 Plan shall become available for issuance under the 2007 Plan to the extent a stock option or other stock award under the 1998 Plan expires or terminates before shares of common stock are issued under the award. Under our 2007 Equity Incentive Plan we have the flexibility to grant incentive and non-statutory stock options, restricted stock awards, restricted stock unit awards and performance shares to our directors, employees, and consultants. There were 3,532,663 shares still reserved under the plan as of December 31, 2011.

1998 Plan

The 1998 Equity Incentive Plan expired in June 2008 except as to options still outstanding under the plan.

General Stock Award Information

Awards that expire or are canceled without delivery of shares generally become available for issuance under the Plan. We issue new shares to satisfy exercises and vestings of awards granted under the stock award plan. Awards typically vest over 4 years.

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

A summary of the changes in outstanding options is as follows:

	Options Outstanding	Weighted Average Price Per Share
Balance, December 31, 2008	2,945,850	$30.08
Granted	95,000	26.43
Exercised	(436,631)	23.02
Canceled/expired	(106,994)	36.23

Balance, December 31, 2009	2,497,225	$30.91
Granted	0	0.00
Exercised	(328,717)	15.23
Canceled/expired	(231,545)	31.25

Balance, December 31, 2010	1,936,963	$33.53
Granted	0	0.00
Exercised	(19,359)	18.80
Canceled/expired	(95,712)	40.71

Balance, December 31, 2011	1,821,892	$33.31

The following table summarizes significant ranges of outstanding and exercisable options under our 1998 Plan and 2007 Plan as of December 31, 2011:

	Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Life Remaining	Weighted Average Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Price	Aggregate Intrinsic Value
$ 4.65 - $7.55	17,821	0.5 years	$5.81	$164,209	17,821	$5.81	$164,209
9.55 - 13.92	237,099	0.6 years	12.11	688,836	237,099	12.11	688,836
16.72 - 22.98	191,402	2.2 years	22.72	0	188,402	22.78	0
23.01 - 30.69	279,851	3.6 years	28.93	0	272,851	29.04	0
31.84 - 38.41	652,069	5.6 years	33.06	0	616,411	33.09	0
40.10 - 57.36	443,650	5.1 years	53.46	0	442,150	53.50	0

$ 4.65 - $57.36	1,821,892	4.1 years	$33.31	$853,045	1,774,734	$33.38	$853,045

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $15.02 as of December 31, 2011, which would have been received by the option holders had those option holders exercised their options as of that date. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 were $0.3 million, $6.2 million and $5.6 million, respectively, determined as of the date of exercise. The weighted average life remaining on exercisable options is 4.0 years.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

Restricted stock awards are subject to forfeiture if employment terminates prior to the release of the restrictions. Performance based awards (performance shares) are subject to forfeiture if employment terminates prior to the release of the restrictions or if established performance goals are not met. During the vesting period, ownership of the shares cannot be transferred. Restricted stock and performance shares are considered issued and outstanding at the grant date and have the same dividend and voting rights as other common stock, such dividend rights are forfeitable during the vesting period. A summary of the changes in restricted stock and performance shares under our 1998 Plan and 2007 Plan as of December 31, 2011, is as follows:

	Restricted Stock and Performance Shares	Weighted Average Fair Value
Non-Vested Balance, December 31, 2008	353,362	$35.45
Granted	1,286,100	26.23
Vested	(126,243)	37.32
Forfeited	(142,396)	26.90

Non-Vested Balance, December 31, 2009	1,370,823	$27.52
Granted	1,260,050	27.81
Vested	(377,201)	29.35
Forfeited	(298,164)	26.56

Non-Vested Balance, December 31, 2010	1,955,508	$27.50
Granted	1,014,150	32.51
Vested	(573,443)	28.23
Forfeited	(249,203)	28.95

Non-Vested Balance, December 31, 2011	2,147,012	$29.50

Employee Stock Purchase Plan

We also sponsor an employee stock purchase plan under which 2,200,000 shares have been reserved for purchase by employees. The purchase price of the shares under the plan is the lesser of 85% of the fair market value on the first or last day of the offering period. Offering periods are currently every six months ending on June 30 and December 31. Employees may designate up to ten percent of their compensation for the purchase of shares under the plan. Total shares purchased by employees under the plan were 140,910, 115,710 and 113,675 in the years ended December 31, 2011, 2010 and 2009, respectively. There were 998,482 shares still reserved under the plan as of December 31, 2011.

Inducement Equity Incentive Plan

Effective on December 14, 2005, we adopted an Inducement Equity Incentive Plan (the “Inducement Plan”) initially for Commerce 5, Inc. executives who joined Digital River as a result of the acquisition, or other personnel who join us after the date of the Inducement Plan adoption. A total of 87,500 restricted shares of Digital River stock may be issued under the Inducement Plan, subject to vesting. In accordance with the NASDAQ rules, no stockholder approval was required for the Inducement Plan. There were 34,858 shares still reserved under the plan as of December 31, 2011.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

Expense Information

The following table summarizes stock-based compensation expense, net of tax, related to employee stock options, awards and employee stock purchases recognized (in thousands):

	Year Ended December 31,
	2011	2010	2009
Costs and expenses
Direct cost of services	$269	$621	$658
Network and infrastructure	1,310	997	751
Sales and marketing	8,115	6,997	6,742
Product research and development	3,099	3,145	2,439
General and administrative	9,321	9,013	7,680

Stock-based compensation included in costs and expenses	22,114	20,773	18,270
Tax benefit	(7,942)	(7,396)	(6,420)

Stock-based compensation expense, net of tax	$14,172	$13,377	$11,850

Valuation Information

During the year ended December 31, 2009, we estimated the fair value of each stock option on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions. No stock options were granted in 2011 or 2010.

2009
Risk-free interest rate	1.3%
Expected life (years)	3.14
Volatility factor	46%
Expected dividends	—
Weighted average fair value of options granted	$8.68

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

As stock-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. U.S. GAAP requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

At December 31, 2011, there was approximately $0.3 million of total unrecognized stock-based compensation expense, adjusted for estimated forfeitures, related to unvested stock option awards that we expect to recognize over a weighted-average period of 0.4 years. At December 31, 2011, there was approximately $37.7 million of total unrecognized stock-based compensation expense, adjusted for estimated forfeitures, related to unvested restricted stock and performance share awards that we expect to recognize over a weighted-average period of 2.5 years.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

During the years ended December 31, 2011, 2010 and 2009, we estimated the fair value of stock-based compensation expense associated with our employee stock purchase plans on the date of grant using the Black-Scholes option pricing valuation model with the following weighted average assumptions:

	2011	2010	2009
Risk-free interest rate	0.1%	0.2%	0.3%
Expected life (years)	0.5	0.5	0.5
Volatility factor	36%	52%	63%
Expected dividends	—	—	—
Weighted average fair value of employee stock purchase plan shares	$8.38	$7.62	$8.90

7.    INCOME TAXES

The components of pretax income are as follows (in thousands):

	Year ended December 31,
	2011	2010	2009
United States	$(11,507)	$9,553	$27,418
International	27,118	3,720	34,378

Income (loss) before income taxes	$15,611	$13,273	$61,796

The provision (benefit) for income taxes is composed of the following (in thousands):

	Year ended December 31,
	2011	2010	2009
Current tax expense (benefit):
United States federal	$(5,114)	$1,675	$12,886
State and local	(346)	435	726
International	4,126	2,548	3,647

Total current provision for income taxes	(1,334)	4,658	17,259
Deferred tax expense (benefit):
United States federal	(278)	(5,171)	(4,021)
State and local	(17)	(325)	(230)
International	73	(1,624)	(983)

Total deferred provision (benefit) for income taxes	(222)	(7,120)	(5,234)

Income tax expense (benefit)	$(1,556)	$(2,462)	$12,025

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate of 35% to income before income taxes (in thousands):

	Year ended December 31,
	2011	2010	2009
Tax expense at statutory rate	$5,464	$4,646	$21,629
State taxes, net of federal benefit	(262)	72	496
International rate differential	(7,901)	(1,364)	(9,662)
Tax credits	(661)	(8,612)	(484)
Nondeductible expense and other	1,115	842	(8)
Valuation allowance release	(84)	(974)	(305)
Adjustment for unrecognized tax benefits	773	2,928	359

Income tax expense (benefit)	$(1,556)	$(2,462)	$12,025

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred income taxes are as follows (in thousands):

	2011	2010
Deferred tax assets:
Net operating loss and credit carryforwards	$11,101	$6,641
Nondeductible reserves and accruals	28,331	28,456
Depreciation and amortization	7,522	3,716
Valuation allowance	(3,812)	(816)

Total deferred tax assets	43,142	37,997

Deferred tax liabilities:
Depreciation	(6,201)	(2,054)
Other intangibles	(9,633)	(11,657)

Total deferred tax liabilities	(15,834)	(13,711)

Net deferred tax assets	$27,308	$24,286

As of December 31, 2011, we had a U.S. tax loss carryback/carryforward of approximately $32.2 million, of which $17.6 million can offset prior U.S. taxable income and $14.6 million can be carried forward to offset future U.S. taxable income. The tax losses consist of U.S. net operating losses of $18.8 million and acquired U.S. net operating losses of $13.4 million. The U.S. tax loss carryforwards expire in the years 2015 through 2031. As of December 31, 2011, we also had foreign tax loss carryforwards of approximately $9.0 million, consisting primarily of acquired foreign net operating losses. The foreign loss carryforwards do not expire under current law.

There is uncertainty of future realization of some of the deferred tax assets resulting from tax loss carryforwards due to anticipated limitations. Therefore, a valuation allowance was recorded against the tax effect of such tax loss carryforwards, including a portion of state net operating losses and all foreign net operating losses. At December 31, 2011, the Company had a valuation allowance on approximately $3.6 million of deferred tax assets related to operating losses and $0.2 million of deferred tax assets related to other tax attributes as we believe it is more likely than not that these deferred tax assets will not be realized. Any future release of this valuation allowance will reduce expense.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of December 31, 2008	$6,395
Increases for tax positions taken during current year	1,791
Increases for tax positions taken during prior years	10
Decreases for tax positions taken during prior years	(983)
Decreases as a result of settlements with taxing authorities	(639)

Balance as of December 31, 2009	$6,574
Increases for tax positions taken during current year	4,195
Decreases for tax positions taken during prior years	(265)
Decreases for expiration of statute of limitations	(93)
Decreases as a result of settlements with taxing authorities	(385)

Balance as of December 31, 2010	$10,026
Increases for tax positions taken during current year	252
Increases for tax positions taken during prior years	2,843
Decreases for tax positions taken during prior years	(842)
Decreases for expiration of statute of limitations	(1,385)
Decreases as a result of settlements with taxing authorities	(225)

Balance as of December 31, 2011	$10,669

All of these unrecognized tax benefits would affect our effective tax rate if recognized. We recognize interest and penalties related to uncertain tax positions in income tax expense. We had approximately $0.5 million and $0.4 million of accrued interest and penalties related to uncertain tax positions at December 31, 2011 and 2010, respectively. Interest on unrecognized tax benefits was $0.1 million, ($0.5) million, and $0.1 million in years 2011, 2010, and 2009.

The Company and its subsidiaries file income tax returns in U.S. federal and various state jurisdictions, and foreign jurisdictions. The tax years 2006-2010 remain open to examination by the major taxing jurisdictions to which we are subject. During the year, the IRS completed an examination of the Company’s 2009 U.S. tax return. Due to the potential resolution of examinations currently being performed by taxing authorities, and the expiration of various statutes of limitation, it is reasonably possible that our gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $1.5 million. Beyond this estimate, it is not practical to determine the timing of any cash flows related to these uncertain tax positions.

No provision has been made for federal income taxes on approximately $142.9 million of our foreign subsidiaries undistributed earnings as of December 31, 2011, since we plan to indefinitely reinvest all such earnings. If these earnings were distributed to the U.S. in the form of dividends or otherwise, we would be subject to U.S. income taxes on such earnings. The amount of U.S. income taxes would be subject to adjustment for foreign tax credits and for the impact of the step-up in the basis of assets resulting from elections made at the time of acquisitions. If these earnings were to be distributed, the income tax liability would be approximately $36.6 million. During 2010, we repatriated approximately $26 million of earnings from our German subsidiary, resulting in a U.S. tax benefit driven by the generation of excess foreign tax credits. This was a one-time distribution as we indefinitely reinvest all remaining foreign earnings.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

8.    COMMITMENTS AND CONTINGENCIES

Leases

We currently have 40 facility leases in addition to leasing certain computer equipment under non-cancelable operating leases. Total rent expense, including common area maintenance charges, recognized under all leases was $8.5 million, $7.3 million and $7.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. We did not incur contingent or sublease rental expense in 2011, 2010 or 2009. The minimum annual rent payments under long-term leases at December 31, 2011, were as follows (in thousands):

Year ending December 31,	Lease Obligations
2012	$5,823
2013	5,890
2014	4,060
2015	3,678
2016	3,602
Thereafter	17,477

Total future minimum obligations	$40,530

In 2010, we entered into an operating lease agreement for our headquarter office space in Minnetonka, MN. The operating lease contains a ten year term and commenced in the second quarter of 2011. We have a right to renew the term for a single five year period subsequent to the original term. Significant provisions of the lease include a rent holiday for the first eighteen months of occupancy, subsequent rent escalations and leasehold improvement allowances. The rent holiday and escalations will be amortized over the life of the agreement. Leasehold improvement allowances will be classified as a reduction to rent and will be recorded as a function of property and equipment, net, with amortization recorded over the life of the lease. There are no other unusual provisions or conditions, such as contingent rent payments or rent concessions.

Litigation

DDR Holdings, LLC (DDR Holdings) has brought a claim against us and several other defendants regarding U.S. Patents No. 6,629,135 (the “‘135 patent”) and 6,993,572 (the “‘572 patent”), which are owned by DDR Holdings. These patents claim e-commerce outsourcing systems and methods relating to the provision of outsourced e-commerce support pages having a common look and feel with a host’s website. The case was filed in the U.S. District Court for the Eastern District of Texas on January 31, 2006. The complaint seeks injunctive relief, declaratory relief, damages and attorneys’ fees. We have denied infringement of any valid claim of the patents-in-suit, and have asserted counter-claims which seek a judicial declaration that the patents are invalid and not infringed. After a delay due to DDR Holdings’ request for re-examination of the ‘135 and ‘572 patents, in October 2010 the Court granted DDR Holdings’ unopposed motion to lift the stay in the litigation. Digital River and DDR are currently engaged in the discovery phase of the litigation. We intend to vigorously defend ourselves in the DDR Holdings matter, however, no assurances can be given at this time as to the ultimate outcome of this case, or the range of potential loss should the outcome be unfavorable.

In December 2010, a lawsuit was filed against a number of software companies, including us, by Uniloc USA, Inc. and Uniloc Singapore Private Limited in the United States District Court for the Eastern District of Texas. The complaint seeks monetary damages in unspecified amounts and permanent injunction based upon

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

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

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

Commitments and Guarantees

At certain times, we enter into agreements where a letter of credit is required to ensure payment of future obligations by counterparties, such as our credit card processors and international taxing jurisdictions. Upon withdrawal, we are obligated to fund the executor bank on demand. We have not set aside specific funds to cover this potential obligation as we can generally recover these costs from our clients. If drawn upon, we expect to fund this commitment with cash and cash equivalents. There was $3.3 million and $0.3 million in undrawn letters of credit at December 31, 2011, and 2010, respectively.

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

Holders have the right to convert some or all of the 2010 Notes at any time prior to the maturity date into shares of our common stock at the initial conversion rate of 20.3537 shares per $1,000 in principal amount of the 2010 Notes, which is equal to an initial conversion price of approximately $49.13 per share. At the initial conversion rate, assuming the conversion of all $345.0 million in aggregate principal amount, the 2010 Notes may be converted into approximately 7,022,027 shares of our common stock. We will adjust the conversion price if certain events occur, as specified in the related indenture, such as the issuance of our common stock as a dividend or distribution or the occurrence of a stock subdivision or combination. If we undergo certain types of fundamental changes, as defined in the indenture, on or before November 1, 2015, we will be required to pay a fundamental change make-whole premium on 2010 Notes converted in connection with such make-whole fundamental change by increasing the conversion rate. The amount of the fundamental change make-whole premium, if any, will be based on our common stock price and the effective date of the make-whole fundamental change.

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

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

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

We incurred interest expense of $9.0 million, $1.7 million and $5.3 million in 2011, 2010 and 2009, respectively, related to our senior convertible notes.

10.    STOCKHOLDERS’ EQUITY

Share Repurchase Program

Set forth below is information regarding the Company’s stock repurchases during 2011 and 2010. No stock repurchases were made in 2009.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan (in millions)
2010	943,881	$37.08	943,881	$0.0
2011	4,265,168	$18.70	4,265,168	$20.2

Total	5,209,049		5,209,049

11.    EMPLOYEE BENEFIT PLAN

401K Plan

We have a defined contribution 401(k) retirement plan for eligible employees. Employees may contribute up to 15% of their pretax compensation to the plan, with us providing a discretionary match of up to 50% of the total employee contribution. Amounts charged to expense related to our matching contributions were $1.1 million, $2.7 million and $2.3 million in 2011, 2010 and 2009, respectively.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

12.    SEGMENT INFORMATION

We view our operations and manage our business as one reportable segment, providing outsourced commerce solutions globally to a variety of companies, primarily in the software and high-tech products markets. Factors used to identify our single operating segment include the financial information available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance. We market our products and services through our offices in the United States and our wholly-owned branches and subsidiaries operating in Austria, Brazil, China, Germany, Korea, Ireland, Japan, Luxembourg, Mexico, Singapore, Sweden, Taiwan and the United Kingdom.

Sales to international customers accounted for 46.2%, 46.4% and 41.1% of revenue for 2011, 2010 and 2009, respectively. Sales are attributed to a geographic region based on the ordering location of the customer. Summarized revenue information by region is outlined below (dollars in thousands). If revenue earned in any individual country exceeds 10% of the revenue reported for the period, the country is separately listed. The remaining balance is segregated to Europe and other. Currently, no non-U.S country exceeds the 10% threshold.

	2011	2010	2009
United States	$214,199	$194,689	$237,726
Europe	121,433	110,784	109,329
Other	62,508	57,753	56,711

Total	$398,140	$363,226	$403,766

Microsoft Corporation accounted for approximately 27.7%, 24.7% and 11.8% of our revenue in 2011, 2010 and 2009, respectively.

Symantec Corporation accounted for approximately 6.9% and 28.4% of our total revenue in 2010 and 2009, respectively. We had minimal Symantec related revenue in 2011.

The following table presents selected asset information by geographic area based on the physical location of the assets (in thousands). If assets in any individual country exceed 10% of the assets reported for the period, the country is separately listed. The remaining balance is segregated to Europe and other. Currently, no non-U.S country exceeds the 10% threshold.

	2011		2010
	United States	Europe and Other	United States	Europe and Other
Total property and equipment	$131,701	$19,475	$121,743	$18,532
Accumulated depreciation	(84,241)	(15,398)	(76,995)	(13,681)

Net property and equipment	$47,460	$4,077	$44,748	$4,851

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements — (Continued)

13.    QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables contain selected unaudited statement of operations information for each quarter of 2011 and 2010. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

Unaudited quarterly results of operations are as follows (in thousands, except per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31
2011
Revenue	$98,185	$92,520	$95,411	$112,024
Direct cost of services(1)	4,163	3,856	3,663	3,809
Network and infrastructure(1)	12,612	12,477	12,017	12,327
Income (loss) from operations	9,801	(42)	4,797	5,894
Net income (loss)	7,019	291	5,518	4,339
Net income (loss) per share — basic	$0.19	$0.01	$0.15	$0.12
Net income (loss) per share — diluted	$0.18	$0.01	$0.15	$0.12

	Quarter Ended
	March 31	June 30	September 30	December 31
2010
Revenue	$98,726	$81,832	$84,987	$97,681
Direct cost of services(1)	4,637	4,356	4,548	4,248
Network and infrastructure(1)	11,432	12,118	11,146	12,213
Income (loss) from operations	8,127	(5,495)	2,478	7,883
Net income (loss)	6,967	(2,480)	5,861	5,387
Net income (loss) per share — basic	$0.19	$(0.07)	$0.16	$0.14
Net income (loss) per share — diluted	$0.18	$(0.07)	$0.15	$0.14

(1)	Gross profit is calculated as revenue less direct cost of services and network and infrastructure expenses and excludes depreciation and amortization expense

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS	AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011. The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation of our disclosure controls and procedures as of December 31, 2011, our Chief Executive Officer and our Chief Financial Officer concluded that as of that date, our disclosure controls were effective at the reasonable assurance level.

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

Management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the

Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2011, as stated in their report in which they expressed an unqualified opinion, which is included herein.

Changes in Internal Control over Financial Reporting

We have been converting to a new enterprise resource planning (ERP) system. Implementation of the ERP system has occurred in phases. During the year ended December 31, 2011, no new phases of the new ERP system were implemented. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a — 15(f) and 15d — 15(f) under the Exchange Act) during the year ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Digital River, Inc.

We have audited Digital River, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Digital River, Inc’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Digital River, Inc’s internal control over financial reporting based on our audit.

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

In our opinion, Digital River, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Digital River, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011, of Digital River, Inc. and subsidiaries and our report dated February 27, 2012, expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Minneapolis, Minnesota

February 27, 2012

ITEM 9B. OTHER	INFORMATION

None.

PART III

Certain information required in Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2012 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 10. DIRECTORS,	EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The information relating to directors and the Audit Committee of the Board of Directors required by this item will be contained under the captions Proposal 1. “Election of Directors” and “Board Committees and Meetings” in a definitive proxy statement involving the election of directors, by reference to the Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed within 120 days after the end of the Company’s fiscal year.

The information required by Items 405, 407(d)(4) and 407(d)(5) of Regulation S-K will be included under the captions “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board Committees and Meetings” in the 2012 Proxy Statement, and that information is incorporated by reference herein.

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

Other Disclosures

Other disclosures required by this Item will be incorporated herein by reference to the Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed within 120 days after the end of the Company’s fiscal year.

ITEM 11. EXECUTIVE	COMPENSATION

Information concerning “Executive Compensation,” including information concerning “Compensation Committee Interlocks” and “Compensation Committee Report,” will be incorporated herein by reference to the Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed within 120 days after the end of the Company’s fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information as to “Securities Authorized for Issuance under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management” will be incorporated herein by reference to the Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed within 120 days after the end of the Company’s fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information as to “Certain Relationships and Related Transactions,” and “Director Independence” will be incorporated herein by reference to the Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed within 120 days after the end of the Company’s fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information as to principal accountant fees and services will be incorporated herein by reference to the Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed within 120 days after the end of the Company’s fiscal year.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this report:

(1)  Financial Statements.

The consolidated financial statements required by this item are filed as part of this report under Item 8 — Financial Statements and Supplementary Data.

(2)  Financial Statement Schedules.

All schedules for which provision is made in the applicable accounting regulations of the SEC have been omitted as not required or not applicable, or the information required has been included elsewhere by reference in the financial statements and related notes, except for Schedule II, which is included with this Form 10-K, as filed with the SEC.

(3)  Exhibits.

See exhibits listed under the Exhibit Index below.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Minnetonka, State of Minnesota, on February 27, 2012.

DIGITAL RIVER, INC.

By:	/s/ Joel A. Ronning
Joel A. Ronning
Chief Executive Officer (Principal Executive Officer)

We, the undersigned, directors and officers of Digital River, Inc., do hereby severally constitute and appoint Joel A. Ronning and Stefan B. Schulz and each or any of them, our true and lawful attorneys and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Joel A. Ronning Joel A. Ronning	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2012

/s/ Stefan B. Schulz Stefan B. Schulz	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 27, 2012

/s/ Thomas F. Madison Thomas F. Madison	Director	February 27, 2012

/s/ Cheryl F. Rosner Cheryl F. Rosner	Director	February 27, 2012

/s/ Douglas M. Steenland Douglas M. Steenland	Director	February 27, 2012

/s/ Perry W. Steiner Perry W. Steiner	Director	February 27, 2012

/s/ Alfred F. Castino Alfred F. Castino	Director	February 27, 2012

/s/ Timothy J. Pawlenty Timothy J. Pawlenty	Director	February 27, 2012

Digital River, Inc.

Schedule II

For Years Ended December 31, 2011, 2010 and 2009

(in thousands)

2011	Balance at Beginning of Year	Charges to Costs and Expenses	Deductions	Balance at End of Year
Allowance for doubtful accounts	$4,902	$3,399	$(3,688)	$4,613
Accrued chargeback reserve	1,936	10,175	(11,624)	487

2010	Balance at Beginning of Year	Charges to Costs and Expenses	Deductions	Balance at End of Year
Allowance for doubtful accounts	$2,222	$7,284	$(4,604)	$4,902
Accrued chargeback reserve	1,287	9,881	(9,232)	1,936

2009	Balance at Beginning of Year	Charges to Costs and Expenses	Deductions	Balance at End of Year
Allowance for doubtful accounts	$2,457	$4,954	$(5,189)	$2,222
Accrued chargeback reserve	1,608	11,114	(11,435)	1,287

Deferred income tax asset valuation allowance	Balance at Beginning of Year	Charged / (Credited) to Expenses	Charged / (Credited) to Other Accounts	Balance at End of Year
2011	$816	$(279)	$3,275	$3,812
2010	1,144	(914)	586	816
2009	1,371	(227)	0	1,144

INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1(2)	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.
3.2(4)	Amended and Restated Bylaws of the Registrant, as currently in effect.
4.1(5)	Specimen Stock Certificate.
4.2(9)	Indenture dated as of June 1, 2004, between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the 2004 Note.
4.3(17)	Indenture dated as of November 1, 2010, between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the 2010 Note.
10.1(5)	Form of Indemnity Agreement between Registrant and each of its directors and executive officers.
10.3(5)	Consent to Assignment and Assumption of Lease dated April 22, 1998, by and between CSM Investors, Inc., IntraNet Integration Group, Inc. and Registrant.
10.4(3)	Assignment of Lease dated April 21, 1998, by and between Intranet Integration Group, Inc. and Registrant.
10.5(3)	Lease Agreement dated January 18, 2000, between Property Reserve, Inc. and Registrant.
10.6(4)	First Amendment of Lease dated January 31, 2001, to that certain Lease dated April 24, 1996, between CSM Investors, Inc. and Registrant (as assignee of Intranet Integration Group, Inc.).
10.7(6)	1998 Stock Option Plan, as amended and superseded by Exhibit 10.19.*
10.8(7)	1999 Stock Option Plan, formerly known as the 1999 Non-Officer Stock Option Plan, as amended and superseded by Exhibit 10.19.*
10.9(6)	2000 Employee Stock Purchase Plan, as amended, and offering.*
10.11(8)	Second Amendment of Lease dated April 22, 2002, to that certain Lease dated April 24, 1996, between CSM Investors, Inc. and Registrant (as assignee of Intranet Integration Group, Inc.) as amended.
10.12(8)	Second Amendment of Lease dated April 28, 2003, to that certain Lease dated January 18, 2000, between Property Reserve Inc. and Registrant.
10.15(9)	Registration Rights Agreement dated as of June 1, 2004, between Digital River, Inc. and the initial purchasers of Senior Convertible Notes due January 1, 2024.
10.16(13)	Summary of Compensation Program for Non-Employee Directors.
10.17(14)	Second Amended and Restated Symantec Online Store Agreement, by and among Symantec Corporation, Symantec Limited, Digital River, Inc. and Digital River Ireland Limited effective April 1, 2006 ‡
10.18(10)	1998 Equity Incentive Plan (formerly known as 1998 Stock Option Plan).*
10.19(13)	Amended and Restated Employment Agreement for Joel A. Ronning.*
10.20(13)	Change of Control and Severance Agreement for Thomas M. Donnelly.*
10.21(11)	Form of Amendment to Non-Qualified Stock Option Agreement.*
10.22(12)	Inducement Equity Incentive Plan.*
10.23(15)	2007 Equity Incentive Plan.*
10.24(13)	Change of Control and Severance Agreement for Kevin L. Crudden.*
10.25(16)	Microsoft Operations Digital Distribution Agreement, by and among Digital River, Inc. and Microsoft Corporation effective September 1, 2006 ‡
10.26(16)	Direct Reseller Addendum to the Microsoft Operations Digital Distribution Agreement, by and among Digital River, Inc. and Microsoft Corporation effective September 1, 2006 ‡
10.27(16)	Omnibus Amendment to the Microsoft Operations Digital Distribution Agreement, by and among Digital River, Inc. and Microsoft Corporation effective October 4, 2007 ‡
10.28(16)	Amendment to the Microsoft Operations Digital Distribution Agreement, by and among Digital River, Inc. and Microsoft Corporation effective December 2, 2008 ‡

Exhibit Number	Description of Document
10.29(16)	Amendment to the Microsoft Operations Digital Distribution Agreement, by and among Digital River, Inc. and Microsoft Corporation effective September 9, 2009 ‡
10.30(17)	Purchase Agreement, dated as of October 26, 2010, among Digital River, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. Incorporated, as representatives of the initial purchasers named in Schedule A thereto.
10.31(18)	Second Omnibus Amendment to the Microsoft Operations Digital Distribution Agreement ‡
12.1++	Computation of Ratio of Earnings to Fixed Charges.
21.1++	Subsidiaries of Digital River, Inc.
23.1++	Consent of Independent Registered Public Accounting Firm, dated February 27, 2012.
24.1++	Power of Attorney, pursuant to which amendments to this Annual Report on Form 10-K may be filed, is included on the signature pages of this Annual Report on Form 10-K.
31.1++	Certification of Digital River, Inc.’s Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2++	Certification of Digital River, Inc.’s Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32++	Certification of Digital River, Inc.’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(19)	The following financial information from Digital River, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheet, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (vi) Consolidated Statements of Stockholders’ Equity, and (v) Notes to Condensed Consolidated Financial Statements.

++	Filed herewith.

*	Management contract or compensatory plan.

‡	Confidential treatment has been requested for portions of this agreement, which portions have been filed † separately with the SEC.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 4, 2004.

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 1, 2006.

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 30, 2000.

(4)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001.

(5)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 333-56787), declared effective on August 11, 1998.

(6)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (File No. 333-105864) filed on June 5, 2003.

(7)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003.

(8)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed on May 15, 2003.

(9)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 13, 2004.

(10)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 31, 2005.

(11)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on August 9, 2005.

(12)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 20, 2005.

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 10, 2008.

(14)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 1, 2007.

(15)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 29, 2008.

(16)	Incorporated by reference from the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2009, filed on August 19, 2010.

(17)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 1, 2010.

(18)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 2, 2010.

(19)	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.