Form 10-Q
period 2012-03-31
DIGITAL RIVER INC /DE
filed 2012-05-08
CIK 1062530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

The number of shares of common stock outstanding at April 1, 2012, was 36,909,439 shares.

DIGITAL RIVER, INC.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DIGITAL RIVER, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(Unaudited) March 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$475,355	$497,193
Short-term investments	225,669	223,349
Accounts receivable, net of allowance of $4,870 and $4,613	58,147	64,811
Deferred tax assets	8,495	8,532
Prepaid expenses and other	41,035	35,719

Total current assets	808,701	829,604

Property and equipment, net	48,674	51,537
Goodwill	286,431	281,858
Intangible assets, net of accumulated amortization of $88,174 and $85,542	16,818	18,324
Long-term investments	96,059	99,047
Deferred income taxes	23,007	21,433
Other assets	7,743	8,973

TOTAL ASSETS	$1,287,433	$1,310,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$202,265	$243,410
Accrued payroll	15,128	17,523
Deferred revenue	7,072	8,633
Other accrued liabilities	49,888	42,577

Total current liabilities	274,353	312,143

NON-CURRENT LIABILITIES
Senior convertible notes	353,805	353,805
Other liabilities	12,390	12,556

Total non-current liabilities	366,195	366,361

TOTAL LIABILITIES	640,548	678,504

STOCKHOLDERS’ EQUITY
Preferred Stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	0	0
Common Stock, $.01 par value; 120,000,000 shares authorized; 48,846,879 and 47,248,765 shares issued	488	472
Treasury stock at cost; 11,937,440 and 11,741,310 shares	(344,378)	(340,946)
Additional paid-in capital	713,717	708,941
Retained earnings	276,506	271,769
Accumulated other comprehensive income (loss)	552	(7,964)

Total stockholders’ equity	646,885	632,272

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,287,433	$1,310,776

See accompanying notes to consolidated financial statements.

DIGITAL RIVER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data; unaudited)

	Three Months Ended
	March 31,
	2012	2011
Revenue	$102,443	$98,185
Costs and expenses (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	3,628	4,163
Network and infrastructure	12,757	12,612
Sales and marketing	43,026	37,706
Product research and development	16,003	15,620
General and administrative	12,666	10,756
Depreciation and amortization	5,339	5,405
Amortization of acquisition-related intangibles	1,849	2,122

Total costs and expenses	95,268	88,384

Income (loss) from operations	7,175	9,801
Interest income	1,139	1,475
Interest expense	(2,240)	(2,257)
Other income (expense), net	(297)	(134)

Income (loss) before income taxes	5,777	8,885
Income tax expense (benefit)	1,040	1,866

Net income (loss)	$4,737	$7,019

Net income (loss) per share - basic	$0.14	$0.19

Net income (loss) per share - diluted	$0.14	$0.18

Shares used in per-share calculation - basic	33,608	37,230

Shares used in per-share calculation - diluted	34,010	38,254

See accompanying notes to consolidated financial statements.

DIGITAL RIVER, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands; unaudited)

	Three Months Ended
	March 31,
	2012	2011
Net income (loss)	$4,737	$7,019
Other comprehensive income (loss):
Unrealized foreign exchange gain (loss) on the revaluation of investments in foreign subsidiaries	10,005	17,629
Unrealized gain (loss) on investments	(3,031)	915
Tax benefit (expense)	1,542	(291)

Other comprehensive income (loss)	8,516	18,253

Comprehensive income (loss)	$13,253	$25,272

See accompanying notes to consolidated financial statements.

DIGITAL RIVER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Three Months Ended
	March 31,
	2012	2011
OPERATING ACTIVITIES
Net income (loss)	$4,737	$7,019
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of acquisition-related intangibles	1,849	2,122
Provision for doubtful accounts	476	(97)
Depreciation and amortization	5,339	5,405
Debt issuance cost amortization	494	505
Stock-based compensation expense	5,961	4,955
Excess tax benefits from stock-based compensation	(46)	(1,418)
Deferred and other income taxes	(2,578)	1,152
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	6,833	(1,399)
Prepaid and other assets	(4,197)	(3,938)
Accounts payable	(44,238)	(6,733)
Deferred revenue	(1,637)	629
Income tax payable	2,887	(419)
Other accrued liabilities	1,051	(19,099)

Net cash provided by (used in) operating activities	(23,069)	(11,316)

INVESTING ACTIVITIES
Purchases of investments	(62,213)	(109,115)
Sales of investments	60,614	37,799
Purchases of equipment and capitalized software	(2,413)	(4,507)

Net cash provided by (used in) investing activities	(4,012)	(75,823)

FINANCING ACTIVITIES
Debt issuance costs	0	(342)
Exercise of stock options	1,457	214
Repurchase of restricted stock to satisfy tax withholding obligation	(3,432)	(5,563)
Excess tax benefits from stock-based compensation	46	1,418

Net cash provided by (used in) financing activities	(1,929)	(4,273)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	7,172	10,552

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(21,838)	(80,860)
CASH AND CASH EQUIVALENTS, beginning of period	497,193	565,086

CASH AND CASH EQUIVALENTS, end of period	$475,355	$484,226

SUPPLEMENTAL DISCLOSURES
Cash paid for interest on senior convertible notes	$55	$55

Cash paid for income taxes	$496	$832

See accompanying notes to consolidated financial statements.

1. BASIS OF PRESENTATION

The unaudited consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which in our opinion are necessary to fairly state our consolidated financial position, results of operations and cash flows for the periods presented. These consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2012, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2012. The December 31, 2011, information was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles (GAAP) in the United States.

Summary of Significant Accounting Policies

A detailed description of our significant accounting policies can be found in our most recent Annual Report filed on Form 10-K for the fiscal year ended December 31, 2011. There were no material changes in significant accounting policies during the quarter ended March 31, 2012.

Restricted Cash

Restricted cash consists of cash and cash equivalents that are held in escrow accounts and restricted by agreements with third parties for a particular purpose. Restricted cash and cash equivalents are included in current assets under “Prepaid expenses and other” on our Consolidated Balance Sheets, and are recorded at fair value. As of March 31, 2012, we had $1.5 million of restricted cash and $1.5 million of restricted cash as of December 31, 2011.

Software Development

Costs to develop software for internal use are required to be capitalized and amortized over the estimated useful life of the software. For the three months ended March 31, 2012 and 2011, we capitalized $1.3 million and $2.0 million related to software development, respectively. This capitalization is related to the development of our enterprise resource planning (ERP) system, new data management and reporting infrastructure, and enhancements to our commerce platforms. We expect these investments to drive long-term revenue enhancements, operational efficiencies across the organization, and provide further competitive differentiation.

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

We are exposed to market risk from changes in foreign currency exchange rates. Our primary risk is the effect of foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating sales and expenses. We are also exposed to financial risk related to exchange rate translation losses (or gains) associated with economic interests that are denominated in a foreign currency. The risk of translation losses due to foreign exchange volatility is partially mitigated by the use of foreign exchange forward contracts with maturities of less than three months. These derivative transactions are not designated as hedges and are adjusted to fair value through income each period. The principal exposures mitigated were euro, pound sterling and Australian dollar currencies. For the three months ended March 31, 2012 and 2011, the gain/loss on derivative settlements was immaterial. The notional amounts held and the underlying gain/loss were determined to be immaterial when compared to our overall cash and cash equivalents and the net income (loss) reported for the respective periods.

Our foreign currency contracts contain credit risk to the extent that our bank counterparties may be unable to meet the terms of the agreements. We minimize such risk by limiting our counterparties to major financial institutions of high credit quality.

Recent Accounting Pronouncements

ASU 2011-04 - Fair Value Measurements: In May 2011, the FASB issued ASU 2011-04. This update provides amendments to ASC Topic 820 - Fair Value Measurements and Disclosures by creating a uniform framework for applying fair value measurements principles and clarified existing guidance in U.S. GAAP. The amendments called for additional disclosures regarding quantitative information about the significant unobservable inputs used for all Level 3 measurements, information about the sensitivity of a fair value measurement categorized within Level 3 of the fair value hierarchy to changes in unobservable inputs and any interrelationships between those unobservable inputs and a description of the valuation process. Additionally, disclosures are required when current use of the non-financial assets measured at fair value differs from its highest and best use, any transfers from Level 1 and Level 2 and the hierarchy classification for items whose fair value is not recorded on the balance sheet but disclosed in the footnotes. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, and is to be completed on a prospective basis. We have adopted the new disclosure requirements as of the period ended March 31, 2012, and it did not have a material impact on our Consolidated Financial Statements.

ASU 2011-05 – Comprehensive Income: In June 2011, the FASB issued ASU 2011-05. This amendment requires nonowner changes in stockholders’ equity, reclassifications and all other items affecting comprehensive income be presented in either a single continuous statement or in two separate but consecutive statements for all periods presented. The amendments do not change the items that must be reported in comprehensive income or when an item of other comprehensive income must be reclassified to net income (loss). Subsequently, the FASB issued ASU 2011-12, which indefinitely deferred the provision within ASU 2011-05 requiring presentation of reclassification adjustments out of accumulated other comprehensive income. Both ASUs were effective for interim and annual periods beginning after December 15, 2011, and are to be completed on a retrospective basis. We have adopted the new disclosure requirements as of the period ended March 31, 2012, and it did not have a material impact on our Consolidated Financial Statements.

ASU 2011-08 – Goodwill Impairment Testing: In September 2011, the FASB issued ASU 2011-08. Under this amendment, qualitative factors are first assessed to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that goodwill is impaired. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing it against the carrying amount. ASU 2011-08 is effective for interim and annual periods beginning after December 15, 2011. We adopted ASU 2011-08 as of the period ended March 31, 2012, and it did not have a material impact on our Consolidated Financial Statements.

We have determined that all other recently issued accounting standards will not have a material impact on our Consolidated Financial Statements, or do not apply to our operations.

2. NET INCOME (LOSS) PER SHARE

The following table summarizes the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2012	2011
Net income (loss) per share - basic
Net income (loss) - basic	$4,737	$7,019
Weighted average shares outstanding - basic	33,608	37,230

Net income (loss) per share - basic	$0.14	$0.19

Net income (loss) per share - diluted
Net income (loss) - basic	$4,737	$7,019
Exclude: Interest expense and amortized financing cost of convertible senior notes, net of tax benefit	20	20

Net income (loss) - diluted	$4,757	$7,039

Weighted average shares outstanding - basic	33,608	37,230
Dilutive impact of non-vested stock and options outstanding	202	824
Dilutive impact of 2004 senior convertible notes	200	200

Weighted average shares outstanding - diluted	34,010	38,254

Net income (loss) per share - diluted	$0.14	$0.18

Options to purchase 1,531,305 and 708,142 shares for the three months ended March 31, 2012 and 2011, respectively were not included in the computation of diluted net income (loss) per share, because their effect on diluted net income (loss) per share would have been anti-dilutive.

The unissued shares underlying our 2010 senior convertible notes, 7,022,027 shares for both the three months ended March 31, 2012 and 2011, were excluded for the purposes of calculating GAAP diluted net income (loss) per share, because their effect on diluted net income (loss) per share would have been anti-dilutive.

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

The following table sets forth by level within the fair value hierarchy, our financial assets that were accounted for at fair value on a recurring basis at March 31, 2012 and December 31, 2011, (in thousands), according to the valuation techniques we used to determine their fair values. There have been no transfers of assets between the fair value hierarchies presented below:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Balance as of March 31, 2012
Cash and cash equivalents	$475,355	$475,355	$0	$0
Restricted cash	1,505	1,505	0	0
U.S. government sponsored entities	38,977	0	38,977	0
Corporate bonds	166,502	166,502	0	0
Asset-backed securities	20,190	0	20,190	0
Market basis equity investments	2,731	2,731	0	0
Auction rate securities	60,470	0	0	60,470

Total assets measured at fair value	$765,730	$646,093	$59,167	$60,470

Balance as of December 31, 2011
Cash and cash equivalents	$497,193	$497,193	$0	$0
Restricted cash	1,524	1,524	0	0
U.S. government sponsored entities	25,999	0	25,999	0
Corporate bonds	176,561	176,561	0	0
Asset-backed securities	20,789	0	20,789	0
Market basis equity investments	1,566	1,566	0	0
Auction rate securities	65,338	0	0	65,338

Total assets measured at fair value	$788,970	$676,844	$46,788	$65,338

The following table is a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3 inputs) (in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	Short-term	Long-term
	Investments	Investments	Total
Balance as of December 31, 2010	$0	$83,678	$83,678
Total gains or losses (realized/unrealized) included in other comprehensive income	0	735	735
Purchases	0	0	0
Issuances	0	0	0
Settlements	0	(19,075)	(19,075)
Transfers in and/or out of Level 3	0	0	0

Balance as of December 31, 2011	$0	$65,338	$65,338
Total gains or losses (realized/unrealized) included in other comprehensive income	0	(4,868)	(4,868)
Purchases	0	0	0
Issuances	0	0	0
Settlements	0	0	0
Transfers in and/or out of Level 3	0	0	0

Balance as of March 31, 2012	$0	$60,470	$60,470

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

Asset-backed Securities. Consist of securities backed by automobile loan receivables that are traded in less active markets than our Level 1 investments. The fair value is classified as Level 2. The contractual maturity of these investments is within one year.

Market Basis Equity Investments. Consist of available for sale equity securities that trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. The fair value of these investments was measured using quoted market prices and is classified as Level 1. We acquired our market basis equity investments during 2010.

Auction Rate Securities. As of March 31, 2012, we held $71.5 million of auction rate securities (ARS) at par value which we have recorded at $60.5 million fair value. As of December 31, 2011, we held $71.5 million of ARS at par value which was recorded at $65.3 million fair value. The ARS are student loans over-collateralized and guaranteed by the U.S. government. Almost all of these securities continue to fail at auction due to continued illiquid market conditions.

Due to the illiquid market conditions, we recorded a temporary fair value reduction of our ARS in the amount of $11.0 million (15.5% of par value) as of March 31, 2012, under “Accumulated other comprehensive income (loss)”, compared to a $6.2 million temporary fair value reduction as of December 31, 2011 (8.6% of par value). The discounted cash flow model we used to value these securities included the following assumptions:

	March 31,	December 31,
	2012	2011
Unobservable inputs
Redemption period (in years)	7.0	7.0
Credit ratings	AA- to AAA	AAA- to AAA
Penalty coupon rate	1.0% to 1.5%	1.0% to 1.5%
Weighted average annualized yield	1.7%	1.5%
Risk adjusted discount rate	4.2% to 10.7%	3.9% to 10.9%

Management makes estimates and assumptions about the ARS, which can be sensitive to changes and affect the determination of fair value. An increase in the length of redemption period or an increase in the discount rate assumption would decrease our fair value. Also, a decrease in the securities’ credit ratings would decrease our fair value.

The portfolio had a weighted average maturity of 27.3 years and 27.5 years as of March 31, 2012 and December 31, 2011, respectively. We continue to believe that we will be able to liquidate at par over time. We do not intend to sell the investments prior to recovery of their amortized cost basis nor do we believe it is more likely than not we may be required to sell the investments prior to recovery of their amortized cost basis. Accordingly, we treated the fair value decline as temporary. We anticipate we will have sufficient cash flow from operations to execute our business strategy and fund our operational needs. We believe that capital markets are also available if we need to finance other investing alternatives.

We classify our ARS as Level 3 long-term investments until we receive a call or partial call on the securities. Upon receipt of a call or partial call, we classify the securities subject to the call or partial call, as Level 1 short term investments. As of March 31, 2012 and December 31, 2011, our entire ARS portfolio was classified as Level 3 long-term investments. In the three months ended March 31, 2012, we had no liquidations of ARS due to full or partial calls at par. During the year ended December 31, 2011, we liquidated $19.1 million of ARS due to full or partial calls at par.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances like evidence of impairment. During the three months ended March 31, 2012 and 2011, we had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

The aggregate carrying value and fair value of the Company’s cost method equity investments at March 31, 2012 and December 31, 2011, was $32.9 million and $32.1 million, respectively, and is included under “Long-term investments” on the Consolidated Balance Sheets. We have evaluated the investments for impairment and we believe that the entity valuations completed at acquisition and the investee’s subsequent performance against those projections indicates that the acquisition price continues to represent fair value.

As of March 31, 2012 and December 31, 2011, the fair value of our $345.0 million 2.0% fixed rate 2010 senior convertible notes was valued at $332.9 million and $285.1 million, respectively, based on the quoted fair market value of the debt. As of March 31, 2012 and December 31, 2011, the fair value of our $8.8 million 1.25% fixed rate 2004 senior convertible notes was valued at $8.5 million and $8.6 million, respectively, based on the quoted fair market value of the debt. Our debt is classified as Level 3 and we determine fair value based on a market approach.

4. INVESTMENTS

As of March 31, 2012 and December 31, 2011, our available-for-sale securities consisted of the following (in thousands):

			Gross Unrealized Losses			Maturities/Reset Dates
	Cost	Gross Unrealized Gains	Less than 12 Months	Greater than 12 Months	Fair Value	Less than 12 Months	Greater than 12 Months
Balance as of March 31, 2012
U.S. government sponsored entities	$39,024	$5	$(52)	$0	$38,977	$26,991	$11,986
Corporate bonds	165,976	584	(58)	0	166,502	58,095	108,407
Asset-backed securities	20,189	9	(8)	0	20,190	20,190	0
Market basis equity investments	2,731	0	0	0	2,731	0	2,731
Auction rate securities	71,525	0	0	(11,055)	60,470	0	60,470

Total available-for-sale securities	$299,445	$598	$(118)	$(11,055)	$288,870	$105,276	$183,594

Balance as of December 31, 2011
U.S. government sponsored entities	$26,000	$4	$(5)	$0	$25,999	$20,004	$5,995
Corporate bonds	176,797	374	(610)	0	176,561	63,452	113,109
Asset-backed securities	20,795	2	(8)	0	20,789	20,789	0
Market basis equity investments	1,566	0	0	0	1,566	0	1,566
Auction rate securities	71,525	0	0	(6,187)	65,338	0	65,338

Total available-for-sale securities	$296,683	$380	$(623)	$(6,187)	$290,253	$104,245	$186,008

We consider the fair value decline of our investments in U.S. government sponsored entities, corporate bonds, and asset-backed securities to be temporary, as we do not intend to sell the investments and it is not likely that we will be required to sell the investments before recovery of their amortized cost basis. See Note 3 – Fair Value Measurements, regarding the fair value decline in auction rate securities.

Realized gains or losses on investments are recorded in our Consolidated Statements of Operations within “Other income (expense), net”. Upon the sale of a security classified as available for sale, the security’s specific unrealized gain (loss) is reclassified out of “Accumulated other comprehensive income (loss)” into earnings based on the specific identification method. In the three months ended March 31, 2012 and 2011, the Company reclassified from “Accumulated other comprehensive income (loss)” to net assets a loss of $0.1 million and a gain of $0.1 million, respectively, related to securities settled at par within the periods. Realized gains and losses on sales of investments were immaterial in the three months ended March 31, 2012 and 2011.

5. STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense related to employee stock options, restricted stock awards and employee stock purchases recognized (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Costs and expenses
Direct cost of services	$60	$115
Network and infrastructure	364	247
Sales and marketing	2,168	1,760
Product research and development	735	710
General and administrative	2,634	2,123

Stock-based compensation included in costs and expenses	$5,961	$4,955

6. INCOME TAXES

The provision (benefit) for income taxes is composed of the following (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Current tax expense (benefit):
United States	$(122)	$1,162
International	1,162	704

Total current provision for income taxes	$1,040	$1,866

Tax Rate	18.0%	21.0%

There is uncertainty of future realization of the deferred tax assets resulting from tax loss carryforwards due to anticipated limitations. Therefore, a valuation allowance was recorded against the tax effect of such tax loss carryforwards. At March 31, 2012, the Company has a valuation allowance on approximately $3.6 million of deferred tax assets related to operating losses and $0.2 million of deferred tax assets related to other tax attributes as we believe it is more likely than not that these deferred tax assets will not be realized. Any future release of this valuation allowance will reduce expense.

As of March 31, 2012, we had $10.7 million of unrecognized tax benefits, excluding related interest. All of these unrecognized tax benefits would affect our effective tax rate if recognized. As of March 31, 2012, we had approximately $0.6 million of accrued interest related to uncertain tax positions. Due to the potential resolution of examinations currently being performed by taxing authorities and the expiration of various statutes of limitation, it is reasonably possible that the balance of our gross unrecognized tax benefits may change within the next twelve months by a range of zero to $1.5 million.

7. COMMITMENTS AND CONTINGENCIES

Litigation

DDR Holdings, LLC (DDR Holdings) has brought a claim against us and several other defendants regarding U.S. Patents No. 6,629,135 (the “‘135 patent”) and 6,993,572 (the “‘572 patent”), which are owned by DDR Holdings. These patents claim e-commerce outsourcing systems and methods relating to the provision of outsourced e-commerce support pages having a common look and feel with a host’s website. The case was filed in the U.S. District Court for the Eastern District of Texas on January 31, 2006. The complaint seeks injunctive relief, declaratory relief, damages and attorneys’ fees. We have denied infringement of any valid claim of the patents-in-suit, and have asserted counter-claims which seek a judicial declaration that the patents are invalid and not infringed. After a delay due to DDR Holdings’ request for re-examination of the ’135 and ’572 patents, in October 2010 the Court granted DDR Holdings’ unopposed motion to lift the stay in the litigation. Digital River and DDR are currently engaged in the discovery phase of the litigation. We intend to vigorously defend ourselves in the DDR Holdings matter, however, no assurances can be given at this time as to the ultimate outcome of this case, or the range of potential loss should the outcome be unfavorable.

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

Commitments and Guarantees

At certain times, we enter into agreements where a letter of credit is required to ensure payment of future obligations by counterparties, such as our credit card processors and international taxing jurisdictions. Upon withdrawal, we are obligated to fund the executor bank on demand. We have not set aside specific funds to cover this potential obligation as we can generally recover these costs from our clients. If drawn upon, we expect to fund this commitment with cash and cash equivalents. There was $3.3 million and $3.3 million in undrawn letters of credit at March 31, 2012 and December 31, 2011, respectively.

8. DEBT

2010 Senior Convertible Notes

On November 1, 2010, we sold and issued $345.0 million in aggregate principal amount of senior convertible notes (2010 Notes), in a private, unregistered offering. The 2010 Notes are unsecured obligations and rank equally with all of our existing and future senior unsecured debt. The 2010 Notes were sold at their total principal amount. The 2010 Notes bear interest at the rate of 2.00% per annum from the date of issuance, payable semi-annually on May 1 and November 1, commencing on May 1, 2011. The 2010 Notes will mature, unless earlier repurchased, redeemed or converted in accordance with their terms, on November 1, 2030.

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

At any time on or after November 1, 2015, and prior to the maturity date, we may redeem for cash some or all of the 2010 Notes at a redemption price equal to the principal amount of the 2010 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

Holders have the right to require us to repurchase some or all of their 2010 Notes for cash on each of November 1, 2015, November 1, 2020 and November 1, 2025, at a repurchase price equal to the principal amount of the 2010 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the relevant repurchase date. If we undergo certain types of fundamental changes prior to the maturity date, holders of the 2010 Notes will have the right, at their option, to require us to repurchase some or all of their 2010 Notes at a repurchase price equal to the principal amount of the 2010 Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.

2004 Senior Convertible Notes

In 2004, we sold and issued $195.0 million in aggregate principal amount of 1.25% senior convertible notes due January 1, 2024 (2004 Notes), in a private, unregistered offering. The 2004 Notes were sold at their principal amount. On January 5, 2009, we announced that the majority of the holders of the 2004 Notes exercised the option to require us to repurchase those Notes on January 2, 2009. Notes with an aggregate principal amount of approximately $8.8 million remain outstanding. Holders of the remaining outstanding 2004 Notes have the right to require us to repurchase their 2004 Notes prior to maturity on January 1, 2014 and 2019.

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

Results of Operations

The following table sets forth certain items from our Consolidated Statements of Operations as a percentage of total revenue for the periods indicated:

	Three Months Ended
	March 31,
	2012	2011
Revenue	100.0%	100.0%

Costs and expenses (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	3.5	4.2
Network and infrastructure	12.5	12.8
Sales and marketing	42.0	38.4
Product research and development	15.6	15.9
General and administrative	12.4	11.0
Depreciation and amortization	5.2	5.5
Amortization of acquisition-related intangibles	1.8	2.2

Total costs and expenses	93.0	90.0

Income (loss) from operations	7.0	10.0
Interest income	1.1	1.5
Interest expense	(2.2)	(2.3)
Other income (expense), net	(0.3)	(0.2)

Income (loss) before income taxes	5.6	9.0
Income tax expense (benefit)	1.0	1.9

Net income (loss)	4.6%	7.1%

REVENUE. Our revenue was $102.4 million for the three months ended March 31, 2012, compared to $98.2 million for the same period in the prior year, an increase of $4.3 million or 4.3%.

Our commerce revenues are driven primarily by global commerce and payment services provided to a wide variety of companies in the software, consumer electronics, computer games and other markets. Commerce revenues include revenues generated from Microsoft. All other non-commerce revenues are driven primarily by our e-mail and affiliate marketing businesses.

For the three months ended March 31, 2012, the $4.3 million increase in revenue was driven primarily by an increase in commerce revenue of $8.6 million partially offset by a decrease in non-commerce revenue of $3.7 million and foreign exchange unfavorability of $0.7 million compared to the same period in the prior year.

International sales were approximately 46.7% of total sales in the three month period ended March 31, 2012, compared to 46.2% for the same period in the prior year.

DIRECT COST OF SERVICES. Direct cost of services primarily includes costs related to product fulfillment, backup CD production, delivery solutions and certain client-specific costs. Direct cost of service expenses were $3.6 million for the three months ended March 31, 2012, compared to $4.2 million for the same period in the prior year. The decreases were primarily attributable to lower CD production and delivery costs.

As a percentage of revenue, direct cost of services was 3.5% for the three months ended March 31, 2012, compared to 4.2% for the same period in the prior year.

NETWORK AND INFRASTRUCTURE. Our network and infrastructure expenses primarily include costs to operate and maintain our technology platforms, customer service, data communication and data center operations. Network and infrastructure expenses were $12.8 million and $12.6 million for the three months ended March 31, 2012 and 2011, respectively. The increase was mainly due to investment in workforce related costs to drive future efficiencies in our technologies.

As a percentage of revenue, network and infrastructure expenses were 12.5% for the three months ended March 31, 2012, compared to 12.8% for the same period in the prior year.

SALES AND MARKETING. Our sales and marketing expenses include credit card transaction and other payment processing fees, personnel and related costs, advertising, promotional and product marketing expenses, credit card chargebacks and bad debt expense. Sales and marketing expenses were $43.0 million and $37.7 million for the three months ended March 31, 2012 and 2011, respectively. The increase in sales and marketing was primarily driven by higher workforce costs to support our global sales initiatives and increased payment processing costs and credit card chargebacks.

As a percentage of revenue, sales and marketing expenses were 42.0% in the three months ended March 31, 2012, compared to 38.4% for the same period in the prior year.

PRODUCT RESEARCH AND DEVELOPMENT. Our product research and development expenses include costs associated with design, development and enhancement of our technology platforms and related systems. Research and development costs are expensed as incurred, except certain internal-use software development costs eligible for capitalization and costs directly associated with preparing a client website launch eligible to be deferred and amortized over the life of the sites associated revenue streams. Product research and development expenses were $16.0 million and $15.6 million for the three months ended March 31, 2012 and 2011, respectively. The increase was primarily due to additional workforce related costs.

As a percentage of revenue, product research and development expenses were 15.6% in the three months ended March 31, 2012, compared to 15.9% for the same period in the prior year.

GENERAL AND ADMINISTRATIVE. Our general and administrative expenses primarily include executive, finance, human resources and other administrative workforce and other related expenses, fees for professional services, bank fees, insurance costs and non-income related taxes. General and administrative expenses were $12.7 million and $10.8 million for the three months ended March 31, 2012 and 2011, respectively. The increase in general and administrative costs was mainly due to higher workforce related costs and professional fees.

As a percentage of revenue, general and administrative expenses were 12.4% for the three months ended March 31, 2012, compared to 11.0% for the same period in the prior year.

DEPRECIATION AND AMORTIZATION. Our depreciation and amortization expenses include the depreciation of computer equipment, office furniture, the amortization of purchased and internally developed software and leasehold improvements. Computer equipment, software and furniture are depreciated under the straight-line method using three to seven year lives and leasehold improvements are amortized over the shorter of the life of the asset or the remaining length of the lease. Depreciation and amortization expense was $5.3 million and $5.4 million for the three months ended March 31, 2012 and 2011, respectively.

As a percentage of revenue, depreciation and amortization was 5.2% for the three months ended March 31, 2012, compared to 5.5% for the same period in the prior year.

AMORTIZATION OF ACQUISITION-RELATED INTANGIBLES. Amortization of acquisition-related intangibles consists of the amortization of intangible assets such as customer relationships, technology and trade names acquired in business combinations. Amortization of acquisition-related intangible assets was $1.8 million and $2.1 million for the three months ended March 31, 2012 and 2011, respectively. The decrease for the three months ended March 31, 2012, was driven primarily by intangible assets becoming fully amortized and the impairment recorded in 2011, as reported in our 2011 Form 10-K.

As a percentage of revenue, amortization of acquisition-related intangibles was 1.8% for the three months ended March 31, 2012, compared to 2.2% for the same period in the prior year.

INTEREST INCOME. Our interest income represents the total of interest income on our cash, cash equivalents, short-term investments and certain long-term investments. Interest income was $1.1 million and $1.5 million for the three months ended March 31, 2012 and 2011, respectively.

INTEREST EXPENSE. Our interest expense includes the total of cash and non-cash interest expense attributable to our outstanding convertible debt. For the three months ended March 31, 2012, interest expense was $2.2 million, which included $0.5 million of debt financing cost amortization, compared to interest expense of $2.3 million, which included $0.5 million of debt financing cost amortization, for the same period in the prior year.

OTHER INCOME (EXPENSE), NET. Our other income (expense), net includes foreign currency transaction gains and losses, asset disposal gains and losses, other-than-temporary impairment of investments and dividend income. Other income (expense), net was expense of $0.3 million and $0.1 million for the three months ended March 31, 2012 and 2011, respectively. The increase in expense is primarily attributable to our foreign currency remeasurement loss.

INCOME TAXES. For the three months ended March 31, 2012 and 2011, our tax expense was $1.0 million and $1.9 million, respectively. For the three months ended March 31, 2012, our tax expense consisted of approximately $0.1 million of U.S. tax benefit and $1.1 million of foreign tax expense. For the three months ended March 31, 2012 and 2011, the tax rate was 18.0% and 21.0%, respectively.

Off Balance Sheet Arrangements

None.

Liquidity and Capital Resources

	Three Months Ended
	March 31,
Cash Flows (in thousands)	2012	2011
Cash provided by (used in):
Operating activities	$(23,069)	$(11,316)
Investing activities	(4,012)	(75,823)
Financing activities	(1,929)	(4,273)
Effect of exchange rate changes on cash and cash equivalents	7,172	10,552

Net increase (decrease) in cash and cash equivalents	$(21,838)	$(80,860)

Operating Activities

As of March 31, 2012, we had $475.4 million of cash and cash equivalents, approximately 45% of which are held by our international subsidiaries. If funds held by our international subsidiaries were repatriated to the U.S. we would incur a U.S. tax liability that is not currently accrued in our financial statements. However, cash and cash equivalents held in the U.S. are sufficient to fund our current and anticipated domestic operations. As a result, we do not anticipate any local liquidity restrictions that would preclude us from funding our expansion or operating needs and do not foresee a need to repatriate any earnings.

As of March 31, 2012 and December 31, 2011, we had $701.0 million and $720.5 million in cash, cash equivalents and short-term investments, respectively. Excluding client payables and client receivables, we had $544.1 million and $542.9 million in net short liquidity as of the end of March 31, 2012 and December 31, 2011, respectively.

Our primary source of internal liquidity is our operating activities. Net cash used in operations for the three months ended March 31, 2012, of $23.1 million was primarily the result of net income adjusted for non-cash expenses offset by balance sheet changes such as a decrease in accounts payable and deferred revenue and an increase in prepaid and other assets. Net cash used in operations for the three months ended March 31, 2011, of $11.3 million was primarily the result of net income adjusted for non-cash expenses offset by balance sheet changes such as a decrease in accounts payable and other accrued liabilities.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2012, was $4.0 million and was the result of net purchases of investments of $1.6 million and purchases of equipment and capitalized software of $2.4 million. Net cash used in investing activities for the three months ended March 31, 2011, was $75.8 million and was the result of net purchases of investments of $71.3 million and purchases of equipment and capitalized software of $4.5 million.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2012, was $1.9 million. This was primarily driven by $3.4 million cash used in the repurchase of restricted stock to satisfy tax withholding obligations and proceeds of $1.5 million were provided by the exercise of stock options. Net cash used in financing activities for the three months ended March 31, 2011, was $4.3 million. This was primarily driven by $5.6 million cash used in the repurchase of restricted stock to satisfy tax withholding obligations and proceeds of $1.4 million were provided by the excess tax benefit from stock-based compensation.

Effect of Exchange Rate Changes

For the three months ended March 31, 2012, changes in foreign currency rates resulted in a $7.2 million increase in our cash and cash equivalents. Exchange rate changes increased our cash and cash equivalents by $10.6 million during the three months ended March 31, 2011. The change is due to foreign currency volatility on our international entity balance sheet exposures, primarily from the euro.

Auction Rate Securities

As of March 31, 2012, we held $71.5 million of auction rate securities (ARS) at par value which we have recorded at $60.5 million fair value. As of December 31, 2011, we held $71.5 million of ARS at par value which was recorded at $65.3 million fair value. The ARS are student loans over-collateralized and guaranteed by the U.S. government. Almost all of these securities continue to fail at auction due to continued illiquid market conditions.

Due to the illiquid market conditions, we recorded a temporary fair value reduction of our ARS in the amount of $11.0 million (15.5% of par value) as of March 31, 2012, under “Accumulated other comprehensive income (loss)”, compared to a $6.2 million temporary fair value reduction as of December 31, 2011 (8.6% of par value). The discounted cash flow model we used to value these securities included the following assumptions:

	March 31,	December 31,
	2012	2011
Unobservable inputs
Redemption period (in years)	7.0	7.0
Credit ratings	AA- to AAA	AAA- to AAA
Penalty coupon rate	1.0% to 1.5%	1.0% to 1.5%
Weighted average annualized yield	1.7%	1.5%
Risk adjusted discount rate	4.2% to 10.7%	3.9% to 10.9%

Management makes estimates and assumptions about the ARS, which can be sensitive to changes and affect the determination of fair value. An increase in the length of redemption period or an increase in the discount rate assumption would decrease our fair value. Also, a decrease in the securities’ credit ratings would decrease our fair value.

The portfolio had a weighted average maturity of 27.3 years and 27.5 years as of March 31, 2012 and December 31, 2011, respectively. We continue to believe that we will be able to liquidate at par over time. We do not intend to sell the investments prior to recovery of their amortized cost basis nor do we believe it is more likely than not we may be required to sell the investments prior to recovery of their amortized cost basis. Accordingly, we treated the fair value decline as temporary. We anticipate we will have sufficient cash flow from operations to execute our business strategy and fund our operational needs. We believe that capital markets are also available if we need to finance other investing alternatives.

We classify our ARS as Level 3 long-term investments until we receive a call or partial call on the securities. Upon receipt of a call or partial call, we classify the securities subject to the call or partial call, as Level 1 short term investments. As of March 31, 2012 and December 31, 2011, our entire ARS portfolio was classified as Level 3 long-term investments. In the three months ended March 31, 2012, we had no liquidations of ARS due to full or partial calls at par. During the year ended December 31, 2011, we liquidated $19.1 million of ARS due to full or partial calls at par.

Commitments and Guarantees

At certain times, we enter into agreements where a letter of credit is required to ensure payment of future obligations by counterparties, such as our credit card processors and international taxing jurisdictions. Upon withdrawal, we are obligated to fund the executor bank on demand. We have not set aside specific funds to cover this potential obligation as we can generally recover these costs from our clients. If drawn upon, we expect to fund this commitment with cash and cash equivalents. There was $3.3 million and $3.3 million in undrawn letters of credit at March 31, 2012 and December 31, 2011, respectively.

Application of Critical Accounting Policies

Critical Accounting Estimates and Policies

A detailed description of our significant accounting policies can be found in our most recent Annual Report filed on Form 10-K for the fiscal year ended December 31, 2011. There were no material changes in significant accounting policies during the quarter ended March 31, 2012.

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

At March 31, 2012, we had long-term debt of $353.8 million associated with our Senior Convertible Notes, which are fixed rate instruments. The market value of our long-term debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.

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

Transaction Exposure

The Company enters into short-term foreign currency forward contracts to offset the foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in current earnings in “Other income (expense), net”. Foreign currency transaction gains and losses were a loss of $0.3 million and $0.1 million in the three months ended March 31, 2012 and 2011, respectively.

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

Other Market Risks

Investments in Auction Rate Securities

At March 31, 2012, we held approximately $71.5 million of ARS at par. In light of current conditions in the ARS market as described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in this Quarterly Report on Form 10-Q, we may incur temporary unrealized losses, or other-than-temporary realized losses, in the future if market conditions persist and we are unable to recover the investment principal in our ARS.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012. The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation of our disclosure controls and procedures as of March 31, 2012, our Chief Executive Officer and our Chief Financial Officer concluded that as of that date, our disclosure controls were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

We have been converting to a new enterprise resource planning (ERP) system. Implementation of the ERP system has occurred in phases. During the quarter ended March 31, 2012, no new phases of the new ERP system were implemented. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We have provided information about legal proceedings in which we are involved in Note 7 to the Consolidated Financial Statements in Part I, Item 1.

Item 1A. Risk Factors

As of the date of this filing, there have been no material changes from the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

See exhibits listed under the Exhibit Index below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2012		DIGITAL RIVER, INC.

	By:	/s/ Stefan B. Schulz
Stefan B. Schulz
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER		DESCRIPTION OF DOCUMENTS

3.1	(1)	Amended and Restated Certificate of Incorporation, as amended, as currently in effect.

3.2	(2)	Amended and Restated Bylaws, as currently in effect.

4.1	(3)	Specimen of Common Stock Certificate.

4.2	(4)	Indenture dated as of June 1, 2004 between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the 2004 Note.

4.3	(5)	Indenture dated as of November 1, 2010, between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the 2010 Note.

10.1		Office Lease Agreement by and between HQ, LLC and Digital River, Inc., effective as of November 16, 2010.

10.2		Severance and Change of Control Agreement for Stefan B. Schulz.

31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101		The following financial information from Digital River, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.*

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on June 1, 2006, and incorporated herein by reference.
(2)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001, and incorporated herein by reference.
(3)	Filed as an exhibit to our Registration Statement on Form S-1, File No. 333-56787, declared effective on August 11, 1998, and incorporated herein by reference.
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 13, 2004.
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 1, 2010.
*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.