Form 10-Q
period 2012-06-30
DIGITAL RIVER INC /DE
filed 2012-08-07
CIK 1062530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

The number of shares of common stock outstanding at July 1, 2012, was 35,618,269 shares.

DIGITAL RIVER, INC.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DIGITAL RIVER, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(Unaudited)
	June 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$421,542	$497,193
Short-term investments	222,481	223,349
Accounts receivable, net of allowance of $4,919 and $4,613	71,892	64,811
Deferred tax assets	8,447	8,532
Prepaid expenses and other	40,789	35,719

Total current assets	765,151	829,604

Property and equipment, net	47,274	51,537
Goodwill	278,355	281,858
Intangible assets, net of accumulated amortization of $88,625 and $85,542	14,644	18,324
Long-term investments	84,462	99,047
Deferred income taxes	20,964	21,433
Other assets	6,577	8,973

TOTAL ASSETS	$1,217,427	$1,310,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$169,195	$243,410
Accrued payroll	13,137	17,523
Deferred revenue	10,712	8,633
Other accrued liabilities	41,323	42,577

Total current liabilities	234,367	312,143

NON-CURRENT LIABILITIES
Senior convertible notes	353,805	353,805
Other liabilities	15,206	12,556

Total non-current liabilities	369,011	366,361

TOTAL LIABILITIES	603,378	678,504

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	0	0
Common stock, $.01 par value; 120,000,000 shares authorized; 48,928,207 and 47,248,765 shares issued	489	472
Treasury stock at cost; 13,309,938 and 11,741,310 shares	(364,718)	(340,946)
Additional paid-in capital	720,891	708,941
Retained earnings	276,706	271,769
Accumulated other comprehensive income (loss)	(19,319)	(7,964)

Total stockholders’ equity	614,049	632,272

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,217,427	$1,310,776

See accompanying notes to consolidated financial statements.

DIGITAL RIVER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$90,774	$92,520	$193,217	$190,705
Costs and expenses (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	3,069	3,856	6,697	8,019
Network and infrastructure	12,932	12,477	25,689	25,089
Sales and marketing	39,818	39,492	82,844	77,198
Product research and development	15,416	18,106	31,419	33,726
General and administrative	11,856	10,867	24,522	21,623
Depreciation and amortization	4,950	5,559	10,289	10,964
Amortization of acquisition-related intangibles	1,743	2,205	3,592	4,327

Total costs and expenses	89,784	92,562	185,052	180,946

Income (loss) from operations	990	(42)	8,165	9,759
Interest income	996	1,753	2,135	3,228
Interest expense	(2,254)	(2,243)	(4,494)	(4,500)
Other income (expense), net	1,030	672	733	538

Income (loss) before income taxes	762	140	6,539	9,025
Income tax expense (benefit)	562	(151)	1,602	1,715

Net income (loss)	$200	$291	$4,937	$7,310

Net income (loss) per share—basic	$0.01	$0.01	$0.15	$0.20

Net income (loss) per share—diluted	$0.01	$0.01	$0.15	$0.19

Shares used in per-share calculation—basic	33,453	37,436	33,629	37,415

Shares used in per-share calculation—diluted	33,561	37,981	33,821	38,105

See accompanying notes to consolidated financial statements.

DIGITAL RIVER, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$200	$291	$4,937	$7,310
Other comprehensive income (loss):
Unrealized foreign exchange gain (loss) on the revaluation of investments in foreign subsidiaries	(17,702)	6,170	(7,697)	23,800
Unrealized gain (loss) on investments	(3,256)	255	(6,287)	1,169
Tax benefit (expense)	1,087	(265)	2,629	(556)

Other comprehensive income (loss)	(19,871)	6,160	(11,355)	24,413

Comprehensive income (loss)	$(19,671)	$6,451	$(6,418)	$31,723

See accompanying notes to consolidated financial statements.

DIGITAL RIVER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Six Months Ended June 30,
	2012	2011
OPERATING ACTIVITIES
Net income (loss)	$4,937	$7,310
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of acquisition-related intangibles	3,592	4,327
Provision for doubtful accounts	900	684
Depreciation and amortization	10,289	10,964
Debt issuance cost amortization	987	998
Stock-based compensation expense	12,192	10,686
Excess tax benefits from stock-based compensation	(103)	(1,474)
Deferred and other income taxes	48	1,151
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(8,434)	(3,754)
Prepaid and other assets	(5,598)	(2,236)
Accounts payable	(72,606)	(23,684)
Deferred revenue	4,917	(675)
Income tax payable	2,061	(1,939)
Other accrued liabilities	(5,029)	(29,241)

Net cash provided by (used in) operating activities	(51,847)	(26,883)

INVESTING ACTIVITIES
Purchases of investments	(80,602)	(191,634)
Sales of investments	88,501	83,646
Purchases of equipment and capitalized software	(6,150)	(9,136)

Net cash provided by (used in) investing activities	1,749	(117,124)

FINANCING ACTIVITIES
Debt issuance costs	0	(342)
Exercise of stock options	1,509	315
Sales of common stock under employee stock purchase plan	1,300	1,251
Repurchase of common stock	(20,242)	0
Repurchase of restricted stock to satisfy tax withholding obligation	(3,530)	(5,756)
Excess tax benefits from stock-based compensation	103	1,474

Net cash provided by (used in) financing activities	(20,860)	(3,058)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(4,693)	14,433

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(75,651)	(132,632)
CASH AND CASH EQUIVALENTS, beginning of period	497,193	565,086

CASH AND CASH EQUIVALENTS, end of period	$421,542	$432,454

SUPPLEMENTAL DISCLOSURES
Cash paid for interest on senior convertible notes	$3,505	$3,505

Cash paid for income taxes	$1,867	$2,275

See accompanying notes to consolidated financial statements.

1. BASIS OF PRESENTATION

The unaudited consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which in our opinion are necessary to fairly state our consolidated financial position, results of operations and cash flows for the periods presented. These consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2012, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2012. The December 31, 2011, information was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles (GAAP) in the United States.

Summary of Significant Accounting Policies

A detailed description of our significant accounting policies can be found in our most recent Annual Report filed on Form 10-K for the fiscal year ended December 31, 2011. There were no material changes in significant accounting policies during the quarter ended June 30, 2012.

Revenue

A detailed description of our revenue recognition policy can be found in our most recent Annual Report filed on Form 10-K for the fiscal year ended December 31, 2011. Revenue was $90.8 million and $92.5 million for the three months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, revenue was $193.2 million and $190.7 million, respectively. Revenue for the six months ended June 30, 2012, included a $0.7 million client settlement associated with a prior period.

Restricted Cash

Restricted cash consists of cash and cash equivalents that are held in escrow accounts and restricted by agreements with third parties for a particular purpose. Restricted cash and cash equivalents are included in current assets under “Prepaid expenses and other” on our Consolidated Balance Sheets, and are recorded at fair value. As of June 30, 2012 and December 31, 2011, we had $0.4 million and $1.5 million of restricted cash, respectively.

Software Development

Costs to develop software for internal use are required to be capitalized and amortized over the estimated useful life of the software. For the three months ended June 30, 2012 and 2011, we capitalized $1.5 million and $1.1 million related to software development, respectively. For the six months ended June 30, 2012 and 2011, we capitalized $2.8 million and $3.1 million related to software development, respectively. This capitalization is related to the development of our enterprise resource planning (ERP) system, new data management and reporting infrastructure, and enhancements to our commerce platforms. We expect these investments to drive long-term revenue enhancements, operational efficiencies across the organization, and provide further competitive differentiation.

Foreign Currency Translation

Substantially all of our foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities are translated at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated at the average exchange rates for the reported period. Gains and losses resulting from translation are recorded as a component of “Accumulated other comprehensive income (loss)” within stockholders' equity. Gains and losses resulting from foreign currency transactions are recognized as “Other income (expense), net”.

We are exposed to market risk from changes in foreign currency exchange rates. Our primary risk is the effect of foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating sales and expenses. We are also exposed to financial risk related to exchange rate translation losses (or gains) associated with economic interests that are denominated in a foreign currency. The risk of translation losses due to foreign exchange volatility is partially mitigated by the use of foreign exchange forward contracts with maturities of less than three months. These derivative transactions are not designated as hedges and are adjusted to fair value through income each period. The principal exposures mitigated were euro, pound sterling and Australian dollar currencies. For the three and six months ended June 30, 2012 and 2011, the gain/loss on derivative settlements was immaterial. The notional amounts held at period end and the underlying gain/loss were determined to be immaterial when compared to our overall cash and cash equivalents and the net income (loss) reported for the respective periods.

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

2. NET INCOME (LOSS) PER SHARE

The following table summarizes the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss) per share—basic
Net income (loss)—basic	$200	$291	$4,937	$7,310
Weighted average shares outstanding—basic	33,453	37,436	33,629	37,415

Net income (loss) per share—basic	$0.01	$0.01	$0.15	$0.20

Net income (loss) per share—diluted
Net income (loss)—basic	$200	$291	$4,937	$7,310
Exclude: Interest expense and amortized financing cost of convertible senior notes, net of tax benefit	0	0	0	0

Net income (loss)—diluted	$200	$291	$4,937	$7,310

Weighted average shares outstanding—basic	33,453	37,436	33,629	37,415
Dilutive impact of non-vested stock and options outstanding	108	545	192	690

Weighted average shares outstanding—diluted	33,561	37,981	33,821	38,105

Net income (loss) per share—diluted	$0.01	$0.01	$0.15	$0.19

Options to purchase 1,496,936 and 714,705 shares for the three months ended June 30, 2012 and 2011, respectively, and 1,496,936 and 708,142 shares for the six months ended June 30, 2012 and 2011, respectively, were not included in the computation of diluted net income (loss) per share because their effect on diluted net income (loss) per share would have been anti-dilutive.

The unissued shares underlying our 2004 senior convertible notes, 199,828 shares for both the three and six months ended June 30, 2012 and 2011, were excluded for the purposes of calculating GAAP diluted net income (loss) per share, because their effect on diluted net income (loss) per share would have been anti-dilutive. The unissued shares underlying our 2010 senior convertible notes, 7,022,027 shares for both the three and six months ended June 30, 2012 and 2011, were excluded for the purposes of calculating GAAP diluted net income (loss) per share, because their effect on diluted net income (loss) per share would have been anti-dilutive.

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

The following table sets forth by level within the fair value hierarchy, our financial assets that were accounted for at fair value on a recurring basis at June 30, 2012 and December 31, 2011, (in thousands), according to the valuation techniques we used to determine their fair values. There have been no transfers of assets between the fair value hierarchies presented below:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Balance as of June 30, 2012
Cash and cash equivalents	$421,542	$421,542	$0	$0
Restricted cash	351	351	0	0
U.S. government sponsored entities	38,119	0	38,119	0
Corporate bonds	170,533	170,533	0	0
Asset-backed securities	13,829	0	13,829	0
Market basis equity investments	2,304	2,304	0	0
Auction rate securities	50,612	0	0	50,612

Total assets measured at fair value	$697,290	$594,730	$51,948	$50,612

Balance as of December 31, 2011
Cash and cash equivalents	$497,193	$497,193	$0	$0
Restricted cash	1,524	1,524	0	0
U.S. government sponsored entities	25,999	0	25,999	0
Corporate bonds	176,561	176,561	0	0
Asset-backed securities	20,789	0	20,789	0
Market basis equity investments	1,566	1,566	0	0
Auction rate securities	65,338	0	0	65,338

Total assets measured at fair value	$788,970	$676,844	$46,788	$65,338

The following table is a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3 inputs) (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Long-term Investments	Total
Balance as of December 31, 2010	$0	$83,678	$83,678
Total gains or losses (realized/unrealized) included in other comprehensive income	0	735	735
Purchases	0	0	0
Issuances	0	0	0
Settlements	0	(19,075)	(19,075)
Transfers in and/or out of Level 3	0	0	0

Balance as of December 31, 2011	$0	$65,338	$65,338
Total gains or losses (realized/unrealized) included in other comprehensive income	0	(7,726)	(7,726)
Purchases	0	0	0
Issuances	0	0	0
Settlements	0	(7,000)	(7,000)
Transfers in and/or out of Level 3	0	0	0

Balance as of June 30, 2012	$0	$50,612	$50,612

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

Auction Rate Securities. As of June 30, 2012, we held $64.5 million of auction rate securities (ARS) at par value which we have recorded at $50.6 million fair value. As of December 31, 2011, we held $71.5 million of ARS at par value which was recorded at $65.3 million fair value. The ARS are student loans over-collateralized and guaranteed by the U.S. government. Almost all of these securities continue to fail at auction due to continued illiquid market conditions.

Due to the illiquid market conditions, we recorded a temporary fair value reduction of our ARS in the amount of $13.9 million (21.6 % of par value) as of June 30, 2012, under “Accumulated other comprehensive income (loss)”, compared to a $6.2 million temporary fair value reduction as of December 31, 2011 (8.6% of par value). The discounted cash flow model we used to value these securities included the following assumptions:

	June 30, 2012	December 31, 2011
Unobservable inputs
Redemption period (in years)	7.0	7.0
Credit ratings	BB + to AAA	AAA - to AAA
Penalty coupon rate	1.0% to 1.5%	1.0% to 1.5%
Weighted average annualized yield	1.2%	1.5%
Risk adjusted discount rate	3.5% to 15.5%	3.9% to 10.9%

Management makes estimates and assumptions about the ARS, which can be sensitive to changes and effect the determination of fair value. An increase in the length of redemption period or an increase in the discount rate assumption would decrease our fair value. Also, a decrease in the securities’ credit ratings would decrease our fair value.

The portfolio had a weighted average maturity of 27.8 years and 27.5 years as of June 30, 2012 and December 31, 2011, respectively. We continue to believe that we will be able to liquidate at par over time. We do not intend to sell the investments prior to recovery of their amortized cost basis nor do we believe it is more likely than not we may be required to sell the investments prior to recovery of their amortized cost basis. Accordingly, we treated the fair value decline as temporary. We anticipate we will have sufficient cash flow from operations to execute our business strategy and fund our operational needs. We believe that capital markets are also available if we need to finance other investing alternatives.

We classify our ARS as Level 3 long-term investments until we receive a call or partial call on the securities. Upon receipt of a call or partial call, we classify the securities subject to the call or partial call, as Level 1 short term investments. As of June 30, 2012 and December 31, 2011, our entire ARS portfolio was classified as Level 3 long-term investments. In the six months ended June 30, 2012, we liquidated $7.0 million of ARS due to full or partial calls at par. During the year ended December 31, 2011, we liquidated $19.1 million of ARS due to full or partial calls at par.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances like evidence of impairment. During the three and six months ended June 30, 2012 and 2011, we had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

The aggregate carrying value and fair value of the Company’s cost method equity investments at June 30, 2012 and December 31, 2011, was $31.5 million and $32.1 million, respectively, and is included under “Long-term investments” on the Consolidated Balance Sheets. We have evaluated the investments for impairment and we believe that the entity valuations completed at acquisition and the investee's subsequent performance against those projections indicates that the acquisition price continues to represent fair value.

As of June 30, 2012 and December 31, 2011, the fair value of our $345.0 million 2.0% fixed rate 2010 senior convertible notes was valued at $322.1 million and $285.1 million, respectively, based on the quoted fair market value of the debt. As of June 30, 2012 and December 31, 2011, the fair value of our $8.8 million 1.25% fixed rate 2004 senior convertible notes was valued at $8.4 million and $8.6 million, respectively, based on the quoted fair market value of the debt. Our debt is classified as Level 3 and we determine fair value based on a market approach.

4. INVESTMENTS

As of June 30, 2012 and December 31, 2011, our available-for-sale securities consisted of the following (in thousands):

			Gross Unrealized Losses			Maturities/Reset Dates
		Gross Unrealized	Less than 12	Greater than 12		Less than 12	Greater than 12
	Cost	Gains	Months	Months	Fair Value	Months	Months
Balance as of June 30, 2012
U.S. government sponsored entities	$38,119	$6	$(6)	$0	$38,119	$31,120	$6,999
Corporate bonds	170,121	457	(45)	0	170,533	70,254	100,279
Asset-backed securities	13,821	8	0	0	13,829	13,829	0
Market basis equity investments	2,304	0	0	0	2,304	0	2,304
Auction rate securities	64,525	0	0	(13,913)	50,612	0	50,612

Total available-for-sale securities	$288,890	$471	$(51)	$(13,913)	$275,397	$115,203	$160,194

Balance as of December 31, 2011
U.S. government sponsored entities	$26,000	$4	$(5)	$0	$25,999	$20,004	$5,995
Corporate bonds	176,797	374	(610)	0	176,561	63,452	113,109
Asset-backed securities	20,795	2	(8)	0	20,789	20,789	0
Market basis equity investments	1,566	0	0	0	1,566	0	1,566
Auction rate securities	71,525	0	0	(6,187)	65,338	0	65,338

Total available-for-sale securities	$296,683	$380	$(623)	$(6,187)	$290,253	$104,245	$186,008

We consider the fair value decline of our investments in U.S. government sponsored entities, and corporate bonds to be temporary, as we do not intend to sell the investments and it is not likely that we will be required to sell the investments before recovery of their amortized cost basis. See Note 3 – Fair Value Measurements, regarding the fair value decline in auction rate securities.

Realized gains or losses on investments are recorded in our Consolidated Statements of Operations within “Other income (expense), net”. Upon the sale of a security classified as available for sale, the security’s specific unrealized gain (loss) is reclassified out of “Accumulated other comprehensive income (loss)” into earnings based on the specific identification method. In the three and six months ended June 30, 2012 and 2011, the reclassifications from “Accumulated other comprehensive income (loss)” to net assets were immaterial related to securities settled at par within the periods. Realized gains and losses on sales of investments were immaterial in the three and six months ended June 30, 2012 and 2011.

5. STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense related to employee stock options, restricted stock awards and employee stock purchases recognized (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Costs and expenses
Direct cost of services	$58	$118	$118	$233
Network and infrastructure	368	345	732	592
Sales and marketing	2,129	2,116	4,297	3,876
Product research and development	953	781	1,688	1,491
General and administrative	2,723	2,371	5,357	4,494

Stock-based compensation included in costs and expenses	$6,231	$5,731	$12,192	$10,686

6. INCOME TAXES

The provision (benefit) for income taxes is composed of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Current tax expense (benefit):
United States	$1,471	$(1,120)	$1,349	$42
International	(909)	969	253	1,673

Total current provision for income taxes	$562	$(151)	$1,602	$1,715

Tax Rate	73.8%	(108.2)%	24.5%	19.0%

There is uncertainty of future realization of the deferred tax assets resulting from tax loss carryforwards due to anticipated limitations. Therefore, a valuation allowance was recorded against the tax effect of such tax loss carryforwards. At June 30, 2012, the Company has a valuation allowance on approximately $3.6 million of deferred tax assets related to operating losses and $0.2 million of deferred tax assets related to other tax attributes as we believe it is more likely than not that these deferred tax assets will not be realized. Any future release of this valuation allowance will reduce expense.

As of June 30, 2012, we had $10.7 million of unrecognized tax benefits, excluding related interest. All of these unrecognized tax benefits would affect our effective tax rate if recognized. As of June 30, 2012, we had approximately $0.7 million of accrued interest related to uncertain tax positions. Due to the potential resolution of examinations currently being performed by taxing authorities and the expiration of various statutes of limitation, it is reasonably possible that the balance of our gross unrecognized tax benefits may change within the next twelve months by a range of zero to $2.7 million.

7. COMMITMENTS AND CONTINGENCIES

Litigation

DDR Holdings, LLC (DDR Holdings) has brought a claim against us and several other defendants regarding U.S. Patents Nos. 6,629,135 (the “’135 patent”), 6,993,572 (the “’572 patent”), and 7,818,399 (“the ‘399 Patent”), which are owned by DDR Holdings. These patents claim e-commerce outsourcing systems and methods relating to the provision of outsourced e-commerce support pages having a common look and feel with a host’s website. The case was filed in the U.S. District Court for the Eastern District of Texas on January 31, 2006. The complaint seeks injunctive relief, declaratory relief, damages and attorneys’ fees. We have denied infringement of any valid claim of the patents-in-suit, and have asserted counter-claims which seek a judicial declaration that the patents are invalid and not infringed. After a delay due to DDR Holdings’ request for re-examination of the ‘135 and ‘572 patents, in October 2010 the Court granted DDR Holdings’ unopposed motion to lift the stay in the litigation. Digital River and DDR are currently completing the discovery phase of the litigation and are engaged in pre-trial preparation. We intend to vigorously defend ourselves in the DDR Holdings matter, however, no assurances can be given at this time as to the ultimate outcome of this case, or the range of potential loss should the outcome be unfavorable.

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

Commitments and Guarantees

At certain times, we enter into agreements where a letter of credit is required to ensure payment of future obligations by counterparties, such as our credit card processors and international taxing jurisdictions. Upon withdrawal, we are obligated to fund the executor bank on demand. We have not set aside specific funds to cover this potential obligation as we can generally recover these costs from our clients. If drawn upon, we expect to fund this commitment with cash and cash equivalents. There was $3.3 million in undrawn letters of credit as of June 30, 2012 and December 31, 2011, respectively.

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

Overview

We provide end-to-end global cloud-commerce, payments and marketing solutions to a wide variety of companies in software, consumer electronics, computer games, video games and other markets. We offer our clients a broad range of services that enable them to quickly and cost effectively establish an online sales channel capability and to subsequently manage and grow online sales on a global basis while mitigating risks. Our services include design, development and hosting of online stores and shopping carts, store merchandising and optimization, order management, denied parties screening, export controls and management, tax compliance and management, fraud management, digital product delivery via download, physical product fulfillment, subscription management, online marketing including e-mail marketing, management of affiliate programs, paid search programs, payment processing services, website optimization, web analytics and reporting, and CD production and delivery.

Our products and services allow our clients to focus on promoting and marketing their products and brands worldwide while leveraging our investments in technology and infrastructure to facilitate the purchase of products through their online websites. When shoppers visit one of our clients' branded websites they are transferred to an online commerce store and/or shopping cart operated by us on our commerce platforms. Once on our system, shoppers can browse for products and make purchases online. We typically are the seller of record for transactions through our client branded stores. After a purchase is made, we either deliver the product digitally via download over the Internet or transmit instructions to a third party for physical fulfillment of the order. We also typically process the buyer's payment as the merchant of record, including collection and remittance of applicable taxes and compliance with various regulatory matters. We have invested substantial resources to develop our cloud-commerce and marketing platforms, including direct-to-buyer software, and we provide access and use of our platforms to our clients as a service as opposed to selling the software to be operated on their own in-house computer hardware. Our cloud-commerce store solutions range from simple remote control models to more comprehensive online store models.

In addition to the services we provide that facilitate the completion of an online transaction, we also offer services designed to increase traffic to our clients' websites and the associated online stores and to improve the sales productivity of those stores. Our services include paid search advertising, search engine optimization, affiliate marketing, store optimization, multi-variant testing, web analytic services and e-mail optimization. All of our services are designed to help our clients acquire customers more effectively, sell to those customers more often and more efficiently, and increase the lifetime value of each customer.

Additionally, through our Digital River World Payments subsidiary, we offer a full range of payment processing services to clients. These services include multiple payment methods, fraud management, tax management, cloud-based billing and other payment optimization services.

On May 8, 2012, we entered into with Microsoft Corporation (“Microsoft”), in the ordinary course of business, the Third Omnibus Amendment to the Microsoft Operations Digital Distribution Agreement (the “Third Omnibus Amendment”). The Third Omnibus Amendment extends the term of Microsoft Operations Digital Distribution Agreement to a date no earlier than March 1, 2014. Additionally, the Third Omnibus Amendment contemplates the expansion of the business relationship whereby we will build, host and manage the Microsoft Store, an e-commerce store that supports the sale and fulfillment of Microsoft and third party software as well as consumer electronics products, to customers throughout the world. The Third Omnibus Amendment contemplates us providing e-commerce services in connection with Microsoft Store on a global basis in addition to maintaining and expanding our role as a reseller of Microsoft products via Digital River’s existing online stores in addition to new stores offering physical media.

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

Results of Operations

The following table sets forth certain items from our Consolidated Statements of Operations as a percentage of total revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue	100.0%	100.0%	100.0%	100.0%

Costs and expenses (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	3.4	4.2	3.5	4.2
Network and infrastructure	14.2	13.5	13.3	13.2
Sales and marketing	43.9	42.7	42.9	40.5
Product research and development	17.0	19.5	16.3	17.7
General and administrative	13.1	11.7	12.7	11.3
Depreciation and amortization	5.4	6.0	5.3	5.7
Amortization of acquisition-related intangibles	1.9	2.4	1.8	2.3

Total costs and expenses	98.9	100.0	95.8	94.9

Income (loss) from operations	1.1	—	4.2	5.1
Interest income	1.1	1.9	1.1	1.7
Interest expense	(2.5)	(2.4)	(2.3)	(2.4)
Other income (expense), net	1.1	0.7	0.4	0.3

Income (loss) before income taxes	0.8	0.2	3.4	4.7
Income tax expense (benefit)	0.6	(0.1)	0.8	0.9

Net income (loss)	0.2%	0.3%	2.6%	3.8%

REVENUE. Our revenue was $90.8 million for the three months ended June 30, 2012, compared to $92.5 million for the same period in the prior year, a decrease of $1.7 million or 1.9%. For the six months ended June 30, 2012, revenue totaled $193.2 million, an increase of $2.5 million, or 1.3%, from revenue of $190.7 million for the same period in the prior year.

Our commerce revenues are driven primarily by global commerce and payment services provided to a wide variety of companies in the software, consumer electronics, computer games and other markets. Commerce revenues include revenues generated from Microsoft. All other non-commerce revenue or support business revenue is driven primarily by our e-mail and affiliate marketing businesses.

For the three months ended June 30, 2012, the $1.7 million decrease in revenue was driven primarily by an increase in commerce revenue of $3.6 million, which includes a $0.7 million client settlement associated with a prior period. This commerce revenue increase was partially offset by a decrease in our support business revenue of $2.9 million and foreign exchange unfavorability of $2.4 million compared to the same period in the prior year. For the six months ended June 30, 2012, the $2.5 million increase in revenue was driven primarily by an increase in commerce revenue of $11.8 million partially offset by a decrease in support business revenue of $6.2 million and foreign exchange unfavorability of $3.1 million compared to the same period in the prior year.

International sales were approximately 46.7% and 46.7% of total sales in the three and six month periods ended June 30, 2012, compared to 46.1% and 46.2% for the same periods in the prior year.

DIRECT COST OF SERVICES. Direct cost of services primarily includes costs related to product fulfillment, backup CD production, delivery solutions and certain client-specific costs. Direct cost of service expenses were $3.1 million for the three months ended June 30, 2012, compared to $3.9 million for the same period in the prior year. Direct cost of service expenses were $6.7 million for the six months ended June 30, 2012, compared to $8.0 million for the same period in the prior year. The decreases for both periods were primarily attributable to lower CD production and delivery costs.

As a percentage of revenue, direct cost of services was 3.4% and 3.5% for the three and six months ended June 30, 2012, compared to 4.2% and 4.2% for the same periods in the prior year.

NETWORK AND INFRASTRUCTURE. Our network and infrastructure expenses primarily include costs to operate and maintain our technology platforms, customer service, data communication and data center operations. Network and infrastructure expenses were $12.9 million and $12.5 million for the three months ended June 30, 2012 and 2011, respectively. Network and infrastructure expenses were $25.7 million and $25.1 million for the six months ended June 30, 2012 and 2011, respectively. The increases for both periods were mainly due to higher data communication related costs.

As a percentage of revenue, network and infrastructure expenses were 14.2% and 13.3% for the three and six months ended June 30, 2012, compared to 13.5% and 13.2% for the same periods in the prior year.

SALES AND MARKETING. Our sales and marketing expenses include credit card transaction and other payment processing fees, personnel and related costs, advertising, promotional and product marketing expenses, credit card chargebacks and bad debt expense. Sales and marketing expenses were $39.8 million and $39.5 million for the three months ended June 30, 2012 and 2011, respectively. Sales and marketing expenses were $82.8 million and $77.2 million for the six months ended June 30, 2012 and 2011, respectively. The increases for both periods were primarily driven by increased payment processing costs and credit card chargebacks associated with our commerce revenue.

As a percentage of revenue, sales and marketing expenses were 43.9% and 42.9% in the three and six months ended June 30, 2012, compared to 42.7% and 40.5% for the same periods in the prior year.

PRODUCT RESEARCH AND DEVELOPMENT. Our product research and development expenses include costs associated with design, development and enhancement of our technology platforms and related systems. Research and development costs are expensed as incurred, except certain internal-use software development costs eligible for capitalization and costs directly associated with preparing a client website launch eligible to be deferred and amortized over the life of the sites associated revenue streams. Product research and development expenses were $15.4 million and $18.1 million for the three months ended June 30, 2012 and 2011, respectively. Product research and development expenses were $31.4 million and $33.7 million for the six months ended June 30, 2012 and 2011, respectively. The decreases in both periods were primarily due to a reduction in workforce related costs.

As a percentage of revenue, product research and development expenses were 17.0% and 16.3% in the three and six months ended June 30, 2012, compared to 19.5% and 17.7% for the same periods in the prior year.

GENERAL AND ADMINISTRATIVE. Our general and administrative expenses primarily include executive, finance, human resources and other administrative workforce and other related expenses, fees for professional services, bank fees, insurance costs and non-income related taxes. General and administrative expenses were $11.9 million and $10.9 million for the three months ended June 30, 2012 and 2011, respectively. General and administrative expenses were $24.5 million and $21.6 million for the six months ended June 30, 2012 and 2011, respectively. The increases in both periods mainly due to higher workforce related costs and professional fees.

As a percentage of revenue, general and administrative expenses were 13.1% and 12.7% for the three and six months ended June 30, 2012, compared to 11.7% and 11.3% for the same periods in the prior year.

DEPRECIATION AND AMORTIZATION. Our depreciation and amortization expenses include the depreciation of computer equipment, office furniture, the amortization of purchased and internally developed software and leasehold improvements. Computer equipment, software and furniture are depreciated under the straight-line method using three to seven year lives and leasehold improvements are amortized over the shorter of the life of the asset or the remaining length of the lease. Depreciation and amortization expense was $5.0 million and $5.6 million for the three months ended June 30, 2012 and 2011, respectively. Depreciation and amortization expense was $10.3 million and $11.0 million for the six months ended June 30, 2012 and 2011, respectively.

As a percentage of revenue, depreciation and amortization was 5.4% and 5.3% for the three and six months ended June 30, 2012, compared to 6.0% and 5.7% for the same periods in the prior year.

AMORTIZATION OF ACQUISITION-RELATED INTANGIBLES. Amortization of acquisition-related intangibles consists of the amortization of intangible assets such as customer relationships, technology and trade names acquired in business combinations. Amortization of acquisition-related intangible assets was $1.7 million and $2.2 million for the three months ended June 30, 2012 and 2011, respectively. Amortization of acquisition-related intangible assets was $3.6 million and $4.3 million for the six months ended June 30, 2012 and 2011, respectively. The decrease for the six months ended June 30, 2012, was driven primarily by intangible assets becoming fully amortized and the impairment recorded in the fourth quarter of 2011, as reported in the 2011 Form 10-K.

As a percentage of revenue, amortization of acquisition-related intangibles was 1.9% and 1.8% for the three and six months ended June 30, 2012, compared to 2.4% and 2.3% for the same periods in the prior year.

INTEREST INCOME. Our interest income represents the total of interest income on our cash, cash equivalents, short-term investments and certain long-term investments. Interest income was $1.0 million and $1.8 million for the three months ended June 30, 2012 and 2011, respectively. Interest income was $2.1 million and $3.2 million for the six months ended June 30, 2012 and 2011, respectively.

INTEREST EXPENSE. Our interest expense includes the total of cash and non-cash interest expense attributable to our outstanding convertible debt. For the three months ended June 30, 2012, interest expense was $2.3 million, which included $0.5 million of debt financing cost amortization, compared to interest expense of $2.2 million, which included $0.5 million of debt financing cost amortization, for the same period in the prior year. For the six months ended June 30, 2012, interest expense was $4.5 million, which included $1.0 million of debt financing cost amortization, compared to interest expense of $4.5 million, which included $1.0 million of debt financing cost amortization, for the same period in the prior year.

OTHER INCOME (EXPENSE), NET. Our other income (expense), net includes foreign currency transaction gains and losses, asset disposal gains and losses, other-than-temporary impairment of investments and dividend income. Other income (expense), net was income of $1.0 million and $0.7 million for the three months ended June 30, 2012 and 2011, respectively. Other income (expense), net was income of $0.7 million and $0.5 million for the six months ended June 30, 2012 and 2011, respectively. The increase in other income is primarily driven by an increase in dividend income.

INCOME TAXES. For the three months ended June 30, 2012 and 2011, our tax expense was $0.6 million and our tax benefit was $0.2 million, respectively. For the three months ended June 30, 2012, our tax expense consisted of approximately $1.5 million of U.S. tax expense and $0.9 million of foreign tax benefit. Both the US tax expense and the foreign tax benefit were largely due to provision-to-return items, recorded as discrete events in the current quarter. For the three months ended June 30, 2012 and 2011, the tax rate was 73.8% and (108.2%), respectively. The high tax rate for the current quarter was due to the discrete items and the negative tax rate for the comparative quarter in the prior year was due to the reduction in the estimated annual effective tax rate.

For the six months ended June 30, 2012 and 2011, our tax expense was $1.6 million and $1.7 million, respectively. For the six months ended June 30, 2012, our tax expense consisted of approximately $1.3 million of U.S. tax expense and $0.3 million of foreign tax expense. For the six months ended June 30, 2012 and 2011, the tax rate was 24.5% and 19.0%, respectively.

Off Balance Sheet Arrangements

None.

Liquidity and Capital Resources

	Six Months Ended June 30,
Cash Flows (in thousands)	2012	2011
Cash provided by (used in):
Operating activities	$(51,847)	$(26,883)
Investing activities	1,749	(117,124)
Financing activities	(20,860)	(3,058)
Effect of exchange rate changes on cash and cash equivalents	(4,693)	14,433

Net increase (decrease) in cash and cash equivalents	$(75,651)	$(132,632)

Operating Activities

As of June 30, 2012, we had $421.5 million of cash and cash equivalents, approximately 44% of which are held by our international subsidiaries. If funds held by our international subsidiaries were repatriated to the U.S. we would incur a U.S. tax liability that is not currently accrued in our financial statements. However, cash and cash equivalents held in the U.S. are sufficient to fund our current and anticipated domestic operations. As a result, we do not anticipate any local liquidity restrictions that would preclude us from funding our expansion or operating needs and do not foresee a need to repatriate any earnings.

As of June 30, 2012 and December 31, 2011, we had $644.0 million and $720.5 million in cash, cash equivalents and short-term investments, respectively. Excluding client payables and client receivables, we had $542.6 million and $542.9 million in net short-term liquidity as of the end of June 30, 2012 and December 31, 2011, respectively.

Our primary source of internal liquidity is our operating activities. Net cash used in operations for the six months ended June 30, 2012, of $51.8 million was primarily the result of net income adjusted for non-cash expenses offset by balance sheet changes such as a decrease in accounts payable and accrued liabilities and an increase in accounts receivable and prepaid and other assets. Net cash used in operations for the six months ended June 30, 2011, of $26.9 million was primarily the result of net income adjusted for non-cash expenses offset by balance sheet changes such as a decrease in accounts payable and other accrued liabilities.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2012, was $1.7 million and was the result of net sales of investments of $7.9 million and purchases of equipment and capitalized software of $6.2 million. Net cash used in investing activities for the six months ended June 30, 2011, was $117.1 million and was the result of net purchases of investments of $108.0 million and purchases of equipment and capitalized software of $9.1 million.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2012, was $20.9 million. This was primarily driven by $20.2 million cash used in the repurchase of common stock, $3.5 million cash used in the repurchase of restricted stock to satisfy tax withholding obligations and proceeds of $1.5 million were provided by the exercise of stock options. Net cash used in financing activities for the six months ended June 30, 2011, was $3.1 million. This was primarily driven by $5.8 million cash used in the repurchase of restricted stock to satisfy tax withholding obligations, proceeds of $1.3 million were provided by the sale of stock under the employee stock purchase plan and proceeds of $1.5 million were provided by the excess tax benefit from stock-based compensation.

Effect of Exchange Rate Changes

For the six months ended June 30, 2012, changes in foreign currency rates resulted in a $4.7 million decrease in our cash and cash equivalents. Exchange rate changes increased our cash and cash equivalents by $14.4 million during the six months ended June 30, 2011. The change is due to foreign currency volatility on our international entity balance sheet exposures, primarily from the euro.

Auction Rate Securities

As of June 30, 2012, we held $64.5 million of auction rate securities (ARS) at par value which we have recorded at $50.6 million fair value. As of December 31, 2011, we held $71.5 million of ARS at par value which was recorded at $65.3 million fair value. The ARS are student loans over-collateralized and guaranteed by the U.S. government. Almost all of these securities continue to fail at auction due to continued illiquid market conditions.

Due to the illiquid market conditions, we recorded a temporary fair value reduction of our ARS in the amount of $13.9 million (21.6 % of par value) as of June 30, 2012, under “Accumulated other comprehensive income (loss)”, compared to a $6.2 million temporary fair value reduction as of December 31, 2011 (8.6% of par value). The discounted cash flow model we used to value these securities included the following assumptions:

	June 30,	December 31,
	2012	2011
Unobservable inputs
Redemption period (in years)	7.0	7.0
Credit ratings	BB+ to AAA	AAA - to AAA
Penalty coupon rate	1.0% to 1.5%	1.0% to 1.5%
Weighted average annualized yield	1.2%	1.5%
Risk adjusted discount rate	3.5% to 15.5%	3.9% to 10.9%

Management makes estimates and assumptions about the ARS, which can be sensitive to changes and effect the determination of fair value. An increase in the length of redemption period or an increase in the discount rate assumption would decrease our fair value. Also, a decrease in the securities’ credit ratings would decrease our fair value.

The portfolio had a weighted average maturity of 27.8 years and 27.5 years as of June 30, 2012 and December 31, 2011, respectively. We continue to believe that we will be able to liquidate at par over time. We do not intend to sell the investments prior to recovery of their amortized cost basis nor do we believe it is more likely than not we may be required to sell the investments prior to recovery of their amortized cost basis. Accordingly, we treated the fair value decline as temporary. We anticipate we will have sufficient cash flow from operations to execute our business strategy and fund our operational needs. We believe that capital markets are also available if we need to finance other investing alternatives.

We classify our ARS as Level 3 long-term investments until we receive a call or partial call on the securities. Upon receipt of a call or partial call, we classify the securities subject to the call or partial call, as Level 1 short term investments. As of June 30, 2012 and December 31, 2011, our entire ARS portfolio was classified as Level 3 long-term investments. In the six months ended June 30, 2012, we liquidated $7.0 million of ARS due to full or partial calls at par. During the year ended December 31, 2011, we liquidated $19.1 million of ARS due to full or partial calls at par.

Commitments and Guarantees

At certain times, we enter into agreements where a letter of credit is required to ensure payment of future obligations by counterparties, such as our credit card processors and international taxing jurisdictions. Upon withdrawal, we are obligated to fund the executor bank on demand. We have not set aside specific funds to cover this potential obligation as we can generally recover these costs from our clients. If drawn upon, we expect to fund this commitment with cash and cash equivalents. There was $3.3 million in undrawn letters of credit at June 30, 2012 and December 31, 2011.

Application of Critical Accounting Policies

Critical Accounting Estimates and Policies

A detailed description of our significant accounting policies can be found in our most recent Annual Report filed on Form 10-K for the fiscal year ended December 31, 2011. There were no material changes in significant accounting policies during the quarter ended June 30, 2012.

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

At June 30, 2012, we had long-term debt of $353.8 million associated with our Senior Convertible Notes, which are fixed rate instruments. The market value of our long-term debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.

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

Transaction Exposure

The Company enters into short-term foreign currency forward contracts to offset the foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in current earnings in “Other income (expense), net”. Foreign currency transaction gains and losses were a gain of $0.1 million and a gain of $0.1 million in the three months ended June 30, 2012 and 2011, respectively. Foreign currency transaction gains and losses were a loss of $0.2 million in the six months ended June 30, 2012, and immaterial in the six months ended June 30, 2011.

Translation Exposure

Foreign exchange rate fluctuations may adversely impact our consolidated financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our Consolidated Balance Sheets. These gains or losses are recognized as an adjustment to stockholders' equity which is reflected in our Consolidated Balance Sheets under “Accumulated other comprehensive income (loss)”.

Other Market Risks

Investments in Auction Rate Securities

At June 30, 2012, we held approximately $64.5 million of ARS at par. In light of current conditions in the ARS market as described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in this Quarterly Report on Form 10-Q, we may incur temporary unrealized losses, or other-than-temporary realized losses, in the future if market conditions persist and we are unable to recover the investment principal in our ARS.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2012. The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation of our disclosure controls and procedures as of June 30, 2012, our Chief Executive Officer and our Chief Financial Officer concluded that as of that date, our disclosure controls were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

We have been converting to a new enterprise resource planning (ERP) system. Implementation of the ERP system has occurred in phases. During the quarter ended June 30, 2012, no new phases of the new ERP system were implemented. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we currently deem immaterial also may impair our business operations. Our business, financial condition or results of operations could be materially adversely affected by any of these risks and the value of our common stock could decline due to any of these risks, and you could lose all or part of the money you paid to buy our common stock. The following discussion of our risk factors should be read in conjunction with the consolidated financial statements and related notes thereto, and management’s discussion and analysis, contained in this report, and the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2011. Our business is also subject to general risks and uncertainties that affect many other companies. In addition, the current global economic climate amplifies many of these risks.

This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Factors that may affect our revenues, operating results, continued growth, and our stock price include the risks described elsewhere herein, as well as the following:

•

Client Development and Retention. We generate revenue by providing services to a wide variety of companies, primarily in the software and high-tech products markets. Therefore, it is important to our ongoing success that we maintain our key client relationships and, at the same time, both develop new client relationships and increase the number and type of products offered through our services. If we cannot develop and maintain satisfactory relationships with software and digital products publishers, manufacturers of consumer electronics and other goods, online retailers and online channel partners on acceptable commercial terms, or if clients elect to end their relationships with us and we are unable to generate sufficient additional revenue to compensate for the loss of those relationships, we will likely experience a decline in revenue and operating profit. New product verticals or market segments, and further penetration of existing product verticals and market segments, may require us to work with companies which have a limited operating history or greater risks than more established companies. This may result in the offering of products which are subject to higher chargeback rates or legal exposure and may generally expose us to greater legal and/or business risk. We may not be able to fully anticipate, mitigate or control all such risks. In the event claims are brought against us in connection with products offered by clients, especially clients with a limited operating history, weak sales, or who are or may become insolvent or bankrupt, we may not be successful in seeking indemnification for such claims from such clients and may be ultimately responsible for such claims. In the event a client becomes insolvent or bankrupt, we may not be successful in obtaining and retaining all amounts owed to us by that client.

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

•

Our contracts with our clients are generally one to two years in duration, with an automatic renewal provision for additional one-year periods, unless we are provided with a written notice before the end of the contract. Some of our contracts are for longer periods, but may provide for early termination upon certain notice. For example, we recently amended our contract with Microsoft to extend the term through March 1, 2014, but the amendment did not modify the previously negotiated termination provisions. We have no material long-term or exclusive contracts or arrangements with any clients that guarantee the availability of products. Clients that currently supply products to us may not continue to do so, and we may be unable to establish new relationships with clients to supplement or replace existing relationships. Clients may elect to cease offering certain products through online commerce, or cease allowing us to resell certain of their products. A client who believes we have failed to deliver the contractually-required services and benefits could terminate their agreements and bring claims against us for substantial damages, these claims could exceed the level of any insurance coverage that may be available to us, and if successful could adversely affect our operating results and financial condition. If an existing significant customer elects to end their relationship with us or if our sales of a significant customer’s products materially decreases, our revenue would decline and it may have a material adverse effect on our business, financial condition, results of operations, growth rate and stock price.

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

The market price for our common stock has varied between a high of $19.10 and a low of $13.81 in the six months ended June 30, 2012. This volatility may affect the price at which you could sell your common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors; variations in our quarterly operating results from our expectations or those of securities analysts or investors; downward revisions in securities analysts’ estimates; and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.

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

A material decline in the price of our common stock may result in the assertion of certain claims against us, and/or the commencement of inquiries and/or investigations against us. A prolonged decline in the price of our common stock could result in:

•	A reduction in the liquidity of our common stock and a reduction in our ability to raise capital and the inability for you to obtain a favorable selling price for your shares;

•

An event or circumstance that drives us to determine that it is more likely than not that the fair value of our one reporting segment is less than its carrying amount and record an impairment to our goodwill.

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

Any breach or compromise of our security or one of our clients, vendors or service providers could have a material adverse effect on our reputation, business, operating results and financial condition, dissuade existing and new clients from using our services, dissuade customers from transacting business through our systems, and expose us to significant costs, fines, losses, litigation, governmental investigations and liabilities. A party who circumvents our security measures or the security measures of our clients, vendors or service providers could misappropriate proprietary information or interrupt our operations. We may be required to expend significant capital and other resources to protect against security breaches or address problems caused by such breaches. Security breaches could expose us to lawsuits from affected persons and companies, and to governmental inquiries. Concerns over the security of the Internet and other online transactions and the privacy of users could deter people from using the Internet to conduct transactions that involve transmitting personally identifiable and other confidential information, inhibiting the growth of our business.

We are exposed to foreign currency exchange risk.

Sales outside the United States accounted for approximately 46.7% of our total sales in the six months ended June 30, 2012. A significant portion of our cash and marketable securities are held in non-U.S domiciled countries, primarily Ireland and Germany. The results of operations of, and certain of our intercompany balances associated with, our internationally focused websites are exposed to foreign exchange rate fluctuations. Upon translation, net sales and other operating results from our international operations may differ materially from expectations, and we may record significant gains or losses on the re-measurement of intercompany balances. If the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions will result in increased net revenues and operating expenses. Similarly, our net revenues and operating expenses will decrease if the U.S. dollar strengthens against foreign currencies. As we have expanded our international operations, our exposure to exchange rate fluctuations has become more pronounced. We may enter into short-term currency forward contracts to offset the foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. The use of such hedging activities may not offset more than a portion of the adverse financial impact resulting from unfavorable movements in foreign exchange rates. See Item 3 of Part I of this Form 10-Q for information demonstrating the effect on our consolidated statements of operations from changes in exchange rates versus the U.S. dollar.

Failure to enhance and expand our technology, systems and business offerings to accommodate increased traffic and to remain competitive could reduce demand for our services and impair the growth of our business.

We periodically enhance and expand our technology and transaction-processing systems, network infrastructure and other technologies to accommodate increases and spikes in the volume of traffic on our technology platforms due to factors including launches of new products and new commerce websites on our technology platforms, and seasonal fluctuations in consumer demand. To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our e-commerce platforms and the underlying network infrastructure, and develop and introduce new business offerings and programs. Any inability to enhance and expand our existing technology, transaction-processing systems or network infrastructure to manage such increased traffic and traffic spikes may cause unanticipated systems disruptions, slower response times and degradation in client services, including impaired quality and speed of order fulfillment. Failure to manage increased traffic and traffic spikes or an inability to maintain our competitiveness could harm our reputation and significantly reduce demand for our services, which would impair the growth of our business. If we incur significant costs without adequate results, or are unable to adapt rapidly to technological changes, we may fail to achieve our business plan. We may be unable to improve and increase the capacity of our network infrastructure sufficiently or to anticipate and react to expected or unexpected increases in the use of the platform to handle increased volume, or to obtain needed related services from third party suppliers. Our network and our suppliers’ networks may be unable to maintain an acceptable data transmission capability, especially if demands on our platform increase. We may fail to use new technologies effectively or fail to adapt our proprietary technology and systems to client requirements or emerging industry standards.

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

Our future effective tax rates could be favorably or unfavorably affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or their interpretation. As of June 30, 2012, we had net deferred tax assets of $30.3 million. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our results of operations and financial condition.

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

We sell products and services to consumers outside the United States and we intend to continue expanding our international presence. In the six months ended June 30, 2012, our sales to international consumers represented approximately 46.7% of our total sales. Continued expansion into international markets, particularly the European and Asia-Pacific regions, requires significant resources that we may fail to recover through generating additional revenue. Conducting business internationally is subject to risks that may have a material adverse effect on our ability to increase or maintain foreign sales, including:

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

In recent years revenues from our “self-service” platforms have grown as a percentage of our overall business, and we plan to continue to emphasize our self-service e-commerce solutions. These platforms typically have an automated structure that allows customers to sign up for and use our e-commerce services without significant participation from Digital River personnel. Despite our efforts to contractually prohibit the sale of inappropriate and illegal goods and services and our efforts to detect the same, the remote control nature of these platforms increases the risk that transactions involving the sale of unlawful goods or services or the violation of the proprietary rights of others may occur before we become aware of them. Furthermore, unscrupulous individuals may offer for sale, or attempt to purchase, illegal products via such platforms under innocuous names, further frustrating our attempts to prevent inappropriate use of our services. Failure to detect inappropriate or illegal uses of our platforms by third parties could expose us to a number of risks, including fines, increased fees or termination of services by payment processors or credit card associations, risks of lawsuits and governmental investigations, and civil and criminal penalties.

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

•	User privacy with respect to adults and minors;
•	Our ability to collect and/or share necessary information that allows us to conduct business on the Internet;
•	Export compliance;
•	Pricing, taxation, and regulatory fees;
•	Fraud;
•	Advertising;
•	Intellectual property rights;
•	Information security;
•	Quality of products and services;
•	Recycling of consumer products; and
•	Our investments in other companies.

Our acceptance of credit cards and similar payment methods requires us to maintain certain certifications, most notably Payment Card Industry (PCI) Level 1 compliance. Maintaining this certification requires an annual audit by a qualified third party auditor and a review and assessment of our security controls and a significant commitment of internal resources. Our loss of such certification may result in our inability to process credit card transactions and have a material adverse effect on our ability to do business.

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

From time to time we are notified of potential patent disputes, and expect that we will increasingly be subject to the assertion of patent infringement claims against us and/or our customers as our services expand in scope and complexity. We have been, and from time-to-time may be, named as a defendant in lawsuits claiming that we have, in some way, violated the intellectual property rights of others. For example, we are currently a party to patent litigation in the United States District Court for the Eastern District of Texas brought against us and various other defendants by DDR Holdings, LLC, seeking injunctive and monetary relief. More information on the DDR Holdings litigation and other pending intellectual property claims against us can be found in the Legal Proceedings section of this Form 10-Q.

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

Although we maintain system redundancies in multiple physical locations, our systems and operations are vulnerable to damage or interruption from:

•	Fire, flood, natural disasters, and other events beyond our control;
•	Defects introduced by 3rd party technology;
•	Defects introduced by outsourced services;
•	3rd party and outsourced services technology failure due to defects in hardware and or firmware;
•	Catastrophic hardware failure of 3rd party;
•	Catastrophic hardware failure of outsourced service provider;
•	Errors introduced by software and or hardware maintenance;
•	Operator negligence, improper operation by, or supervision of, employees, physical and electronic break-ins, misappropriation, computer viruses and similar events; and
•	Power loss, computer systems failures, denial-of-service attacks and Internet and telecommunications failure.

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

In January 2002, we adopted new Financial Accounting Standards Board (FASB) guidance that establishes that goodwill and intangible assets with indefinite lives are not amortized, but are to be tested on an annual basis (or more frequently if there are indications that an impairment may be necessary) for impairment and, if impaired, are recorded as an impairment charge in income from operations. As we only have one business segment, goodwill is evaluated based on a single reporting unit. As of June 30, 2012, we had goodwill with an indefinite life of $278.4 million from our acquisitions. At year-end 2011, due to the deterioration in our stock price in the second half of 2011, management completed additional analysis and determined that the fair value of the Company, based upon a discounted cash flow valuation approach, was in excess of book value and no impairment was required. Key assumptions included in the year end 2011 impairment test included our revenue growth rate, discount rate assumptions, and estimates of our future cash flows. Changes in these estimates could change our conclusion regarding an impairment of goodwill in a future period. If our goodwill is determined for any reason to be impaired, the subsequent accounting of the impaired portion as an expense would lower our earnings and jeopardize our ability to demonstrate sustained profitability. In January 2008, we adopted new FASB guidance that requires the reporting of assets at fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of assets can shift significantly and can cause a permanent or temporary impairment.

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

The market for e-commerce solutions is extremely competitive and we may find ourselves unable to compete effectively. Because there are relatively low barriers to entry in the e-commerce market, we expect continued intense competition as current competitors expand their product offerings and new competitors enter the market. In addition, our clients and partners may become competitors in the future. Increased competition is likely to result in price reductions, reduced margins, longer sales cycles and a decrease or loss of our market share, any of which could negatively impact our revenue and earnings. We face competition from the following sources:

•

In-house development of e-commerce capabilities using tools or applications from companies, such as Oracle Corporation (which acquired Art Technology Group, Inc.) and IBM Corporation or through internally developed solutions (e.g. as announced in October 2009, Symantec had elected not to renew its e-commerce agreement with us and migrated its online store traffic to an internally developed e-commerce system, which resulted in the termination of our e-commerce agreement with Symantec on June 30, 2010);

•	E-Commerce capabilities custom-developed by companies, such as IBM Global Services and Accenture, Inc.;

•	New e-commerce models through which consumers can purchase software products for their computers and computing devices, such as app stores;

•	Other providers of outsourced e-commerce solutions, such as cleverbridge AG, eBay, Inc. (which acquired GSI Commerce, Inc.), Avangate BV, asknet Inc. and Arvato, a division of Bertelsmann AG;

•

Companies that provide technologies, services or products that support a portion of the e-commerce process, such as payment processing, including CyberSource Corporation (a subsidiary of Visa, Inc.) and PayPal Corp.;

•	Companies that offer various online marketing services, technologies and products, including ValueClick, Inc. and Microsoft Advertising (formerly aQuantive, Inc.);

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

The pace of recovery of US and global economies, and political and economic conditions, may adversely affect our revenue and results of operations and stock price.

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

As of June 30, 2012, we held $64.5 million of auction rate securities (ARS) at par value which we have recorded at $50.6 million fair value. The ARS are student loans over-collateralized and guaranteed by the U.S. government and are BB+ to AAA rated. Almost all of these securities continue to fail at auction due to continued illiquid market conditions.

Due to the illiquid market conditions, we have recorded a temporary fair value reduction of our ARS in the amount of $13.9 million (21.6% of par value) as of June 30, 2012, under “Accumulated other comprehensive income (loss)”.

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

During the three months ended June 30, 2012, 1,366,996 shares were repurchased under the 2011 Repurchase Program. None of the repurchased shares have been retired.

Set forth below is information regarding the Company’s stock repurchases during the three months ended June 30, 2012.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan (in millions)
May 1, 2012 – May 31, 2012	682,080	$14.58	682,080	$10.3
June 1, 2012 – June 30, 2012	684,916	$15.03	684,916	$0.0

Total	1,366,996		1,366,996

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

Date: August 7, 2012		DIGITAL RIVER, INC.

	By:	/s/ Stefan B. Schulz
Stefan B. Schulz
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENTS

3.1 (1)	Amended and Restated Certificate of Incorporation, as amended, as currently in effect.

3.2 (2)	Amended and Restated Bylaws, as currently in effect.

4.1 (3)	Specimen of Common Stock Certificate.

4.2 (4)	Indenture dated as of June 1, 2004 between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the 2004 Note.

4.3 (5)	Indenture dated as of November 1, 2010, between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the 2010 Note.

10.1	Third Ominibus Amendment to the Microsoft Operations Digital Distribution Agreement, by and among Digital River, Inc. and Microsoft Corporation effective May 8, 2012.

10.2	Fourth Omnibus Amendment to the Microsoft Operations Digital Distribution Agreement, by and among Digital River, Inc. and Microsoft Corporation effective June 30, 2012.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Digital River, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.*

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on June 1, 2006, and incorporated herein by reference.
(2)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001, and incorporated herein by reference.
(3)	Filed as an exhibit to our Registration Statement on Form S-1, File No. 333-56787, declared effective on August 11, 1998, and incorporated herein by reference.
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 13, 2004.
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 1, 2010.
*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.