Form 10-Q
period 2012-09-30
DIGITAL RIVER INC /DE
filed 2012-11-07
CIK 1062530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

The number of shares of common stock outstanding at October 1, 2012, was 35,530,699 shares.

DIGITAL RIVER, INC.

 Form 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

DIGITAL RIVER, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(Unaudited)
	September 30,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$465,455	$497,193
Short-term investments	209,543	223,349
Accounts receivable, net of allowance of $4,932 and $4,613	75,254	64,811
Deferred tax assets	8,455	8,532
Prepaid expenses and other	38,358	35,719
Total current assets	797,065	829,604

Property and equipment, net	50,656	51,537
Goodwill	282,569	281,858
Intangible assets, net of accumulated amortization of $91,264 and $85,542	13,444	18,324
Long-term investments	81,064	99,047
Deferred income taxes	24,439	21,433
Other assets	6,143	8,973
TOTAL ASSETS	$1,255,380	$1,310,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$181,551	$243,410
Accrued payroll	10,424	17,523
Deferred revenue	12,912	8,633
Other accrued liabilities	52,010	42,577
Total current liabilities	256,897	312,143

NON-CURRENT LIABILITIES
Senior convertible notes	353,805	353,805
Other liabilities	15,883	12,556
Total non-current liabilities	369,688	366,361
TOTAL LIABILITIES	626,585	678,504

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	0	0
Common stock, $.01 par value; 120,000,000 shares authorized; 48,848,429 and 47,248,765 shares issued	488	472
Treasury stock at cost; 13,317,730 and 11,741,310 shares	(364,845)	(340,946)
Additional paid-in capital	726,721	708,941
Retained earnings	275,972	271,769
Accumulated other comprehensive income (loss)	(9,541)	(7,964)
Total stockholders’ equity	628,795	632,272
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,255,380	$1,310,776

See accompanying notes to consolidated financial statements.

DIGITAL RIVER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data; unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue	$91,670	$95,411	$284,887	$286,116
Costs and expenses (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	2,974	3,663	9,671	11,682
Network and infrastructure	13,414	12,017	39,103	37,106
Sales and marketing	37,954	40,535	120,798	117,733
Product research and development	15,677	16,781	47,096	50,507
General and administrative	14,309	9,741	38,831	31,364
Depreciation and amortization	4,969	5,693	15,258	16,657
Amortization of acquisition-related intangibles	1,709	2,184	5,301	6,511
Total costs and expenses	91,006	90,614	276,058	271,560
Income (loss) from operations	664	4,797	8,829	14,556
Interest income	773	1,565	2,908	4,793
Interest expense	(2,262)	(2,264)	(6,756)	(6,764)
Other income (expense), net	(606)	(511)	127	27
Income (loss) before income taxes	(1,431)	3,587	5,108	12,612
Income tax expense (benefit)	(697)	(1,931)	905	(216)
Net income (loss)	$(734)	$5,518	$4,203	$12,828

Net income (loss) per share - basic	$(0.02)	$0.15	$0.13	$0.34
Net income (loss) per share - diluted	$(0.02)	$0.15	$0.13	$0.34

Shares used in per-share calculation - basic	32,685	37,294	33,347	37,416
Shares used in per-share calculation - diluted	32,685	37,799	33,579	38,177

See accompanying notes to consolidated financial statements.

DIGITAL RIVER, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands; unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income (loss)	$(734)	$5,518	$4,203	$12,828
Other comprehensive income (loss):
Unrealized foreign exchange gain (loss) on the revaluation of investments in foreign subsidiaries	9,297	(18,385)	1,601	5,415
Unrealized gain (loss) on investments	1,128	(4,148)	(5,159)	(2,979)
Tax benefit (expense)	(647)	689	1,981	133
Other comprehensive income (loss)	9,778	(21,844)	(1,577)	2,569
Comprehensive income (loss)	$9,044	$(16,326)	$2,626	$15,397

See accompanying notes to consolidated financial statements.

DIGITAL RIVER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Nine Months Ended
	September 30,
	2012	2011
OPERATING ACTIVITIES
Net income (loss)	$4,203	$12,828
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of acquisition-related intangibles	5,301	6,511
Provision for doubtful accounts	1,349	916
Depreciation and amortization	15,258	16,657
Debt issuance cost amortization	1,481	1,492
Loss on sale of equipment	39	0
Stock-based compensation expense	18,255	16,235
Excess tax benefits from stock-based compensation	(129)	(1,517)
Deferred and other income taxes	(4,325)	1,121
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(11,539)	(5,342)
Prepaid and other assets	(7,362)	651
Accounts payable	(62,586)	(9,212)
Deferred revenue	9,094	(1,198)
Income tax payable	5,771	(5,525)
Other accrued liabilities	846	(28,562)
Net cash provided by (used in) operating activities	(24,344)	5,055

INVESTING ACTIVITIES
Purchases of investments	(95,776)	(207,790)
Sales of investments	122,391	172,288
Cash paid for cost method investments	0	(10,000)
Purchases of equipment and capitalized software	(14,394)	(17,744)
Net cash provided by (used in) investing activities	12,221	(63,246)

FINANCING ACTIVITIES
Debt issuance costs	0	(342)
Exercise of stock options	1,522	365
Sales of common stock under employee stock purchase plan	1,300	1,251
Repurchase of common stock	(20,242)	(50,008)
Repurchase of restricted stock to satisfy tax withholding obligation	(3,657)	(5,905)
Excess tax benefits from stock-based compensation	129	1,517
Net cash provided by (used in) financing activities	(20,948)	(53,122)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,333	3,348
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(31,738)	(107,965)
CASH AND CASH EQUIVALENTS, beginning of period	497,193	565,086
CASH AND CASH EQUIVALENTS, end of period	$465,455	$457,121

SUPPLEMENTAL DISCLOSURES
Cash paid for interest on senior convertible notes	$3,560	$3,560
Cash paid for income taxes	$2,314	$3,361

See accompanying notes to consolidated financial statements.

1. BASIS OF PRESENTATION

The unaudited consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which in our opinion are necessary to fairly state our consolidated financial position, results of operations and cash flows for the periods presented.  These consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2012, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2012. The December 31, 2011, information was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles (GAAP) in the United States.

Summary of Significant Accounting Policies

A detailed description of our significant accounting policies can be found in our most recent Annual Report filed on Form 10-K for the fiscal year ended December 31, 2011.  There were no material changes in significant accounting policies during the quarter ended September 30, 2012.

Revenue

Revenue was $91.7 million and $95.4 million for the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, revenue was $284.9 million and $286.1 million, respectively.

Restricted Cash

Restricted cash consists of cash and cash equivalents that are held in escrow accounts and restricted by agreements with third parties for a particular purpose.  Restricted cash and cash equivalents are included in current assets under “Prepaid expenses and other” on our Consolidated Balance Sheets, and are recorded at fair value.  As of September 30, 2012 and December 31, 2011, we had $0.4 million and $1.5 million of restricted cash, respectively.

Prepaid Expenses and Other

Prepaid expenses and other are largely comprised of prepaid expenses, restricted cash, inventory, other current assets and value added tax assets.  In the second quarter of 2012, $0.6 million was lent through a short-term promissory note to another company and recorded on the “Prepaid expenses and other” line of the Consolidated Balance Sheets. During the third quarter of 2012, collection of the note was deemed unlikely and a $0.6 million reserve was recorded against the note.  The reserve was recorded on the “Other income (expense), net” line in the Consolidated Statement of Operations.

Software Development

Costs to develop software for internal use are required to be capitalized and amortized over the estimated useful life of the software. For the three months ended September 30, 2012 and 2011, we capitalized $1.5 million and $0.6 million related to software development, respectively.  For the nine months ended September 30, 2012 and 2011, we capitalized $4.3 million and $3.7 million related to software development, respectively.  This capitalization is related to the development of our enterprise resource planning (ERP) system, new data management and reporting infrastructure, and enhancements to our commerce platforms.

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

ASU 2011-05 — Comprehensive Income: In September 2011, the FASB issued ASU 2011-05.  This amendment requires nonowner changes in stockholders’ equity, reclassifications and all other items affecting comprehensive income be presented in either a single continuous statement or in two separate but consecutive statements for all periods presented.  The amendments do not change the items that must be reported in comprehensive income or when an item of other comprehensive income must be reclassified to net income (loss).  Subsequently, the FASB issued ASU 2011-12, which indefinitely deferred the provision within ASU 2011-05 requiring presentation of reclassification adjustments out of accumulated other comprehensive income. Both ASUs were effective for interim and annual periods beginning after December 15, 2011, and are to be completed on a retrospective basis.  We have adopted the new disclosure requirements as of the period ended March 31, 2012, and it did not have a material impact on our Consolidated Financial Statements.

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

ASU 2012-03 — Technical Amendments and Corrections to SEC Sections: In August 2012, the FASB issued ASU 2012-03 which amended various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 114, SEC Release No. 33-9250 and FASB ASU 2010-22.  ASU 2012-03 is effective upon issuance for publically traded entities. We adopted ASU 2012-03 as of the period ended September 30, 2012, and it did not have a material impact on our Consolidated Financial Statements.

ASU 2012-04 — Technical Corrections and Improvements: In October 2012, the FASB issued ASU 2012-04 which represents changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice. The amendments in this update that will not have transition guidance will be effective upon issuance for public entities. For public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. We have adopted the guidance effective upon issuance under ASU 2012-04 and it did not have a material impact on our Consolidated Financial Statements for the period ended September 30, 2012.  Adoption of the remaining transition guidance under ASU 2012-04 is not anticipated to have a material effect on our Consolidated Financial Statements.

We have determined that all other recently issued accounting standards will not have a material impact on our Consolidated Financial Statements, or do not apply to our operations.

2. NET INCOME (LOSS) PER SHARE

The following table summarizes the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income (loss) per share - basic
Net income (loss) - basic	$(734)	$5,518	$4,203	$12,828
Weighted average shares outstanding - basic	32,685	37,294	33,347	37,416
Net income (loss) per share - basic	$(0.02)	$0.15	$0.13	$0.34

Net income (loss) per share - diluted
Net income (loss) - basic	$(734)	$5,518	$4,203	$12,828
Exclude: Interest expense and amortized financing cost of convertible senior notes, net of tax benefit	0	20	0	59
Net income (loss) - diluted	$(734)	$5,538	$4,203	$12,887

Weighted average shares outstanding - basic	32,685	37,294	33,347	37,416
Dilutive impact of non-vested stock and options outstanding	0	305	232	561
Dilutive impact of 2004 senior convertible notes	0	200	0	200
Weighted average shares outstanding - diluted	32,685	37,799	33,579	38,177
Net income (loss) per share - diluted	$(0.02)	$0.15	$0.13	$0.34

For the three months ended September 30, 2012, 264,796 incremental shares, related to dilutive securities were not included in the diluted net income (loss) per share calculation because the Company reported a loss for this period.  Incremental shares related to dilutive securities have an anti-dilutive impact on net income (loss) per share when a net loss is reported and therefore are not included in the calculation.

Options to purchase 1,463,689 and 1,411,245 shares for the three months ended September 30, 2012 and 2011, respectively, and 1,463,689 and 1,274,390 shares for the nine months ended September 30, 2012 and 2011, respectively, were not included in the computation of diluted net income (loss) per share because their effect on diluted net income (loss) per share would have been anti-dilutive.

The unissued shares underlying our 2004 senior convertible notes, 199,828 shares for both the three and nine months ended September 30, 2012, were excluded for the purposes of calculating GAAP diluted net income (loss) per share, because their effect on diluted net income (loss) per share would have been anti-dilutive.  The unissued shares underlying our 2010 senior convertible notes, 7,022,027 shares for both the three and nine months ended September 30, 2012 and 2011, were excluded for the purposes of calculating GAAP diluted net income (loss) per share, because their effect on diluted net income (loss) per share would have been anti-dilutive.

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

Level 2 — Other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly, including:

·                  Quoted prices for similar assets or liabilities in active markets;

·                  Quoted prices for identical or similar assets in less active markets than Level 1 investments;

·                  Inputs other than quoted prices that are observable for assets or liabilities; and

·                  Inputs that are derived principally from or corroborated by other observable market data.

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

The following table sets forth by level within the fair value hierarchy, our financial assets that were accounted for at fair value on a recurring basis at September 30, 2012 and December 31, 2011, (in thousands), according to the valuation techniques we used to determine their fair values. There have been no transfers of assets between the fair value hierarchies presented below:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Balance as of September 30, 2012
Cash and cash equivalents	$465,455	$465,455	$0	$0
Restricted cash	351	351	0	0
U.S. government sponsored entities	31,117	0	31,117	0
Corporate bonds	169,287	169,287	0	0
Asset-backed securities	9,139	0	9,139	0
Market basis equity investments	1,733	1,733	0	0
Auction rate securities	47,203	0	0	47,203
Total assets measured at fair value	$724,285	$636,826	$40,256	$47,203

Balance as of December 31, 2011
Cash and cash equivalents	$497,193	$497,193	$0	$0
Restricted cash	1,524	1,524	0	0
U.S. government sponsored entities	25,999	0	25,999	0
Corporate bonds	176,561	176,561	0	0
Asset-backed securities	20,789	0	20,789	0
Market basis equity investments	1,566	1,566	0	0
Auction rate securities	65,338	0	0	65,338
Total assets measured at fair value	$788,970	$676,844	$46,788	$65,338

The following table is a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3 inputs) (in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	Short-term	Long-term
	Investments	Investments	Total
Balance as of December 31, 2010	$0	$83,678	$83,678
Total gains or losses (unrealized) included in other comprehensive income	0	735	735
Purchases	0	0	0
Issuances	0	0	0
Settlements	0	(19,075)	(19,075)
Transfers in and/or out of Level 3	0	0	0
Balance as of December 31, 2011	$0	$65,338	$65,338
Total gains or losses (unrealized) included in other comprehensive income	0	(6,435)	(6,435)
Purchases	0	0	0
Issuances	0	0	0
Settlements	0	(11,700)	(11,700)
Transfers in and/or out of Level 3	0	0	0
Balance as of September 30, 2012	$0	$47,203	$47,203

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

Auction Rate Securities.  As of September 30, 2012, we held $59.8 million of auction rate securities (ARS) at par value which we have recorded at $47.2 million fair value.  As of December 31, 2011, we held $71.5 million of ARS at par value which was recorded at $65.3 million fair value.  The ARS are student loans over-collateralized and guaranteed by the U.S. government. Almost all of these securities continue to fail at auction due to continued illiquid market conditions.

Due to the illiquid market conditions, we recorded a temporary fair value reduction of our ARS in the amount of $12.6 million (21.1% of par value) as of September 30, 2012, under “Accumulated other comprehensive income (loss)”, compared to a $6.2 million temporary fair value reduction as of December 31, 2011 (8.6% of par value).  The discounted cash flow model we used to value these securities included the following assumptions:

	September 30,	December 31,
	2012	2011
Unobservable inputs
Redemption period (in years)	7.0	7.0
Credit ratings	BB+ to AAA	AAA- to AAA
Penalty coupon rate	1.0% to 1.5%	1.0% to 1.5%
Weighted average annualized yield	1.3%	1.5%
Risk adjusted discount rate	3.4% to 15.4%	3.9% to 10.9%

Management makes estimates and assumptions about the ARS, which can be sensitive to changes and effect the determination of fair value.  An increase in the length of redemption period or an increase in the discount rate assumption would decrease our fair value.  Also, a decrease in the securities’ credit ratings would decrease our fair value.

The portfolio had a weighted average maturity of 28.5 years and 27.5 years as of September 30, 2012 and December 31, 2011, respectively. We continue to believe that we will be able to liquidate at par over time. We do not intend to sell the investments prior to recovery of their amortized cost basis nor do we believe it is more likely than not we may be required to sell the investments prior to recovery of their amortized cost basis. Accordingly, we treated the fair value decline as temporary. We anticipate we will have sufficient cash flow from operations to execute our business strategy and fund our operational needs. We believe that capital markets are also available if we need to finance other investment alternatives.

We classify our ARS as Level 3 long-term investments until we receive a call or partial call on the securities.  Upon receipt of a call or partial call, we classify the securities subject to the call or partial call, as Level 1 short term investments. As of September 30, 2012 and December 31, 2011, our entire ARS portfolio was classified as Level 3 long-term investments. In the nine months ended September 30, 2012, we liquidated $11.7 million of ARS due to full calls, partial calls or sales at par.  During the year ended December 31, 2011, we liquidated $19.1 million of ARS due to full or partial calls at par.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances like evidence of impairment.  During the three and nine months ended September 30, 2012 and 2011, we had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

The aggregate carrying value and fair value of the Company’s cost method equity investments at September 30, 2012 and December 31, 2011, was $32.1 million for both periods, and is included under “Long-term investments” on the Consolidated Balance Sheets.  We have evaluated the investments for impairment and we believe that the entity valuations completed at acquisition and the investee’s subsequent performance against those projections indicates that the acquisition price continues to represent fair value.

As of September 30, 2012 and December 31, 2011, the fair value of our $345.0 million 2.0% fixed rate 2010 senior convertible notes was valued at $335.9 million and $285.1 million, respectively, based on the quoted fair market value of the debt.  As of September 30, 2012 and December 31, 2011, the fair value of our $8.8 million 1.25% fixed rate 2004 senior convertible notes was valued at $8.7 million and $8.6 million, respectively, based on the quoted fair market value of the debt.  Our debt is classified as Level 3 and we determine fair value based on a market approach.

4.  INVESTMENTS

As of September 30, 2012 and December 31, 2011, our available-for-sale securities consisted of the following (in thousands):

			Gross Unrealized Losses			Maturities/Reset Dates
		Gross Unrealized	Less than 12	Greater than 12		Less than 12	Greater than 12
	Cost	Gains	Months	Months	Fair Value	Months	Months
Balance as of September 30, 2012
U.S. government sponsored entities	$31,111	$7	$(1)	$0	$31,117	$31,117	$0
Corporate bonds	168,433	862	(8)	0	169,287	74,392	94,895
Asset-backed securities	9,129	10	0	0	9,139	9,139	0
Market basis equity investments	1,733	0	0	0	1,733	0	1,733
Auction rate securities	59,825	0	0	(12,622)	47,203	0	47,203
Total available-for-sale securities	$270,231	$879	$(9)	$(12,622)	$258,479	$114,648	$143,831

Balance as of December 31, 2011
U.S. government sponsored entities	$26,000	$4	$(5)	$0	$25,999	$20,004	$5,995
Corporate bonds	176,797	374	(610)	0	176,561	63,452	113,109
Asset-backed securities	20,795	2	(8)	0	20,789	20,789	0
Market basis equity investments	1,566	0	0	0	1,566	0	1,566
Auction rate securities	71,525	0	0	(6,187)	65,338	0	65,338
Total available-for-sale securities	$296,683	$380	$(623)	$(6,187)	$290,253	$104,245	$186,008

See Note 3 — Fair Value Measurements, regarding the fair value decline in auction rate securities.  Realized gains or losses on investments are recorded in our Consolidated Statements of Operations within “Other income (expense), net”.  Upon the sale of a security classified as available for sale, the security’s specific unrealized gain (loss) is reclassified out of “Accumulated other comprehensive income (loss)” into earnings based on the specific identification method.  Realized gain and losses resulting from reclassifications out of Accumulated other comprehensive income (loss) were immaterial for the three and nine months ended September 30, 2012. Realized gain and losses resulting from reclassifications out of Accumulated other comprehensive income (loss) were gains of $0.6 million for both the three and nine months ended September 30, 2011.

5.  STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense related to employee stock options, restricted stock awards and employee stock purchases recognized (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Costs and expenses
Direct cost of services	$26	$(16)	$144	$217
Network and infrastructure	408	345	1,140	937
Sales and marketing	1,949	2,265	6,246	6,141
Product research and development	999	698	2,687	2,189
General and administrative	2,681	2,257	8,038	6,751
Stock-based compensation included in costs and expenses	$6,063	$5,549	$18,255	$16,235

6. INCOME TAXES

The provision (benefit) for income taxes is composed of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Current tax expense (benefit):
United States	$(520)	$(2,613)	$829	$(2,570)
International	(177)	682	76	2,354
Total current provision for income taxes	$(697)	$(1,931)	$905	$(216)

Tax Rate	48.7%	(53.9)%	17.7%	(1.7)%

There is uncertainty of future realization of the deferred tax assets resulting from tax loss carryforwards due to anticipated limitations.  Therefore, a valuation allowance was recorded against the tax effect of such tax loss carryforwards.  At September 30, 2012, the Company had a valuation allowance on approximately $3.6 million of deferred tax assets related to operating losses and $0.2 million of deferred tax assets related to other tax attributes as we believe it is more likely than not that these deferred tax assets will not be realized. Any future release of this valuation allowance will reduce expense.

As of September 30, 2012, we had $10.5 million of unrecognized tax benefits, excluding related interest.  All of these unrecognized tax benefits would affect our effective tax rate if recognized.  As of September 30, 2012, we had approximately $0.8 million of accrued interest related to uncertain tax positions.  Due to the potential resolution of examinations currently being performed by taxing authorities and the expiration of various statutes of limitation, it is reasonably possible that the balance of our gross unrecognized tax benefits may change within the next twelve months by a range of zero to $1.7 million.

7. COMMITMENTS AND CONTINGENCIES

Litigation

DDR Holdings, LLC (DDR Holdings) has brought a claim against us and several other defendants regarding U.S. Patents Nos. 6,629,135 (“the ‘135 patent”), 6,993,572 (“the ‘572 patent”), and 7,818,399 (“the ‘399 Patent”), which are owned by DDR Holdings. These patents claim e-commerce outsourcing systems and methods relating to the provision of outsourced e-commerce support pages having a common look and feel with a host’s website. The case was filed in the U.S. District Court for the Eastern District of Texas on January 31, 2006. The complaint seeks injunctive relief, declaratory relief, damages and attorneys’ fees. We have denied infringement of any valid claim of the patents-in-suit, and have asserted counter-claims which seek a judicial declaration that the patents are invalid and not infringed. After a delay due to DDR Holdings’ request for re-examination of the ’135 and ’572 patents, in October 2010 the Court granted DDR Holdings’ unopposed motion to lift the stay in the litigation. Digital River and DDR concluded discovery and pre-trial depositions in August 2012. Digital River filed a pre-trial motion for summary judgment in this matter in September 2011, which was denied by the court on October 3, 2012.  In pre-trial motions, DDR dropped its claims against Digital River with respect to the ‘135 and ’399 patent.

On October 12, 2012, the jury found in favor of the plaintiff on the infringement claim in connection with the ’572 patent and awarded damages of $750,000 (versus plaintiff’s demand of $10.2 million).  As of October 31, 2012, the court has not yet entered judgment on the jury’s verdict.  Digital River is in the process of weighing options, including appeal. During the third quarter of 2012, full settlement was accrued for on the “Other accrued liabilities” line of the Consolidated Balance Sheets and the “General and administrative” line of the Consolidated Statements of Operations.

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

Commitments and Guarantees

At certain times, we enter into agreements where a letter of credit is required to ensure payment of future obligations by counterparties, such as our credit card processors and international taxing jurisdictions.  Upon withdrawal, we are obligated to fund the executor bank on demand.  We have not set aside specific funds to cover this potential obligation as we can generally recover these costs from our clients.  If drawn upon, we expect to fund this commitment with cash and cash equivalents.  There were $3.6 million and $3.3 million in undrawn letters of credit as of September 30, 2012 and December 31, 2011, respectively.

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

We are required to pay interest on the 2004 Notes on January 1 and July 1 of each year so long as the 2004 Notes are outstanding.  The 2004 Notes bear interest at a rate of 1.25% and, if specified conditions are met, are convertible into our common stock at a conversion price of $44.063 per share.  At the initial conversion rate, assuming the conversion of our $8.8 million in remaining principal debt, the 2004 Notes may be converted into approximately 199,828 shares of our common stock.  The 2004 Notes may be surrendered for conversion under certain circumstances, including the satisfaction of a market price condition, such that the price of our common stock reaches a specified threshold; the satisfaction of a trading price condition, such that the trading price of the 2004 Notes falls below a specified level; the redemption of the 2004 Notes by us, the occurrence of specified corporate transactions, as defined in the related indenture; and the occurrence of a fundamental change, as defined in the related indenture. The initial conversion price is equivalent to a conversion rate of approximately 22.6948 shares per $1,000 of principal amount of the 2004 Notes.  We will adjust the conversion price if certain events occur, as specified in the related indenture, such as the issuance of our common stock as a dividend or distribution or the occurrence of a stock subdivision or combination.

9. BUSINESS COMBINATIONS

On September 24, 2012, we announced the signing of a definitive agreement whereby we intend to acquire LML Payment Systems Inc. (LML) in an all cash transaction valued at $3.45 per share, or an aggregate purchase price of approximately $102.8 million. Under the terms of the agreement, LML shareholders will receive $3.45 per share in cash consideration (the “Consideration”) and all options and warrants will be acquired for cash consideration equal to the Consideration less the exercise price of such option or warrant. The acquisition has been approved by the boards of directors of both companies and is expected to be completed through a plan of arrangement under the Business Corporations Act (British Columbia). The closing of the transaction is subject to approval of two-thirds of the LML shareholder votes cast. The transaction is subject to satisfaction of other customary terms and conditions and is expected to close during the first quarter in 2013. For the three months ended September 30, 2012, expenses associated with this acquisition were $0.6 million and was recorded on the “General and administrative” line of the Consolidated Statements of Operations.

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

Business Overview

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

Current Period Results and Outlook

For the quarter ended September 30, 2012, we recorded a net loss of $0.7 million or $0.02 per share compared to net income of $5.5 million or $0.15 per diluted share for the same period in the prior year.  Revenues in the current quarter decreased 3.9% versus the third quarter of 2011 to $91.7 million. Total costs and expenses in the current quarter increased 0.4% versus the third quarter of 2011 to $91.0 million. As of September 30, 2012 and December 31, 2011, we had $675.0 million and $720.5 million in cash, cash equivalents and short-term investments, respectively.

For the fourth quarter, we expect fairly strong customer traffic on key selling days — similar to what we have seen in previous years; however, we expect to see some consumer pricing pressure leading to lower average order values on Black Friday and Cyber Monday. While we had a good third quarter and anticipate a solid fourth quarter, we expect challenges in 2013.  Like many companies, we continue to have concerns about the overall softness of the economy, especially in Europe, as well as the decline in PC sales. We have undergone some client attrition this year and expect it will continue into next year.  Additionally, we have seen a decline in our supporting businesses revenue this year and expect a similar decline in 2013. Taking all these challenges into consideration, we believe it will be difficult to achieve revenue growth next year, including any revenue from the proposed acquisition of LML Payment Systems (see Item 1, Note 9 in this Quarterly Report on Form 10-Q).

Currently, we are taking actions to solidify our existing revenue base and respond to trends we are seeing in the market. These actions include continued investment in our technology platforms, the transition of our architecture and platforms towards a more modular, plug-and-play commerce ecosystem and reducing operating expenses.

Other

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

Results of Operations

The following table sets forth certain items from our Consolidated Statements of Operations as a percentage of total revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	3.2	3.8	3.4	4.1
Network and infrastructure	14.6	12.6	13.7	13.0
Sales and marketing	41.4	42.5	42.4	41.1
Product research and development	17.1	17.6	16.5	17.6
General and administrative	15.6	10.2	13.6	11.0
Depreciation and amortization	5.3	6.0	5.4	5.8
Amortization of acquisition-related intangibles	1.9	2.3	1.8	2.3
Total costs and expenses	99.1	95.0	96.8	94.9
Income (loss) from operations	0.9	5.0	3.2	5.1
Interest income	0.8	1.7	1.0	1.7
Interest expense	(2.5)	(2.4)	(2.4)	(2.4)
Other income (expense), net	(0.7)	(0.5)	—	—
Income (loss) before income taxes	(1.5)	3.8	1.8	4.4
Income tax expense (benefit)	(0.7)	(1.9)	0.3	(0.1)
Net income (loss)	(0.8)%	5.8%	1.5%	4.5%

REVENUE.  Our revenue was $91.7 million for the three months ended September 30, 2012, compared to $95.4 million for the same period in the prior year, a decrease of $3.7 million or 3.9%. For the nine months ended September 30, 2012, revenue totaled $284.9 million, a decrease of $1.2 million, or 0.4%, from revenue of $286.1 million for the same period in the prior year.

Our commerce revenues are driven primarily by global commerce and payment services provided to a wide variety of companies in the software, consumer electronics, computer games and other markets.  Commerce revenues include revenues generated from Microsoft.  All other non-commerce revenue or support business revenue is driven primarily by our e-mail and affiliate marketing businesses.

For the three months ended September 30, 2012, the $3.7 million decrease in revenue was driven primarily by a decrease in our support business revenue of $2.9 million and foreign exchange unfavorability of $2.3 million, offset by an increase in commerce revenue of $1.5 million compared to the same period in the prior year.  For the nine months ended September 30, 2012, the $1.2 million decrease in revenue was driven primarily by a decrease in support business of $9.1 million and foreign exchange unfavorability of $5.4 million, partially offset by an increase in commerce revenue of $13.3 million compared to the same period in the prior year.

International sales were approximately 45.8% and 46.4% of total sales in the three and nine month periods ended September 30, 2012, compared to 46.2% for both the same periods in the prior year.

DIRECT COST OF SERVICES.  Direct cost of services primarily includes costs related to product fulfillment, backup CD production, delivery solutions and certain client-specific costs. Direct cost of service expenses were $3.0 million for the three months ended September 30, 2012, compared to $3.7 million for the same period in the prior year.  Direct cost of service expenses were $9.7 million for the nine months ended September 30, 2012, compared to $11.7 million for the same period in the prior year.  The decreases for both periods were primarily attributable to lower CD production and delivery costs.

As a percentage of revenue, direct cost of services was 3.2% and 3.4% for the three and nine months ended September 30, 2012, compared to 3.8% and 4.1% for the same periods in the prior year.

NETWORK AND INFRASTRUCTURE.  Our network and infrastructure expenses primarily include costs to operate and maintain our technology platforms, customer service, data communication and data center operations.  Network and infrastructure expenses were $13.4 million and $12.0 million for the three months ended September 30, 2012 and 2011, respectively.  Network and infrastructure expenses were $39.1 million and $37.1 million for the nine months ended September 30, 2012 and 2011, respectively. The increases for both periods were mainly due to higher data communication and IT related costs.

As a percentage of revenue, network and infrastructure expenses were 14.6% and 13.7% for the three and nine months ended September 30, 2012, compared to 12.6% and 13.0% for the same periods in the prior year.

SALES AND MARKETING.  Our sales and marketing expenses include credit card transaction and other payment processing fees, personnel and related costs, advertising, promotional and product marketing expenses, credit card chargebacks and bad debt expense.  Sales and marketing expenses were $38.0 million and $40.5 million for the three months ended September 30, 2012 and 2011, respectively.  Sales and marketing expenses were $120.8 million and $117.7 million for the nine months ended September 30, 2012 and 2011, respectively. The decrease for the current period is driven primarily by a decrease in workforce related costs.  The year to date increases year-over-year were primarily driven by increased payment processing costs and credit card chargebacks associated with our commerce revenue.

As a percentage of revenue, sales and marketing expenses were 41.4% and 42.4% in the three and nine months ended September 30, 2012, compared to 42.5% and 41.1% for the same periods in the prior year.

PRODUCT RESEARCH AND DEVELOPMENT.  Our product research and development expenses include costs associated with design, development and enhancement of our technology platforms and related systems. Research and development costs are expensed as incurred, except certain internal-use software development costs eligible for capitalization and costs directly associated with preparing a client website launch eligible to be deferred and amortized over the life of the sites associated revenue streams.  Product research and development expenses were $15.7 million and $16.8 million for the three months ended September 30, 2012 and 2011, respectively.  Product research and development expenses were $47.1 million and $50.5 million for the nine months ended September 30, 2012 and 2011, respectively.  The decreases in both periods were primarily due to a reduction in workforce related costs.

As a percentage of revenue, product research and development expenses were 17.1% and 16.5% in the three and nine months ended September 30, 2012, compared to 17.6% for both of the same periods in the prior year.

GENERAL AND ADMINISTRATIVE. Our general and administrative expenses primarily include executive, finance, human resources and other administrative workforce and other related expenses, fees for professional services, bank fees, litigation costs, insurance costs and non-income related taxes. General and administrative expenses were $14.3 million and $9.7 million for the three months ended September 30, 2012 and 2011, respectively.  General and administrative expenses were $38.8 million and $31.4 million for the nine months ended September 30, 2012 and 2011, respectively.  The increases in the current period were driven by legal fees and settlement of DDR Holdings, LLC litigation, acquisition costs associated with LML Payment Systems, Inc. and consulting costs incurred.  The year to date increases year-over-year are driven by the current period costs above and higher workforce related costs.

As a percentage of revenue, general and administrative expenses were 15.6% and 13.6% for the three and nine months ended September 30, 2012, compared to 10.2% and 11.0% for the same periods in the prior year.

DEPRECIATION AND AMORTIZATION. Our depreciation and amortization expenses include the depreciation of computer equipment, office furniture, the amortization of purchased and internally developed software and leasehold improvements. Computer equipment, software and furniture are depreciated under the straight-line method using three to seven year lives and leasehold improvements are amortized over the shorter of the life of the asset or the remaining length of the lease. Depreciation and amortization expense was $5.0 million and $5.7 million for the three months ended September 30, 2012 and 2011, respectively.  Depreciation and amortization expense was $15.3 million and $16.7 million for the nine months ended September 30, 2012 and 2011, respectively.

As a percentage of revenue, depreciation and amortization was 5.3% and 5.4% for the three and nine months ended September 30, 2012, compared to 6.0% and 5.8% for the same periods in the prior year.

AMORTIZATION OF ACQUISITION-RELATED INTANGIBLES.  Amortization of acquisition-related intangibles consists of the amortization of intangible assets such as customer relationships, technology and trade names acquired in business combinations. Amortization of acquisition-related intangible assets was $1.7 million and $2.2 million for the three months ended September 30, 2012 and 2011, respectively.  Amortization of acquisition-related intangible assets was $5.3 million and $6.5 million for the nine months ended September 30, 2012 and 2011, respectively. The decrease for the nine months ended September 30, 2012, was driven primarily by intangible assets becoming fully amortized and the impairment recorded in the fourth quarter of 2011, as reported in the 2011 Form 10-K.

As a percentage of revenue, amortization of acquisition-related intangibles was 1.9% and 1.8% for the three and nine months ended September 30, 2012, compared to 2.3% for both of the same periods in the prior year.

INTEREST INCOME.  Our interest income represents the total of interest income on our cash, cash equivalents, short-term investments and certain long-term investments.  Interest income was $0.8 million and $1.6 million for the three months ended September 30, 2012 and 2011, respectively. Interest income was $2.9 million and $4.8 million for the nine months ended September 30, 2012 and 2011, respectively.

INTEREST EXPENSE.  Our interest expense includes the total of cash and non-cash interest expense attributable to our outstanding convertible debt. For the three months ended September 30, 2012 and 2011, interest expense was $2.3 million, which included $0.5 million of debt financing cost amortization for both periods. For the nine months ended September 30, 2012 and 2011, interest expense was $6.8 million, which included $1.5 million of debt financing cost amortization for both periods.

OTHER INCOME (EXPENSE), NET.  Our other income (expense), net includes foreign currency transaction gains and losses, asset disposal gains and losses, other-than-temporary impairment of investments and dividend income.  Other income (expense), net was expense of $0.6 million and $0.5 million for the three months ended September 30, 2012 and 2011, respectively. Other income (expense), net was income of $0.1 million and $0.03 million for the nine months ended September 30, 2012 and 2011, respectively. For the three months ended September 30, 2012 the increase is primarily driven by a year-over-year favorable $1.1 million foreign exchange expense offset by an increase in a $0.6 million note receivable reserve and $0.6 million reduction in gain on sale of investments. For the nine months ended September 30, 2012, the increase is driven by an increase in dividend income.

INCOME TAXES.  For the three months ended September 30, 2012 and 2011, our tax benefit was $0.7 million and $1.9 million, respectively.  For the three months ended September 30, 2012, our tax expense consisted of approximately $0.5 million of U.S. tax benefit and $0.2 million of foreign tax benefit.  The tax benefit was largely driven by provision-to-return items, recorded as discrete events in the current quarter.  For the three months ended September 30, 2011, our tax benefit consisted of approximately $2.6 million of U.S. tax benefit and $0.7 million of foreign tax expense.  The tax benefit was due to a reduction in the estimated annual effective tax rate from 19.0% in the second quarter to 17.0% in the third quarter, as well as the release of unrecognized tax benefits from completed tax examinations and expiration of statutes of limitation. For the three months ended September 30, 2012 and 2011, the tax rate was 48.7% and (53.9%), respectively.  The high tax rate for the current quarter was due to discrete items in the quarter and the negative tax rate for the comparative quarter in the prior year was also due to discrete items in that quarter.

For the nine months ended September 30, 2012 and 2011, our tax expense was $0.9 million and our tax benefit was $0.2 million, respectively.  For the nine months ended September 30, 2012, our tax expense consisted of approximately $0.8 million of U.S. tax expense and $0.1 million of foreign tax expense.  For the nine months ended September 30, 2011, our tax benefit consisted of approximately $2.6 million of U.S. tax benefit and $2.4 million of foreign tax expense.  For the nine months ended September 30, 2012 and 2011, the tax rate was 17.7% and (1.7%), respectively.

Off Balance Sheet Arrangements

None.

Liquidity and Capital Resources

	Nine Months Ended
	September 30,
Cash Flows (in thousands)	2012	2011
Cash provided by (used in):
Operating activities	$(24,344)	$5,055
Investing activities	12,221	(63,246)
Financing activities	(20,948)	(53,122)
Effect of exchange rate changes on cash and cash equivalents	1,333	3,348
Net increase (decrease) in cash and cash equivalents	$(31,738)	$(107,965)

Operating Activities

As of September 30, 2012, we had $465.5 million of cash and cash equivalents, approximately 41% of which are held by our international subsidiaries. If funds held by our international subsidiaries were repatriated to the U.S. we would incur a U.S. tax liability that is not currently accrued in our financial statements.  However, cash and cash equivalents held in the U.S. are sufficient to fund our current and anticipated domestic operations.  As a result, we do not anticipate any local liquidity restrictions that would preclude us from funding our expansion or operating needs and do not foresee a need to repatriate any earnings.

As of September 30, 2012 and December 31, 2011, we had $675.0 million and $720.5 million in cash, cash equivalents and short-term investments, respectively.  Excluding client payables and client receivables, we had $561.4 million and $542.9 million in net short-term liquidity as of the end of September 30, 2012 and December 31, 2011, respectively.

Our primary source of internal liquidity is our operating activities. Net cash used in operations for the nine months ended September 30, 2012, of $24.3 million was primarily the result of net income adjusted for non-cash expenses offset by balance sheet changes such as a decrease in accounts payable and an increase in accounts receivable, prepaid and other assets, deferred revenue and income tax payable.  Net cash provided by operations for the nine months ended September 30, 2011, of $5.1 million was primarily the result of net income adjusted for non-cash expenses offset by balance sheet changes such as a decrease in accounts payable, income tax payable and other accrued liabilities.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2012, was $12.2 million and was the result of net sales of investments of $26.6 million and purchases of equipment and capitalized software of $14.4 million. Net cash used in investing activities for the nine months ended September 30, 2011, was $63.2 million and was the result of net purchases of investments of $35.5 million, a purchase of a $10.0 million cost method investment and purchases of equipment and capitalized software of $17.7 million.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2012, was $20.9 million. This was primarily driven by $20.2 million cash used in the repurchase of common stock, $3.7 million cash used in the repurchase of restricted stock to satisfy tax withholding obligations, proceeds of $1.3 million were provided by sale of stock under the employee stock purchase plan, and proceeds of $1.5 million were provided by the exercise of stock options.  Net cash used in financing activities for the nine months ended September 30, 2011, was $53.1 million. This was primarily driven by $50.0 million cash used to repurchase common stock, $5.9 million cash used in the repurchase of restricted stock to satisfy tax withholding obligations, proceeds of $1.3 million were provided by the sale of stock under the employee stock purchase plan and proceeds of $1.5 million were provided by the excess tax benefit from stock-based compensation.

Effect of Exchange Rate Changes

For the nine months ended September 30, 2012, changes in foreign currency rates resulted in a $1.3 million increase in our cash and cash equivalents.  Exchange rate changes increased our cash and cash equivalents by $3.3 million during the nine months ended September 30, 2011. The change is due to foreign currency volatility on our international entity balance sheet exposures, primarily from the euro.

Auction Rate Securities

As of September 30, 2012, we held $59.8 million of auction rate securities (ARS) at par value which we have recorded at $47.2 million fair value.  As of December 31, 2011, we held $71.5 million of ARS at par value which was recorded at $65.3 million fair value.  The ARS are student loans over-collateralized and guaranteed by the U.S. government. Almost all of these securities continue to fail at auction due to continued illiquid market conditions.

Due to the illiquid market conditions, we recorded a temporary fair value reduction of our ARS in the amount of $12.6 million (21.1% of par value) as of September 30, 2012, under “Accumulated other comprehensive income (loss)”, compared to a $6.2 million temporary fair value reduction as of December 31, 2011 (8.6% of par value).  The discounted cash flow model we used to value these securities included the following assumptions:

	September 30,	December 31,
	2012	2011
Unobservable inputs
Redemption period (in years)	7.0	7.0
Credit ratings	BB+ to AAA	AAA- to AAA
Penalty coupon rate	1.0% to 1.5%	1.0% to 1.5%
Weighted average annualized yield	1.3%	1.5%
Risk adjusted discount rate	3.4% to 15.4%	3.9% to 10.9%

Management makes estimates and assumptions about the ARS, which can be sensitive to changes and effect the determination of fair value.  An increase in the length of redemption period or an increase in the discount rate assumption would decrease our fair value.  Also, a decrease in the securities’ credit ratings would decrease our fair value.

The portfolio had a weighted average maturity of 28.5 years and 27.5 years as of September 30, 2012 and December 31, 2011, respectively. We continue to believe that we will be able to liquidate at par over time. We do not intend to sell the investments prior to recovery of their amortized cost basis nor do we believe it is more likely than not we may be required to sell the investments prior to recovery of their amortized cost basis. Accordingly, we treated the fair value decline as temporary. We anticipate we will have sufficient cash flow from operations to execute our business strategy and fund our operational needs. We believe that capital markets are also available if we need to finance other investment alternatives.

We classify our ARS as Level 3 long-term investments until we receive a call or partial call on the securities.  Upon receipt of a call or partial call, we classify the securities subject to the call or partial call, as Level 1 short term investments. As of September 30, 2012 and December 31, 2011, our entire ARS portfolio was classified as Level 3 long-term investments. In the nine months ended September 30, 2012, we liquidated $11.7 million of ARS due to full calls, partial calls or sales at par.  During the year ended December 31, 2011, we liquidated $19.1 million of ARS due to full or partial calls at par.

Commitments and Guarantees

At certain times, we enter into agreements where a letter of credit is required to ensure payment of future obligations by counterparties, such as our credit card processors and international taxing jurisdictions.  Upon withdrawal, we are obligated to fund the executor bank on demand.  We have not set aside specific funds to cover this potential obligation as we can generally recover these costs from our clients.  If drawn upon, we expect to fund this commitment with cash and cash equivalents.  There were $3.6 million and $3.3 million in undrawn letters of credit at September 30, 2012 and December 31, 2011, respectively.

Application of Critical Accounting Policies

Critical Accounting Estimates and Policies

A detailed description of our significant accounting policies can be found in our most recent Annual Report filed on Form 10-K for the fiscal year ended December 31, 2011.  There were no material changes in significant accounting policies during the quarter ended September 30, 2012.

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

At September 30, 2012, we had long-term debt of $353.8 million associated with our Senior Convertible Notes, which are fixed rate instruments.  The market value of our long-term debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.

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

Transaction Exposure

The Company enters into short-term foreign currency forward contracts to offset the foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies.  Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in current earnings in “Other income (expense), net”. Foreign currency transaction gains and losses were immaterial and a loss of $1.1 million in the three months ended September 30, 2012 and 2011, respectively. Foreign currency transaction gains and losses were a loss of $0.2 million and a loss of $1.1 million in the nine months ended September 30, 2012 and 2011, respectively.

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

Other Market Risks

Investments in Auction Rate Securities

At September 30, 2012, we held approximately $59.8 million of ARS at par.  In light of current conditions in the ARS market as described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in this Quarterly Report on Form 10-Q, we may incur temporary unrealized losses, or other-than-temporary realized losses, in the future if market conditions persist and we are unable to recover the investment principal in our ARS.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a — 15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012.  The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on their evaluation of our disclosure controls and procedures as of September 30, 2012, our Chief Executive Officer and our Chief Financial Officer concluded that as of that date, our disclosure controls were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

We have been converting to a new enterprise resource planning (ERP) system.  Implementation of the ERP system has occurred in phases.  During the quarter ended September 30, 2012, no new phases of the new ERP system were implemented.  There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a — 15(f) and 15d — 15(f) under the Exchange Act) during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Factors that may affect our revenues, operating results, continued growth, and our stock price include the risks described elsewhere herein, as well as the following:

·                  Client Development and Retention. We generate revenue by providing services to a wide variety of companies, primarily in the software and high-tech products markets. Therefore, it is important to our ongoing success that we maintain our key client relationships and, at the same time, both develop new client relationships and increase the number and type of products offered through our services. If we cannot develop and maintain satisfactory relationships with software and digital products publishers, manufacturers of consumer electronics and other goods, online retailers and online channel partners on acceptable commercial terms, or if clients elect to end their relationships with us and we are unable to generate sufficient additional revenue to compensate for the loss of those relationships, we will likely experience a decline in revenue and operating profit. New product verticals or market segments, and further penetration of existing product verticals and market segments, may require us to work with companies which have a limited operating history or greater risks than more established companies. This may result in the offering of products which are subject to higher chargeback rates or legal exposure and may generally expose us to greater legal and/or business risk. We may not be able to fully anticipate, mitigate or control all such risks. In the event claims are brought against us in connection with products offered by clients, especially clients with a limited operating history, weak sales, or who are or may become insolvent or bankrupt, we may not be successful in seeking indemnification for such claims from such clients and may be ultimately responsible for such claims. In the event a client becomes insolvent or bankrupt, we may not be successful in obtaining and retaining all amounts owed to us by that client.

·                  We also depend on our clients to create and support products that consumers will purchase. We generally purchase products for resale from consignment or from distributors at the time of the resale to the consumer, and do not maintain an inventory of products available for sale. If we are unable to obtain sufficient quantities of products for any reason, or if the quality of service provided by these publishers and manufacturers falls below a satisfactory level, we could also experience a decline in revenue, operating profit and consumer satisfaction, and our reputation could be harmed.

·                  Our contracts with our clients are generally one to two years in duration, with an automatic renewal provision for additional one-year periods, unless we are provided with a written notice before the end of the contract. Some of our contracts are for longer periods, but may provide for early termination upon certain notice. For example, we recently amended our contract with Microsoft to extend the term through March 1, 2014, but the amendment did not modify the previously negotiated termination provisions. We have no material long-term or exclusive contracts or arrangements with any clients that guarantee the availability of products. Clients that currently supply products to us may not continue to do so, and we may be unable to establish new relationships with clients to supplement or replace existing relationships. Clients may elect to cease offering certain products through online commerce, or cease allowing us to resell certain of their products. A client who believes we have failed to deliver the contractually-required services and benefits could terminate their agreements and bring claims against us for substantial damages, these claims could exceed the level of any insurance coverage that may be available to us, and if successful could adversely affect our operating results and financial condition. If an existing significant customer elects to end their relationship with us or if our sales of a significant customer’s products materially decreases, our revenue would decline and it may have a material adverse effect on our business, financial condition, results of operations, growth rate and stock price.

·                  In addition, a limited number of our other software and physical goods clients contribute a large portion of our annual revenue. If any one of these key contracts is not renewed or otherwise terminates, or if revenues from these clients decline for any other reason (such as competitive developments), our revenue would decline and our ability to sustain profitability would be impaired. For example, please see the risk factor below regarding the termination of Microsoft’s e-commerce agreement with us.

·                  Dependence on Key Personnel and Employee Turnover. On November 1, 2012, we announced that Joel A. Ronning, our Chief Executive Officer (CEO), is leaving us, effective November 1, 2012, to pursue other interests.  Mr. Ronning will continue to serve as a director and Chairman of our Board of Directors until December 31, 2012. Our continued success is dependent upon the successful transition to a new CEO. Our future success significantly depends on our ability to continue to identify, attract, hire, train, retain and motivate highly skilled personnel, including the continued services and performance of our senior management.  Competition for these personnel is intense, particularly in the Internet industry. Our performance also depends on our ability to retain and motivate our key technical employees who are skilled in maintaining our proprietary technology platforms. The loss of the services of any of our executive officers or other key employees could harm our business if we are unable to effectively replace that officer or employee, or if that person should decide to join a competitor or otherwise directly or indirectly compete with us. Employee turnover may also increase in light of the risks, uncertainties, expenses, delays and difficulties associated with operating a business in a relatively rapidly changing industry and environment.

·                  Organizational Changes. In order to remain competitive and to control our costs, we have implemented in the past, and may be required to implement in the future, organizational changes within our company, such as the consolidation of e-commerce platforms or offices, utilization of subcontractors or outsourcing relationships, reorganization of business units, and reductions in force. We may incur significant costs in order to implement organizational changes to achieve efficiencies in our cost structure in the long term. Failure to effectively manage our subcontractors and outsourcing relationships may harm our business. These organizational changes may impact our ability to execute our business plans and could affect our operating results.

·                  Operating Expenses. Our operating expenses are based on our expectations of future revenue. These expenses are relatively fixed in the short-term. If our revenue for a quarter falls below our expectations and we are unable to quickly reduce spending in response, our operating results for that quarter would be harmed.

·                  Infrastructure. The introduction by us of new websites, web stores or services, new features and functionality, and the continued upgrading, development and maintenance of our systems and infrastructure to meet emerging market needs, leverage technical innovations, and remain competitive in our service and product offerings, may require a substantial investment of our resources and result in significant capital expenditures and operating costs and expose us to additional risk and legal liability despite efforts to control such risks and liabilities.

·                  Fluctuations in Demand. Our quarterly and annual operating results are subject to fluctuations in demand for the products or services offered by us or our clients, such as personal computer software and consumer electronics. In particular, sales of personal computer software represented a significant portion of our revenues in recent years, and continue to be very important to our business. The introduction of products and services competitive to those offered by our current clients may materially adversely affect our revenues. In addition, revenue generated by our software and digital commerce services is likely to fluctuate on a seasonal basis that is typical for the markets for our clients’ products, including the software publishing, consumer electronics, and computer and video games markets. Softening or weakening of traditionally high-volume periods, such as the holiday season, can materially adversely affect our revenues and operating results.

·                  Changes in the E-commerce Industry. The nature of our business and the e-commerce industry in which we operate has undergone, and continues to undergo, rapid development and change. For example, new protocols or technologies and new rules and regulations applicable to our business and the e-commerce industry can be introduced which could affect the ways in which e-commerce operates and products are sold online. It may be difficult for us to predict or adjust our business in light of such developments. Thus, our chances of financial and operational success should be evaluated in light of the risks, uncertainties, expenses, delays and difficulties associated with operating a business in a relatively rapidly changing industry and environment. If we are unable to address these issues, we may not be financially or operationally successful.

·                  Other Factors.  Additional industry risks that may affect our revenues, operating results, continued growth and our stock price include:

·                  Competitive developments, including the introduction of new products and services and the announcement of new client and strategic relationships by our competitors;

·                  Changes that affect our clients or the viability of their product lines, and client decisions to delay new product launches, invest in e-commerce initiatives, utilize the services of a competitor, or internalize their currently outsourced e-commerce operations;

·                  The cost of compliance with U.S. and foreign laws, rules and regulations relating to our business, including the potential effect of new laws, rules and regulations, or interpretations of existing laws, rules and regulations, that affect our business operations or otherwise restrict or affect online commerce and/or the Internet as a whole, as well as our compliance with the rules and policies of entities whose services are critical for our continued operations, such as banks and credit card associations;

·                  Our announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments or results of operations or other developments related to those acquisitions, and our ability to successfully integrate and manage acquired businesses;

·                  Required changes in generally accepted accounting principles and disclosures;

·                  Sales or other transactions involving our common stock or our convertible notes;

·                  General macroeconomic conditions, including severe downturns or recessions in the United States and elsewhere, global unrest, terrorist activities and particularly those economic conditions affecting the e-commerce and retailer industries; and

·                  Conditions or trends in the Internet and online commerce industries in the United States and around the world, including slower-than-anticipated growth of the online market as a vehicle for the purchase of software products, changes in consumer confidence in the safety and security of online commerce, and changes in the usage of the Internet and e-commerce.

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

The market price for our common stock has varied between a high of $19.10 and a low of $12.87 in the nine months ended September 30, 2012. This volatility may affect the price at which you could sell your common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors; variations in our quarterly operating results from our expectations or those of securities analysts or investors; downward revisions in estimates by us or securities analysts; and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.

In addition, the price of our common stock may be impacted by the short sales and actions of other parties who may disseminate misleading information about us in an effort to profit from fluctuations in the price of our common stock. Further, the price of our common stock may be impacted by the announcement of the financial results or other decisions by our larger clients whose products represent a significant portion of our sales. For example, the price of our common stock experienced a significant decline in the third quarter of 2011 after we released our second quarter of 2011 earnings.

A material decline in the price of our common stock may result in the assertion of certain claims against us, and/or the commencement of inquiries and/or investigations against us. A prolonged decline in the price of our common stock could result in:

·                  A reduction in the liquidity of our common stock and a reduction in our ability to raise capital and the inability for you to obtain a favorable selling price for your shares;

·                  An event or circumstance that drives us to determine that it is more likely than not that the fair value of our one reporting segment is less than its carrying amount and record an impairment to our goodwill.

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

Sales outside the United States accounted for approximately 46.4% of our total sales in the nine months ended September 30, 2012. A significant portion of our cash and marketable securities are held in non-U.S domiciled countries, primarily Ireland and Germany. The results of operations of, and certain of our intercompany balances associated with, our internationally focused websites are exposed to foreign exchange rate fluctuations. Upon translation, net sales and other operating results from our international operations may differ materially from expectations, and we may record significant gains or losses on the re-measurement of intercompany balances. If the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions will result in increased net revenues and operating expenses. Similarly, our net revenues and operating expenses will decrease if the U.S. dollar strengthens against foreign currencies. As we have expanded our international operations, our exposure to exchange rate fluctuations has become more pronounced. We may enter into short-term currency forward contracts to offset the foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. The use of such hedging activities may not offset more than a portion of the adverse financial impact resulting from unfavorable movements in foreign exchange rates. See Item 3 of Part I of this Form 10-Q for information demonstrating the effect on our consolidated statements of operations from changes in exchange rates versus the U.S. dollar.

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

Our future effective tax rates could be favorably or unfavorably affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or their interpretation. As of September 30, 2012, we had net deferred tax assets of $33.7 million. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our results of operations and financial condition.

Additional valuation allowances may be needed as we may not generate sufficient taxable income to utilize our deferred income tax assets.

We periodically assess whether it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets and establish valuation allowances if it is not likely we will realize our deferred income tax assets. In making this determination, we consider all available positive and negative evidence and make certain assumptions. We consider, among other things, our deferred tax liabilities, the overall business environment, our historical financial results, and potential current and future tax planning strategies. At September 30, 2012, the Company had a valuation allowance on approximately $3.6 million of deferred tax assets related to operating losses and $0.2 million of deferred tax assets related to other tax attributes as we believe it is more likely than not that these deferred tax assets will not be realized. Our assessment is ongoing and may conclude that we require additional valuation allowances in the future. Any future increase or release of this valuation allowance would increase or reduce our income tax expense.

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

We sell products and services to consumers outside the United States and we intend to continue expanding our international presence. In the nine months ended September 30, 2012, our sales to international consumers represented approximately 46.4% of our total sales. Continued expansion into international markets, particularly the European and Asia-Pacific regions, requires significant resources that we may fail to recover through generating additional revenue. Conducting business internationally is subject to risks that may have a material adverse effect on our ability to increase or maintain foreign sales, including:

·                  Changes in regulatory requirements and tariffs;

·                  Difficulties in staffing and managing foreign subsidiary operations, and the increased costs of international operations;

·                  Uncertainty of application of, and the burden and cost of complying with, local, commercial, tax, privacy and other laws and regulations;

·                  Reduced protection of intellectual property rights;

·                  Difficulties in physical distribution and logistics for international sales;

·                  Higher incidences of credit card fraud and difficulties in accounts receivable collection;

·                  Difficulties in transferring funds from certain countries;

·                  Difficulties in enforcing contracts against international clients, especially in emerging markets;

·                  Lower rates of Internet usage in certain countries, especially in emerging markets;

·                  Different employer/employee relationships, the existence of workers’ councils, and the possibility of unionization of our workforce outside the United States, particularly in Europe;

·                  Political, social and economic instability and constraints on international trade; and

·                  Import and export license requirements and restrictions of the United States and every other country in which we operate.

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

A key element of our business strategy involves expansion through the acquisitions of businesses, assets, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. On September 24, 2012, we announced the signing of a definitive agreement whereby we intend to acquire LML Payment Systems Inc. (LML) in an all cash transaction valued at $3.45 per share, or an aggregate purchase price of approximately $102.8 million. Under the terms of the agreement, LML shareholders will receive $3.45 per share in cash consideration (the “Consideration”) and all options and warrants will be acquired for cash consideration equal to the Consideration less the exercise price of such option or warrant. The acquisition has been approved by the boards of directors of both companies and is expected to be completed through a plan of arrangement under the Business Corporations Act (British Columbia). The closing of the transaction is subject to approval of two-thirds of the LML shareholder votes cast. The transaction is subject to satisfaction of other customary terms and conditions and is expected to close during the first quarter in 2013.  We also continually evaluate and explore other strategic opportunities as they arise, including business combination transactions, strategic partnerships, and the purchase or sale of assets, including tangible and intangible assets such as intellectual property. We have acquired, and intend to continue engaging in strategic acquisitions of businesses, technologies, services and products.

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

We market our services directly to software publishers, online retailers, consumer electronics companies and other prospective customers. These relationships are typically complex and take time to finalize. Due to operating procedures in many organizations, a significant amount of time may pass between selection of our products and services by key decision-makers, the signing of a contract, and the launch of a revenue-generating commerce store. The period between the initial client sales call and the signing of a contract with significant sales potential is difficult to predict and typically ranges from nine to twelve months, and completion of the implementation process typically ranges from one to four months. If at the end of a sales effort a prospective client does not purchase our products or services, we may have incurred substantial expenses and expended management time that cannot be recovered and that will not generate corresponding revenue. As a result, our cash flow and our ability to fund expenditures incurred during the sales cycle and implementation process may be impaired. We can incur substantial front-end costs to launch client sites and it may require a substantial time before those costs are recouped by us, if at all.

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

We are subject to the same international, federal, state and local laws as other companies conducting business over the Internet. Because our services are accessible worldwide, and we facilitate sales of products to customers worldwide, international jurisdictions may claim that we are required to comply with their laws, rules and regulations. Laws regulating Internet companies outside of the United States may be less favorable than those in the United States, giving greater rights to consumers, content owners and users. Compliance with international, federal, state and local laws may be costly or may require us to change our business practices or restrict our service offerings relative to those provided in the United States. As our services are available over the Internet in multiple states and foreign countries, these jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each state or foreign country. Failure to qualify as a foreign corporation in a required jurisdiction could subject us to taxes and penalties and could result in our inability to enforce contracts in these jurisdictions. Laws, rules and regulations applicable to our business include areas such as:

·                  User privacy with respect to adults and minors;

·                  Our ability to collect and/or share necessary information that allows us to conduct business on the Internet;

·                  Export compliance;

·                  Pricing, taxation, and regulatory fees;

·                  Fraud;

·                  Advertising;

·                  Intellectual property rights;

·                  Information security;

·                  Quality of products and services;

·                  Recycling of consumer products; and

·                  Our investments in other companies.

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

From time to time we are notified of potential patent disputes, and expect that we will increasingly be subject to the assertion of patent infringement claims against us and/or our customers as our services expand in scope and complexity. We have been, and from time-to-time may be, named as a defendant in lawsuits claiming that we have, in some way, violated the intellectual property rights of others. For example, we were named as a defendant in a patent litigation in the United States District Court for the Eastern District of Texas brought against us and various other defendants by DDR Holdings, LLC, seeking injunctive and monetary relief. On October 12, 2012, the jury found in favor of the plaintiff on the infringement claim and awarded damages of $750,000.  We are in the process of weighing options, including appeal.  See Item 1, Note 7 for additional information on the DDR Holdings litigation and other claims against us.

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

We collect and maintain customer data from our customers, which subjects us to increasing international, federal and state regulations related to online privacy and the use of personal user information. Congress has enacted anti-”spam” legislation with which we must comply when providing email campaigns for our clients. Legislation and regulations are pending in various domestic and international governmental bodies that address online privacy protections. Several governments have proposed, and some have enacted, legislation that would limit the use and transfer of personal user information or require online service providers to establish privacy policies. In addition, the U.S. Federal Trade Commission (FTC) has urged Congress to adopt legislation regarding the collection and use of personal identifying information obtained from individuals when accessing websites, including both adults and minors.

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

Although we maintain system redundancies in multiple physical locations, our systems and operations are vulnerable to damage or interruption from:

·                  Fire, flood, natural disasters, and other events beyond our control;

·                  Defects introduced by 3rd party technology;

·                  Defects introduced by outsourced services;

·                  3rd party and outsourced services technology failure due to defects in hardware and or firmware;

·                  Catastrophic hardware failure of 3rd party;

·                  Catastrophic hardware failure of outsourced service provider;

·                  Errors introduced by software and or hardware maintenance;

·                  Operator negligence, improper operation by, or supervision of, employees, physical and electronic break-ins, misappropriation, computer viruses and similar events; and

·                  Power loss, computer systems failures, denial-of-service attacks and Internet and telecommunications failure.

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

In January 2002, we adopted new Financial Accounting Standards Board (FASB) guidance that establishes that goodwill and intangible assets with indefinite lives are not amortized, but are to be tested on an annual basis (or more frequently if there are indications that an impairment may be necessary) for impairment and, if impaired, are recorded as an impairment charge in income from operations. As we only have one business segment, goodwill is evaluated based on a single reporting unit. As of September 30, 2012, we had goodwill with an indefinite life of $282.6 million from our acquisitions. At year-end 2011, due to the deterioration in our stock price in the second half of 2011, management completed additional analysis and determined that the fair value of the Company, based upon a discounted cash flow valuation approach, was in excess of book value and no impairment was required.  Key assumptions included in the year-end 2011 impairment test included our revenue growth rate, discount rate assumptions, and estimates of our future cash flows. Changes in these estimates could change our conclusion regarding an impairment of goodwill in a future period.  As discussed in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, our revenue is down for the nine months ended September 30, 2012, compared to the same period in the prior year and challenges have been identified for 2013.  If the actions we have underway do not reverse or mitigate this trend, we may not meet our projected revenue growth rates or be able to identify adequate expense reductions to meet the future cash flow projections required to support our enterprise valuation.  As we develop our 2013 plan we will incorporate these projections in our year-end assessment of whether it is more likely than not that our goodwill is impaired.  If our goodwill is determined for any reason to be impaired, the subsequent accounting of the impaired portion as an expense would lower our earnings and jeopardize our ability to demonstrate sustained profitability. In January 2008, we adopted new FASB guidance that requires the reporting of assets at fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of assets can shift significantly and can cause a permanent or temporary impairment.

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

The market for e-commerce solutions is extremely competitive and we may find ourselves unable to compete effectively. Because there are relatively low barriers to entry in the e-commerce market, we expect continued intense competition as current competitors expand their product offerings and new competitors enter the market. In addition, our clients and partners may become competitors in the future. Increased competition is likely to result in price reductions, reduced margins, longer sales cycles and a decrease or loss of our market share, any of which could negatively impact our revenue and earnings. We face competition from the following sources:

·                  In-house development of e-commerce capabilities using tools or applications from companies, such as Oracle Corporation (which acquired Art Technology Group, Inc.), IBM Corporation, Demandware, Inc. and hybris GmbH, or through internally developed solutions;

·                  E-Commerce capabilities custom-developed by companies, such as IBM Global Services and Accenture, Inc.;

·                  New e-commerce models through which consumers can purchase software products for their computers and computing devices, such as app stores;

·                  Other providers of outsourced e-commerce solutions, such as cleverbridge AG, eBay, Inc. (which acquired GSI Commerce, Inc.), Avangate BV, asknet Inc. and Arvato, a division of Bertelsmann AG;

·                  Companies that provide technologies, services or products that support a portion of the e-commerce process, such as payment processing, including WorldPay Ltd., GlobalCollect, CyberSource Corporation (a subsidiary of Visa, Inc.), and PayPal Corporation (a subsidiary of eBay, Inc.);

·                  Companies that offer various online marketing services, technologies and products, including ValueClick, Inc. and Microsoft Advertising (formerly aQuantive, Inc.);

·                  High-traffic, branded websites that generate a substantial portion of their revenue from e-commerce and may offer or provide to others the means to offer their products for sale, such as Amazon.com, Inc. and Buy.com, Inc.; and

·                  Web hosting, web services and infrastructure companies that offer portions of our solution and are seeking to expand the range of their offering, such as Network Solutions, LLC, Akamai Technologies, Inc., Yahoo!, Inc., eBay, Inc. and Hostopia.com, Inc.

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

As of September 30, 2012, we held $59.8 million of auction rate securities (ARS) at par value which we have recorded at $47.2 million fair value. The ARS are student loans over-collateralized and guaranteed by the U.S. government and are BB+ to AAA rated. Almost all of these securities continue to fail at auction due to continued illiquid market conditions.

Due to the illiquid market conditions, we have recorded a temporary fair value reduction of our ARS in the amount of $12.6 million (21.1% of par value) as of September 30, 2012, under “Accumulated other comprehensive income (loss)”.

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

Date:	November 7, 2012		DIGITAL RIVER, INC.

		By:	/s/ Stefan B. Schulz

Stefan B. Schulz
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER		DESCRIPTION OF DOCUMENTS

3.1	(1)	Amended and Restated Certificate of Incorporation, as amended, as currently in effect.
3.2	(2)	Amended and Restated Bylaws, as currently in effect.
4.1	(3)	Specimen of Common Stock Certificate.
4.2	(4)	Indenture dated as of September 1, 2004 between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the 2004 Note.
4.3	(5)	Indenture dated as of November 1, 2010, between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the 2010 Note.
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial information from Digital River, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.*

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on June 1, 2006, and incorporated herein by reference.
(2)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001, and incorporated herein by reference.
(3)	Filed as an exhibit to our Registration Statement on Form S-1, File No. 333-56787, declared effective on August 11, 1998, and incorporated herein by reference.
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 13, 2004.
(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 1, 2010, and incorporated herein by reference.
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