Form 10-Q/A
period 2012-06-30
DIGITAL RIVER INC /DE
filed 2013-01-23
CIK 1062530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

The number of shares of common stock outstanding at August 7, 2012, was 35,618,269 shares.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment Filing”) amends  the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, which was originally filed with the Securities and Exchange Commission (the “Commission”) on August 7, 2012 (the “Original Filing”). The registrant is filing this Amendment Filing for the sole purpose of revising portions of Exhibit 10.1 (the “Exhibit”) in order to disclose certain information for which confidential treatment had been requested, in response to comments made by the Commission to the registrant’s request for confidential treatment with respect to the Exhibit. The Exhibit filed with this Amendment Filing supersedes the Exhibit as previously filed as Exhibit 10.1 to the Original Filing.

In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, new certifications by our principal executive officer and principal financial officer are included herein as exhibits to this Amendment. This Amendment No. 1 to the registrant’s Quarterly Report on Form 10-Q does not reflect events occurring after the Original Filing or modify or update the disclosure contained therein in any way other than as required to reflect the amendment discussed above.

PART II.  OTHER INFORMATION

Item 6.  Exhibits

Exhibits

See exhibits listed under the Exhibit Index below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	January 23, 2013		DIGITAL RIVER, INC.

		By:	/s/ Stefan B. Schulz

Stefan B. Schulz
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER		DESCRIPTION OF DOCUMENTS

3.1	(1)	Amended and Restated Certificate of Incorporation, as amended, as currently in effect.
3.2	(2)	Amended and Restated Bylaws, as currently in effect.
4.1	(3)	Specimen of Common Stock Certificate.
4.2	(4)	Indenture dated as of June 1, 2004 between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the 2004 Note.
4.3	(5)	Indenture dated as of November 1, 2010, between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the 2010 Note.
10.1	‡	Third Ominibus Amendment to the Microsoft Operations Digital Distribution Agreement, by and among Digital River, Inc. and Microsoft Corporation effective May 8, 2012.
10.2	‡	Fourth Omnibus Amendment to the Microsoft Operations Digital Distribution Agreement, by and among Digital River, Inc. and Microsoft Corporation effective June 30, 2012.
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	**

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

‡	Portions of this agreement have been redacted pursuant to a request for confidential treatment. Refer to Staff Legal Bulletin No. 1A (February 28, 1997) section II.D.5.
**	Filed as part of the Original Filing.