Form 10-K
period 2012-12-31
DIGITAL RIVER INC /DE
filed 2013-02-25
CIK 1062530

Use these links to rapidly review the document

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012.
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
 None

         Indicate by checkmark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

         Indicated by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of June 30, 2012, there were 35,618,269 shares of Digital River, Inc. common stock, issued and outstanding. As of such date, based on the closing sales price as quoted by The Nasdaq Global Select Market, 33,831,166 shares of common stock, having an aggregate market value of approximately $562,274,000 were held by non-affiliates. For purposes of the above statement only, all directors and executive officers of the registrant are assumed to be affiliates.

         The number of shares of common stock outstanding at February 1, 2013 was 35,346,844 shares.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain sections of the Registrant's definitive Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

CAUTIONARY STATEMENT

        This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, regarding our strategy, future operations, financial position, estimated revenue, projected costs, projected savings, prospects, plans, opportunities and objectives constitute "forward-looking statements." The words "may," "will," "expect," "plan," "anticipate," "believe," "estimate," "potential," or "continue" and similar types of expressions identify forward-looking statements, although not all such statements contain these identifying words. These forward-looking statements are based upon information that is currently available to us and/or management's current expectations, speak only as of the date hereof, and are subject to risks and uncertainties. We expressly disclaim any obligation, except as required by law, or undertaking to update or revise any forward-looking statements contained or incorporated by reference herein to reflect any change or expectations with regard thereto or to reflect any change in events, conditions, or circumstances on which any such forward-looking statement is based, in whole or in part. Our actual results may differ materially from the results discussed in or implied by such forward-looking statements. We are subject to a number of risks, some of which may be similar to those of other companies of similar size in our industry, including rapid technological changes, competition, customer concentration, failure to successfully integrate acquisitions, adverse government regulations, failure to manage international activities, income we may not realize from our Microsoft relationship and loss of key individuals. Risks that may affect our operating results include, but are not limited to, those discussed in Part I Item 1A, titled "Risk Factors." Readers should carefully review the risk factors described in this document and in other documents that we file from time to time with the Securities and Exchange Commission.

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

        Our products and services allow our clients to focus on promoting and marketing their products and brands worldwide while leveraging our investments in technology and infrastructure to facilitate the purchase of products through their online websites. When shoppers visit one of our clients' branded websites, they are transferred to an online commerce store and/or shopping cart operated by us on our commerce platforms. Once on our system, shoppers can browse for products and make purchases online. We typically are the seller of record for transactions through our client branded stores. After a purchase is made, we either deliver the product digitally via download over the Internet or transmit instructions to a third party for physical fulfillment of the order. We also typically process the buyer's payment as the merchant of record, including collection and remittance of applicable taxes and compliance with various regulatory matters. We have invested substantial resources to develop our cloud-commerce and marketing platforms, including direct-to-buyer software, and we provide access and use of our platforms to our clients as a service as opposed to selling the software to be operated on their own in-house computer hardware. Our cloud-commerce store solutions range from simple remote control models to more comprehensive online store models.

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

        General information about us can be found at www.digitalriver.com under the "Company/Investor Relations" link or follow the Company on Twitter at twitter.com/digitalriverinc. Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments or exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we file such reports with the Securities and Exchange Commission.

Industry Background

        Growth of the Internet and E-Commerce.    E-Commerce sales continue to grow. The U.S. Commerce Department reported that e-commerce sales in 2012 rose 15.8% compared to 2011. We believe there are a number of factors that are contributing to the continued growth of e-commerce: (i) adoption of the Internet continues to increase globally; (ii) broadband technology is increasingly being used to deliver Internet service enabling the delivery of richer content as well as larger files to consumers; (iii) Internet users are becoming increasingly comfortable with the process of buying products online; (iv) the functionality of online stores continues to improve, offering a broader assortment of payment options with more promotion alternatives; (v) businesses are placing more emphasis on their online channel, reaching a larger audience at comparatively lower costs than other methods; and (vi) concerns about conflicts between online and traditional sales channels continue to subside.

        Growing Interest in Direct Sales of Products to Consumers.    Increasingly, companies are selling their products directly to buyers via online sales channels. This is due to increased competition for shelf space in the traditional retail channels as well as recognition that direct sales channels can co-exist with traditional sales channels. There is also a growing recognition of the value inherent in developing behavioral or personalized marketing campaigns relevant to a consumer's interests.

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

The Digital River Solution

        Our solution combines a robust cloud-commerce technology platform and a suite of services to help businesses worldwide grow their online revenues and avoid the costs and risks of running an integrated global commerce operation in-house. We offer a comprehensive e-commerce solution that operates seamlessly as part of a client's website. We provide services that facilitate commerce transactions and drive traffic to our clients' online stores. Our services include design, development and hosting of online stores, merchandising, order management, fraud prevention screening, popular online payment methods, export controls and management, denied parties screening, tax compliance and management, digital product delivery via download, physical product fulfillment, CD production, multi-lingual customer service, subscription management, online marketing services including email marketing, paid search program management, website optimization, web analytics and reporting. We also provide our clients with increased product visibility and sales opportunities through our large network of online channel partners, including retailers and affiliates. We generate a significant proportion of our revenue on a revenue-share basis, meaning that we are paid a percentage of the selling price of each product sold at a clients' online store that is being managed by Digital River. We believe this revenue share model aligns our interests with those of our clients.

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

Revenue Growth

        We can assist our clients in growing their online businesses by (i) facilitating the acquisition of new customers, improving the retention of existing customers, and increasing the lifetime value of each customer; (ii) extending their businesses into international markets through offering new local payment methods; and (iii) expanding the visibility and sales of their products through new online sales channels. In many cases, we help our clients grow revenue by mitigating and eliminating fraudulent transactions. We have developed substantial expertise in online marketing and merchandising which we apply to help our clients increase traffic to their online stores, and improve order close ratios, average order sizes and repeat purchases, all of which result in higher revenues for our clients' and Digital River.

        We provide the technology and services required to establish, grow and support international sales, both for U.S-based clients seeking to reach customers overseas, and non-U.S.-based clients looking to access the U.S. and other markets. Our technology platform enables transactions to be completed in numerous currencies using a variety of payment methods. In addition, we provide localized online content and payment methods, and offer customer service in a variety of languages, extending our clients' reach beyond their home markets.

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

Deployment Speed

        Businesses can reduce the time required to develop a global-commerce presence by utilizing our outsourced business model. Typically, a new client can have an online store live in a matter of weeks compared with months or longer if they decide to build, test, deploy and integrate the commerce capability in-house. Once they are operational on our platform, most clients can utilize our remote control toolset to make real-time changes to their online store, allowing them to take advantage of opportunities without technical assistance from Digital River.

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

        We believe we can attract new clients and gain additional business with existing clients by expanding the range of services we offer. This includes services to enhance the commerce transaction as well as additional online marketing and payment services. We believe that by expanding the size and breadth of the catalog of products we offer, we will attract additional online retailers and affiliates seeking to offer their customers a wide range of quality products. We currently provide e-commerce and payment services for thousands of software and digital products publishers, consumer electronic product manufacturers, game publishers and affiliates.

        Expand International Sales.    We believe there is a substantial opportunity to grow our business by enabling our clients to expand their sales through international online stores. Internet adoption and broadband deployment continue to increase rapidly, especially in the European, Latin America and Asia Pacific regions. We have seen significant growth in sales for clients that have created international online stores. We intend to continue to enhance our technology platform, payment options and localized service offerings to increase sales in international markets.

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

        Maintain Technology Leadership.    We believe our technology platform and infrastructure afford us a competitive advantage in the market for outsourced commerce solutions. We intend to continue to invest in and enhance our platform to improve scalability, efficiency, reliability, security and performance. These investments include database enhancements, leveraging the cloud and virtualization to scale our platforms and developing a modular plug-and-play commerce ecosystem. By leveraging our infrastructure, we can improve our ability to provide low-cost, high-value services while continuing to deploy the latest technologies. Additionally, we plan to continue investing in our infrastructure to enable our clients to further penetrate international markets, enhance their relationships with their customers, better manage the return-on-investment across all their online marketing activities, successfully adopt new selling models such as subscriptions, Software as a Service (SaaS), trial programs and volume licensing programs.

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

        Store Design, Development and Hosting.    We offer our clients website design services utilizing our experience and expertise to create efficient and effective online stores. Our global-commerce solutions can be deployed quickly and implemented in a variety of ways from fully-functioning shopping carts through completely merchandised online stores. The online stores we operate for our clients often match their branding and website design to provide a seamless experience for shoppers. When a shopper navigates from a client's website (operated by them) to their store (operated by us), the transition is seamless and the customer is unaware they are then being served by our technology platform. We manage the order process through payment processing, fraud screening and fulfillment (either digital or physical) and notify the buyer via e-mail once the transaction is completed. Transaction information is captured and stored in our database systems, an increasingly valuable source of information used to create highly targeted merchandising programs, e-mail marketing campaigns, product offers and test marketing programs.

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

        Store Merchandising.    Our technology platforms support a wide range of merchandising activities. This enables our clients to effectively execute promotions, up-sell, and cross-sell activities and to feature specific products and services during any phase of the shopping process. From the home page of our clients' online stores through the checkout and "thank you" pages, our solution allows clients to deliver targeted offers designed to increase order close ratios and average order sizes.

        Order Management and Fraud Screening.    We manage all phases of a shopper's order on our clients' online stores. We process payment transactions for orders placed through our technology platform and support a wide variety of payment types, including credit cards, wire transfers, purchase orders, money orders, direct debit cards and many other payment methods popular both in the United States and around the world. As part of the payment process, we ensure that the correct taxes are displayed, collected, remitted and reported.

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

        Digital and Physical Fulfillment Services.    We provide both digital and physical fulfillment services to our clients. We offer our clients a broad array of electronic delivery capabilities that enable delivery of digital products directly to customers' computers via the Internet. Delivery is completed when a copy of the purchased digital product is made from a master generally stored on our technology platform and then securely downloaded to the purchaser. Optionally, buyers can, for an additional fee, request that a CD be created and shipped as a backup for their order.

        In addition to electronic fulfillment via download, we offer physical distribution services to our clients as well. We have contracted with third-party fulfillment agents that maintain inventories of physical products for shipment to buyers. These products are held by the fulfillment agent on consignment from our clients. We provide notification of product shipment to the buyer as well as shipment tracking, order status and inventory information. We also provide a service called "Physical on Demand" (POD), which utilizes robotic systems to create a client-branded product CD and packaging materials after a POD order has been placed. This eliminates the requirement for inventory to be stored in a warehouse as physical product is created only when needed. We provide extended download services for digital products for an additional fee, which enables buyers to download the products they have purchased more than once in the event of a computer failure or other unexpected problem. We believe physical fulfillment services are important to providing a complete e-commerce solution to our clients, particularly for non-digital products markets where digital fulfillment is not possible.

        In connection with the sales of consumer electronic goods, we offer management services relating to regulatory matters such as the Waste Electronics and Electrical Equipment laws.

        Customer Service.    At our client's option and for an additional fee, we provide telephone and e-mail customer support for products sold through our platforms. We provide assistance to buyers regarding ordering and delivery questions on a 24/7 basis in multiple languages. We continue to invest in technology and infrastructure to provide fast and efficient responses to customer inquiries as well as provide online self-help options.

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

        Payment Services.    We offer full service payment provider solutions for online merchants around the world. We connect businesses to the local payment methods that their customers prefer and support businesses to expand into new markets through enabling the acceptance and processing of a diverse range of payment methods and options. We offer a broad range of back office payment reconciliation services that result in a highly cost efficient and secure program for e-payments. We sell and market these services through a direct sales force and channel partners located around the world, primarily in the United States and Europe. Our technology platform provides for high transaction throughput in a highly secure and data sensitive environment. These services are provided either via a direct interface between the client's commerce system and our payment services platform or via a Payment Card

Industry (PCI) compliant wrapped secure web based payment page that is served to the client's commerce system on a transaction by transaction basis.

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

        On May 8, 2012, we entered into with Microsoft Corporation ("Microsoft"), in the ordinary course of business, the Third Omnibus Amendment to the Microsoft Operations Digital Distribution Agreement (the "Third Omnibus Amendment"). The Third Omnibus Amendment extends the term of Microsoft Operations Digital Distribution Agreement to a date no earlier than March 1, 2014. Additionally, the Third Omnibus Amendment contemplates the expansion of the business relationship whereby we will build, host and manage the Microsoft Store, an e-commerce store that supports the sale and fulfillment of Microsoft and third party software as well as consumer electronics products, to customers throughout the world. The Third Omnibus Amendment contemplates us providing e-commerce services in connection with Microsoft Store on a global basis in addition to maintaining and expanding our role as a reseller of Microsoft products via Digital River's existing online stores in addition to new stores offering physical media.

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

        Architecture.    Our platforms are highly scalable and designed to handle tens of thousands of individual online stores and millions of products available for sale within those stores. These platforms consist of Digital River developed proprietary software applications running on multiple processing platforms, databases and application servers. Our platforms are designed to support growth by adding servers, CPUs, memory and bandwidth without substantial changes to the software applications. We believe this level of scalability is a competitive advantage. The application software is written in modular layers, enabling us to quickly respond to industry changes, payment processing changes, changes to international requirements for taxes and export screening, banking procedures, encryption technologies, and new and emerging web technologies.

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

        Commerce System Maintenance.    Our platforms have a centralized maintenance management system that we use to build and manage our clients' e-commerce systems. Changes that affect all of our clients' online stores or groups of stores can be made centrally, dramatically reducing maintenance time and complexity. Most of our clients' sites include a central store and many have additional web pages where highly targeted traffic is routed. Clients also may choose to link specific locations on their commerce stores to detailed product or category information within their stores to more effectively address a shopper's specific areas of interest.

        Security.    We have security systems in place to control access to our internal systems and commerce data. Log-ins and passwords are required for all systems with additional levels of log-in, password and Internet Protocol security in place to control access on an individual basis. Access is only granted to commerce areas for which an individual is responsible. Multiple levels of firewalls prevent unauthorized access from the outside or access to confidential data from the inside. Our security system does not allow direct access to any client or customer data. We license certain encryption and authentication technology from third parties to provide secure transmission of confidential information such as credit card data. The security system is designed not to interfere with the consumer's experience on our clients' e-commerce sites.

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

        Our network software constantly monitors our clients' e-commerce sites and internal system functions, and notifies systems engineers if any unexpected conditions arise. We lease multiple lines from diverse Internet service providers and maintain a policy of adding additional capacity. Digital River continually monitors and measures the systems on which its offered services are deployed to validate that the load on these systems is consistent with other indicators of usage. In general, there are few deviations from the forecasted usage levels. Digital River targets at least 50% reserve capacity for all major components and subsystems, and if the 50% threshold is consistently exceeded over a specific time frame, additional capacity is added to the affected component or subsystem. We also utilize content distribution networks operated by our vendors to serve appropriate types of traffic; currently, the majority of our image traffic and a substantial portion of our download traffic is served via the Akamai networks.

Product Research and Development

        Our primary product research and development strategy is to maintain our technology and feature set for our commerce platforms and related technologies. To this end, we continually have numerous development projects in process, including database enhancements, leveraging the cloud and virtualization to scale our platforms, developing a modular plug-and-play commerce ecosystem, ongoing enhancement of our commerce platforms, enhanced international support, advanced product distribution capabilities, sophisticated reporting functionality and new marketing technologies.

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

  •
  Other providers of outsourced e-commerce solutions, such as cleverbridge AG, eBay, Inc. (which acquired GSI Commerce, Inc.), Demandware Inc., Avangate BV, asknet AG and arvato Systems, a division of Bertelsmann AG;

  •
  Companies that provide technologies, services or products that support a portion of the e-commerce process, such as payment processing, including WorldPay Ltd., GlobalCollect,

    CyberSource Corporation (a subsidiary of Visa, Inc.), Square, Inc., and PayPal Corporation (a subsidiary of eBay, Inc.);

  •
  Companies that offer various online marketing services, technologies and products, including ValueClick, Inc. and Microsoft Advertising (formerly aQuantive, Inc.);

  •
  High-traffic, branded websites that generate a substantial portion of their revenue from e-commerce and may offer or provide to others the means to offer their products for sale, such as Amazon.com, Inc. and Buy.com, Inc.; and,

  •
  Web hosting, web services and infrastructure companies that offer portions of our solution and are seeking to expand the range of their offering, such as Network Solutions, LLC, Akamai Technologies, Inc., Yahoo!, Inc., eBay, Inc. and Hostopia.com, Inc.

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

Intellectual Property

        We believe the protection of our trademarks, copyrights, trade secrets and other intellectual property is critical to our success. We rely on patent, copyright and trademark enforcement, contractual restrictions, service mark and trade secret laws to protect our proprietary rights. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with certain parties with whom we conduct business in order to limit access to and disclosure of our proprietary information. We also seek to protect our proprietary position by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to our business. As of December 31, 2012, we had thirty-six U.S. patents and two foreign patents issued with three to twenty years remaining prior to expiration. We also had over fifty-three U.S. and foreign patent applications pending. We pursue the registration of our trademarks and service marks in the U.S. and internationally. We have a number of registered trademarks in the U.S., European Union and other countries.

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

        A range of laws and new interpretations of existing laws could have an impact on our business. For example, the Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, our liability for listing, linking or hosting third-party content that includes materials that infringe copyrights. The Child Online Protection Act and the Children's Online Privacy Protection Act restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from children under 13. In the area of data protection, many states have passed laws requiring notification to users when there is a security breach for personal data, such as California's Information Practices Act. The costs of compliance with these laws may increase in the future as a result of changes in interpretation. Furthermore, any failure on our part to comply with these laws may subject us to significant liabilities.

        We are also subject to federal, state and foreign laws regarding privacy and protection of user data. We post on our web site our privacy policies and practices concerning the use and disclosure of user data. Any failure by us to comply with our posted privacy policies or privacy-related laws and regulations could result in proceedings against us by governmental authorities or others, which could potentially harm our business. In addition, the interpretation of data protection laws, and their application to the Internet, in Europe and other foreign jurisdictions is unclear and in a state of flux. There is a risk that these laws may be interpreted and applied in conflicting ways from country to country and in a manner that is not consistent with our current data protection practices. Complying with these varying international requirements could cause us to incur additional costs. Further, any failure by us to protect our users' privacy and data could result in a loss of user confidence in our services.

Employees

        As of February 1, 2013, we employed 1,473 associates. We also employ independent contractors and other temporary employees. None of our employees are represented by a labor union, and we consider our employee relations to be good. Competition for qualified personnel in our industry is intense. We believe that our future success will continue to depend, in part, on our continued ability to attract, hire and retain qualified personnel.

Executive Officers

        The following table sets forth information regarding our executive officers at February 1, 2013:

Name	Age	Position
Thomas F. Madison	76	Chief Executive Officer
Thomas M. Donnelly	48	President
Stefan B. Schulz	46	Chief Financial Officer
Kevin L. Crudden	57	VP/General Counsel

        Mr. Madison joined Digital River in November 2012 as Chief Executive Officer. Mr. Madison has been a Director of Digital River since 1996. Since 1993, he has been President and CEO of MLM Partners, a consulting and small business investment company. He has served as Vice Chairman and CEO of Minnesota Mutual Life Insurance Company, President of US WEST Communications Markets, and President and CEO of Northwestern Bell Telephone Company. He is currently a Director of Rimage Corporation and Spanlink Communications and was previously Chairman of Communications Holdings, Inc., Chairman of AetherWorks, LLC, Chair of Banner Health, Chair of the Advisory Board for VoiceViewer Technologies, Inc., and a Director of CenterPoint Energy, Inc., Valmont Industries, Inc., and Delaware Group of Funds.

        Mr. Donnelly joined Digital River in February 2005 as Vice President of Finance and Treasurer, was named Chief Financial Officer and Secretary in July 2005. In March 2011, Mr. Donnelly was appointed to the position of President of Digital River and continued as the company's Chief Financial Officer until August 2011. From March 1997 to May 2004, he held various positions, including President, Chief Operating Officer and Chief Financial Officer with Net Perceptions, Inc., a developer of software systems used to improve the effectiveness of various customer interaction systems.

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

ITEM 1A.    RISK FACTORS

        The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we currently deem immaterial also may impair our business operations. Our business, financial condition or results of operations could be materially adversely affected by any of these risks and the value of our common stock could decline due to any of these risks, and you could lose all or part of the money you paid to buy our common stock. The following discussion of our risk factors should be read in conjunction with the consolidated financial statements and related notes thereto, and management's discussion and analysis, contained in this report. These risks are current as of the date of this Form 10-K, and will be updated in subsequent Form 10-Qs to the extent required by law. Our business is also subject to general risks and uncertainties that affect many other companies. In addition, the current global economic climate amplifies many of these risks.

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

        Factors that may affect our revenues, operating results, continued growth, and our stock price include the risks described elsewhere in this section, as well as the following:

  •
  Client Development and Retention.  We generate revenue by providing services to a wide variety of companies, primarily in the software and high-tech products markets. Therefore, it is important to our ongoing success that we maintain our key client relationships and, at the same time, both develop new client relationships and increase the number and type of products offered through our services. If we cannot successfully market our products and services, develop and maintain satisfactory relationships with software and digital products publishers, manufacturers of consumer electronics and other goods, online retailers and online channel partners on acceptable commercial terms, or if clients elect to end their relationships with us and we are unable to generate sufficient additional revenue to compensate for the loss of those relationships, we will likely experience a decline in revenue and operating profit. New product verticals or market segments, and further penetration of existing product verticals and market segments, may require us to work with companies which have a limited operating history or greater risks than more established companies. This may result in the engagement with clients and offering of products which are subject to higher chargeback rates or legal exposure and may generally expose us to greater legal and/or business risk. We may not be able to fully anticipate, mitigate or control all such risks. In the event claims are brought against us in connection with products offered by clients, especially clients with a limited operating history, weak sales, or who are or may become insolvent or bankrupt, we may not be successful in seeking indemnification for such claims from such clients and may be ultimately responsible for such claims. In the event a client becomes insolvent or bankrupt, we may not be successful in obtaining and retaining all amounts owed to us by that client, and the client may cease offering products for sale through our commerce services resulting which could result in a decline in revenue and operating profit.

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

  •
  Our contracts with our clients are generally one to two years in duration, with an automatic renewal provision for additional one-year periods, unless we are provided with a written notice before the end of the contract. Some of our contracts are for longer periods, but may provide for early termination upon certain notice. For example, we recently amended our contract with Microsoft to extend the term through March 1, 2014, but the amendment did not modify the previously negotiated termination provisions. We have no material long-term or exclusive contracts or arrangements with any clients that guarantee the availability of products. Clients that currently supply products to us may not continue to do so, and we may be unable to establish new relationships with clients to supplement or replace existing relationships. Clients may elect to cease offering certain products through online commerce, or cease allowing us to resell certain of their products. A client who believes we have failed to deliver the contractually-required services and benefits could terminate their agreements and bring claims against us for substantial damages, these claims could exceed the level of any insurance coverage that may be available to us, and if successful could adversely affect our operating results and financial condition. If an existing significant customer elects to end their relationship with us or if our sales of a significant customer's products materially decreases, our revenue would decline and it may have a material adverse effect on our business, financial condition, results of operations, growth rate and stock price.

  •
  In addition, a limited number of our other software and physical goods clients contribute a large portion of our annual revenue. If any one of these key contracts is not renewed or otherwise terminates, or if revenues from these clients decline for any other reason (such as competitive developments), our revenue would decline and our ability to sustain profitability would be impaired. For example, please see the risk factor below regarding the impact that may result from a termination of Microsoft's e-commerce agreement with us.

  •
  Dependence on Key Personnel and Employee Turnover.  Our future success significantly depends on our ability to continue to identify, attract, hire, train, retain and motivate highly skilled personnel, including the continued services and performance of our senior management. Competition for these personnel is intense, particularly in the Internet industry. Our performance also depends on our ability to retain and motivate our key technical and other employees who are skilled in maintaining our proprietary technology platforms and business offerings. The loss of the services of any of our executive officers or other key employees could harm our business if we are unable to effectively replace that officer or employee, or if that person should decide to join a competitor or otherwise directly or indirectly compete with us. Employee turnover may also increase in light of the risks, uncertainties, expenses, delays and difficulties associated with operating a business in a relatively rapidly changing industry and environment. Effective November 1, 2012, we announced Joel A. Ronning, our Chief Executive Officer (CEO), left the Company to pursue other interests and his service as a Director and

    Chairman of our Board of Directors ended on December 31, 2012. Thomas F. Madison has been named Chief Executive Officer on an interim basis. We are currently engaged in a search process for a new CEO. Our continued success is dependent upon the successful transition to a new CEO. If we are unable to successfully transition to a new CEO, or if investors do not agree with our selection of a new CEO, our stock price may be impacted.

  •
  Organizational Changes.  In order to remain competitive and to control our costs, we have implemented in the past, and may be required to implement in the future, organizational changes within our company, such as the consolidation of e-commerce platforms or offices, utilization of subcontractors or outsourcing relationships, reorganization of our business, and reductions in force. We may incur significant costs in order to implement organizational changes to achieve efficiencies in our cost structure in the long term. Failure to effectively manage our subcontractors and outsourcing relationships may harm our business. These organizational changes may impact our ability to execute our business plans and could affect our operating results.

  •
  Operating Expenses.  Our operating expenses are based on our expectations of future revenue. These expenses are relatively fixed in the short-term. If our revenue for a quarter falls below our expectations and we are unable to quickly reduce spending in response, our operating results for that quarter would be harmed.

  •
  Infrastructure.  The introduction by us of new websites, web stores or services, new features and functionality, our utilization of new third-party Infrastructure-as-a-Service (IaaS), Platform-as-a-Service (PaaS), and Software-as-a-Service (SaaS) "cloud" computing services, and the continued upgrading, development and maintenance of our systems and infrastructure to meet emerging market needs, support 24x7 online commerce, leverage technical innovations, and remain competitive in our service and product offerings, may require a substantial investment of our resources and result in significant capital expenditures and operating costs and expose us to additional risk and legal liability despite efforts to control such risks and liabilities.

  •
  Fluctuations in Demand.  Our quarterly and annual operating results are subject to fluctuations in demand for the products or services offered by us or our clients, such as personal computer software and consumer electronics. In particular, sales of personal computer software represented a significant portion of our revenues in recent years, and continue to be very important to our business. The introduction of products and services competitive to those offered by our current clients may materially adversely affect our revenues. In addition, revenue generated by our software and digital commerce services is likely to fluctuate on a seasonal basis that is typical for the markets for our clients' products, including the software publishing, consumer electronics, and computer and video games markets. Softening or weakening of traditionally high-volume periods, such as the holiday season, can materially adversely affect our revenues and operating results.

  •
  Changes in the E-commerce and Payments Industries.  The nature of our business and the e-commerce and payments industries in which we operate has undergone, and continues to undergo, rapid development and change. For example, new protocols or technologies and new rules and regulations applicable to our business and the e-commerce and payments industries can be introduced which could affect the ways in which e-commerce operates and products are sold online; online commerce and payments continues to experience a rapid shift towards mobile and multi-channel commerce and payments; the payments industry continues to experience growth in new technologies such as the introduction of mobile-based payment systems; and consumers may continue to shift from traditional computing platforms to mobile and tablet-based computing platforms. It may be difficult for us to predict or adjust our business in light of such developments. Thus, our chances of financial and operational success should be evaluated in light of the risks, uncertainties, expenses, delays and difficulties associated with operating a business in a relatively rapidly changing industry and environment. If we are unable to address these issues, we may not be financially or operationally successful.

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

  •
  General macroeconomic conditions, including severe downturns or recessions in the United States and elsewhere, global unrest, terrorist activities, adverse effects of the ongoing sovereign debt crisis in Europe, potential impact of automatic sequesters, spending reductions, tax increases, and other austerity measures in the United States, and particularly those economic conditions affecting the e-commerce and retailer industries and affecting demand for products and services; and

  •
  Conditions or trends in the Internet and online commerce industries in the United States and around the world, including slower-than-anticipated growth of the online market as a vehicle for the purchase of software products, changes in consumer confidence in the safety and security of online commerce, and changes in the usage of the Internet and e-commerce.

        The following risks may also have a material adverse impact on our business, financial condition, results of operations and stock price:

Our stock price is volatile.

        The stock market as a whole, and the trading prices of companies in the electronic commerce industry in particular, has been notably volatile. The operating results of companies in the electronic commerce industry have experienced significant quarter-to-quarter fluctuations. This broad market and industry volatility could significantly reduce the price of our common stock at any time, without regard to our own operating performance.

        The market price for our common stock has varied between a high of $19.10 and a low of $12.87 in the year ended December 31, 2012. This volatility may affect the price at which you could sell your common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors; variations in our quarterly operating results from our expectations or those of securities analysts or investors; downward revisions in estimates by us or security analysts; and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.

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

        Sales of products for one client, Microsoft, accounted for approximately 29.6% of our revenue in 2012. In addition, a limited number of other software and physical goods clients contribute a large portion of our annual revenue. If any one of these key contracts is not renewed or otherwise terminates, or if revenues from these clients decline for any other reason (such as competitive developments), our revenue would decline and our ability to sustain profitability would be impaired. If our contract with Microsoft is not renewed, renegotiated or otherwise terminated, or if revenues from Microsoft decline for any other reason, our revenue and our ability to sustain profitability could be materially adversely impaired.

Loss of our credit card acceptance privileges, or changes to the fees, rules or practices of payment and card associations, networks and banks, would seriously hamper our ability to process the sale of merchandise and materially adversely affect our business.

        The payment by consumers for the purchase of goods and services through our e-commerce systems is typically made by credit or debit card or similar payment method across many countries. As a result, we must rely on domestic and international banks and payment processors to process transactions, and must pay a fee for this service. From time to time, banks and credit card associations may increase the per-transaction fees that they charge or change surcharge or comparable rules. In addition, reductions in the volume of transactions processed by us may result in increased per-transaction processing fees. Any such increased fees will increase our operating costs and reduce our profit margins. We also are required by our processors to comply with credit card association operating rules, and we have agreed to reimburse our processors for any fines they are assessed by credit card associations as a result of processing payments for us. The credit card associations and their member banks set and interpret the credit card rules. Visa, MasterCard, American Express, Discover and other card associations whose cards we accept could adopt new operating rules or re-interpret existing rules that we, or our processors, might find difficult to follow.

        Although we have been able to successfully switch to new payment processors in the past, such migrations require significant attention from our personnel, and may not achieve the anticipated cost savings or other desired results. Any disputes or problems associated with our payment processors could impair our ability to give customers the option of using credit or debit cards to fund their payments. If we were unable to accept credit or debit cards or other widely accepted forms of payment, our business would be seriously damaged. Any change to our business practices due to the adoption of card association operating rules or the re-interpretation of existing rules that reduces the attractiveness of our services to our clients or restricts our ability to offer our services may materially adversely affect our revenues and operating results. While we do screen new merchants and monitor their site activities for export and sanctions compliance, we also could be subject to fines or increased fees from Visa and MasterCard if we fail to detect that our clients are engaging in activities that are illegal or activities that are considered "high risk," primarily the sale of certain types of digital content, or if the percentage of our sales transactions subject to chargeback increases as an absolute percentage of our overall transaction volume. We may be required to expend significant capital and other resources to monitor these activities.

If our payments-related services are found to be in violation of, or subject to, applicable laws, rules or regulations or bank or card network rules or operating procedures, we may become subject to liability, licensing requirements, and regulatory approval, and may be required to change our business practices.

        Our business is subject to various laws, rules and regulations in the U.S. and other countries where we provide payments-related services, including those laws, rules and regulations governing money transmission, export and sanctions compliance, electronic funds transfers, terrorist financing, money laundering, and consumer protection. The legal and regulatory requirements that apply to our business vary in the markets in which we operate. For our payment service provider business, we may be required to perform "know-your-customer" and other underwriting responsibilities, and may be subject to fines, penalties, financial reserves, or other enforcement actions from banks and payment card networks if we fail to detect improper use of our payment systems by our clients. While we have a compliance program focused on compliance with applicable laws, rules and regulations, we cannot ensure that we will not become subject to fines, penalties or other enforcement actions in one or more jurisdictions, or be required to make changes to our business practices or compliance programs to comply in the future. If we were found to be in violation of laws, rules or regulations, or bank or card network rules or operating procedures, we could become subject to liability and/or additional restrictions, forced to cease doing business or restrict the payment types we can offer in certain states or jurisdictions, forced to change business practices, or required to obtain additional licenses or regulatory approvals that could impose a substantial cost on us. We may not be able to pass such liabilities, fines and penalties to our clients or bank partners. Any change to our business practices that reduces the attractiveness of our services to our clients or restricts our ability to offer our services may materially adversely affect the revenues and operating results for our business.

Our business is subject to online security risks, including security breaches.

        Our business depends in large part on the secure transmission of confidential information over public networks, including customers' credit card and other payment account information, and the secure storage of confidential information. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary for secure transmission of confidential information, such as customer credit and debit card numbers. While we take significant steps to protect the security of confidential information in our possession, we cannot guarantee our security measures will prevent security breaches, or that future advances in computer and software capabilities and encryption technology, new cryptography tools and discoveries, and other events will enable us to prevent the breach or compromise of our security even if implemented by us. Further, the technology utilized in credit and debit cards, and the systems used for the transmission of payment card transactions, are controlled by the payment card industry, and vulnerabilities in these systems and technology can place payment card data at risk. Our servers are vulnerable to computer viruses, physical or electronic break-ins, "denial of service" attacks, and similar disruptions. Because techniques used to disable or impair systems, obtain unauthorized access to systems, or engage in other breaches of security change rapidly and are often not recognized until utilized against a target, we may be unable to anticipate these techniques or prevent them.

        Any actual or perceived breach or compromise of our security or one of our clients, vendors or service providers could have a material adverse effect on consumer confidence in the safety and security of transactions processed through our systems, our reputation, business operations, operating results and financial condition, dissuade existing and new clients from using our services, dissuade customers from transacting business through our systems, and expose us to significant costs, fines, losses, litigation, governmental investigations and liabilities. A party who circumvents our security measures or the security measures of our clients, vendors or service providers could misappropriate proprietary information or interrupt our operations. We may be required to expend significant capital and other resources to protect against security breaches or address problems caused by such breaches. Security breaches could expose us to lawsuits from affected persons and companies, and to governmental inquiries. Concerns over the security of the Internet and other online transactions and the privacy of users could deter people from using the Internet to conduct transactions that involve transmitting personally identifiable and other confidential information, inhibiting the growth of our business.

We are exposed to foreign currency exchange risk.

        As we generate a significant portion of our revenues outside the U.S. but report our financial results in U.S. dollars, we are exposed to adverse movements in currency exchange rates. Sales outside the United States accounted for approximately 46.3% of our total sales in 2012. A significant portion of our cash and marketable securities are held in non-U.S domiciled countries, primarily Ireland and Germany. The results of operations of, and certain of our intercompany balances associated with, our internationally focused websites are exposed to foreign exchange rate fluctuations. Upon translation, net sales and other operating results from our international operations may differ materially from expectations, and we may record significant gains or losses on the re-measurement of intercompany balances. If the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions will result in increased net revenues and operating expenses. Similarly, our net revenues and operating expenses will decrease if the U.S. dollar strengthens against foreign currencies, for example, as a result of the ongoing sovereign debt crisis in Europe. As we have expanded our international operations, our exposure to exchange rate fluctuations has become more pronounced. We may enter into short-term currency forward contracts to offset the foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. The use of such hedging activities may not offset more than a portion of the adverse financial impact resulting from unfavorable movements in foreign exchange rates. See Item 7A of Part II, for information demonstrating the effect on our consolidated statements of operations from changes in exchange rates versus the U.S. dollar.

Failure to enhance and expand our technology, systems and business offerings to accommodate increased traffic and to remain competitive could reduce demand for our services and impair the growth of our business.

        We periodically enhance and expand our technology and transaction-processing systems, network infrastructure and other technologies to accommodate increases and spikes in the volume of traffic on our technology platforms due to factors including launches of new products and new commerce websites on our technology platforms, and seasonal fluctuations in consumer demand. To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our e-commerce platforms and the underlying network infrastructure, and develop and introduce new business offerings and programs. Any inability to enhance and expand our existing technology, transaction-processing systems or network infrastructure to manage such increased traffic and traffic spikes may cause unanticipated system disruptions, slower response times and degradation in client services, including impaired quality and speed of order fulfillment. Failure to manage increased traffic and traffic spikes or an inability to maintain our competitiveness could harm our reputation and significantly reduce demand for our services, which would impair the growth of our business. We may be unable to prevent unanticipated system disruptions due to the failure of network or hardware components in our underlying network infrastructure, such as the service disruption we suffered in February 2012 due to a hard drive disk array failure. If we incur significant costs without adequate results, or are unable to adapt rapidly to technological changes, we may fail to achieve our business plan. We may be unable to improve and increase the capacity of our network infrastructure sufficiently or to anticipate and react to expected or unexpected increases in the use of the platform to handle increased volume, or to obtain needed related services from third party suppliers. Our network and our suppliers' networks may be unable to maintain an acceptable data transmission capability, especially if demands on our platform increase. We may fail to use new technologies effectively or fail to adapt our proprietary technology and systems to client requirements or emerging industry standards.

We rely upon cloud-based service providers and other third party subcontractors in connection with our business operations, and any disruption of or interference with our use of the services provided by these providers would impact our operations and materially adversely affect our business.

        We utilize, and may increase our utilization of, third-party Infrastructure-as-a-Service (IaaS), Platform-as-a-Service (PaaS), and Software-as-a-Service (SaaS) offerings, commonly referred to as "cloud" computing services. We also utilize third parties to support other aspects of our business operations, such as bandwidth providers, data center services, and fulfillment providers. While we seek to implement contractual obligations and indemnities in our agreements with our global cloud providers and other third party providers, we may not be successful in obtaining contractual terms sufficient to mitigate all risks. Problems faced by our third-party cloud computing and service providers, or our other third party providers, including technological or business-related disruptions and security breaches within a provider's service layer, could result in the loss or unauthorized disclosure of confidential information or otherwise adversely impact our business. In addition, fires, floods, earthquakes, power losses, telecommunications failures, break-ins and similar events could damage these third party systems, facilities and hardware or cause them to fail completely. A disrupting event could result in prolonged downtime of our operations and could adversely affect our business.

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

        Our future effective tax rates could be favorably or unfavorably affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or their interpretation. As of December 31, 2012, we had net deferred tax liabilities of $1.3 million. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our results of operations and financial condition.

Additional valuation allowances may be needed as we may not generate sufficient taxable income to utilize our deferred income tax assets.

        We periodically assess whether it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets and establish valuation allowances if it is not likely we will realize our deferred income tax assets. In making this determination, we consider all available positive and negative evidence and make certain assumptions. We consider, among other things, our deferred tax liabilities, the overall business environment, our historical financial results, and potential current and future tax planning strategies. At December 31, 2012, the Company had net deferred tax liabilities of $1.3 million. This amount includes a valuation allowance on approximately $11.3 million of deferred tax assets related to operating losses and $33.8 million of deferred tax assets related to other tax attributes as we believe it is more likely than not that these deferred tax assets will not be realized. We also have a valuation allowance on all of our foreign net operating losses of approximately $2.3 million. Our assessment is ongoing and may conclude that we require additional valuation allowances in the future. Any future increase or release of this valuation allowance would increase or reduce our income tax expense.

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

Failure to properly manage and execute our plans to offer certain of our products and services on a modular basis could strain our resources and may not be successful in generating additional revenue.

        We plan to offer certain of our product and service offerings on a modular basis. Offering product and services on a modular basis may require increases in costs of technology, marketing and business operations, and in the complexity of our business. This may place additional strain on our technical, operational and financial resources, and there can be no assurance that we will be able to manage or execute these plans effectively. Our personnel, systems, procedures and controls may not be adequate to effectively manage our future operations, especially as we seek to offer certain aspects of our products and services as standalone product and service offerings to clients and to implement a "go-to-market" strategy for our modular offerings. We have not fully evaluated the market opportunity and demand for the use of our products and services on a modular basis. As we implement our plan, we may incur additional expenses without a corresponding increase in revenue. If we fail to effectively manage and execute our plans to modularize our product and service offerings, or fail to adequately market and generate demand for our modular offerings, we may not be able to successfully compete with other providers and may not be successful in generating additional revenue, which could harm our operating results and financial condition.

Our international expansion efforts may not be successful in generating additional revenue.

        We sell products and services to consumers outside the United States and we intend to continue expanding our international presence. In 2012, our sales to international consumers represented approximately 46.3% of our total sales. Continued expansion into international markets, particularly the European and Asia-Pacific regions, requires significant resources that we may fail to recover through generating additional revenue. Conducting business internationally is subject to risks that may have a material adverse effect on our ability to increase or maintain foreign sales, including:

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

  •
  Different employer/employee relationships, the existence of workers' councils, and the possibility of unionization of our workforce outside the United States, particularly in Europe;

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

        A key element of our business strategy involves expansion through the acquisition of businesses, assets, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. On January 10th, 2013, we announced the formal completion of our acquisition of LML Payment Systems. As a result of the acquisition, we acquired all of the capital stock of LML Payment Systems at $3.45 per share cash settlement, or an aggregate purchase price of $102.8 million. The acquisition joins two complementary card-not-present payments businesses, positioning us to further capitalize on our global payment processing services. We also continually evaluate and explore other strategic opportunities as they arise, including business combination transactions, strategic partnerships, and the purchase or sale of assets, including tangible and intangible assets such as intellectual property. We have acquired, and intend to continue engaging in strategic acquisitions of businesses, technologies, services and products.

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

Our clients' sales cycles and the implementation process for our commerce solution are time-consuming, which may cause us to incur substantial expenses and expend management time without generating corresponding consumer revenue, which would impair our cash flow.

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

        In recent years revenues from our "self-service" platforms have grown as a percentage of our overall business, and we plan to continue to emphasize our self-service e-commerce solutions. These platforms typically have an automated structure that allows customers to sign up for and use our e-commerce services without significant participation from Digital River personnel. Despite our efforts to contractually prohibit the sale of inappropriate and illegal goods and services and our efforts to detect the same, the remote control nature of these platforms increases the risk that transactions involving the sale of unlawful goods or services or the violation of the proprietary rights of others may occur before we become aware of them. Furthermore, unscrupulous individuals may offer for sale, or attempt to purchase, illegal products via such platforms under innocuous names, further frustrating our attempts to prevent inappropriate use of our services. Failure to detect inappropriate or illegal uses of our platforms by third parties could expose us to a number of risks, including fines, increased fees or termination of services by payment processors or credit card associations, risks of lawsuits and governmental investigations, and civil and criminal penalties.

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

  •
  Export compliance;

  •
  Pricing, taxation, and regulatory fees;

  •
  Fraud;

  •
  Advertising;

  •
  Intellectual property rights;

  •
  Information security;

  •
  Quality of products and services;

  •
  Recycling of consumer products; and

  •
  Our investments in other companies.

        Our acceptance of credit cards and similar payment methods requires us to maintain certain certifications, most notably Payment Card Industry (PCI) Level 1 compliance. Maintaining this certification requires an annual audit by a qualified third party auditor and a review and assessment of our security controls and a significant commitment of internal resources. Our loss of such certification may result in our inability to process credit card transactions and other payments, and would have a material adverse effect on our ability to do business.

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

Claims against us related to infringement of other parties' intellectual property rights, by our products and services or the products we resell or deliver, could require us to expend significant resources, enter into unfavorable licenses, pay damages, prevent us from using certain technology, or require us to change our business plans.

        From time to time we are notified of potential patent disputes, and expect that we will increasingly be subject to the assertion of patent infringement claims against us and/or our customers as our services expand in scope and complexity. We have been, and from time-to-time may be, named as a defendant in lawsuits claiming that we have, in some way, violated the intellectual property rights of others. For example, we were named as a defendant in a patent litigation in the United States District Court for the Eastern District of Texas brought against us and various other defendants by DDR Holdings, LLC, seeking injunctive and monetary relief. On October 12, 2012, the jury found in favor of the plaintiff on the infringement claim and awarded damages of $750,000. We are in the process of weighing options, including appeal. See Item 8, Note 8 for additional information on the DDR Holdings litigation and other claims against us.

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

We are subject to regulations relating to consumer privacy and the protection of personal information.

        We collect and maintain customer data from our customers, which subjects us to increasing international, federal and state regulations related to online privacy and the use of personal user information. Congress has enacted anti-spam legislation with which we must comply when providing email campaigns for our clients. Legislation and regulations are pending in various domestic and international governmental bodies that address online privacy protections. Several governments have proposed, and some have enacted, legislation that would limit the use and transfer of personal user information or require online service providers to establish privacy policies. In addition, the U.S. Federal Trade Commission (FTC) has urged Congress to adopt legislation regarding the collection and use of personal identifying information obtained from individuals when accessing websites, including both adults and minors. The FTC and certain states, such as California, have released guidance for privacy practices associated with applications used on mobile devices such as smartphones and tablets.

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

        We have and post on our websites our own privacy statements, policies and practices concerning our collection, use and disclosure of user information. The FTC, state and international regulatory agencies continue to be aggressive in enforcing privacy and data protection laws and regulations. Any actual or perceived failure by us to comply with our posted privacy statements, policies and practices or with federal, state or international data privacy laws, rules and regulations could reduce consumer confidence in conducting transactions processed through our systems, and could result in actions or proceedings against us by governmental entities, individual or class action litigation, subject us to significant penalties and negative publicity, require us to change our business practices, increase our costs and adversely affect our business.

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

        Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each year, and to include a management report assessing the effectiveness of our internal control over financial reporting in each Annual Report on Form 10-K. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. Implementation of new technology related to the control system, such as our current ongoing implementation of an SAP Enterprise Resource Planning, or "ERP," system, may result in misstatements due to errors that are not detected and corrected during testing. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

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

        In January 2002, we adopted new Financial Accounting Standards Board (FASB) guidance that establishes that goodwill and intangible assets with indefinite lives are not amortized, but are to be tested on an annual basis (or more frequently if there are indications that an impairment may be necessary) for impairment and, if impaired, are recorded as an impairment charge in income from operations. We perform our annual goodwill impairment test in October. As we only have one business segment, goodwill is evaluated based on a single reporting unit. In December 2012, due to the deterioration in our stock price in the second half of 2012, adjustments in our forecasted revenue growth and change in our chief operating decision maker, management completed an interim goodwill impairment test and determined that the book value of the Company was in excess of fair value and a goodwill impairment was required. The impairment charge is an estimate, pending receipt of final valuation information. Specifically, we have utilized an estimated market value of a non-public equity security in calculating the goodwill impairment charge of $175.2 million. At the time of filing, we did not have all the material information required to complete the valuation of this investment. If the investment valuation is higher than our cost basis, it may result in an additional goodwill impairment charge. Any adjustments to the goodwill impairment based on completion of the investment valuation are expected to be recognized in the first quarter of 2013. Key assumptions included in the year-end 2012 impairment test included our revenue growth rate, discount rate assumptions, and estimates of our future cash flows. Changes in these estimates could result in additional impairment of goodwill in a future period. As of December 31, 2012, we had goodwill with an indefinite life of $109.0 million from our acquisitions. In the future, if our goodwill is determined for any reason to be impaired, the subsequent accounting of the impaired portion as an expense would lower our earnings. In January 2008, we adopted new FASB guidance that requires the reporting of assets at fair value defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of assets can shift significantly and can cause a permanent or temporary impairment.

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

  •
  Other providers of outsourced e-commerce solutions, such as cleverbridge AG, eBay, Inc. (which acquired GSI Commerce, Inc.), Demandware Inc., Avangate BV, asknet AG and arvato Systems, a division of Bertelsmann AG;

  •
  Companies that provide technologies, services or products that support a portion of the e-commerce process, such as payment processing, including WorldPay Ltd., GlobalCollect, CyberSource Corporation (a subsidiary of Visa, Inc.), Square, Inc., and PayPal Corporation (a subsidiary of eBay, Inc.);

  •
  Companies that offer various online marketing services, technologies and products, including ValueClick, Inc. and Microsoft Advertising (formerly aQuantive, Inc.);

  •
  High-traffic, branded websites that generate a substantial portion of their revenue from e-commerce and may offer or provide to others the means to offer their products for sale, such as Amazon.com, Inc. and Buy.com, Inc.; and,

  •
  Web hosting, web services and infrastructure companies that offer portions of our solution and are seeking to expand the range of their offering, such as Network Solutions, LLC, Akamai Technologies, Inc., Yahoo!, Inc., eBay, Inc. and Hostopia.com, Inc.

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

The pace of recovery of U.S. and global economies, political and economic conditions, and the debt crisis in the United States and other countries may adversely affect our revenue and results of operations and stock price.

        The U.S. and other global economies continue to experience slow recovery from the recent recession that affected the economy as a whole, resulting in continued issues with the pace of economic growth, loss of consumer confidence and uncertainty about economic stability, and increased unemployment. U.S. and foreign credit and financial markets continue to experience instability, resulting in increased volatility in the stock market and reduced availability of credit. The U.S. continues to face budgetary issues and constraints which may result in a failure to raise the "debt ceiling" and austerity measures such as automatic sequesters, cuts in government spending and programs, increased taxes, and other related actions or inactions by the U.S. government. Other countries and economies continue to experience adverse effects of sovereign debt crises and related austerity measures. These issues may cause a cascading effect impacting other countries and economies. Our revenue and growth is dependent on the continued growth in demand for our clients' products and the continued growth of Internet commerce, and depends significantly on geopolitical economic and business conditions. The continuing effects of instability in the credit and financial markets, general economic conditions, and the approach to addressing debt crises and austerity measures in the U.S. and other countries may continue to negatively impact our business and our clients, demand for our clients products, and consumer spending, such as causing delays in new product introductions, changes in client's outsourcing behavior, increasing our difficulty in collecting client receivables, and increasing the risk of client bankruptcies and/or interruption or cessation of business, which may have a negative impact on our business, operating results and financial condition. These factors could have a negative and adverse impact on companies with which we do business, which in turn could have a negative and adverse effect on our business. Continuing geopolitical instability in certain countries and regions may affect consumer spending behavior in those countries and regions. Instability in the credit and equity markets increases the risk that the actual amounts realized in the future on our financial instruments and investments may significantly differ from the fair values currently assigned to them. If macroeconomic and market conditions affecting us or our clients remain uncertain, weaken further, or otherwise fail to improve, they may have a material adverse effect on our business, operating results, financial condition and stock price.

Risks Related to the Securities Markets

We may need to raise additional capital to achieve our business objectives, which could result in dilution to existing investors or increase our debt obligations.

        We require substantial working capital to fund our business. In February 2009, we filed a shelf registration that would allow us to sell an undetermined amount of equity or debt securities in accordance with the rules applying to "well-known seasoned issuers." In addition, we filed an acquisition shelf registration statement for up to approximately 1.5 million shares. On November 1, 2010, we sold and issued $345.0 million in aggregate principal amount of senior convertible notes (2010 Notes), in a private, unregistered offering. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced and these equity securities may have rights, preferences or privileges senior to those of our common stock. Our capital requirements depend on several factors, including the rate of market acceptance of our products, the ability to expand our client base, the growth of sales and marketing and opportunities for acquisitions of other businesses. We have experienced significant operating losses and negative cash flow from operations during our operating history and may do so in the future. Additional financing may not be available when needed, on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures, which would harm our operating results and adversely affect our ability to sustain profitability.

The investment of our substantial cash balance and our investments in marketable debt securities are subject to risks which may cause losses and affect the liquidity of these investments.

        As of December 31, 2012, we held $45.8 million of auction rate securities (ARS) at par value which we have recorded at $37.0 million fair value. The ARS are over-collateralized and the underlying student loans are guaranteed by the U.S. government. These securities are BB+ to AAA rated and almost all continue to fail at auction due to continued illiquid market conditions.

        Due to the illiquid market conditions, we have recorded a temporary fair value reduction of our ARS in the amount of $8.8 million (19.3% of par value) in our balance sheets ended December 31, 2012, under "Accumulated other comprehensive income (loss)".

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        The following table summarizes the various facilities that we lease for our business operations:

Description of Use	Primary Locations	Square Footage(1)	Lease Expirations
Corporate Office Facilities	Minnesota	143,723	2021
Other U.S. Office Facilities	California, Illinois, Nebraska, North Dakota, Oregon, Pennsylvania, Texas, Utah, Washington	107,649	From 2013 to 2016
Non-U.S. Office Facilities	Austria, Brazil, China, Germany, Ireland, Japan, Korea, Luxembourg, Russia, Sweden, Taiwan, United Kingdom	88,559	From 2013 to 2024
Off Site U.S. Data Centers	California, Minnesota	35,699	From 2013 to 2015
Off Site non U.S. Data Centers	Germany, Ireland, Sweden	1,589	2013

(1)
Includes sub-leased space.

ITEM 3.    LEGAL PROCEEDINGS

        We have provided information about legal proceedings in which we are involved in Item 8, Part II, Note 8 to the Consolidated Financial Statements.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

        Our common stock is traded on the Nasdaq Global Select Market under the symbol "DRIV." The following table sets forth, for the periods indicated, the high and low sale price per share of our common stock on that market. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	High	Low
2012
First Quarter	$19.10	$14.13
Second Quarter	$19.10	$13.81
Third Quarter	$17.82	$12.87
Fourth Quarter	$17.06	$13.00
2011
First Quarter	$39.85	$29.77
Second Quarter	$38.83	$29.59
Third Quarter	$34.16	$17.56
Fourth Quarter	$23.06	$13.53

Holders

        As of February 1, 2013, there were approximately 265 holders of record of our common stock. On February 1, 2013, the last sale price reported on The Nasdaq Global Select Market for our common stock was $14.98 per share.

Dividend Policy

        We have never declared or paid any cash dividends on our capital stock. We intend to retain any future earnings to support operations and to finance the growth and development of our business and do not anticipate paying cash dividends for the foreseeable future.

Issuer Purchases of Equity Securities

        Set forth below is information regarding the Company's stock repurchases during the three months ended December 31, 2012.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan (in millions)
October 1, 2012 - October 31, 2012	—	$—	—	$—
November 1, 2012 - November 30, 2012	166,136	$14.60	166,136	$97.6
December 1, 2012 - December 31, 2012	—	$—	—	$—

Total	166,136		166,136

Securities Authorized for Issuance under Equity Compensation Plans

        The information required in the table of Securities Authorized for Issuance under Equity Compensation Plans will be incorporated by reference to our Proxy Statement in connection with our 2012 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

Securities Performance Measurement Comparison(1)

        The SEC requires a comparison on an indexed basis of cumulative total stockholder return for the Company, a relevant broad equity market index and a published industry line-of-business index. The following graph shows a total stockholder return of an investment of $100 in cash on December 31, 2007 for (i) the Company's Common Stock; (ii) the CRSP Total Return Index for the Nasdaq Stock Market (U.S. companies) (the "Nasdaq Composite Index"); and (iii) the RDG Technology Composite Index. The RDG Technology Composite Index is composed of approximately 500 technology companies in the semiconductor, electronics, medical and related technology industries. Historic stock price performance is not necessarily indicative of future stock price performance. All values assume reinvestment of the full amount of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Digital River, Inc., the NASDAQ Composite Index, and the RDG Technology
Composite Index

*
$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

        This Section is not "soliciting material," is not deemed "filed" with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 6.    SELECTED FINANCIAL DATA

        The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7 of Part II, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included in Item 8 of Part II, "Financial Statements and Supplementary Data" of this Form 10-K to fully understand factors that may affect the comparability of the information presented below.

        The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in previously-filed reports should no longer be relied upon.

	December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Balance Sheet Data:
Current Assets	$800,472	$829,604	$820,040	$483,389	$603,686
Current Liabilities	282,073	312,143	280,176	267,113	443,662
Working capital	518,399	517,461	539,864	216,276	160,024
Total assets	1,052,216	1,310,776	1,333,767	985,642	1,070,252
Long-term obligations	328,145	366,361	369,843	24,310	24,517
Total stockholders' equity	$441,998	$632,272	$683,748	$694,219	$602,073

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$386,222	$398,140	$363,226	$403,766	$394,226
Costs and expenses (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	12,661	15,491	17,789	17,625	16,417
Network and infrastructure	53,562	49,433	46,909	45,996	41,040
Sales and marketing	162,201	162,564	150,041	157,475	150,118
Product research and development	63,510	66,862	60,844	54,463	51,184
General and administrative	58,383	43,093	43,392	37,707	39,525
Goodwill impairment	175,241	—	—	—	—
Depreciation and amortization	20,307	22,207	23,413	19,438	15,980
Amortization of acquisition-related intangibles	7,067	18,040	7,845	7,561	8,391

Total costs and expenses	552,932	377,690	350,233	340,265	322,655

Income (loss) from operations	(166,710)	20,450	12,993	63,501	71,571

Interest income	3,820	6,100	3,035	3,210	18,019
Interest expense	(8,968)	(9,018)	(1,688)	(5,339)	(2,528)
Other income (expense), net	4,796	(1,921)	(1,067)	424	(791)

Income (loss) before income taxes	(167,062)	15,611	13,273	61,796	86,271
Income tax expense (benefit)	28,806	(1,556)	(2,462)	12,025	22,676

Net income (loss)	$(195,868)	$17,167	$15,735	$49,771	$63,595

Net income (loss) per share—basic	$(5.90)	$0.47	$0.42	$1.35	$1.72

Net income (loss) per share—diluted	$(5.90)	$0.46	$0.41	$1.32	$1.55

Shares used in per-share calculation—basic	33,224	36,778	37,518	36,975	37,016

Shares used in per-share calculation—diluted	33,224	37,510	38,339	37,704	42,106

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The discussion in this Annual Report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Additional factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section entitled "Risk Factors," included in Item 1A of Part I. When used in this document, the words "believes," "expects," "anticipates," "intends," "plans," and similar expressions, are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. We have no obligation to update the matters set forth herein, whether as a result of new information, future events or otherwise.

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

Current Period Results and Outlook

        For the year ended December 31, 2012, we recorded a net loss of $195.9 million or $5.90 per share compared to net income of $17.2 million or $0.46 per diluted share for the same period in the prior year. Revenues of $386.2 million in 2012 represent a 3.0% decrease versus the prior year. Total costs and expenses in 2012 of $552.9 million increased 46.4% compared to 2011. As of December 31, 2012 and 2011, we had $705.6 million and $720.5 million in cash, cash equivalents and short-term investments, respectively.

        Looking to 2013, we continue to face some headwinds. These include potential client attrition and continuing uncertain macroeconomic conditions such as the fiscal cliff discussions in the U.S. and relatively high unemployment globally. Additionally, we've identified some investments we believe are necessary to enhance our technology infrastructure. We continue to re-architect our core global commerce platform and its underlying databases to further increase stability and performance. We will also focus on creating a flexible and modular technology solution that will allow us to quickly adapt to existing and future client needs. Lastly, we continue to focus on reducing operating expenses to create a flatter and more focused organization.

Other

        On May 8, 2012, we entered into with Microsoft Corporation ("Microsoft"), in the ordinary course of business, the Third Omnibus Amendment to the Microsoft Operations Digital Distribution Agreement (the "Third Omnibus Amendment"). The Third Omnibus Amendment extends the term of Microsoft Operations Digital Distribution Agreement to a date no earlier than March 1, 2014. Additionally, the Third Omnibus Amendment contemplates the expansion of the business relationship whereby we will build, host and manage the Microsoft Store, an e-commerce store that supports the sale and fulfillment of Microsoft and third party software as well as consumer electronics products, to customers throughout the world. The Third Omnibus Amendment contemplates us providing e-commerce services in connection with Microsoft Store on a global basis in addition to maintaining and expanding our role as a reseller of Microsoft products via Digital River's existing online stores in addition to new stores offering physical media.

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

        General information about us can be found at www.digitalriver.com under the "Company/Investor Relations" link or follow the Company on Twitter at twitter.com/digitalriverinc. Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments or exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we file such reports with the Securities and Exchange Commission.

Results of Operations

        The following table sets forth certain items from our consolidated statements of operations as a percentage of total revenue for the years indicated.

	2012	2011	2010
Revenue	100.0%	100.0%	100.0%
Costs and expenses (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	3.3	3.9	4.9
Network and infrastructure	13.9	12.4	12.9
Sales and marketing	42.0	40.9	41.3
Product research and development	16.4	16.8	16.8
General and administrative	15.1	10.8	11.9
Goodwill impairment	45.4	—	—
Depreciation and amortization	5.3	5.6	6.4
Amortization of acquisition-related intangibles	1.8	4.5	2.2

Total costs and expenses	143.2	94.9	96.4

Income (loss) from operations	(43.2)	5.1	3.6
Interest income	1.0	1.5	0.8
Interest expense	(2.3)	(2.2)	(0.5)
Other income (expense), net	1.3	(0.5)	(0.3)

Income (loss) before income taxes	(43.2)	3.9	3.6
Income tax expense (benefit)	7.5	(0.4)	(0.7)

Net income (loss)	(50.7)%	4.3%	4.3%

        Revenue.    Our revenue was $386.2 million in 2012 compared to $398.1 million and $363.2 million in 2011 and 2010, respectively.

        Our commerce revenues are driven primarily by global commerce and payment services provided to a wide variety of companies in the software, consumer electronics, computer games and other markets. Commerce revenues include revenues generated from Microsoft. All other non-commerce revenues are driven primarily by our e-mail and affiliate marketing businesses.

        For the year ended December 31, 2012, the $11.9 million decrease in revenue was driven primarily by a decrease in our non-commerce and support business revenue of $12.7 million and foreign exchange unfavorability of $6.0 million, partially offset by an increase in commerce revenue of $6.8 million compared to prior year. For the year ended December 31, 2011, the $34.9 million increase in revenue was driven primarily by an increase in commerce revenue of $26.8 million and foreign exchange favorability of $5.3 million compared to the prior year.

        International sales were approximately 46.3%, 46.2% and 46.4% of revenue in 2012, 2011 and 2010, respectively.

        Microsoft Corporation accounted for approximately 29.6%, 27.7% and 24.7% of our revenue in 2012, 2011 and 2010, respectively.

        Direct Cost of Services.    Direct cost of services expense primarily includes costs related to product fulfillment, back-up CD production, delivery solutions and certain client-specific costs. Direct cost of service expenses were $12.7 million, $15.5 million and $17.8 million in 2012, 2011 and 2010, respectively. The decrease in 2012 compared with 2011 was primarily attributable to lower CD production and delivery costs. The decrease in 2011 compared with 2010 was primarily driven by lower CD supply costs and workforce related costs.

        As a percentage of revenue, direct cost of services were 3.3%, 3.9% and 4.9% in 2012, 2011 and 2010, respectively.

        Network and Infrastructure.    Our network and infrastructure expenses primarily include costs to operate and maintain our technology platforms, customer service, data communication and data center operations. Network and infrastructure expenses were $53.6 million in 2012, compared to $49.4 million and $46.9 million in 2011 and 2010, respectively. The increase in 2012 compared with 2011 was mainly due to higher data communication and IT related costs related to enhancing our flexibility and stability within our commerce environments. The increase in 2011 from 2010 was mainly due to increased investment in workforce related costs to drive future efficiencies in our technologies and increased hardware expense, partially offset by reductions in data communication costs and outside services.

        As a percentage of revenue, network and infrastructure expenses were 13.9%, 12.4% and 12.9% in 2012, 2011 and 2010, respectively.

        Sales and Marketing.    Our sales and marketing expenses include credit card transaction and other payment processing fees, personnel and related costs, advertising, promotional and product marketing expenses, credit card chargebacks and bad debt expense. Sales and marketing expenses were $162.2 million, $162.6 million and $150.0 million in 2012, 2011 and 2010, respectively. In 2012, reductions in workforce costs were partially offset by increases in payment processing costs when compared to 2011 expense levels. The increase in sales and marketing in 2011 compared to 2010 was primarily driven by higher workforce costs to support our global sales initiatives and increased payment processing costs, related to higher revenue. These increases were partially offset by lower chargeback and bad debt expenses.

        As a percentage of revenue, sales and marketing expenses were 42.0%, 40.9% and 41.3% in 2012, 2011 and 2010, respectively.

        Product Research and Development.    Our product research and development expenses include costs associated with design, development and enhancement of our technology platforms and related systems. Research and development costs are expensed as incurred, except certain internal-use software development costs eligible for capitalization and costs directly associated with preparing a client website launch eligible to be deferred and amortized over the life of the sites associated revenue streams. These costs drive enhanced technologies and strengthen our leadership position in the markets we serve. These investments advance our global system scalability, e-marketing capabilities, data management and client reporting. Product research and development expenses were $63.5 million in 2012, compared to $66.9 million and $60.8 million in 2011 and 2010, respectively. The decrease in 2012 compared to 2011 was primarily due to reduction in workforce related costs, specifically related to certain development projects being completed in 2011. The increase in 2011 compared to 2010 was primarily due to higher workforce costs.

        As a percentage of revenue, product research and development expenses were 16.4%, 16.8% and 16.8% in 2012, 2011 and 2010, respectively.

        General and Administrative.    Our general and administrative expenses primarily include executive, finance, human resources and other administrative workforce and related expenses, fees for professional services, bank fees, insurance costs and non-income related taxes. General and administrative expenses were $58.4 million in 2012 compared to $43.1 million and $43.4 million in 2011 and 2010, respectively. The increase in 2012 was primarily related to severance and restructuring costs, legal fees and acquisition costs associated with LML Payment Systems, Inc. The decrease in 2011 compared to 2010 was mainly due to a decrease in regulatory fees partially offset by an increase in workforce related costs.

        As a percentage of revenue, general and administrative expenses were 15.1%, 10.8% and 11.9% in 2012, 2011 and 2010, respectively.

        Goodwill Impairment Charge.    In December 2012, due to the deterioration in our stock price in the second half of 2012, adjustments in our forecasted revenue growth and change in our chief operating decision maker, management completed an interim impairment test and determined that the book value of the Company was in excess of fair value and a goodwill impairment was required. Accordingly, we recorded a non-cash pretax goodwill impairment charge of $175.2 million, or $161.1 million after tax, relating to our single reporting unit. The impairment charge is an estimate, pending receipt of final valuation information. Specifically, we have utilized an estimated market value of a non-public equity security in calculating the goodwill impairment charge of $175.2 million. At the time of filing, we did not have all the material information required to complete the valuation of this investment. If the investment valuation is higher than our cost basis, it may result in an additional goodwill impairment charge. Any adjustments to the goodwill impairment based on completion of the investment valuation are expected to be recognized in the first quarter of 2013. These goodwill charges are included as a separate operating expense line item, "Goodwill Impairment Charge" in our consolidated statement of operations. The tax benefit was offset by our current period tax valuation allowance. A blended income and market approach was used to determine the fair value of our sole reporting unit and associated impairment charges. The application of goodwill impairment tests requires management judgment for many of the inputs. Key assumptions included in the impairment test included our revenue growth rate, discount rate assumptions, and estimates of our future cash flows. Changes in these estimates could result in additional impairment of goodwill in a future period. The impairment charge reflects our view of anticipated risks based on our expectations of market and general economic conditions. Annual and interim impairment testing in 2011 and 2010 did not result in an impairment of goodwill for the years ended December 31, 2011 and December 31, 2010.

        As a percentage of revenue, goodwill impairment charge was 45.4%, 0.0% and 0.0% in 2012, 2011 and 2010, respectively.

        Depreciation and Amortization.    Our depreciation and amortization expenses include the depreciation of computer equipment, office furniture, the amortization of purchased and internally developed software and leasehold improvements. Computer equipment, software and furniture are depreciated under the straight-line method using three to seven year lives and leasehold improvements are amortized over the shorter of the life of the asset or the remaining length of the lease. Depreciation and amortization expense was $20.3 million in 2012 compared to $22.2 million and $23.4 million in 2011 and 2010, respectively. The decreased expenses in 2012 compared to 2011 can be attributed to the majority of 2012 capital expenditures being incurred in the fourth quarter. The decreased expenses in 2011 compared to 2010 were driven primarily by the timing and mix of capital spend year-over-year.

        As a percentage of revenue, depreciation and amortization was 5.3%, 5.6% and 6.4% in 2012, 2011 and 2010, respectively.

        Amortization of Acquisition-Related Intangibles.    Amortization of acquisition-related intangibles consists of the amortization of intangible assets such as customer relationships, technology and trade names acquired in business combinations. Amortization of acquisition-related intangible assets was $7.1 million in 2012 compared to $18.0 million and $7.8 million in 2011 and 2010, respectively. The decrease in 2012 compared with 2011 was driven primarily by a $9.4 million intangible asset impairment recorded in the fourth quarter of 2011. The increase in 2011 compared to 2010 was primarily driven by the same impairment recorded. The 2011 impairment related to the reduction in the book carrying values of certain customer relationship, trade name, technology, and non-compete agreements established in the purchase accounting of our Journey Education Marketing, Inc., fatfoogoo, AG and THINK Subscription, Inc. acquisitions. We have purchased, and expect to continue purchasing, assets or businesses, which may include the purchase of intangible assets.

        As a percentage of revenue, amortization of acquisition-related intangibles was 1.8%, 4.5% and 2.2% in 2012, 2011 and 2010, respectively.

        Income (Loss) from Operations.    Our loss from operations in 2012 was $166.7 million, compared to income of $20.5 million and $13.0 million in 2011 and 2010, respectively. When compared to 2011, income (loss) from operations in 2012 decreased predominantly due to our impairment of goodwill. Income from operations increased during 2011 from 2010 due to higher overall revenues in the software, consumer electronics, computer games and other markets. Higher revenues were partially offset by a $9.4 million impairment of acquisition-related intangibles in 2011.

        As a percentage of revenue, our loss from operations was 43.2% in 2012. Income from operations was 5.1% and 3.6% in 2011 and 2010, respectively.

        Interest Income.    Our interest income represents the total of interest income on our cash, cash equivalents, short-term investments and certain long-term investments. Interest income was $3.8 million, $6.1 million and $3.0 million in 2012, 2011 and 2010, respectively. The decrease in interest income in 2012 compared to 2011 was due to lower market yields on our invested portfolio. The increase in interest income in 2011 compared to 2010 was primarily due to the increased cash available for investment from our 2010 debt offering.

        Interest Expense.    Our interest expense includes the total of cash and non-cash interest expense attributable to our outstanding convertible debt. Interest expense was $9.0 million, $9.0 million and $1.7 million in 2012, 2011 and 2010, respectively, which included $2.0 million, $2.0 million and $0.3 million of debt financing cost amortization, respectively. The increase in 2012 and 2011 compared to 2010 was due to the issuance of $345.0 million of convertible notes in the fourth quarter of 2010, which bear an annual interest rate of 2.0%.

        Other Income (Expense), Net.    Our other income (expense), net includes foreign currency transaction gains and losses, gains and losses on investments or asset disposals, other-than-temporary impairment of investments and dividend income. Other income (expense) was income of $4.8 million in 2012, compared to expense of $1.9 million and $1.1 million in 2011 and 2010, respectively. The increase in other income (expense) in 2012 compared to 2011 was driven by a $3.2 million gain recorded due to a call option on a cost-basis investment that was executed for cash value. The increase in other expense in 2011 compared to 2010 was attributable to foreign currency re-measurement losses, partially offset by increased dividend income.

        Income Tax Expense.    In 2012, our tax expense was $28.8 million, consisting of approximately $0.8 million of current tax expense and $28.0 million of deferred tax expense. In 2011, our tax benefit was $1.6 million, consisting of approximately $1.3 million of current tax benefit and $0.3 million of deferred tax benefit. In 2010, our tax benefit was $2.5 million, consisting of approximately $4.6 million of current tax expense offset by approximately $7.1 million of deferred tax benefit. Our effective tax rate was a negative 17.2% in 2012, compared to negative 10.0% in 2011 and 18.6% in 2010. Differences in our effective tax rate from the U.S. statutory rate are primarily due to our mix of earnings from international operations and the differences in statutory rates in these countries from the U.S. rate. In 2012, the rate was significantly impacted from a goodwill impairment and a valuation allowance adjustment.

        As of December 31, 2012, we had U.S. federal tax loss carryforwards of approximately $26.7 million and state tax loss carryforwards of $44.3 million to offset future taxable income. The tax losses consist of U.S. federal net operating losses of $16.9 million and acquired U.S. federal net operating losses of $9.8 million as well as state net operating losses of $42.0 million and acquired state net operating losses of $2.3 million. The U.S. federal tax loss carryforwards expire in the years 2025 through 2032, while the state tax loss carryforwards expire in the years 2014 through 2032. As of December 31, 2012, we also had foreign tax loss carryforwards of approximately $9.0 million. The foreign loss carryforwards do not expire under current law.

        On a quarterly basis, we assess whether a valuation allowance for net operating loss carryforwards and other deferred tax assets is needed. Based on accounting guidance, we concluded during the fourth quarter's evaluation that the accounting rules require us to place a valuation allowance against our net U.S. tax assets. At December 31, 2012, the Company had a valuation allowance on approximately $11.3 million of U.S. deferred tax assets related to operating losses and $34.5 million of deferred tax assets related to other U.S. tax attributes. We also have a valuation allowance on all of our foreign net operating losses of approximately 2.3 million. Any future release of this valuation allowance will reduce expense.

Liquidity and Capital Resources

	Years ended December 31,
Cash Flows (in thousands)	2012	2011	2010
Cash provided by (used in):
Operating activities	$38,840	$94,768	$57,800
Investing activities	68,257	(74,584)	(180,694)
Financing activities	(67,047)	(81,277)	307,007
Effect of exchange rate changes on cash and cash equivalents	5,608	(6,800)	(11,731)

Net increase (decrease) in cash and cash equivalents	$45,658	$(67,893)	$172,382

Operating Activities

        As of December 31, 2012, we had $542.9 million of cash and cash equivalents, approximately 31.0% of which are held by our international subsidiaries. If funds held by our international subsidiaries were repatriated to the U.S., we would incur a U.S. tax liability that is not currently accrued in our financial statements. However, cash and cash equivalents held in the U.S. are sufficient to fund our current and anticipated domestic operations. As a result, we do not anticipate any local liquidity restrictions that would preclude us from funding our expansion or operating needs and do not foresee a need to repatriate any earnings.

        As of December 31, 2012 and 2011, we had $705.6 million and $720.5 million in cash, cash equivalents and short-term investments, respectively. Excluding client payables and client receivables, we had $550.4 million and $542.9 million in net short-term liquidity as of the end of December 31, 2012 and 2011, respectively.

        Our primary source of internal liquidity is our operating activities. Net cash provided by operating activities in 2012, 2011 and 2010 was $38.8 million, $94.8 million and $57.8 million, respectively. Net cash provided by operating activities in 2012 was primarily the result of net loss adjusted for non-cash expenses offset by balance sheet changes such as the impairment of goodwill, deferred taxes, and changes in working capital such as accounts payable and income taxes payable. Net cash provided by operating activities in 2011 was primarily the result of net income adjusted for non-cash expenses offset by balance sheet changes such as an increase in accounts payable due to timing of client payments and decreases in accounts receivable and other accrued liabilities. Net cash provided by operating activities in 2010 was primarily the result of net income adjusted for non-cash expenses offset by balance sheet changes such as a decrease in accounts payable.

Investing Activities

        Net cash provided by investing activities was $68.3 million in 2012 and was the result of net sales of investments of $87.1 million, offset by net cash received from cost method investments of $2.7 million, purchases of capital equipment of $22.0 million and cash received from divestitures of $0.5 million. Net cash used in investing activities was $74.6 million in 2011 and was the result of net purchases of investments of $41.2 million, cash paid for cost method investments of $9.5 million and purchases of capital equipment of $23.9 million. Net cash used in investing activities was $180.7 million in 2010 and was the result of net purchases of investments of $145.4 million, cash paid for acquisitions of $14.6 million, purchases of capital equipment of $18.6 million and funding of $2.2 million in restricted cash.

Financing Activities

        Net cash used in financing activities was $67.0 million and $81.3 million, in 2012 and 2011, respectively, and in 2010 net cash provided by financing activities was $307.0 million. In 2012, cash used in financing activities was primarily due to $43.9 million of convertible senior note repurchases, $22.7 million repurchases of common stock, $5.1 million of restricted stock repurchases to satisfy tax withholdings obligation, proceeds of $2.6 million were provided by sale of stock under the employee stock purchase plan and proceeds of $1.6 million were provided by the exercise of stock options. In 2011, cash used in financing activities was primarily due to our $79.8 million repurchase of common stock. In 2010 our cash provided by financing increased primarily due to $345.0 million of convertible notes issued, offset by debt issuance costs of $9.5 million and $35.0 million repurchase of common stock.

Effect of Exchange Rate Changes

        In 2012, changes in foreign currency rates resulted in a $5.6 million increase in our cash and cash equivalents. Exchange rate changes decreased our cash and cash equivalents by $6.8 million and $11.7 million in 2011 and 2010, respectively. The changes are due to foreign currency volatility on our international entity balance sheet exposures, primarily the Euro.

Auction Rate Securities

        As of December 31, 2012, we held $45.8 million of auction rate securities (ARS) at par value which we have recorded at $37.0 million fair value. As of December 31, 2011, we held $71.5 million of ARS at par value which was recorded at $65.3 million fair value. The ARS are 105 - 132% over-collateralized and the underlying student loans are guaranteed by the U.S. government. Almost all of these securities continue to fail at auction due to continued illiquid market conditions.

        Due to the illiquid market conditions, we recorded a temporary fair value reduction of our ARS in the amount of $8.8 million (19.3% of par value) as of December 31, 2012, under "Accumulated other comprehensive income (loss)", compared to a $6.2 million temporary fair value reduction as of December 31, 2011 (8.6% of par value). The increased reduction in temporary fair value as a percent of par is due to certain securities receiving credit rating downgrades in 2012. In evaluating our ARS portfolio, we note sustained performance of our securities, strong parity levels, observed market redemption activity, and continued receipt of interest and penalty payments. As we expect to receive all contractual cash flows, we do not believe the unrealized losses to be credit related. We continue to believe that we will be able to liquidate at par over time. We do not intend to sell the investments prior to recovery of their amortized cost basis nor do we believe it is more likely than not we may be required to sell the investments prior to recovery of their amortized cost basis. Accordingly, we treated the fair value decline as temporary. We anticipate we will have sufficient cash flow from operations to execute our business strategy and fund our operational needs. We believe that capital markets are also available if we need to finance other investment alternatives.

        The discounted cash flow model we used to value these securities included the following assumptions:

	December 31, 2012	December 31, 2011
Unobservable inputs
Redemption period (in years)	7.0	7.0
Credit ratings	BB+ to AAA	AAA- to AAA
Penalty coupon rate	1.0% to 1.5%	1.0% to 1.5%
Weighted average annualized yield	1.5%	1.5%
Risk adjusted discount rate	3.5% to 12.3%	3.9% to 10.9%

        Management makes estimates and assumptions about the ARS, which can be sensitive to changes and effect the determination of fair value. An increase in the length of redemption period or an increase in the discount rate assumption would decrease our fair value. Also, a decrease in the securities' credit ratings would decrease our fair value.

        The portfolio had a weighted average maturity of 30.8 years and 27.5 years as of December 31, 2012 and December 31, 2011, respectively.

        We classify our ARS as Level 3 long-term investments until we receive a call or partial call on the securities. Upon receipt of a call or partial call, we classify the securities subject to the call or partial call, as Level 1 short-term investments. As of December 31, 2012 and December 31, 2011, our entire ARS portfolio was classified as Level 3 long-term investments. In 2012, we liquidated $25.7 million of ARS due to full calls, partial calls or sales at par. In 2011, we liquidated $19.1 million of ARS due to full or partial calls at par. The amount of Level 3 assets as a percentage of total assets measured at fair value on a recurring basis was 5.0% and 8.3% in 2012 and 2011, respectively.

Commitments and Guarantees

        At certain times, we enter into agreements where a letter of credit is required to ensure payment of future obligations by counterparties, such as our credit card processors and international taxing jurisdictions. Upon withdrawal, we are obligated to fund the executor bank on demand. We have not set aside specific funds to cover this potential obligation as we can generally recover these costs from our clients. If drawn upon, we expect to fund this commitment with cash and cash equivalents. There were $3.6 million and $3.3 million in undrawn letters of credit at December 31, 2012 and 2011, respectively.

        In addition to the contractual obligations included in the table below, we will have significant cash obligations associated with the purchase of hardware and capitalized software to support our business. Cash outflows associated with the purchase of equipment and capitalized software were $22.0 million, $23.9 million and $18.6 million in 2012, 2011 and 2010, respectively. We are also parties to legally binding contracts regarding goods and services under which the actual commitment is contingent on certain factors that are unknown or uncertain at this time. Therefore, these items are not included in the table. Uncertain income tax position liabilities of $11.2 million are not included in the table because we cannot make a reasonably reliable estimate of the period of cash settlement with the respective tax authorities. In addition, purchase orders made in the ordinary course of business are excluded from the table and any amounts which we are liable for under the purchase orders are included in current liabilities on our Consolidated Balance Sheets.

        The following table summarizes our principal contractual commitments as of December 31, 2012:

	Payment due by period (in thousands)
Contractual Obligations	Total Amount Committed	2013	2014	2015 - 2016	2017 and Thereafter
Operating Lease Obligations	$39,985	$8,583	$4,811	$8,016	$18,575
Senior Convertible Notes, including interest	419,571	6,132	6,132	12,264	395,043

Total	$459,556	$14,715	$10,943	$20,280	$413,618

        See Item 8 of Part II, Note 8 to the Consolidated Financial Statements for additional discussion of our commitments. See Item 8 of Part II, Note 9 to the Consolidated Financial Statements for additional discussion of our principal debt commitments.

2013 Outlook

        We're faced with certain headwinds in 2013, including potential client attrition and continuing uncertain macroeconomic conditions. However, we continue to believe the long-term outlook for our business is good. Online sales continue to grow across most categories and buyers continue to appear increasingly comfortable shopping online. In our core markets, digital commerce trends continue to favor the migration toward online shopping. While we believe PC sales may continue to be slowly declining, we believe the software, PC game and online payments markets hold growth opportunities as we grow our share of business in these and complementary markets. We expect to further expand service offerings in payment processing and closed on our acquisition of LML Payment Systems in mid-January 2013, further supporting our commitment to the payments market. We anticipate investing in our strategic growth initiatives, such as modular technology, while leveraging our base of business. We believe the initiatives outlined in our operating plan will enable us to: 1) continue to be a leader in the software delivery market, 2) strengthen our product and service offering by investing in technology solutions and 3) continue to expand into vertical markets such as consumer electronics, and computer and video games. Lastly, we continue to focus on reducing operating expenses to create a flatter and more focused organization.

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

        Intangible Assets.    We amortize certain definite lived intangibles over their useful lives. Useful lives are based on our estimates of the period of time over which the assets will generate revenue or benefit our business. We review assets with definite lives for impairment whenever events or changes in circumstances indicate that the value we are carrying on our financial statements for an asset may not be recoverable. Our evaluation considers non-financial data such as changes in the operating environment and business strategy, competitive information, market trends and operating performance. If there are indications that an impairment may have occurred, we compare an undiscounted cash flow analysis to the carrying value of the assets. If the carrying amount of the asset exceeds the undiscounted cash flows, we measure the amount of the impairment by comparing the carrying amount of the asset to its fair value. During 2012 we impaired $0.2 million of intangibles due to discontinued product lines. These intangible assets were established under purchase accounting of our Mindvision acquisition. Due to changes in our business strategy in 2011, we determined that an indicator of impairment existed for certain intangible assets and a $9.4 million impairment was recorded to reduce the book carrying values of certain customer relationship, trade name, technology, and non-compete agreements . These intangible assets were established in the purchase accounting of our Journey Education Marketing, Inc., fatfoogoo, AG and THINK Subscription, Inc. acquisitions. There were no material impairments of other intangible assets for the year ended 2010. Fair value was computed using an income approach that utilizes significant unobservable inputs, or Level 3 inputs in the fair value hierarchy. Impairments are recorded in "Amortization of acquisition-related intangibles" on the Consolidated Statements of Operations.

        Goodwill.    We complete our goodwill impairment analysis on an annual basis in October or more frequently if events or circumstances occur that would more likely than not reduce the fair value of the reporting unit below its carrying amount. As we only have one business segment, goodwill is evaluated based on a single reporting unit. In December 2012, due to the deterioration in our stock price in the second half of 2012, adjustments in our forecasted revenue growth and change in our chief operating decision maker, management completed an interim impairment test and determined that the book value of the Company was in excess of fair value and a goodwill impairment was required. Accordingly, we recorded a non-cash pretax goodwill impairment charge of $175.2 million, or $161.1 million after tax, relating to our single reporting unit. The impairment charge is an estimate, pending receipt of final valuation information. Specifically, we have utilized an estimated market value of a non-public equity security in calculating the goodwill impairment charge of $175.2 million. At the time of filing, we did not have all the material information required to complete the valuation of this investment. If the investment valuation is higher than our cost basis, it may result in an additional goodwill impairment charge. Any adjustments to the goodwill impairment based on completion of the investment valuation are expected to be recognized in the first quarter of 2013. These goodwill charges are included as a separate operating expense line item, "Goodwill Impairment Charge" in our consolidated statement of operations. The tax benefit was offset by our current period tax valuation allowance. A blended income and market approach was used to determine the fair value of our sole reporting unit and associated impairment charges. The application of goodwill impairment tests requires management judgment for many of the inputs. Key assumptions included in the impairment test included our revenue growth rate, discount rate assumptions, and estimates of our future cash flows. Changes in these estimates could result in additional impairment of goodwill in a future period. The impairment charge reflects our view of anticipated risks based on our expectations of market and general economic conditions. Annual and interim impairment testing in 2011 and 2010 did not result in an impairment of goodwill for the years ended December 31, 2011 and December 31, 2010.

        Revenue Recognition.    We recognize revenue from services rendered once all the following criteria for revenue recognition have been met: (1) persuasive evidence of an agreement exists; (2) the services have been rendered; (3) the fee is fixed and determinable; and, (4) collection of the amounts due is reasonably assured.

        We also determine whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as net revenue. We typically are the seller and merchant of record on most of the transactions we process and have contractual relationships with our clients, which obligate us to pay to the client a specified percentage of each sale. We derive our revenue primarily from transaction fees based on a percentage of the product's sale price and fees from services rendered associated with the e-commerce and other services provided to our clients and end customers. Our revenue is recorded net as generally our clients are subject to inventory risks and control customers'

product choices. We sell both physical and digital products. Revenue is recognized upon fulfillment and based upon when products are shipped and title and significant risk of ownership passes to the customer.

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

        Client service arrangements can have multiple deliverables such as delivery of website design or administrative site set up activities in connection with hosted reseller arrangements. These deliverables do not meet the criteria of separate units of accounting under GAAP. We account for these deliverables as one unit of accounting, as they generally only have value to the client during the time the hosted commerce site launches and commerce transactions occur. Therefore, associated revenue is recorded over the term of the hosting contract. Client services are executed through signed contractual agreements. Accordingly, our fees are fixed and determinable upon the execution of the agreement.

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

        Credit Card Chargeback Reserve.    We use estimates based on historical experience and current trends to determine accrued chargeback expenses. Significant management judgments are used and estimates made in connection with these expenses in any accounting period. Determining appropriate reserves for chargeback transactions is an inherently uncertain process. The reserves are maintained at a level we deem appropriate to provide for losses incurred on revenue earned in 2012. There may be material differences in our operating results for any period if we change our estimates or if the estimates are not accurate. An aggregate 0.2% deviation in our estimates would have resulted in an increase or decrease in operating income of approximately $0.7 million in 2012, resulting in an approximate $0.02 change in net income per share.

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

        Income Taxes and Deferred Taxes.    Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We record deferred tax assets for favorable tax attributes, including tax loss carryforwards. We currently have U.S. tax loss carryforwards, including acquired operating tax loss carryforwards, and a lesser amount of acquired foreign operating tax loss carryforwards. The benefit of all tax loss carryforwards and the majority of other tax attributes have been reserved by a valuation allowance pursuant to U.S. GAAP. These valuation allowances of the deferred tax asset will be reversed if and when it is more likely than not that the deferred tax asset will be realized. We evaluate the need for a valuation allowance of the deferred tax asset on a quarterly basis.

Recent Accounting Pronouncements

        Information regarding recently issued accounting standards is included in Item 8 of Part II, Note 1 to the Consolidated Financial Statements.

Off Balance Sheet Arrangements

        None.

ITEM 7A.    QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

        Our portfolio of cash equivalents, short-term and long-term investments is maintained in a variety of securities, including government agency obligations and money market funds. Investments are classified as available-for-sale securities and carried at their market value with cumulative unrealized gains or losses recorded as a component of "Accumulated other comprehensive income (loss)" within stockholders' equity. A sharp rise in interest rates could have an adverse impact on the market value of certain securities in our portfolio. We do not currently hedge our interest rate exposure and do not purchase financial instruments for trading or speculative purposes.

        A hypothetical and immediate one percent (1%) increase in interest rates would decrease the fair value in our investment portfolio held at December 31, 2012 and 2011, by $2.9 million and by $2.7 million, respectively. A hypothetical and immediate one percent (1%) decrease in interest rates would increase the fair value in our investment portfolio held at December 31, 2012 and 2011, by $2.9 million and by $2.7 million, respectively. The approximate gains or losses in earnings are estimates, and actual results could vary due to the assumptions used.

        At December 31, 2012 and 2011, we had long-term debt of $309.9 million and $353.8 million, respectively, associated with our Senior Convertible Notes, which are fixed rate instruments. The market value of our long-term debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.

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

        The effect on our consolidated statements of operations from changes in exchange rates versus the U.S. Dollar is as follows (in thousands):

	Year Ended December 31, 2012			Year Ended December 31, 2011			Year Ended December 31, 2010
	At Prior Year Rates(1)	Exchange Rate Effect(2)	As Reported	At Prior Year Rates(1)	Exchange Rate Effect(2)	As Reported	At Prior Year Rates(1)	Exchange Rate Effect(2)	As Reported
Revenue	$392,226	$(6,004)	$386,222	$392,878	$5,262	$398,140	$363,446	$(220)	$363,226
Costs and expenses	557,986	(5,054)	552,932	373,286	4,404	377,690	351,746	(1,513)	350,233

Income (loss) from operations	$(165,760)	$(950)	$(166,710)	$19,592	$858	$20,450	$11,700	$1,293	$12,993

(1)
Represents the outcome that would have resulted had exchange rates in the current period been the same as those in effect in the comparable prior-year period for operating results.

(2)
Represents the increase (decrease) in reported amounts resulting from changes in exchange rates from those in effect in the comparable prior-year period for operating results.

Transaction Exposure

        The Company enters into short-term foreign currency forward contracts to offset the foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in current earnings in "Other income (expense), net". Foreign currency transaction gains and losses were a loss of $0.4 million in 2012, a loss of $1.5 million in 2011 and a gain of $0.4 million in 2010.

Translation Exposure

        Foreign exchange rate fluctuations may adversely impact our consolidated financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our Consolidated Balance Sheets. These gains or losses are recognized as an adjustment to stockholders' equity which is reflected in our Consolidated Balance Sheets under "Accumulated other comprehensive income (loss)".

        The potential loss in fair value resulting from a hypothetical 10% adverse currency movement is $4.8 million and $12.1 million for 2012 and 2011, respectively.

Other Market Risks

Investments in Auction Rate Securities

        At December 31, 2012, we held approximately $45.8 million of ARS at par. In light of current conditions in the ARS market as described in Part II Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", in this Form 10-K, we may incur temporary unrealized losses, or other-than-temporary realized losses, in the future if we are unable to recover the investment principal in our ARS.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Digital River, Inc.

        We have audited the accompanying consolidated balance sheets of Digital River, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digital River, Inc. and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Digital River, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
February 25, 2013

DIGITAL RIVER, INC.

Consolidated Balance Sheets

(in thousands)

	December 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$542,851	$497,193
Short-term investments	162,794	223,349
Accounts receivable, net of allowance of $5,400 and $4,613	60,656	64,811
Deferred tax assets	457	8,532
Prepaid expenses and other	33,714	35,719

Total current assets	800,472	829,604

Property and equipment, net	53,265	51,537
Goodwill	108,960	281,858
Intangible assets, net of accumulated amortization of $91,059 and $85,542	11,718	18,324
Long-term investments	71,735	99,047
Deferred income taxes	1,724	21,433
Other assets	4,342	8,973

TOTAL ASSETS	$1,052,216	$1,310,776

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$205,377	$243,410
Accrued payroll	11,630	17,523
Deferred revenue	13,426	8,633
Other accrued liabilities	51,640	42,577

Total current liabilities	282,073	312,143

NON-CURRENT LIABILITIES
Senior convertible notes	309,909	353,805
Other liabilities	18,236	12,556

Total non-current liabilities	328,145	366,361

TOTAL LIABILITIES	610,218	678,504

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 120,000,000 shares authorized; 48,941,402 and 47,248,765 shares issued	489	472
Treasury stock at cost; 13,581,889 and 11,741,310 shares	(368,721)	(340,946)
Additional paid-in capital	737,499	708,941
Retained earnings	75,901	271,769
Accumulated other comprehensive income (loss)	(3,170)	(7,964)

Total stockholders' equity	441,998	632,272

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,052,216	$1,310,776

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL RIVER, INC.

Consolidated Statements of Operations for the Years Ended December 31,

(in thousands except per share data)

	2012	2011	2010
Revenue	$386,222	$398,140	$363,226
Costs and expenses (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	12,661	15,491	17,789
Network and infrastructure	53,562	49,433	46,909
Sales and marketing	162,201	162,564	150,041
Product research and development	63,510	66,862	60,844
General and administrative	58,383	43,093	43,392
Goodwill impairment	175,241	—	—
Depreciation and amortization	20,307	22,207	23,413
Amortization of acquisition-related intangibles	7,067	18,040	7,845

Total costs and expenses	552,932	377,690	350,233

Income (loss) from operations	(166,710)	20,450	12,993
Interest income	3,820	6,100	3,035
Interest expense	(8,968)	(9,018)	(1,688)
Other income (expense), net	4,796	(1,921)	(1,067)

Income (loss) before income taxes	(167,062)	15,611	13,273
Income tax expense (benefit)	28,806	(1,556)	(2,462)

Net income (loss)	$(195,868)	$17,167	$15,735

Net income (loss) per share—basic	$(5.90)	$0.47	$0.42

Net income (loss) per share—diluted	$(5.90)	$0.46	$0.41

Shares used in per-share calculation—basic	33,224	36,778	37,518

Shares used in per-share calculation—diluted	33,224	37,510	38,339

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL RIVER, INC.

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31,

(in thousands)

	2012	2011	2010
Net income (loss)	$(195,868)	$17,167	$15,735
Other comprehensive income (loss):
Unrealized foreign exchange gain (loss) on the revaluation of investments in foreign subsidiaries	6,495	(9,004)	(16,704)
Unrealized gain (loss) on investments	(1,701)	746	(880)
Tax benefit (expense)	—	(278)	329

Other comprehensive income (loss)	4,794	(8,536)	(17,255)

Comprehensive income (loss)	$(191,074)	$8,631	$(1,520)

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL RIVER, INC.

Consolidated Statements of Stockholders' Equity

(in thousands)

	Common Stock				Accumulated Comprehensive Income (Loss)
			Treasury Stock	Additional Paid-In Capital		Retained Earnings	Total Stockholders' Equity
	Shares	Amount
BALANCE, December 31, 2009	38,680	$449	$(216,880)	$653,956	$17,827	$238,867	$694,219

Net income (loss)	—	—	—	—	—	15,735	15,735
Unrealized gain (loss) on investments, net of tax expense (benefit) of ($329)	—	—	—	—	(551)	—	(551)
Foreign currency translation gain (loss)	—	—	—	—	(16,704)	—	(16,704)
Repurchase of common stock	(944)	—	(34,999)	—	—	—	(34,999)
Exercise of stock options	329	3	—	5,001	—	—	5,004
Stock-based compensation	—	—	—	20,773	—	—	20,773
Restricted stock issued under equity incentive plans, net of forfeitures	961	10	—	(10)	—	—	—
Tax withheld in restricted stock vesting	(115)	—	(3,317)	—	—	—	(3,317)
Tax benefit (deficiency) of stock-based compensation	—	—	—	1,214	—	—	1,214
Common stock issued under the Employee Stock Purchase Plan	116	1	—	2,373	—	—	2,374

BALANCE, December 31, 2010	39,027	$463	$(255,196)	$683,307	$572	$254,602	$683,748

Net income (loss)	—	—	—	—	—	17,167	17,167
Unrealized gain (loss) on investments, net of tax expense (benefit) of $278	—	—	—	—	468	—	468
Foreign currency translation gain (loss)	—	—	—	—	(9,004)	—	(9,004)
Repurchase of common stock	(4,265)	—	(79,758)	—	—	—	(79,758)
Exercise of stock options	19	—	—	364	—	—	364
Stock-based compensation	—	—	—	22,114	—	—	22,114
Restricted stock issued under equity incentive plans, net of forfeitures	765	8	—	(8)	—	—	—
Tax withheld in restricted stock vesting	(179)	—	(5,992)	—	—	—	(5,992)
Tax benefit (deficiency) of stock-based compensation	—	—	—	699	—	—	699
Common stock issued under the Employee Stock Purchase Plan	141	1	—	2,465	—	—	2,466

BALANCE, December 31, 2011	35,508	$472	$(340,946)	$708,941	$(7,964)	$271,769	$632,272

Net income (loss)	—	—	—	—	—	(195,868)	(195,868)
Unrealized gain (loss) on investments, net of tax expense (benefit) of $0	—	—	—	—	(1,701)	—	(1,701)
Foreign currency translation gain (loss)	—	—	—	—	6,495	—	6,495
Repurchase of common stock	(1,533)	—	(22,667)	—	—	—	(22,667)
Exercise of stock options	121	1	—	1,566	—	—	1,567
Stock-based compensation	—	—	—	29,517	—	—	29,517
Restricted stock issued under equity incentive plans, net of forfeitures	1,367	14	—	(14)	—	—	—
Tax withheld in restricted stock vesting	(307)	—	(5,108)	—	—	—	(5,108)
Tax benefit (deficiency) of stock-based compensation	—	—	—	(5,061)	—	—	(5,061)
Common stock issued under the Employee Stock Purchase Plan	204	2	—	2,550	—	—	2,552

BALANCE, December 31, 2012	35,360	$489	$(368,721)	$737,499	$(3,170)	$75,901	$441,998

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL RIVER, INC.

Consolidated Statements of Cash Flows For the Years Ended December 31,

(in thousands)

	2012	2011	2010
OPERATING ACTIVITIES
Net income (loss)	$(195,868)	$17,167	$15,735
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of acquisition-related intangibles	6,832	8,689	7,845
Provision for doubtful accounts	2,031	1,317	2,666
Depreciation and amortization	20,307	22,207	23,413
Impairment of goodwill	175,241	—	—
Impairment of intangibles	235	9,351	—
Debt issuance cost amortization	1,953	1,986	318
Loss on sale of equipment	85	—	—
Gain on investment	(3,178)	—	—
Gain on business divestiture	(246)	—	—
Stock-based compensation expense	29,517	22,114	20,773
Excess tax benefits from stock-based compensation	(505)	(1,985)	(2,474)
Deferred and other income taxes	23,349	(2,649)	(2,841)
Impairment of equity investment	—	2,198	2,188
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,715	(15,292)	180
Prepaid and other assets	(8,392)	2,635	(6,540)
Accounts payable	(40,333)	57,162	(11,554)
Deferred revenue	8,265	(1,782)	(2,749)
Income tax payable	10,948	(4,061)	(1,491)
Other accrued liabilities	5,884	(24,289)	12,331

Net cash provided by (used in) operating activities	38,840	94,768	57,800

INVESTING ACTIVITIES
Purchases of investments	(98,658)	(254,536)	(198,673)
Sales of investments	185,750	213,302	53,299
Cash received (paid) for cost method investments	2,700	(9,490)	—
Cash received from divestitures	500	—	—
Funding of restricted cash	—	—	(2,156)
Cash paid for acquisitions, net of cash received	—	—	(14,585)
Purchases of equipment and capitalized software	(22,035)	(23,860)	(18,579)

Net cash provided by (used in) investing activities	68,257	(74,584)	(180,694)

FINANCING ACTIVITIES
Cash received for convertible senior notes	—	—	345,000
Debt issuance costs	—	(342)	(9,529)
Repurchase of convertible senior notes	(43,896)	—	—
Exercise of stock options	1,567	364	5,004
Sales of common stock under employee stock purchase plan	2,552	2,466	2,374
Repurchase of common stock	(22,667)	(79,758)	(34,999)
Repurchase of restricted stock to satisfy tax withholding obligation	(5,108)	(5,992)	(3,317)
Excess tax benefits from stock-based compensation	505	1,985	2,474

Net cash provided by (used in) financing activities	(67,047)	(81,277)	307,007

EFFECT OF EXCHANGE RATE CHANGES ON CASH	5,608	(6,800)	(11,731)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	45,658	(67,893)	172,382
CASH AND CASH EQUIVALENTS, beginning of year	497,193	565,086	392,704

CASH AND CASH EQUIVALENTS, end of year	$542,851	$497,193	$565,086

SUPPLEMENTAL DISCLOSURES
Cash paid for interest on senior convertible notes	$7,123	$7,010	$110

Cash paid for income taxes	$3,272	$5,085	$5,883

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        We provide end-to-end global cloud-commerce, payments and marketing solutions to a wide variety of companies in software, consumer electronics, computer games, video games and other markets. We were incorporated in 1994 and began building and operating online stores for our clients in 1996. We generate revenue primarily based on the sales of products made in those stores, and in addition, offer services designed to increase traffic to our clients' online stores and to improve the sales effectiveness of those stores.

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

Foreign Currency Translation

        Substantially all of our foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities are translated at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated at the average exchange rates for the reported period. Gains and losses resulting from translation are recorded as a component of "Accumulated other comprehensive income (loss)" within stockholders' equity. Gains and losses resulting from foreign currency transactions are recognized as "Other income (expense), net".

        We are exposed to market risk from changes in foreign currency exchange rates. Our primary risk is the effect of foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating sales and expenses. We are also exposed to financial risk related to exchange rate translation losses (or gains) associated with economic interests that are denominated in a foreign currency. The risk of translation losses due to foreign exchange volatility is partially mitigated by the use of foreign exchange forward contracts with maturities of less than three months. These derivative transactions are not designated as hedges and are adjusted to fair value through income each period. The principal exposures mitigated were euro, pound sterling and Australian dollar currencies. For the years ended December 31, 2012 and 2011, the gain/loss on derivative settlements was immaterial. The notional amounts held at year end and the underlying gain/loss were determined to be immaterial when compared to our overall cash and cash equivalents and the net income (loss) reported for the respective periods.

        Our foreign currency contracts contain credit risk to the extent that our bank counterparties may be unable to meet the terms of the agreements. We minimize such risk by limiting our counterparties to major financial institutions of high credit quality.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012 and 2011

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

        We consider all short-term, highly liquid investments, primarily high grade commercial paper and money market accounts, that are readily convertible into known amounts of cash and that have original or remaining maturities of three months or less at the date of purchase to be cash equivalents. As of December 31, 2012 and 2011, cash balances of $0.7 million and $0.2 million, respectively, were held by banks or credit card processors to secure potential future credit card fees, fines and chargebacks or for other payments.

Short-Term Investments

        Our short-term investments consist of debt securities that are classified as available-for-sale and are carried on our balance sheets at their market value with cumulative unrealized gains or losses recorded net of tax as a component of "Accumulated other comprehensive income (loss)" within stockholders' equity. We classify all of our available-for-sale securities, except for our auction rate securities, as current assets, as these securities represent investments available for current corporate purposes. Upon the sale of a security classified as available-for-sale, the amount reclassified out of "Accumulated other comprehensive income (loss)" into earnings is based on the specific identification method.

Restricted Cash

        Restricted cash consists of cash and cash equivalents that are held in escrow accounts and restricted by agreements with third parties for a particular purpose. Restricted cash and cash equivalents are included in current assets under "Prepaid Expenses and Other" on our Consolidated Balance Sheets, and are recorded at fair value. As of December 31, 2012 and 2011, we had $0.4 million and $1.5 million of restricted cash, respectively.

Prepaid Expenses and Other

        Prepaid expenses and other are largely comprised of prepaid expenses, restricted cash, inventory, other current assets and value added tax assets. In the second quarter of 2012, $0.6 million was lent through a short-term promissory note to another company and recorded on the "Prepaid expenses and other" line of the Consolidated Balance Sheets. During the third quarter of 2012, collection of the note was deemed unlikely and a $0.6 million reserve was recorded against the note. The reserve was recorded on the "Other income (expense), net" line in the Consolidated Statement of Operations.

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

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012 and 2011

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

considers non-financial data such as changes in the operating environment and business strategy, competitive information, market trends and operating performance. Property and equipment at December 31 consisted of the following (in thousands):

	2012	2011
Computer hardware and software	$156,544	$138,860
Furniture, fixtures and leasehold improvements	12,409	12,316

Total property and equipment	$168,953	$151,176
Accumulated depreciation and amortization	(115,688)	(99,639)

Net property and equipment	$53,265	$51,537

        Depreciation and amortization expense was $20.3 million, $22.2 million and $23.4 million in 2012, 2011 and 2010, respectively.

        Repairs and maintenance costs are charged directly to expense as incurred. Major renewals or replacements that substantially extend the useful life of an asset are capitalized and depreciated.

Software Development

        Costs to develop software for internal use are required to be capitalized and amortized over the estimated useful life of the software. We capitalized $5.1 million and $4.4 million related to software development during 2012 and 2011, respectively. This capitalization is primarily related to the development of our new commerce functionality and platform enhancements.

Intangible Assets

        We amortize certain definite lived intangibles over their useful lives. Useful lives are based on our estimates of the period of time over which the assets will generate revenue or benefit our business. We review assets with definite lives for impairment whenever events or changes in circumstances indicate that the value we are carrying on our financial statements for an asset may not be recoverable. Our evaluation considers non-financial data such as changes in the operating environment and business strategy, competitive information, market trends and operating performance. If there are indications that an impairment may have occurred, we compare an undiscounted cash flow analysis to the carrying value of the assets. If the carrying amount of the asset exceeds the undiscounted cash flows, we measure the amount of the impairment by comparing the carrying amount of the asset to its fair value. See Note 5—Goodwill and Intangible Assets, for further details.

Goodwill

        We complete our goodwill impairment analysis on an annual basis in October or more frequently if events or circumstances occur that would more likely than not reduce the fair value of the reporting unit below its carrying amount. As we only have one business segment, goodwill is evaluated based on a single reporting unit. In December 2012, due to the deterioration in our stock price in the second half of 2012, adjustments in our forecasted revenue growth and change in our chief operating decision

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012 and 2011

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

maker, management completed an interim impairment test and determined that the book value of the Company was in excess of fair value and a goodwill impairment was required. Accordingly, we recorded a non-cash pretax goodwill impairment charge of $175.2 million, or $161.1 million after tax, relating to our single reporting unit. The impairment charge is an estimate, pending receipt of final valuation information. Specifically, we have utilized an estimated market value of a non-public equity security in calculating the goodwill impairment charge of $175.2 million. At the time of filing, we did not have all the material information required to complete the valuation of this investment. If the investment valuation is higher than our cost basis, it may result in an additional goodwill impairment charge. Any adjustments to the goodwill impairment based on completion of the investment valuation are expected to be recognized in the first quarter of 2013. These goodwill charges are included as a separate operating expense line item, "Goodwill Impairment Charge" in our consolidated statement of operations. The tax benefit was offset by our current period tax valuation allowance. A blended income and market approach was used to determine the fair value of our sole reporting unit and associated impairment charges. The application of goodwill impairment tests requires management judgment for many of the inputs. Key assumptions included in the impairment test included our revenue growth rate, discount rate assumptions, and estimates of our future cash flows. Changes in these estimates could result in additional impairment of goodwill in a future period. The impairment charge reflects our view of anticipated risks based on our expectations of market and general economic conditions. Annual and interim impairment testing in 2011 and 2010 did not result in an impairment of goodwill for the years ended December 31, 2011 and December 31, 2010. See Note 5—Goodwill and Intangible Assets, for further details.

Long-Term Investments

        Our long-term investments consist of market basis equity investments, cost method equity investments and auction rate securities. The market basis equity investments and auction rate securities are classified as available-for-sale and are carried on our balance sheet at their market value with cumulative unrealized gains or losses recorded net of tax as a component of "Accumulated other comprehensive income (loss)" within stockholders' equity. Upon the sale of a security classified as available-for-sale, the amount reclassified out of "Accumulated other comprehensive income (loss)" into earnings is based on the specific identification method.

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

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012 and 2011

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Assets

        The following table summarizes our other assets as of December 31 (in thousands):

	2012	2011
Debt financing costs, net	$3,323	$5,773
Other	1,019	3,200

Total other assets	$4,342	$8,973

Other Accrued Liabilities

        The following table summarizes our other accrued liabilities as of December 31 (in thousands):

	2012	2011
Accrued expenses	$32,598	$24,792
Sales, value-added and transaction taxes	18,773	14,091
Current deferred and other income taxes	269	3,694

Total other accrued liabilities	$51,640	$42,577

Comprehensive Income (Loss)

        Comprehensive income (loss) includes revenues, expenses, and gains and losses that are excluded from net earnings under GAAP. Items of comprehensive income (loss) are unrealized gains and losses on investments and foreign currency translation adjustments which are added to net income (loss) to compute comprehensive income (loss). Comprehensive income (loss) is net of income tax benefit or expense, excluding cumulative translation adjustments as these funds are indefinitely invested.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012 and 2011

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The components of comprehensive income (loss) are (in thousands):

	Foreign currency translation adjustment	Unrealized Gain/Loss on Investment	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2009	$21,778	$(3,951)	$17,827
Before tax amount	(16,704)	(880)	(17,584)
Tax Effect	—	329	329

Net-of-tax amount	(16,704)	(551)	(17,255)
Balance, December 31, 2010	$5,074	$(4,502)	$572
Before tax amount	(9,004)	746	(8,258)
Tax Effect	—	(278)	(278)

Net-of-tax amount	(9,004)	468	(8,536)
Balance, December 31, 2011	$(3,930)	$(4,034)	$(7,964)
Before tax amount	6,495	(1,701)	4,794
Tax Effect	—	—	—

Net-of-tax amount	6,495	(1,701)	4,794

Balance, December 31, 2012	$2,565	$(5,735)	$(3,170)

Revenue Recognition

        We recognize revenue from services rendered once all the following criteria for revenue recognition have been met: (1) persuasive evidence of an agreement exists; (2) the services have been rendered; (3) the fee is fixed and determinable; and, (4) collection of the amounts due is reasonably assured.

        We also determine whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as net revenue. We typically are the seller and merchant of record on most of the transactions we process and have contractual relationships with our clients, which obligate us to pay to the client a specified percentage of each sale. We derive our revenue primarily from transaction fees based on a percentage of the products sale price and fees from services rendered associated with the e-commerce and other services provided to our clients and end customers. Our revenue is recorded net as generally our clients are subject to inventory risks and control customers' product choices. We sell both physical and digital products. Revenue is recognized upon fulfillment and based upon when products are shipped and title and significant risk of ownership passes to the customer.

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

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012 and 2011

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        We also, to a lesser extent, provide fee-based client services, which include website design, custom development and integration, analytical marketing, affiliate marketing and email marketing services. If we receive payments for fee-based services in advance of delivery, these amounts, if significant, are deferred and recognized over the service period.

        Client service arrangements can have multiple deliverables such as delivery of website design or administrative site set up activities in connection with hosted reseller arrangements. These deliverables do not meet the criteria of separate units of accounting under GAAP. We account for these deliverables as one unit of accounting, as they generally only have value to the client during the time the hosted commerce site launches and commerce transactions occur. Therefore, associated revenue is recorded over the term of the hosting contract. Client services are executed through signed contractual agreements. Accordingly, our fees are fixed and determinable upon the execution of the agreement.

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

Deferred Revenue

        Deferred revenue is recorded when service payment is received in advance of performing our service obligation. There are two major types of revenue streams that are deferred.

        Consumers have the option to purchase a warranty that allows them to download digital software after the initial purchase free of charge. Revenue for this product is recognized over either the estimated usage period when usage information is available, or ratably over the service period when usage information is not available.

        Revenue for site set up fees over $0.1 million is deferred and recognized on a straight-line basis over the life of the contract. We have determined that the site set up fees have no standalone value and therefore should be considered one unit of accounting along with our monthly fees to clients for hosting and managing their websites.

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

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012 and 2011

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

allowance for doubtful accounts. We must make significant judgments and estimates in connection with the allowance in any accounting period. There may be material differences in our operating results for any period if we change our estimates or if the estimates are not accurate.

Credit Card Chargeback Reserve

        We use estimates based on historical experience and current trends to determine accrued chargeback expenses. Significant management judgments are used and estimates made in connection with these expenses in any accounting period. The following table illustrates our provision for chargeback losses as a percentage of revenue for 2012, 2011 and 2010 (in thousands, except percentages):

	2012	2011	2010
Revenue	$386,222	$398,140	$363,226
Provision for Credit Card Chargebacks	724	487	1,936
Provision for Credit Card Chargebacks as a % of Revenue	0.2%	0.1%	0.5%

        Determining appropriate reserves for chargeback transactions is an inherently uncertain process. The reserves are maintained at a level we deem appropriate to provide for losses incurred on revenue earned in 2012. There may be material differences in our operating results for any period if we change our estimates or if the estimates are not accurate. An aggregate 0.2% deviation in our estimates would have resulted in an increase or decrease in operating income of approximately $0.7 million in 2012, resulting in an approximate $0.02 change in net income per share.

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

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012 and 2011

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs

        The costs of advertising are charged to sales and marketing expense as incurred. We incurred advertising expense of $0.2 million, $0.4 million and $1.0 million in 2012, 2011 and 2010, respectively.

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

        ASU 2010-28—Goodwill Impairment Testing:    In December 2010, the FASB issued ASU 2010-28. This update provides amendments to ASC Topic 350—Intangibles—Goodwill and Other that require additional qualitative analysis within step 1 of the goodwill impairment test if a reporting unit's carrying value is zero or negative. If it is more likely than not that a goodwill impairment exists, step 2 of the goodwill impairment test is required. We have adopted the new guidance in ASU 2010-28 as of the period ended March 31, 2011, and it did not have a material impact on our Consolidated Financial Statements.

        ASU 2010-29—Disclosure of Supplementary Pro Forma Information for Business Combinations:    In December 2010, the FASB issued ASU 2010-29. This amendment to ASC Topic 805—Business Combinations requires public entities to disclose pro forma revenue and earnings of a combined entity for the current reporting period for all material business combinations as though the acquisition date that occurred during the year had been as of the beginning of the annual reporting period. If

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012 and 2011

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

comparative financial statements are presented, this same disclosure requirement is applicable. Additionally, supplemental pro forma disclosures were amended to require a description of the nature and amount of material pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. We have adopted the new guidance in ASU 2010-29 as of the period ended March 31, 2011, and it did not have a material impact on our Consolidated Financial Statements.

        ASU 2011-04—Fair Value Measurements:    In May 2011, the FASB issued ASU 2011-04. This update provides amendments to ASC Topic 820—Fair Value Measurements and Disclosures by creating a uniform framework for applying fair value measurements principles and clarified existing guidance in U.S. GAAP. The amendments called for additional disclosures regarding quantitative information about the significant unobservable inputs used for all Level 3 measurements, information about the sensitivity of a fair value measurement categorized within Level 3 of the fair value hierarchy to changes in unobservable inputs and any interrelationships between those unobservable inputs and a description of the valuation process. Additionally, disclosures are required when current use of the non-financial assets measured at fair value differs from its highest and best use, any transfers from Level 1 and Level 2 and the hierarchy classification for items whose fair value is not recorded on the balance sheet but disclosed in the footnotes. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, and is to be completed on a prospective basis. We have adopted the new guidance in ASU 2011-04 as of the period ended March 31, 2012, and it did not have a material impact on our Consolidated Financial Statements.

        ASU 2011-05—Comprehensive Income:    In September 2011, the FASB issued ASU 2011-05. This amendment requires nonowner changes in stockholders' equity, reclassifications and all other items affecting comprehensive income be presented in either a single continuous statement or in two separate but consecutive statements for all periods presented. The amendments do not change the items that must be reported in comprehensive income or when an item of other comprehensive income must be reclassified to net income (loss). Subsequently, the FASB issued ASU 2011-12, which indefinitely deferred the provision within ASU 2011-05 requiring presentation of reclassification adjustments out of accumulated other comprehensive income. Both ASUs were effective for interim and annual periods beginning after December 15, 2011, and are to be completed on a retrospective basis. We have adopted the new guidance in ASU 2011-05 as of the period ended March 31, 2012, and it did not have a material impact on our Consolidated Financial Statements.

        ASU 2011-08—Goodwill Impairment Testing:    In September 2011, the FASB issued ASU 2011-08. Under this amendment, qualitative factors are first assessed to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that goodwill is impaired. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing it against the carrying amount. ASU 2011-08 is effective for interim and annual periods beginning after December 15, 2011. We have adopted the new guidance in ASU 2011-08

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012 and 2011

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

as of the period ended March 31, 2012, and its adoption did not have a material impact on our Consolidated Financial Statements.

        ASU 2012-03—Technical Amendments and Corrections to SEC Sections:    In August 2012, the FASB issued ASU 2012-03 which amended various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 114, SEC Release No. 33-9250 and FASB ASU 2010-22. ASU 2012-03 is effective upon issuance for publically traded entities. We adopted ASU 2012-03 as of the period ended September 30, 2012, and it did not have a material impact on our Consolidated Financial Statements.

        ASU 2012-04—Technical Corrections and Improvements:    In October 2012, the FASB issued ASU 2012-04 which represents changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice. The amendments in this update that do not have transition guidance are effective upon issuance for public entities. For public entities, the amendments subject to the transition guidance are effective for fiscal periods beginning after December 15, 2012. We adopted ASU 2012-04 as of the period ended September 30, 2012, and it did not have a material impact on our Consolidated Financial Statements. Adoption of the remaining transition guidance under ASU 2012-04 is not anticipated to have a material effect on our Consolidated Financial Statements.

        We have determined that all other recently issued accounting standards will not have a material impact on our Consolidated Financial Statements, or do not apply to our operations.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012 and 2011

2. NET INCOME PER SHARE

        The following table summarizes the computation of basic and diluted net income per share (in thousands, except per share data):

	For the Years Ended December 31,
	2012	2011	2010
Net income (loss) per share—basic
Net income (loss)—basic	$(195,868)	$17,167	$15,735
Weighted average shares outstanding—basic	33,224	36,778	37,518

Net income (loss) per share—basic	$(5.90)	$0.47	$0.42

Net income (loss) per share—diluted
Net income (loss)—basic	$(195,868)	$17,167	$15,735
Exclude: Interest expense and amortized financing cost of senior convertible notes, net of tax benefit	—	78	79

Net income (loss)—diluted	$(195,868)	$17,245	$15,814

Weighted average shares outstanding—basic	33,224	36,778	37,518
Dilutive impact of non-vested stock and options outstanding	—	532	621
Dilutive impact of 2004 senior convertible notes	—	200	200

Weighted average shares outstanding—diluted	33,224	37,510	38,339

Net income (loss) per share—diluted	$(5.90)	$0.46	$0.41

        For the year ended December 31, 2012, 308,825 incremental shares, related to dilutive securities were not included in the diluted net income (loss) per share calculation because the Company reported a loss for this year. Incremental shares related to dilutive securities have an anti-dilutive impact on net income (loss) per share when a net loss is reported and therefore are not included in the calculation.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012 and 2011

2. NET INCOME PER SHARE (Continued)

        Options to purchase 1,438,511, 1,289,765 and 1,304,744 shares for 2012, 2011 and 2010, respectively, were not included in the computation of diluted net income per share, because their effect on diluted net income (loss) per share would have been anti-dilutive.

        The unissued shares underlying our 2004 senior convertible notes, 199,828 weighted average shares for 2012 were excluded for the purposes of calculating GAAP diluted net income (loss) per share, because their effect on diluted net income (loss) per share would have been anti-dilutive. The unissued shares underlying our 2010 senior convertible notes, 6,986,627 weighted average shares for 2012, 7,022,077 weighted average shares for 2011, and 1,173,544 weighted average shares for 2010, were excluded for the purposes of calculating GAAP diluted net income (loss) per share, because their effect on diluted net income per share would have been anti-dilutive.

3. FAIR VALUE MEASUREMENTS

        Financial assets and liabilities that are re-measured and reported at fair value at each reporting period are classified and disclosed in one of the following three categories:

Level 1—	Observable inputs such as quoted prices in active markets;
Level 2—	Other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly, including:
      •
      Quoted prices for similar assets or liabilities in active markets;

      •
      Quoted prices for identical or similar assets in less active markets than Level 1 investments;

      •
      Inputs other than quoted prices that are observable for assets or liabilities; and

      •
      Inputs that are derived principally from or corroborated by other observable market data.

Level 3—	Unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management's estimate of market participant assumptions.

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

        The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The Company's policy is to recognize transfers between levels at the end of the quarter.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012 and 2011

3. FAIR VALUE MEASUREMENTS (Continued)

        The following table sets forth by level within the fair value hierarchy, our financial assets that were accounted for at fair value on a recurring basis at December 31, 2012 and 2011, (in thousands), according to the valuation techniques we used to determine their fair values. There have been no transfers of assets between the fair value hierarchies presented below:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Balance as of December 31, 2012
Cash and cash equivalents	$542,851	$542,851	$—	$—
Restricted cash	351	351	—	—
U.S. government sponsored entities	28,110	—	28,110	—
Corporate bonds	128,622	128,622	—	—
Asset backed securities	6,062	—	6,062	—
Market basis equity investments	1,694	1,694	—	—
Auction rate securities	37,001	—	—	37,001

Total assets measured at fair value	$744,691	$673,518	$34,172	$37,001

Balance as of December 31, 2011
Cash and cash equivalents	$497,193	$497,193	$—	$—
Restricted cash	1,524	1,524	—	—
U.S. government sponsored entities	25,999	—	25,999	—
Corporate bonds	176,561	176,561	—	—
Asset backed securities	20,789	—	20,789	—
Market basis equity investments	1,566	1,566	—	—
Auction rate securities	65,338	—	—	65,338

Total assets measured at fair value	$788,970	$676,844	$46,788	$65,338

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012 and 2011

3. FAIR VALUE MEASUREMENTS (Continued)

        The following is a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3 inputs) (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Long-term Investments	Total
Balance as of December 31, 2009	$—	$92,801	$92,801
Total unrealized gains (losses) included in other comprehensive income	—	(623)	(623)
Purchases	—	—	—
Issuances	—	—	—
Settlements	—	(8,500)	(8,500)
Transfers in and/or out of Level 3	—	—	—

Balance as of December 31, 2010	$—	$83,678	$83,678
Total unrealized gains (losses) included in other comprehensive income	—	735	735
Purchases	—	—	—
Issuances	—	—	—
Settlements	—	(19,075)	(19,075)
Transfers in and/or out of Level 3	—	—	—

Balance as of December 31, 2011	$—	$65,338	$65,338
Total unrealized gains (losses) included in other comprehensive income	—	(2,637)	(2,637)
Purchases	—	—	—
Issuances	—	—	—
Settlements	—	(25,700)	(25,700)
Transfers in and/or out of Level 3	—	—	—

Balance as of December 31, 2012	$—	$37,001	$37,001

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

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012 and 2011

3. FAIR VALUE MEASUREMENTS (Continued)

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

        Market Basis Equity Investments.    Consist of available-for-sale equity securities that trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. The fair value of these investments was measured using quoted market prices and is classified as Level 1. During 2012, we did not record other-than-temporary reductions in cost basis on these investments. In both 2011 and 2010, we recorded other-than-temporary charges of $2.2 million, as we determined that our cost basis was not recoverable.

Auction Rate Securities

        As of December 31, 2012, we held $45.8 million of auction rate securities (ARS) at par value which we have recorded at $37.0 million fair value. As of December 31, 2011, we held $71.5 million of ARS at par value which was recorded at $65.3 million fair value. The ARS are 105 - 132% over-collateralized and the underlying student loans are guaranteed by the U.S. government. Almost all of these securities continue to fail at auction due to continued illiquid market conditions.

        Due to the illiquid market conditions, we recorded a temporary fair value reduction of our ARS in the amount of $8.8 million (19.3% of par value) as of December 31, 2012, under "Accumulated other comprehensive income (loss)", compared to a $6.2 million temporary fair value reduction as of December 31, 2011 (8.6% of par value). The increased reduction in temporary fair value as a percent of par is due to certain securities receiving credit rating downgrades in 2012. In evaluating our ARS portfolio, we note sustained performance of our securities, strong parity levels, observed market redemption activity, and continued receipt of interest and penalty payments. As we expect to receive all contractual cash flows, we do not believe the unrealized losses to be credit related. We continue to believe that we will be able to liquidate at par over time. We do not intend to sell the investments prior to recovery of their amortized cost basis nor do we believe it is more likely than not we may be required to sell the investments prior to recovery of their amortized cost basis. Accordingly, we treated the fair value decline as temporary. We anticipate we will have sufficient cash flow from operations to execute our business strategy and fund our operational needs. We believe that capital markets are also available if we need to finance other investment alternatives.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012 and 2011

3. FAIR VALUE MEASUREMENTS (Continued)

        The discounted cash flow model we used to value these securities included the following assumptions:

	December 31, 2012	December 31, 2011
Unobservable inputs
Redemption period (in years)	7.0	7.0
Credit ratings	BB+ to AAA	AAA- to AAA
Penalty coupon rate	1.0% to 1.5%	1.0% to 1.5%
Weighted average annualized yield	1.5%	1.5%
Risk adjusted discount rate	3.5% to 12.3%	3.9% to 10.9%

        Management makes estimates and assumptions about the ARS, which can be sensitive to changes and effect the determination of fair value. An increase in the length of redemption period or an increase in the discount rate assumption would decrease our fair value. Also, a decrease in the securities' credit ratings would decrease our fair value.

        The portfolio had a weighted average maturity of 30.8 years and 27.5 years as of December 31, 2012 and December 31, 2011, respectively.

        We classify our ARS as Level 3 long-term investments until we receive a call or partial call on the securities. Upon receipt of a call or partial call, we classify the securities subject to the call or partial call, as Level 1 short term investments. As of December 31, 2012 and December 31, 2011, our entire ARS portfolio was classified as Level 3 long-term investments. In 2012, we liquidated $25.7 million of ARS due to full calls, partial calls or sales at par. In 2011, we liquidated $19.1 million of ARS due to full or partial calls at par. The amount of Level 3 assets as a percentage of total assets measured at fair value on a recurring basis was 5.0% and 8.3% in 2012 and 2011, respectively.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

        Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances like evidence of impairment. In 2012, 2011 and 2010, other than the impairment discussed in Note 5—Goodwill and Intangible Assets, we had no significant fair value adjustments of assets or liabilities on a nonrecurring basis subsequent to their initial recognition.

        The aggregate carrying value and fair value of the Company's cost method equity investments at December 31, 2012 and 2011, was $33.0 million and $32.1 million, respectively, and is included under "Long-term investments" on the Consolidated Balance Sheets. We have evaluated the investments for impairment and we believe that the entity valuations completed at acquisition and the investee's subsequent performance against those projections indicates that the acquisition price continues to represent fair value.

        As of December 31, 2012, the fair value of our $301.1 million 2.0% fixed rate 2010 senior convertible notes was valued at $285.3 million based on the quoted fair market value of the debt. As of December 31, 2011, the fair value of our $345.0 million 2.0% fixed rate 2010 senior convertible notes was valued at $285.1 million based on the quoted fair market value of the debt. As of December 31,

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012 and 2011

3. FAIR VALUE MEASUREMENTS (Continued)

2012 and 2011, the fair value of our $8.8 million 1.25% fixed rate 2004 senior convertible notes was valued at $8.6 million and $8.6 million, respectively, based on the quoted fair market value of the debt. Our debt is classified as Level 3 and we determine fair value based on a market approach.

4. INVESTMENTS

        As of December 31, 2012 and 2011, our available-for-sale securities consisted of the following (in thousands):

			Gross Unrealized Losses			Maturities/Reset Dates
	Cost	Gross Unrealized Gains	Less than 12 Months	Greater than 12 Months	Fair Value	Less than 12 Months	Greater than 12 Months
Balance as of December 31, 2012
U.S. government sponsored entities	$28,103	$7	$—	$—	$28,110	$28,110	$—
Corporate bonds	128,035	587	—	—	128,622	51,094	77,528
Asset backed securities	6,058	4	—	—	6,062	6,062	—
Market basis equity investments	1,694	—	—	—	1,694	—	1,694
Auction Rate Securities	45,825	—	—	(8,824)	37,001	—	37,001

Total available-for-sale securities	$209,715	$598	$—	$(8,824)	$201,489	$85,266	$116,223

Balance as of December 31, 2011
U.S. government sponsored entities	$26,000	$4	$(5)	$—	$25,999	$20,004	$5,995
Corporate bonds	176,797	374	(610)	—	176,561	63,452	113,109
Asset backed securities	20,795	2	(8)	—	20,789	20,789	—
Market basis equity investments	1,566	—	—	—	1,566	—	1,566
Auction Rate Securities	71,525	—	—	(6,187)	65,338	—	65,338

Total available-for-sale securities	$296,683	$380	$(623)	$(6,187)	$290,253	$104,245	$186,008

        See Note 3—Fair Value Measurements, regarding the fair value decline in auction rate securities.

        Realized gains or losses on investments are recorded in our Consolidated Statements of Operations within "Other income (expense), net". In 2012, 2011 and 2010, our proceeds on sales of investments equaled par value. Upon the sale of a security classified as available-for-sale, the amount reclassified out of "Accumulated other comprehensive income (loss)" into earnings is based on the specific identification method. Realized gain and losses resulting from reclassifications out of Accumulated other comprehensive income (loss) were immaterial, gain of $0.6 million and immaterial for the years ended December 31, 2012, 2011 and 2010, respectively.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012 and 2011

5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

        We complete our goodwill impairment analysis on an annual basis in October or more frequently if events or circumstances occur that would more likely than not reduce the fair value of the reporting unit below its carrying amount. As we only have one business segment, goodwill is evaluated based on a single reporting unit. In December 2012, due to the deterioration in our stock price in the second half of 2012, adjustments in our forecasted revenue growth and change in our chief operating decision maker, management completed an interim impairment test and determined that the book value of the Company was in excess of fair value and a goodwill impairment was required. Accordingly, we recorded a non-cash pretax goodwill impairment charge of $175.2 million, or $161.1 million after tax, relating to our single reporting unit. The impairment charge is an estimate, pending receipt of final valuation information. Specifically, we have utilized an estimated market value of a non-public equity security in calculating the goodwill impairment charge of $175.2 million. At the time of filing, we did not have all the material information required to complete the valuation of this investment. If the investment valuation is higher than our cost basis, it may result in an additional goodwill impairment charge. Any adjustments to the goodwill impairment based on completion of the investment valuation are expected to be recognized in the first quarter of 2013. These goodwill charges are included as a separate operating expense line item, "Goodwill Impairment Charge" in our consolidated statement of operations. The tax benefit was offset by our current period tax valuation allowance. A blended income and market approach was used to determine the fair value of our sole reporting unit and associated impairment charges. The application of goodwill impairment tests requires management judgment for many of the inputs, accordingly goodwill is classified as Level 3 in the fair value hierarchy. Key assumptions included in the impairment test included our revenue growth rate, discount rate assumptions, and estimates of our future cash flows. Changes in these estimates could result in additional impairment of goodwill in a future period. The impairment charge reflects our view of anticipated risks based on our expectations of market and general economic conditions. Annual and interim impairment testing in 2011 and 2010 did not result in an impairment of goodwill for the years ended December 31, 2011 and December 31, 2010.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012 and 2011

5. GOODWILL AND INTANGIBLE ASSETS (Continued)

        The changes in the net carrying amount of goodwill for the years ended December 31, 2012 and 2011 are as follows (in thousands):

	Goodwill	Accumulated Impairment Total	Total
Balance as of December 31, 2010	$283,940	$—	$283,940
Goodwill from acquisitions and earn-outs	—	—	—
Impairment losses	—	—	—
Adjustments from foreign currency translation	(2,082)	—	(2,082)

Balance as of December 31, 2011	$281,858	$—	$281,858
Goodwill from acquisitions and earn-outs	—	—	—
Disposal of goodwill	(254)	—	(254)
Impairment losses	—	(175,241)	(175,241)
Adjustments from foreign currency translation	2,597	—	2,597

Balance as of December 31, 2012	$284,201	$(175,241)	$108,960

Intangible Assets

        We amortize certain definite lived intangibles over their useful lives. Useful lives are based on our estimates of the period of time over which the assets will generate revenue or benefit our business. We review assets with definite lives for impairment whenever events or changes in circumstances indicate that the value we are carrying on our financial statements for an asset may not be recoverable. Our evaluation considers non-financial data such as changes in the operating environment and business strategy, competitive information, market trends and operating performance. If there are indications that an impairment may have occurred, we compare an undiscounted cash flow analysis to the carrying value of the assets. If the carrying amount of the asset exceeds the undiscounted cash flows, we measure the amount of the impairment by comparing the carrying amount of the asset to its fair value. During 2012 we impaired $0.2 million of intangibles due to the discontinued use of a trade name associated with an acquired product. These intangible assets were established when our Mindvision acquisition was recorded. Due to changes in our business strategy in 2011, we determined that an indicator of impairment existed for certain intangible assets and a $9.4 million impairment was recorded to reduce the book carrying values of certain customer relationship, trade name, technology, and non-compete agreements. These intangible assets were established when our Journey Education Marketing, Inc., fatfoogoo, AG and THINK Subscription, Inc. acquisitions were recorded. There were no material impairments of other intangible assets for the year ended 2010. Fair value was computed using an income approach that utilizes significant unobservable inputs, or Level 3 inputs in the fair value hierarchy. Impairments are recorded in "Amortization of acquisition-related intangibles" on the Consolidated Statements of Operations.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012 and 2011

5. GOODWILL AND INTANGIBLE ASSETS (Continued)

        Information regarding our other intangible assets is as follows (in thousands):

	As of December 31, 2012
	Carrying Amount Gross	Accumulated Amortization	Carrying Amount Net
Customer relationships	$64,368	$55,919	$8,449
Non-compete agreements	5,102	5,102	—
Technology/tradename	33,307	30,038	3,269

Total	$102,777	$91,059	$11,718

	As of December 31, 2011
	Carrying Amount Gross	Accumulated Amortization	Carrying Amount Net
Customer relationships	$65,292	$52,133	$13,159
Non-compete agreements	5,136	5,136	—
Technology/tradename	33,438	28,273	5,165

Total	$103,866	$85,542	$18,324

        Amortization expense was $7.1 million, $18.0 million and $7.8 million, for the years ended 2012, 2011 and 2010, respectively.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012 and 2011

5. GOODWILL AND INTANGIBLE ASSETS (Continued)

        Estimated amortization expense for the remaining life of the intangible assets, based on intangible assets as of December 31, 2012, is as follows (in thousands):

Year
2013	$3,217
2014	3,217
2015	2,675
2016	1,734
2017	875
Thereafter	—

Total	$11,718

6. STOCK-BASED COMPENSATION

Option and Restricted Stock Awards

2007 Plan

        Our stockholders approved the Digital River, Inc. 2007 Equity Incentive Plan (the "2007 Plan") at the Company's annual stockholder meeting held on May 31, 2007. The number of shares issuable under the 2007 Plan equals 7,450,000 shares of our common stock. In addition, shares not issued under the 1998 Plan shall become available for issuance under the 2007 Plan to the extent a stock option or other stock award under the 1998 Plan expires or terminates before shares of common stock are issued under the award. Under our 2007 Equity Incentive Plan we have the flexibility to grant incentive and non-statutory stock options, restricted stock awards, restricted stock unit awards and performance shares to our directors, employees, and consultants. There were 2,414,169 shares still reserved under the plan as of December 31, 2012.

1998 Plan

        The 1998 Equity Incentive Plan expired in June 2008 except as to options still outstanding under the plan.

General Stock Award Information

        Awards that expire or are canceled without delivery of shares generally become available for issuance under the plan. We issue new shares to satisfy the exercise and vesting of awards granted under the stock award plan. Awards typically vest over 4 years.

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

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012 and 2011

6. STOCK-BASED COMPENSATION (Continued)

        A summary of the changes in outstanding options is as follows:

	Options Outstanding	Weighted Average Price Per Share
Balance, December 31, 2009	2,497,225	$30.91
Granted	—	—
Exercised	(328,717)	15.23
Canceled/expired	(231,545)	31.25

Balance, December 31, 2010	1,936,963	$33.53
Granted	—	—
Exercised	(19,359)	18.80
Canceled/expired	(95,712)	40.71

Balance, December 31, 2011	1,821,892	$33.31
Granted	—	—
Exercised	(121,467)	12.90
Canceled/expired	(140,228)	33.48

Balance, December 31, 2012	1,560,197	$34.89

        The following table summarizes significant ranges of outstanding and exercisable options under our 1998 Plan and 2007 Plan as of December 31, 2012:

	Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Life Remaining	Weighted Average Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Price	Aggregate Intrinsic Value
$9.55 - $10.50	121,686	0.1 years	$10.47	$475,475	121,686	$10.47	$475,475
16.72 - 22.98	184,273	1.2 years	22.73	—	184,273	22.73	—
23.01 - 30.69	260,976	2.5 years	29.13	—	260,726	29.13	—
31.84 - 38.41	580,412	4.5 years	33.17	—	580,412	33.17	—
40.10 - 57.36	412,850	4.2 years	53.55	—	412,850	53.55	—

$9.55 - $57.36	1,560,197	3.3 years	$34.89	$475,475	1,559,947	$34.89	$475,475

        The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company's closing stock price of $14.38 as of December 31, 2012, which would have been received by the option holders had those option holders exercised their options as of that date. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 were $0.3 million, $0.3 million and $6.2 million, respectively, determined as of the date of exercise. The weighted average life remaining on exercisable options is 3.3 years.

        Restricted stock awards are subject to forfeiture if employment terminates prior to the release of the restrictions. Performance based awards (performance shares) are subject to forfeiture if employment terminates prior to the release of the restrictions or if established performance goals are not met. During the vesting period, ownership of the shares cannot be transferred. Restricted stock and

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012 and 2011

6. STOCK-BASED COMPENSATION (Continued)

performance shares are considered issued and outstanding at the grant date and have the same dividend and voting rights as other common stock, such dividend rights are forfeitable during the vesting period. A summary of the changes in restricted stock and performance shares under our 1998 Plan and 2007 Plan as of December 31, 2012, is as follows:

	Restricted Stock and Performance Shares	Weighted Average Fair Value
Non-Vested Balance, December 31, 2009	1,370,823	$27.52
Granted	1,260,050	27.81
Vested	(377,201)	29.35
Forfeited	(298,164)	26.56

Non-Vested Balance, December 31, 2010	1,955,508	$27.50
Granted	1,014,150	32.51
Vested	(573,443)	28.23
Forfeited	(249,203)	28.95

Non-Vested Balance, December 31, 2011	2,147,012	$29.50
Granted	1,746,350	17.45
Vested	(924,169)	28.99
Forfeited	(379,421)	25.82

Non-Vested Balance, December 31, 2012	2,589,772	$22.10

Employee Stock Purchase Plan

        We also sponsor an employee stock purchase plan under which 2,200,000 shares have been reserved for purchase by employees. The purchase price of the shares under the plan is the lesser of 85% of the fair market value on the first or last day of the offering period. Offering periods are currently every six months ending on June 30 and December 31. Employees may designate up to ten percent of their compensation for the purchase of shares under the plan. Total shares purchased by employees under the plan were 204,241, 140,910 and 115,710 in the years ended December 31, 2012, 2011 and 2010, respectively. There were 794,240 shares still reserved under the plan as of December 31, 2012.

Inducement Equity Incentive Plan

        Effective on December 14, 2005, we adopted an Inducement Equity Incentive Plan (the "Inducement Plan") initially for Commerce5, Inc. executives who joined Digital River as a result of the acquisition, or other personnel who join us after the date of the Inducement Plan adoption. A total of 87,500 restricted shares of Digital River stock may be issued under the Inducement Plan, subject to vesting. In accordance with the NASDAQ rules, no stockholder approval was required for the Inducement Plan. There were 34,858 shares still reserved under the plan as of December 31, 2012.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012 and 2011

6. STOCK-BASED COMPENSATION (Continued)

Expense Information

        The following table summarizes stock-based compensation expense, net of tax, related to employee stock options, awards and employee stock purchases recognized (in thousands):

	Year Ended December 31,
	2012	2011	2010
Costs and expenses
Direct cost of services	$184	$269	$621
Network and infrastructure	1,576	1,310	997
Sales and marketing	8,284	8,115	6,997
Product research and development	3,685	3,099	3,145
General and administrative	15,788	9,321	9,013

Stock-based compensation included in costs and expenses	29,517	22,114	20,773
Tax benefit	—	(7,942)	(7,396)

Stock-based compensation expense, net of tax	$29,517	$14,172	$13,377

Valuation Information

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

        At December 31, 2012, there was no unrecognized stock-based compensation expense, adjusted for estimated forfeitures, related to unvested stock option awards that we expect to recognize as almost all outstanding option awards are fully vested. At December 31, 2012, there was approximately $28.4 million of total unrecognized stock-based compensation expense, adjusted for estimated forfeitures, related to unvested restricted stock and performance share awards that we expect to recognize over a weighted-average period of 2.5 years.

        During the years ended December 31, 2012, 2011 and 2010, we estimated the fair value of stock-based compensation expense associated with our employee stock purchase plans on the date of grant

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012 and 2011

6. STOCK-BASED COMPENSATION (Continued)

using the Black-Scholes option pricing valuation model with the following weighted average assumptions:

	2012	2011	2010
Risk-free interest rate	0.1%	0.1%	0.2%
Expected life (years)	0.5	0.5	0.5
Volatility factor	53%	36%	52%
Expected dividends	—	—	—
Weighted average fair value of employee stock purchase plan shares	$4.68	$8.38	$7.62

7. INCOME TAXES

        The components of pretax income are as follows (in thousands):

	Year ended December 31,
	2012	2011	2010
United States	$(90,620)	$(11,507)	$9,553
International	(76,442)	27,118	3,720

Income (loss) before income taxes	$(167,062)	$15,611	$13,273

        The provision (benefit) for income taxes is composed of the following (in thousands):

	Year ended December 31,
	2012	2011	2010
Current tax expense (benefit):
United States federal	$—	$(5,114)	$1,675
State and local	—	(346)	435
International	832	4,126	2,548

Total current provision (benefit) for income taxes	832	(1,334)	4,658
Deferred tax expense (benefit):
United States federal	26,732	(278)	(5,171)
State and local	1,682	(17)	(325)
International	(440)	73	(1,624)

Total deferred provision (benefit) for income taxes	27,974	(222)	(7,120)

Income tax expense (benefit)	$28,806	$(1,556)	$(2,462)

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012 and 2011

7. INCOME TAXES (Continued)

        The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate of 35% to income before income taxes (in thousands):

	Year ended December 31,
	2012	2011	2010
Tax expense at statutory rate	$(58,472)	$5,464	$4,646
State taxes, net of federal benefit	(619)	(262)	72
International rate differential	(4,603)	(7,901)	(1,364)
Tax credits	(118)	(661)	(8,612)
Nondeductible expense and other	669	1,115	842
Goodwill impairment	48,285	—	—
Valuation allowance (release)	43,500	(84)	(974)
Adjustment for unrecognized tax benefits	164	773	2,928

Income tax expense (benefit)	$28,806	$(1,556)	$(2,462)

        Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred income taxes are as follows (in thousands):

	2012	2011
Deferred tax assets:
Net operating loss and credit carryforwards	$15,784	$11,101
Nondeductible reserves and accruals	27,815	28,331
Depreciation and amortization	12,053	7,522
Valuation allowance	(48,049)	(3,812)

Total deferred tax assets	7,603	43,142

Deferred tax liabilities:
Depreciation	(6,018)	(6,201)
Other intangibles	(1,770)	(9,633)
Gain on investment	(1,144)	—

Total deferred tax liabilities	(8,932)	(15,834)

Net deferred tax assets (liabilities)	$(1,329)	$27,308

        As of December 31, 2012, we had U.S. federal tax loss carryforwards of approximately $26.7 million and state tax loss carryforwards of $44.3 million to offset future taxable income. The tax losses consist of U.S. federal net operating losses of $16.9 million and acquired U.S. federal net operating losses of $9.8 million as well as state net operating losses of $42.0 million and acquired state net operating losses of $2.3 million. The U.S. federal tax loss carryforwards expire in the years 2025 through 2032, while the state tax loss carryforwards expire in the years 2014 through 2032. As of December 31, 2012, we also had foreign tax loss carryforwards of approximately $9.0 million. The foreign tax loss carryforwards do not expire under current law.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012 and 2011

7. INCOME TAXES (Continued)

        On a quarterly basis, we assess whether a valuation allowance for net operating loss carryforwards and other deferred tax assets is needed. Based on accounting guidance, we concluded during the fourth quarter's evaluation that the accounting rules require us to place a valuation allowance against our net U.S. tax assets. At December 31, 2012, the Company had a valuation allowance on approximately $11.3 million of U.S. deferred tax assets related to operating losses and $34.5 million of deferred tax assets related to other U.S. tax attributes. We also have a valuation allowance on all of our foreign net operating losses of approximately $2.3 million. Any future release of this valuation allowance will reduce expense.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of December 31, 2009	$6,574
Increases for tax positions taken during current year	4,195
Decreases for tax positions taken during prior years	(265)
Decreases for expiration of statute of limitations	(93)
Decreases as a result of settlements with taxing authorities	(385)

Balance as of December 31, 2010	$10,026
Increases for tax positions taken during current year	252
Increases for tax positions taken during prior years	2,843
Decreases for tax positions taken during prior years	(842)
Decreases for expiration of statute of limitations	(1,385)
Decreases as a result of settlements with taxing authorities	(225)

Balance as of December 31, 2011	$10,669
Increases for tax positions taken during current year	132
Increases for tax positions taken during prior years	731
Decreases for tax positions taken during prior years	(20)
Decreases for expiration of statute of limitations	(301)

Balance as of December 31, 2012	$11,211

        All but $0.7 million of these unrecognized tax benefits would affect our effective tax rate if recognized. We recognize interest and penalties related to uncertain tax positions in income tax expense. We had approximately $0.9 million and $0.5 million of accrued interest and penalties related to uncertain tax positions at December 31, 2012 and 2011, respectively. Interest on unrecognized tax benefits was $0.4 million, $0.1 million, and ($0.5) million in years 2012, 2011, and 2010.

        The Company and its subsidiaries file income tax returns in U.S. federal and various state jurisdictions, and foreign jurisdictions. The tax years 2006-2011 remain open to examination by the major taxing jurisdictions to which we are subject. During 2011, the IRS completed an examination of the Company's 2009 U.S. tax return. Due to the potential resolution of examinations currently being performed by taxing authorities, and the expiration of various statutes of limitation, it is reasonably possible that our gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $2.5 million. Beyond this estimate, it is not practical to determine the timing of any cash flows related to these uncertain tax positions.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012 and 2011

7. INCOME TAXES (Continued)

        No provision has been made for federal income taxes on approximately $116.2 million of our foreign subsidiaries undistributed earnings as of December 31, 2012, since we plan to indefinitely reinvest all such earnings. If these earnings were distributed to the U.S. in the form of dividends or otherwise, we would be subject to U.S. income taxes on such earnings. The amount of U.S. income taxes would be subject to adjustment for foreign tax credits and for the impact of the step-up in the basis of assets resulting from elections made at the time of acquisitions. If these earnings were to be distributed, the income tax liability would be approximately $40.8 million. During 2010, we repatriated approximately $26 million of earnings from our German subsidiary, resulting in a U.S. tax benefit driven by the generation of excess foreign tax credits. This was a one-time distribution as we indefinitely reinvest all remaining foreign earnings.

8. COMMITMENTS AND CONTINGENCIES

Leases

        We currently have 41 facility leases in addition to leasing certain computer equipment under non-cancelable operating leases. Total rent expense, including common area maintenance charges, recognized under all leases was $9.5 million, $8.5 million and $7.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. We did not incur contingent or sublease rental expense in 2012, 2011 or 2010. The minimum annual rent payments under long-term leases at December 31, 2012, were as follows (in thousands):

Year ending December 31,	Lease Obligations
2013	$8,583
2014	4,811
2015	4,165
2016	3,851
2017	3,456
Thereafter	15,119

Total future minimum obligations	$39,985

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

Litigation

        DDR Holdings, LLC (DDR Holdings) has brought a claim against us and several other defendants regarding U.S. Patents Nos. 6,629,135 ("the '135 patent"), 6,993,572 ("the '572 patent"), and 7,818,399

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012 and 2011

8. COMMITMENTS AND CONTINGENCIES (Continued)

("the '399 Patent"), which are owned by DDR Holdings. These patents claim e-commerce outsourcing systems and methods relating to the provision of outsourced e-commerce support pages having a common look and feel with a host's website. The case was filed in the U.S. District Court for the Eastern District of Texas on January 31, 2006. The complaint seeks injunctive relief, declaratory relief, damages and attorneys' fees. We have denied infringement of any valid claim of the patents-in-suit, and have asserted counter-claims which seek a judicial declaration that the patents are invalid and not infringed. After a delay due to DDR Holdings' request for re-examination of the '135 and '572 patents, in October 2010 the Court granted DDR Holdings' unopposed motion to lift the stay in the litigation. Digital River and DDR concluded discovery and pre-trial depositions in August 2012. Digital River filed a pre-trial motion for summary judgment in this matter in September 2011, which was denied by the court on October 3, 2012. In pre-trial motions, DDR dropped its claims against Digital River with respect to the '135 and '399 patent.

        On October 12, 2012, the jury found in favor of the plaintiff on the infringement claim in connection with the '572 patent and awarded damages of $750,000 (versus plaintiff's demand of $10.2 million). As of February 1, 2013, the court has not yet entered judgment on the jury's verdict. Digital River is in the process of weighing options, including appeal. During the third quarter of 2012, full settlement of the awarded damages was accrued for on the "Other accrued liabilities" line of the Consolidated Balance Sheets and the "General and administrative" line of the Consolidated Statements of Operations.

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

        We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the final outcome of these matters is currently not determinable, we believe there is no ordinary course litigation pending against us that is likely to have, individually or in the aggregate, a material effect on our consolidated financial position, results of operation, stockholders' equity or cash flows. Because of the uncertainty inherent in litigation, it is possible that unfavorable resolutions of these lawsuits, proceedings and claims could exceed the amount we have currently reserved for these matters.

        From time to time, we are involved in other disputes or regulatory inquiries that arise in the ordinary course of business. Any claims or regulatory actions against us, whether meritorious or not, could be time consuming, result in costly litigation, damage awards, injunctive relief or increased costs of doing business through adverse judgment or settlement, require us to change our business practices in expensive ways, require significant amounts of management time, result in the diversion of significant operational resources or otherwise harm our business. These matters are subject to inherent uncertainties and management's view of these matters may change in the future.

        Third parties have from time-to-time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We have been notified of several potential patent disputes, and expect that we will increasingly be subject to patent infringement claims as our services expand in

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012 and 2011

8. COMMITMENTS AND CONTINGENCIES (Continued)

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

Commitments and Guarantees

        At certain times, we enter into agreements where a letter of credit is required to ensure payment of future obligations by counterparties, such as our credit card processors and international taxing jurisdictions. Upon withdrawal, we are obligated to fund the executor bank on demand. We have not set aside specific funds to cover this potential obligation as we can generally recover these costs from our clients. If drawn upon, we expect to fund this commitment with cash and cash equivalents. There were $3.6 million and $3.3 million in undrawn letters of credit at December 31, 2012, and 2011, respectively.

9. DEBT

2010 Senior Convertible Notes

        On November 1, 2010, we sold and issued $345.0 million in aggregate principal amount of senior convertible notes (2010 Notes), in a private, unregistered offering. The 2010 Notes are unsecured

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012 and 2011

9. DEBT (Continued)

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

        In 2012, we repurchased $43.9 million of the 2010 Notes in the open market at an average price of 98.5% of par. Notes repurchased are deemed to be extinguished for accounting purposes. The loss on extinguishment of debt was $0.1 million, which is net of the gain on sale and the write-off of debt issuance costs.

        Holders have the right to convert some or all of the 2010 Notes at any time prior to the maturity date into shares of our common stock at the initial conversion rate of 20.3537 shares per $1,000 in principal amount of the 2010 Notes, which is equal to an initial conversion price of approximately $49.13 per share. At the initial conversion rate, assuming the conversion of all $301.1 million in aggregate principal amount, the 2010 Notes may be converted into approximately 6,128,581 shares of our common stock. We will adjust the conversion price if certain events occur, as specified in the related indenture, such as the issuance of our common stock as a dividend or distribution or the occurrence of a stock subdivision or combination. If we undergo certain types of fundamental changes, as defined in the indenture, on or before November 1, 2015, we will be required to pay a fundamental change make-whole premium on 2010 Notes converted in connection with such make-whole fundamental change by increasing the conversion rate. The amount of the fundamental change make-whole premium, if any, will be based on our common stock price and the effective date of the make-whole fundamental change.

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

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012 and 2011

9. DEBT (Continued)

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

        We incurred interest expense of $9.0 million, $9.0 million and $1.7 million in 2012, 2011 and 2010, respectively, related to our senior convertible notes.

10. STOCKHOLDERS' EQUITY

Share Repurchase Program

        Set forth below is information regarding the Company's stock repurchases during 2012, 2011 and 2010.

Year ending December 31,	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan (in millions)
2010	943,881	$37.08	943,881	$0.0
2011	4,265,168	$18.70	4,265,168	$20.2
2012	1,533,132	$14.78	1,533,132	$97.6

Total	6,742,181		6,742,181

11. EMPLOYEE BENEFIT PLAN

401K Plan

        We have a defined contribution 401(k) retirement plan for eligible employees. Employees may contribute up to 15% of their pretax compensation to the plan, with us providing a discretionary match of up to 50% of the total employee contribution. Amounts charged to expense related to our matching contributions were $1.5 million, $1.1 million and $2.7 million in 2012, 2011 and 2010, respectively.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012 and 2011

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

        Sales to international customers accounted for 46.3%, 46.2% and 46.4% of revenue for 2012, 2011 and 2010, respectively. Sales are attributed to a geographic region based on the ordering location of the customer. Summarized revenue information by region is outlined below (dollars in thousands). If revenue earned in any individual country exceeds 10% of the revenue reported for the period, the country is separately listed. The remaining balance is segregated to Europe and other. Currently, no non-U.S country exceeds the 10% threshold.

	2012	2011	2010
United States	$207,401	$214,199	$194,689
Europe	113,935	121,433	110,784
Other	64,886	62,508	57,753

Total	$386,222	$398,140	$363,226

        Microsoft Corporation accounted for approximately 29.6%, 27.7% and 24.7% of our revenue in 2012, 2011 and 2010, respectively.

        The following table presents selected asset information by geographic area based on the physical location of the assets (in thousands). If assets in any individual country exceed 10% of the assets reported for the period, the country is separately listed. The remaining balance is segregated to Europe and other. Currently, no non-U.S country exceeds the 10% threshold.

	2012		2011
	United States	Europe and Other	United States	Europe and Other
Total property and equipment	$146,817	$22,136	$131,701	$19,475
Accumulated depreciation	(97,985)	(17,703)	(84,241)	(15,398)

Net property and equipment	$48,832	$4,433	$47,460	$4,077

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following tables contain selected unaudited statement of operations information for each quarter of 2012 and 2011. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012 and 2011

13. QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

        Unaudited quarterly results of operations are as follows (in thousands, except per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31
2012
Revenue	$102,443	$90,774	$91,670	$101,335
Direct cost of services(1)	3,628	3,069	2,974	2,990
Network and infrastructure(1)	12,757	12,932	13,414	14,459
Income (loss) from operations	7,175	990	664	(175,539)
Net income (loss)	4,737	200	(734)	(200,071)
Net income (loss) per share—basic	$0.14	$0.01	$(0.02)	$(6.11)
Net income (loss) per share—diluted	$0.14	$0.01	$(0.02)	$(6.11)

	Quarter Ended
	March 31	June 30	September 30	December 31
2011
Revenue	$98,185	$92,520	$95,411	$112,024
Direct cost of services(1)	4,163	3,856	3,663	3,809
Network and infrastructure(1)	12,612	12,477	12,017	12,327
Income (loss) from operations	9,801	(42)	4,797	5,894
Net income (loss)	7,019	291	5,518	4,339
Net income (loss) per share—basic	$0.19	$0.01	$0.15	$0.12
Net income (loss) per share—diluted	$0.18	$0.01	$0.15	$0.12

(1)
Gross profit is calculated as revenue less direct cost of services and network and infrastructure expenses and excludes depreciation and amortization expense.

14. BUSINESS COMBINATIONS

        On January 10, 2013 we acquired all of the capital stock of LML Payment Systems Inc. (LML), a publically held payment service provider based in Victoria, British Columbia in an all cash transaction valued at $3.45 per share, or an aggregate purchase price of approximately $102.8 million. The acquisition joins two complementary card-not-present payments businesses, positioning us to further capitalize on our global payment processing services. Prior to this acquisition, the Company held no investment in LML.

        The acquisition will be accounted for as a business combination under GAAP. The allocation of the purchase price of LML will be finalized upon completion of the fair value analysis of LML's assets. The result of the allocation of the purchase price between amortizable costs and goodwill may have an impact on our future operating results.

        For the year ended December 31, 2012, expenses associated with this acquisition were $0.8 million and were recorded on the "General and administrative" line of the Consolidated Statements of Operations.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012 and 2011

14. BUSINESS COMBINATIONS (Continued)

        On January 3, 2013 we announced the sale of CCNow, Inc. to Snorrason Holdings, a privately held e-commerce service provider. This divestiture closed in the fourth quarter. Proceeds from the sale totaled $0.5 million and a gain of $0.2 million was recorded in conjunction with the divestiture.

        All other business combination activities have been determined to be immaterial when compared to our consolidated financial statements.

15. SUBSEQUENT EVENTS

        On January 10, 2013 we acquired all of the capital stock of LML Payment Systems Inc (LML), a publically held payment service provider based in Victoria, British Columbia in an all cash transaction valued at $3.45 per share, or an aggregate purchase price of approximately $102.8 million. See Note 14—Business Combinations, for further details.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012. The term "disclosure controls and procedures" means controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation of our disclosure controls and procedures as of December 31, 2012, our Chief Executive Officer and our Chief Financial Officer concluded that as of that date, our disclosure controls were effective at the reasonable assurance level.

Management's Annual Report on Internal Control over Financial Reporting

        Our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining an adequate system of internal control over financial reporting. This system of internal accounting controls is designed to provide reasonable assurance that assets are safeguarded, transactions are properly recorded and executed in accordance with management's authorization and financial statements are prepared in accordance with generally accepted accounting principles. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

        Management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2012, as stated in their report in which they expressed an unqualified opinion, which is included herein.

Changes in Internal Control over Financial Reporting

        There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Digital River, Inc.

        We have audited Digital River, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Digital River, Inc.'s and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Digital River, Inc.'s internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Digital River, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Digital River, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012, of Digital River, Inc. and subsidiaries and our report dated February 25, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
February 25, 2013

ITEM 9B.    OTHER INFORMATION

        None.

PART III

        Certain information required in Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2013 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

        The information relating to directors and the Audit Committee of the Board of Directors required by this item will be contained under the captions Proposal 1. "Election of Directors" and "Board Committees and Meetings" in a definitive proxy statement involving the election of directors, by reference to the Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed within 120 days after the end of the Company's fiscal year.

        The information required by Items 405, 407(d)(4) and 407(d)(5) of Regulation S-K will be included under the captions "Section 16(a) Beneficial Ownership Reporting Compliance" and "Board Committees and Meetings" in the 2013 Proxy Statement, and that information is incorporated by reference herein.

Executive Officers

        The information relating to executive officers required by this item is included herein in Part I under the caption "Executive Officers."

Code of Conduct

        We have adopted a Code of Conduct and Ethics, a copy of which we undertake to provide to any person, without charge, upon request. Such requests can be made in writing to the attention of Corporate Secretary at our principal executive offices address. To the extent permitted by the rules promulgated by NASDAQ, we intend to disclose any amendments to, or waivers from, the Code provisions applicable to our principal executive officer or senior financial officers, including our chief financial officer and controller, or with respect to the required elements of the Code, on our website, www.digitalriver.com under the "Investor Relations" link.

Other Disclosures

        Other disclosures required by this Item will be incorporated herein by reference to the Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed within 120 days after the end of the Company's fiscal year.

ITEM 11.    EXECUTIVE COMPENSATION

        Information concerning "Executive Compensation," including information concerning "Compensation Committee Interlocks" and "Compensation Committee Report," will be incorporated herein by reference to the Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed within 120 days after the end of the Company's fiscal year.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information as to "Securities Authorized for Issuance under Equity Compensation Plans" and "Security Ownership of Certain Beneficial Owners and Management" will be incorporated herein by reference to the Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed within 120 days after the end of the Company's fiscal year.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information as to "Certain Relationships and Related Transactions," and "Director Independence" will be incorporated herein by reference to the Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed within 120 days after the end of the Company's fiscal year.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information as to principal accountant fees and services will be incorporated herein by reference to the Proxy Statement for the 2013 Annual Meeting of Shareholders to be filed within 120 days after the end of the Company's fiscal year.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)
  The following documents are filed as part of this report:

  (1)
  Financial Statements.

            The consolidated financial statements required by this item are filed as part of this report under Item 8—Financial Statements and Supplementary Data.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Minnetonka, State of Minnesota, on February 25, 2013.

DIGITAL RIVER, INC.
By:	/s/ THOMAS F. MADISON Thomas F. Madison Chief Executive Officer (Principal Executive Officer)

        We, the undersigned, directors and officers of Digital River, Inc., do hereby severally constitute and appoint Thomas F. Madison and Stefan B. Schulz and each or any of them, our true and lawful attorneys and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ THOMAS F. MADISON Thomas F. Madison	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2013
/s/ STEFAN B. SCHULZ Stefan B. Schulz	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 25, 2013
/s/ CHERYL F. ROSNER Cheryl F. Rosner	Director	February 25, 2013
/s/ DOUGLAS M. STEENLAND Douglas M. Steenland	Director	February 25, 2013

Signature	Title	Date

/s/ PERRY W. STEINER Perry W. Steiner	Director	February 25, 2013
/s/ ALFRED F. CASTINO Alfred F. Castino	Director	February 25, 2013
/s/ TIMOTHY J. PAWLENTY Timothy J. Pawlenty	Director	February 25, 2013

SCHEDULE II

Digital River, Inc.

Valuation and Qualifying Accounts

For Years Ended December 31, 2012, 2011 and 2010

(in thousands)

		Additions
	Balance at Beginning of Year	Charged (Credited) to Costs and Expenses	Charged (Credited) to Other Accounts	Deductions	Balance at End of Year
2012
Allowance for doubtful accounts	$4,613	$2,569	$—	$(1,782)	$5,400
Notes receivable reserve	—	—	627	—	627
Accrued chargeback reserve	487	19,720	—	(19,483)	724
Allowance for deferred tax assets	3,812	43,500	737	—	48,049
2011
Allowance for doubtful accounts	$4,902	$3,399	$—	$(3,688)	$4,613
Accrued chargeback reserve	1,936	10,175	—	(11,624)	487
Allowance for deferred tax assets	816	(279)	3,275	—	3,812
2010
Allowance for doubtful accounts	$2,222	$7,284	$—	$(4,604)	$4,902
Accrued chargeback reserve	1,287	9,881	—	(9,232)	1,936
Allowance for deferred tax assets	1,144	(914)	586	—	816

INDEX TO EXHIBITS

Exhibit Number		Description of Document
3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.

3.2	(3)	Amended and Restated Bylaws of the Registrant, as currently in effect.

4.1	(4)	Specimen Stock Certificate.

4.2	(8)	Indenture dated as of June 1, 2004, between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the 2004 Note.

4.3	(16)	Indenture dated as of November 1, 2010, between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the 2010 Note.

10.1	(4)	Form of Indemnity Agreement between Registrant and each of its directors and executive officers.

10.3	(4)	Consent to Assignment and Assumption of Lease dated April 22, 1998, by and between CSM Investors, Inc., IntraNet Integration Group, Inc. and Registrant.

10.4	(2)	Assignment of Lease dated April 21, 1998, by and between Intranet Integration Group, Inc. and Registrant.

10.5	(2)	Lease Agreement dated January 18, 2000, between Property Reserve, Inc. and Registrant.

10.6	(3)	First Amendment of Lease dated January 31, 2001, to that certain Lease dated April 24, 1996, between CSM Investors, Inc. and Registrant (as assignee of Intranet Integration Group, Inc.).

10.7	(5)	1998 Stock Option Plan, as amended and superseded by Exhibit 10.17.

10.8	(6)	1999 Stock Option Plan, formerly known as the 1999 Non-Officer Stock Option Plan, as amended and superseded by Exhibit 10.17.

10.9	(5)	2000 Employee Stock Purchase Plan, as amended, and offering.*

10.11	(7)	Second Amendment of Lease dated April 22, 2002, to that certain Lease dated April 24, 1996, between CSM Investors, Inc. and Registrant (as assignee of Intranet Integration Group, Inc.) as amended.

10.12	(7)	Second Amendment of Lease dated April 28, 2003, to that certain Lease dated January 18, 2000, between Property Reserve Inc. and Registrant.

10.15	(8)	Registration Rights Agreement dated as of June 1, 2004, between Digital River, Inc. and the initial purchasers of Senior Convertible Notes due January 1, 2024.

10.16	(12)	Summary of Compensation Program for Non-Employee Directors.

10.17	(9)	1998 Equity Incentive Plan (formerly known as 1998 Stock Option Plan).*

10.18	(12)	Change of Control and Severance Agreement for Thomas M. Donnelly.*

10.19	(10)	Form of Amendment to Non-Qualified Stock Option Agreement.*

10.20	(11)	Inducement Equity Incentive Plan.*

10.21	(13)	2007 Equity Incentive Plan.*

10.22	(12)	Change of Control and Severance Agreement for Kevin L. Crudden.*

Exhibit Number		Description of Document
10.23	(14)	Microsoft Operations Digital Distribution Agreement, by and among Digital River, Inc. and Microsoft Corporation effective September 1, 2006‡

10.24	(14)	Direct Reseller Addendum to the Microsoft Operations Digital Distribution Agreement, by and among Digital River, Inc. and Microsoft Corporation effective September 1, 2006‡

10.25	(14)	Omnibus Amendment to the Microsoft Operations Digital Distribution Agreement, by and among Digital River, Inc. and Microsoft Corporation effective October 4, 2007‡

10.26	(14)	Amendment to the Microsoft Operations Digital Distribution Agreement, by and among Digital River, Inc. and Microsoft Corporation effective December 2, 2008‡

10.27	(14)	Amendment to the Microsoft Operations Digital Distribution Agreement, by and among Digital River, Inc. and Microsoft Corporation effective September 9, 2009‡

10.28	(15)	Purchase Agreement, dated as of October 26, 2010, among Digital River, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. Incorporated, as representatives of the initial purchasers named in Schedule A thereto.

10.29	(16)	Second Omnibus Amendment to the Microsoft Operations Digital Distribution Agreement‡

10.30	(16)	Third Omnibus Amendment to the Microsoft Operations Digital Distribution Agreement effective May 8, 2012

10.31	++	Transition and Separation Agreement with Joel A. Ronning, with an effective date of November 1, 2012

12.1	++	Computation of Ratio of Earnings to Fixed Charges.

21.1	++	Subsidiaries of Digital River, Inc.

23.1	++	Consent of Independent Registered Public Accounting Firm, dated February 25, 2013.

24.1	++	Power of Attorney, pursuant to which amendments to this Annual Report on Form 10-K may be filed, is included on the signature pages of this Annual Report on Form 10-K.

31.1	++	Certification of Digital River, Inc.'s Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	++	Certification of Digital River, Inc.'s Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	++	Certification of Digital River, Inc.'s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	(18)	The following financial information from Digital River, Inc.'s Annual Report on Form 10-K for the period ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheet, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders' Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

++
Filed herewith.

*
Management contract or compensatory plan.

‡
Confidential treatment has been requested for portions of this agreement, which portions have been filed † separately with the SEC.

(1)
Incorporated by reference from the Company's Current Report on Form 8-K filed on June 1, 2006.

(2)
Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 30, 2000.

(3)
Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001.

(4)
Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-56787), declared effective on August 11, 1998.

(5)
Incorporated by reference from the Company's Registration Statement on Form S-8 (File No. 333-105864) filed on June 5, 2003.

(6)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003.

(7)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed on May 15, 2003.

(8)
Incorporated by reference from the Company's Current Report on Form 8-K filed on July 13, 2004.

(9)
Incorporated by reference from the Company's Current Report on Form 8-K filed on May 31, 2005.

(10)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on August 9, 2005.

(11)
Incorporated by reference from the Company's Current Report on Form 8-K filed on December 20, 2005.

(12)
Incorporated by reference from the Company's Current Report on Form 8-K filed on March 10, 2008.

(13)
Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 29, 2008.

(14)
Incorporated by reference from the Company's Annual Report on Form 10-K/A for the year ended December 31, 2009, filed on August 19, 2010.

(15)
Incorporated by reference from the Company's Current Report on Form 8-K filed on November 1, 2010.

(16)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 2, 2010.

(17)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2012, filed on January 23, 2013.

(18)
Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.