Form 10-Q
period 2013-03-31
DIGITAL RIVER INC /DE
filed 2013-05-10
CIK 1062530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

The number of shares of common stock outstanding at April 1, 2013, was 35,267,833 shares.

DIGITAL RIVER, INC.

 Form 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

DIGITAL RIVER, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(Unaudited)
	March 31,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$500,742	$542,851
Short-term investments	144,615	162,794
Accounts receivable, net of allowance of $5,664 and $5,400	69,947	60,656
Deferred tax assets	445	457
Prepaid expenses and other	33,375	33,714
Total current assets	749,124	800,472

Property and equipment, net	55,171	53,265
Goodwill	141,382	108,960
Intangible assets, net of accumulated amortization of $92,498 and $91,059	34,386	11,718
Long-term investments	52,617	71,735
Deferred income taxes	858	1,724
Other assets	3,246	4,342
TOTAL ASSETS	$1,036,784	$1,052,216

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$202,421	$205,377
Accrued payroll	11,226	11,630
Deferred revenue	13,336	13,426
Other accrued liabilities	60,793	51,640
Total current liabilities	287,776	282,073

NON-CURRENT LIABILITIES
Senior convertible notes	308,555	309,909
Other liabilities	22,816	18,236
Total non-current liabilities	331,371	328,145
TOTAL LIABILITIES	619,147	610,218

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	0	0
Common stock, $.01 par value; 120,000,000 shares authorized; 49,887,762 and 48,941,402 shares issued	499	489
Treasury stock at cost; 14,619,929 and 13,581,889 shares	(383,863)	(368,721)
Additional paid-in capital	744,337	737,499
Retained earnings	64,536	75,901
Accumulated other comprehensive income (loss)	(7,872)	(3,170)
Total stockholders’ equity	417,637	441,998
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,036,784	$1,052,216

See accompanying notes to consolidated financial statements.

DIGITAL RIVER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data; unaudited)

	Three Months Ended
	March 31,
	2013	2012
Revenue	$113,693	$102,443
Costs and expenses (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	22,940	18,422
Network and infrastructure	15,261	12,757
Sales and marketing	30,834	28,728
Product research and development	17,799	16,003
General and administrative	18,628	12,170
Goodwill impairment	21,249	—
Depreciation and amortization	5,030	5,339
Amortization of acquisition-related intangibles	1,928	1,849
Total costs and expenses	133,669	95,268
Income (loss) from operations	(19,976)	7,175
Interest income	596	1,139
Interest expense	(1,978)	(2,240)
Other income (expense), net	10,914	(297)
Income (loss) before income taxes	(10,444)	5,777
Income tax expense (benefit)	921	1,040
Net income (loss)	$(11,365)	$4,737

Net income (loss) per share - basic	$(0.35)	$0.14
Net income (loss) per share - diluted	$(0.35)	$0.14

Shares used in per-share calculation - basic	32,877	33,608
Shares used in per-share calculation - diluted	32,877	34,010

See accompanying notes to consolidated financial statements.

DIGITAL RIVER, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands; unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net income (loss)	$(11,365)	$4,737
Other comprehensive income (loss):
Unrealized foreign exchange gain (loss) on the revaluation of investments in foreign subsidiaries	(8,205)	10,005
Unrealized gain (loss) on investments	3,503	(3,031)
Tax benefit (expense)	—	1,542
Other comprehensive income (loss)	(4,702)	8,516
Comprehensive income (loss)	$(16,067)	$13,253

See accompanying notes to consolidated financial statements.

DIGITAL RIVER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Three Months Ended
	March 31,
	2013	2012
OPERATING ACTIVITIES
Net income (loss)	$(11,365)	$4,737
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of acquisition-related intangibles	1,928	1,849
Provision for doubtful accounts	327	476
Depreciation and amortization	5,030	5,339
Impairment of goodwill	21,249	—
Debt issuance cost amortization	430	494
Amortization of investment premiums	697	—
Loss on sale of equipment	73	—
Gain on sale of investment	(11,067)	—
Stock-based compensation expense	5,575	5,961
Excess tax benefits from stock-based compensation	—	(46)
Deferred and other income taxes	(633)	(2,578)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(13,774)	6,833
Prepaid and other assets	2,172	(4,197)
Accounts payable	(1,197)	(44,238)
Deferred revenue	(1,646)	(1,637)
Income tax payable	716	2,887
Other accrued liabilities	(8,764)	1,051
Net cash provided by (used in) operating activities	(10,249)	(23,069)

INVESTING ACTIVITIES
Purchases of investments	(20,285)	(62,213)
Sales of investments	37,783	60,614
Cash received (paid) for cost method investments	33,177	—
Cash paid for acquisitions, net of cash received	(55,847)	—
Purchases of equipment and capitalized software	(6,983)	(2,413)
Net cash provided by (used in) investing activities	(12,155)	(4,012)

FINANCING ACTIVITIES
Repurchase of convertible senior notes	(1,335)	—
Exercise of stock options	1,273	1,457
Repurchase of common stock	(11,181)	—
Repurchase of restricted stock to satisfy tax withholding obligation	(3,961)	(3,432)
Excess tax benefits from stock-based compensation	—	46
Net cash provided by (used in) financing activities	(15,204)	(1,929)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(4,501)	7,172
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(42,109)	(21,838)
CASH AND CASH EQUIVALENTS, beginning of period	542,851	497,193
CASH AND CASH EQUIVALENTS, end of period	$500,742	$475,355

SUPPLEMENTAL DISCLOSURES
Cash paid for interest on senior convertible notes	$55	$55
Cash paid for income taxes	$974	$496

See accompanying notes to consolidated financial statements.

1. BASIS OF PRESENTATION

The unaudited consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which in our opinion are necessary to fairly state our consolidated financial position, results of operations and cash flows for the periods presented.  These consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2013, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2013. The December 31, 2012, information was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles (GAAP) in the United States.

Summary of Significant Accounting Policies

A detailed description of our significant accounting policies can be found in our most recent Annual Report filed on Form 10-K for the fiscal year ended December 31, 2012.  There was no material changes in significant accounting policies during the quarter ended March 31, 2013.

Revenue

Revenue Recognition.  We recognize revenue from services rendered once all the following criteria for revenue recognition have been met: (1) persuasive evidence of an agreement exists; (2) the services have been rendered; (3) the fee is fixed and determinable; and, (4) collection of the amounts due is reasonably assured.

We also determine whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as net revenue. We typically are the seller and merchant of record on most of the transactions we process and have contractual relationships with our clients, which obligate us to pay to the client a specified percentage of each sale. We derive our revenue primarily from transaction fees based on a percentage of the product’s sale price and fees from services rendered associated with the e-commerce and other services provided to our clients and end customers. Our revenue is recorded net as generally our clients are subject to inventory risks and control customers’ product choices. We sell both physical and digital products.  Revenue is recognized upon fulfillment and based upon when products are shipped and title and significant risk of ownership passes to the customer.

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

Payment processing revenue recognition:  Our revenues are derived from one-time set-up fees, monthly gateway fees, and transaction fees paid to us by merchants. Transaction fees are recognized in the period in which the transaction occurs. Gateway fees are monthly subscription fees charged to our merchant customers for the use of our payment processor integrations and are recognized in the period in which the service is provided. Set-up fees represent one-time charges for initiating our processing services. Although these fees are generally paid at the commencement of the agreement, they are recognized ratably over the estimated average life of the merchant relationship.

Restricted Cash

Restricted cash consists of cash and cash equivalents that are held in escrow accounts or restricted by agreements with third parties for a particular purpose.  Restricted cash and cash equivalents are included in current assets under “Prepaid expenses and other” on our Consolidated Balance Sheets, and are recorded at fair value.  As of March 31, 2013 and December 31, 2012, we had $2.6 million and $0.4 million of restricted cash, respectively.

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

Software Development

Costs to develop software for internal use are required to be capitalized and amortized over the estimated useful life of the software. For the three months ended March 31, 2013 and 2012, we capitalized $0.6 million and $1.3 million related to software development, respectively.

Goodwill

We complete our goodwill impairment analysis on an annual basis or more frequently if events or circumstances occur that would more likely than not reduce the fair value of the reporting unit below its carrying amount. As we only have one business segment, goodwill is evaluated based on a single reporting unit. In December 2012, due to the deterioration in our stock price in the second half of 2012, adjustments in our forecasted revenue growth and change in our chief operating decision maker, management completed an interim impairment test and determined that the book value of the Company was in excess of fair value and a goodwill impairment was required.  In the fourth quarter 2012, we recorded a non-cash pretax goodwill impairment charge of $175.2 million, or $161.1 million after tax, relating to our single reporting unit.  The impairment charge was an estimate pending final valuation of a privately held equity security in calculating the goodwill impairment charge of $175.2 million.

As of March 31, we have determined the fair market value of the privately held equity security which we had estimated at year end and have completed our goodwill impairment analysis, recording an additional non-cash pretax goodwill impairment charge of $21.2 million, relating to our single reporting unit. These goodwill charges are included as a separate operating expense line item, “Goodwill impairment” in our Consolidated Statement of Operations.  The tax benefit was offset by our current period tax valuation allowance.  A blended income and market approach was used to determine the fair value of our sole reporting unit and associated impairment charges.  The application of goodwill impairment tests requires management judgment for many of the inputs.  Key assumptions included in the impairment test included our revenue growth rate, discount rate assumptions, and estimates of our future cash flows.  Changes in these estimates could result in additional impairment of goodwill in a future period.  The impairment charge reflects our view of anticipated risks based on our expectations of market and general economic conditions.  See Note 5 — Goodwill, for further details.

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

The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax, by component for the period ended March 31, 2013 (in thousands):

	Foreign currency translation adjustment	Unrealized gain (loss) on investments	Total
Balance as of December 31, 2012	$2,565	$(5,735)	$(3,170)
Other comprehensive income before reclassifications	(8,205)	3,501	(4,704)
Amount reclassified from accumulated other comprehensive income (loss)	—	2	2
Net current period other comprehensive income (loss)	(8,205)	3,503	(4,702)
Balance as of March 31, 2013	$(5,640)	$(2,232)	$(7,872)

The following table summarizes the reclassifications out of accumulated other comprehensive income (loss), net of tax, for the period ended March 31, 2013 (in thousands):

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the Consolidated Statement of Operations
Realized gains (losses) on investments
	$3	Other income (expense), net
	(1)	Income tax benefit (expense)
	$2	Net income (loss)

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

We are exposed to market risk from changes in foreign currency exchange rates.  Our primary risk is the effect of foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating sales and expenses.  We are also exposed to financial risk related to exchange rate translation losses (or gains) associated with economic interests that are denominated in a foreign currency.  The risk of translation losses due to foreign exchange volatility is partially mitigated by the use of foreign exchange forward contracts with maturities of less than three months.  These derivative transactions are not designated as hedges and are adjusted to fair value through income each period. The principal exposures mitigated were euro, pound sterling, Brazilian real and Australian dollar currencies.  For the three months ended March 31, 2013 and 2012, the gain/loss on derivative settlements was immaterial.  The notional amounts held at period end and the underlying gain/loss were determined to be immaterial when compared to our overall cash and cash equivalents and the net income (loss) reported for the respective periods.

Our foreign currency contracts contain credit risk to the extent that our bank counterparties may be unable to meet the terms of the agreements.  We minimize such risk by limiting our counterparties to major financial institutions of high credit quality.

Recent Accounting Pronouncements

Accounting Standards Update (ASU) 2011-04 - Fair Value Measurements: In May 2011, the FASB issued ASU 2011-04.  This update provides amendments to ASC Topic 820 - Fair Value Measurements and Disclosures by creating a uniform framework for applying fair value measurements principles and clarified existing guidance in U.S. GAAP. The amendments called for additional disclosures regarding quantitative information about the significant unobservable inputs used for all Level 3 measurements, information about the sensitivity of a fair value measurement categorized within Level 3 of the fair value hierarchy to changes in unobservable inputs and any interrelationships between those unobservable inputs and a description of the valuation process.  Additionally, disclosures are required when current use of the non-financial assets measured at fair value differs from its highest and best use, any transfers from Level 1 and Level 2 and the hierarchy classification for items whose fair value is not recorded on the balance sheet but disclosed in the footnotes.  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, and is to be completed on a prospective basis.

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

ASU 2011-08 — Goodwill Impairment Testing: In September 2011, the FASB issued ASU 2011-08.  Under this amendment, qualitative factors are first assessed to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that goodwill is impaired.  If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing it against the carrying amount.  ASU 2011-08 is effective for interim and annual periods beginning after December 15, 2011.  We have adopted the new guidance in ASU 2011-08 as of the period ended March 31, 2012, and its adoption did not have a material impact on our Consolidated Financial Statements.

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

ASU 2012-04 — Technical Corrections and Improvements: In October 2012, the FASB issued ASU 2012-04 which represents changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice. The amendments in this update that do not have transition guidance are effective upon issuance for public entities. For public entities, the amendments subject to the transition guidance are effective for fiscal periods beginning after December 15, 2012. We adopted ASU 2012-04 as of the period ended September 30, 2012, and it did not have a material impact on our Consolidated Financial Statements.  We adopted the remaining transition guidance under ASU 2012-04 in the period ended March 31, 2013, and it did not have a material impact on our Consolidated Financial Statements.

ASU 2013-02 — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income: In February 2013, the FASB issued ASU 2013-02 which required entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either in the financial statements or footnotes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail on these amounts.  ASU 2013-02 is effective prospectively for fiscal periods beginning after December 15, 2012.  We have adopted the new guidance in ASU 2013-02 as of the period ended March 31, 2013, and its adoption did not have a material impact on our Consolidated Financial Statements.

We have determined that all other recently issued accounting standards will not have a material impact on our Consolidated Financial Statements, or do not apply to our operations.

Reclassifications

Certain items in the prior year’s Consolidated Statements of Operations have been reclassified for comparative purposes to conform to the current year presentation.  Historically, we have reported payment processing fees, chargebacks, and directly related personnel expenses within the “Sales and marketing” and “General and administrative” line items.  We have reclassified these expenses to the “Direct cost of services” line as these costs are associated directly with services rendered.  For the three months ended March 31, 2012, we have reclassified $14.3 million previously reported as “Sales and marketing” and $0.5 million previously reported as “General and administrative” to “Direct cost of services”.  The reclassifications did not have an effect on reported consolidated net income (loss).

2. NET INCOME (LOSS) PER SHARE

The following table summarizes the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2013	2012
Net income (loss) per share - basic
Net income (loss) - basic	$(11,365)	$4,737
Weighted average shares outstanding - basic	32,877	33,608
Net income (loss) per share - basic	$(0.35)	$0.14

Net income (loss) per share - diluted
Net income (loss) - basic	$(11,365)	$4,737
Exclude: Interest expense and amortized financing cost of convertible senior notes, net of tax benefit	—	20
Net income (loss) - diluted	$(11,365)	$4,757

Weighted average shares outstanding - basic	32,877	33,608
Dilutive impact of non-vested stock and options outstanding	—	202
Dilutive impact of 2004 senior convertible notes	—	200
Weighted average shares outstanding - diluted	32,877	34,010
Net income (loss) per share - diluted	$(0.35)	$0.14

For the three months ended March 31, 2013, 573,291 incremental shares, related to dilutive securities were not included in the diluted net income (loss) per share calculation because the Company reported a loss for this period.  Incremental shares related to dilutive securities have an anti-dilutive impact on net income (loss) per share when a net loss is reported and therefore are not included in the calculation.

Options to purchase 1,429,109 and 1,531,305 shares for the three months ended March 31, 2013 and 2012, respectively, were not included in the computation of diluted net income (loss) per share because their effect on diluted net income (loss) per share would have been anti-dilutive.

The unissued shares underlying our 2004 senior convertible notes, 199,828 weighted average shares for the three months ended March 31, 2013, were excluded for the purposes of calculating GAAP diluted net income (loss) per share, because their effect on diluted net income (loss) per share would have been anti-dilutive.  The unissued shares underlying our 2010 senior convertible notes, 6,116,842 and 7,022,027 weighted average shares for the three months ended March 31, 2013 and 2012, respectively, were excluded for the purposes of calculating GAAP diluted net income (loss) per share, because their effect on diluted net income (loss) per share would have been anti-dilutive.

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

The following table sets forth by level within the fair value hierarchy, our financial assets that were accounted for at fair value on a recurring basis at March 31, 2013 and December 31, 2012, (in thousands), according to the valuation techniques we used to determine their fair values. There have been no transfers of assets between the fair value hierarchies presented below:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Balance as of March 31, 2013
Cash and cash equivalents	$500,742	$500,742	$—	$—
Restricted cash	2,625	2,625	—	—
U.S. government sponsored entities	10,001	—	10,001	—
Corporate bonds	131,901	131,901	—	—
Asset-backed securities	2,713	—	2,713	—
Market basis equity investments	2,106	2,106	—	—
Auction rate securities	40,031	—	—	40,031
Total assets measured at fair value	$690,119	$637,374	$12,714	$40,031

Balance as of December 31, 2012
Cash and cash equivalents	$542,851	$542,851	$—	$—
Restricted cash	351	351	—	—
U.S. government sponsored entities	28,110	—	28,110	—
Corporate bonds	128,622	128,622	—	—
Asset-backed securities	6,062	—	6,062	—
Market basis equity investments	1,694	1,694	—	—
Auction rate securities	37,001	—	—	37,001
Total assets measured at fair value	$744,691	$673,518	$34,172	$37,001

The following table is a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3 inputs) (in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	Short-term	Long-term
	Investments	Investments	Total
Balance as of December 31, 2011	$—	$65,338	$65,338
Total unrealized gains (losses) included in other comprehensive income	—	(2,637)	(2,637)
Purchases	—	—	—
Issuances	—	—	—
Settlements	—	(25,700)	(25,700)
Transfers in and/or out of Level 3	—	—	—
Balance as of December 31, 2012	$—	$37,001	$37,001
Total unrealized gains (losses) included in other comprehensive income	—	3,130	3,130
Purchases	—	—	—
Issuances	—	—	—
Settlements	—	(100)	(100)
Transfers in and/or out of Level 3	—	—	—
Balance as of March 31, 2013	$—	$40,031	$40,031

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

Restricted Cash.  Consists of cash and cash equivalents that are held in escrow accounts or restricted by agreements with third parties for a particular purpose.  The carrying amount approximates fair value and is classified as Level 1.

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

Auction Rate Securities.  As of March 31, 2013, we held $45.7 million of auction rate securities (ARS) at par value which we have recorded at $40.0 million fair value.  As of December 31, 2012, we held $45.8 million of ARS at par value which was recorded at $37.0 million fair value.  The ARS are 105 — 129% over-collateralized and the underlying student loans are guaranteed by the U.S. government.  Almost all of these securities continue to fail at auction due to continued illiquid market conditions.

Due to the illiquid market conditions, we recorded a temporary fair value reduction of our ARS in the amount of $5.7 million (12.5% of par value) as of March 31, 2013, under “Accumulated other comprehensive income (loss)”, compared to a $8.8 million temporary fair value reduction as of December 31, 2012 (19.3% of par value).  In evaluating our ARS portfolio, we note sustained performance of our securities, strong parity levels, observed market redemption activity, and continued receipt of interest and penalty payments. As we expect to receive all contractual cash flows, we do not believe the unrealized losses to be credit related.  We continue to believe that we will be able to liquidate at par over time. We do not intend to sell the investments prior to recovery of their amortized cost basis nor do we believe it is more likely than not we may be required to sell the investments prior to recovery of their amortized cost basis. Accordingly, we treated the fair value decline as temporary. We anticipate we will have sufficient cash flow from operations to execute our business strategy and fund our operational needs. We believe that capital markets are also available if we need to finance other investment alternatives.

The discounted cash flow model we used to value these securities included the following assumptions:

	March 31,	December 31,
	2013	2012
Unobservable inputs
Redemption period (in years)	7.0	7.0
Credit ratings	BB+ to AAA	BB+ to AAA
Penalty coupon rate	1.0% to 1.5%	1.0% to 1.5%
Weighted average annualized yield	1.5%	1.5%
Risk adjusted discount rate	3.7% to 9.5%	3.5% to 12.3%

Management makes estimates and assumptions about the ARS, which can be sensitive to changes and effect the determination of fair value.  An increase in the length of redemption period or an increase in the discount rate assumption would decrease our fair value.  Also, a decrease in the securities’ credit ratings would decrease our fair value.

The portfolio had a weighted average maturity of 30.5 years and 30.8 years as of March 31, 2013 and December 31, 2012, respectively.

We classify our ARS as Level 3 long-term investments until we receive a call or partial call on the securities.  Upon receipt of a call or partial call, we classify the securities subject to the call or partial call, as Level 1 short term investments. As of March 31, 2013 and December 31, 2012, our entire ARS portfolio was classified as Level 3 long-term investments. In the three months ended March 31, 2013, we liquidated $0.1 million of ARS due to partial calls at par.  During the year ended December 31, 2012, we liquidated $25.7 million of ARS due to full calls, partial calls or sales at par. The amount of Level 3 assets as a percentage of total assets measured at fair value on a recurring basis was 5.8% and 5.0% as of March 31, 2013 and December 31, 2012, respectively.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances like evidence of impairment.  During the three months ended March 31, 2013 and 2012, we had no significant fair value adjustments of assets or liabilities on a nonrecurring basis subsequent to their initial recognition.

The aggregate carrying value and fair value of the Company’s cost method equity investments at March 31, 2013 and December 31, 2012, was $10.5 million and $33.0 million, respectively, and is included under “Long-term investments” on the Consolidated Balance Sheets.  During the first quarter of 2013, we sold one of our cost method equity investments to a third party and recorded a gain of $11.1 million. As part of our sale agreement, we are to receive additional funds up to $9.5 million based on future events.  We have concluded that these additional funds represent contingent gains and therefore, have not accounted for them in our consolidated financial statements in accordance with U.S. GAAP. We have evaluated the remaining investments for impairment and we believe that the entity valuations completed at acquisition and the investee’s subsequent performance against those projections indicates that the acquisition price continues to represent fair value.

As of March 31, 2013, the fair value of our $299.8 million 2.0% fixed rate 2010 senior convertible notes was valued at $295.4 million based on the quoted fair market value of the debt.  As of December 31, 2012, the fair value of our $301.1 million 2.0% fixed rate 2010 senior convertible notes was valued at $285.3 million based on the quoted fair market value of the debt.  As of March 31, 2013 and December 31, 2012, the fair value of our $8.8 million 1.25% fixed rate 2004 senior convertible notes was valued at $8.7 million and $8.6 million, respectively, based on the quoted fair market value of the debt.  Our debt is classified as Level 3 and we determine fair value based on a market approach.

4.  INVESTMENTS

As of March 31, 2013 and December 31, 2012, our available-for-sale securities consisted of the following (in thousands):

			Gross Unrealized Losses			Maturities/Reset Dates
		Gross Unrealized	Less than 12	Greater than 12		Less than 12	Greater than 12
	Cost	Gains	Months	Months	Fair Value	Months	Months
Balance as of March 31, 2013
U.S. government sponsored entities	$10,000	$1	$—	$—	$10,001	$10,001	$—
Corporate bonds	131,389	578	(66)	—	131,901	54,144	77,757
Asset-backed securities	2,712	1	—	—	2,713	2,713	—
Market basis equity investments	2,106	—	—	—	2,106	—	2,106
Auction rate securities	45,725	—	—	(5,694)	40,031	—	40,031
Total available-for-sale securities	$191,932	$580	$(66)	$(5,694)	$186,752	$66,858	$119,894

Balance as of December 31, 2012
U.S. government sponsored entities	$28,103	$7	$—	$—	$28,110	$28,110	$—
Corporate bonds	128,035	587	—	—	128,622	51,094	77,528
Asset-backed securities	6,058	4	—	—	6,062	6,062	—
Market basis equity investments	1,694	—	—	—	1,694	—	1,694
Auction rate securities	45,825	—	—	(8,824)	37,001	—	37,001
Total available-for-sale securities	$209,715	$598	$—	$(8,824)	$201,489	$85,266	$116,223

We consider the fair value decline of our investments in U.S. government sponsored entities, corporate bonds and asset-backed securities to be temporary, as we do not intend to sell the investments and it is not likely that we will be required to sell the investments before recovery of their amortized cost basis. See Note 3 — Fair Value Measurements, regarding the fair value decline in auction rate securities.

Realized gains or losses on investments are recorded in our Consolidated Statements of Operations within “Other income (expense), net”.  As of March 31, 2013 and December 31, 2012, our proceeds on sales of investments equaled par value. Upon the sale of a security classified as available for sale, the amount reclassified out of “Accumulated other comprehensive income (loss)” into earnings is based on the specific identification method.

5.  GOODWILL

Goodwill

We complete our goodwill impairment analysis on an annual basis or more frequently if events or circumstances occur that would more likely than not reduce the fair value of the reporting unit below its carrying amount. As we only have one business segment, goodwill is evaluated based on a single reporting unit. In December 2012, due to the deterioration in our stock price in the second half of 2012, adjustments in our forecasted revenue growth and change in our chief operating decision maker, management completed an interim impairment test and determined that the book value of the Company was in excess of fair value and a goodwill impairment was required.  In the fourth quarter 2012, we recorded a non-cash pretax goodwill impairment charge of $175.2 million, or $161.1 million after tax, relating to our single reporting unit.  The impairment charge was an estimate pending final valuation of a privately held equity security in calculating the goodwill impairment charge of $175.2 million.

As of March 31, we have determined the fair market value of the privately held equity security which we had estimated at year end and have completed our goodwill impairment analysis, recording an additional non-cash pretax goodwill impairment charge of $21.2 million, relating to our single reporting unit. These goodwill charges are included as a separate operating expense line item, “Goodwill impairment” in our Consolidated Statement of Operations.  The tax benefit was offset by our current period tax valuation allowance.  A blended income and market approach was used to determine the fair value of our sole reporting unit and associated impairment charges.  The application of goodwill impairment tests requires management judgment for many of the inputs.  Key assumptions included in the impairment test included our revenue growth rate, discount rate assumptions, and estimates of our future cash flows.  Changes in these estimates could result in additional impairment of goodwill in a future period.  The impairment charge reflects our view of anticipated risks based on our expectations of market and general economic conditions.

The changes in the net carrying amount of goodwill for the periods ended March 31, 2013 and December 31, 2012 are as follows (in thousands):

		Accumulated
		Impairment
	Goodwill	Total	Total
Balance as of December 31, 2011	$281,858	$—	$281,858
Disposal of goodwill	(254)	—	(254)
Impairment losses	—	(175,241)	(175,241)
Adjustments from foreign currency translation	2,597	—	2,597
Balance as of December 31, 2012	$284,201	$(175,241)	$108,960
Goodwill from acquisitions	56,337	—	56,337
Impairment losses	—	(21,249)	(21,249)
Adjustments from foreign currency translation	(2,666)	—	(2,666)
Balance as of March 31, 2013	$337,872	$(196,490)	$141,382

Factors that contributed to the recognition of goodwill from the LML acquisition include synergies due to an assembled workforce and existence of complimentary business models which can be leveraged to build an enterprise of greater value than the sum of its parts.  In accordance with ASC 350, this goodwill will be tested for impairment annually or more frequently if certain indicators of impairment are present.

6.  STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense related to employee stock options, restricted stock awards and employee stock purchases recognized (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Costs and expenses
Direct cost of services	$42	$60
Network and infrastructure	415	364
Sales and marketing	1,832	2,168
Product research and development	925	735
General and administrative	2,361	2,634
Stock-based compensation included in costs and expenses	$5,575	$5,961

7. INCOME TAXES

The provision (benefit) for income taxes is composed of the following (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Current tax expense (benefit):
United States	$1,538	$(122)
International	(617)	1,162
Total current provision for income taxes	$921	$1,040

Tax Rate	(8.8)%	18.0%

As of March 31, 2013, we had U.S. federal tax loss carryforwards of approximately $26.7 million and state tax loss carryforwards of $44.3 million to offset future taxable income. The tax losses consist of U.S. federal net operating losses of $16.9 million and acquired U.S. federal net operating losses of $9.8 million as well as state net operating losses of $42.0 million and acquired state net operating losses of $2.3 million. The U.S. federal tax loss carryforwards expire in the years 2025 through 2032, while the state tax loss carryforwards expire in the years 2014 through 2032. As of March 31, 2013, we also had foreign tax loss carryforwards of approximately $9.0 million. The foreign tax loss carryforwards do not expire under current law.

On a quarterly basis, we assess whether a valuation allowance for net operating loss carryforwards and other deferred tax assets is needed. Based on accounting guidance, we concluded during the 2013 first quarter’s evaluation that the accounting rules require us to maintain a valuation allowance against our net U.S. tax assets. At March 31, 2013, the Company had a valuation allowance on approximately $11.3 million of U.S. deferred tax assets related to operating losses and $31.3 million of deferred tax assets related to other U.S. tax attributes. We also have a valuation allowance on all of our foreign net operating losses of approximately $2.3 million. Any future release of this valuation allowance will reduce expense.

As of March 31, 2013, we had $11.4 million of unrecognized tax benefits, excluding related interest.  All of these unrecognized tax benefits would affect our effective tax rate if recognized.  As of March 31, 2013, we had approximately $1.0 million of accrued interest related to uncertain tax positions.  Due to the potential resolution of examinations currently being performed by taxing authorities and the expiration of various statutes of limitation, it is reasonably possible that the balance of our gross unrecognized tax benefits may change within the next twelve months by a range of zero to $2.5 million.

8. COMMITMENTS AND CONTINGENCIES

Litigation

DDR Holdings, LLC (DDR Holdings) has brought a claim against us and several other defendants regarding U.S. Patents Nos. 6,629,135 (“the ‘135 patent”), 6,993,572 (“the ‘572 patent”), and 7,818,399 (“the ‘399 Patent”), which are owned by DDR Holdings. These patents claim e-commerce outsourcing systems and methods relating to the provision of outsourced e-commerce support pages having a common look and feel with a host’s website. The case was filed in the U.S. District Court for the Eastern District of Texas on January 31, 2006 seeking injunctive relief, declaratory relief, damages and attorneys’ fees. We denied infringement of any valid claim of the patents-in-suit, and asserted counter-claims seeking a judicial declaration that the patents are invalid and not infringed. After a delay due to DDR Holdings’ request for re-examination of the ‘135 and ‘572 patents, in October 2010 the Court granted DDR Holdings’ unopposed motion to lift the stay in the litigation. Digital River and DDR concluded discovery and pre-trial depositions in August 2012. Digital River filed a pre-trial motion for summary judgment in this matter in September 2011, which was denied by the court on October 3, 2012.  In pre-trial motions, DDR dropped its claims against Digital River with respect to the ‘135 and ‘399 patent.  On October 12, 2012, the jury found in favor of the plaintiff on the infringement claim in connection with the ‘572 patent and awarded damages of $750,000 (versus plaintiff’s demand of $10.2 million).  As of April 22, 2013, the court has not yet entered judgment on the jury’s verdict or ruled on Digital River’s post-trial motions.  Digital River is in the process of weighing options, including appeal. During the third quarter of 2012, full settlement of the awarded damages (exclusive of interest which may be awarded by the court) was accrued for on the “Other accrued liabilities” line of the Consolidated Balance Sheets and the “General and administrative” line of the Consolidated Statements of Operations.

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

Third parties have from time-to-time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We have been notified of several potential patent disputes, and expect that we will increasingly be subject to patent infringement claims as our services expand in scope and complexity. We have in the past been forced to litigate such claims. We may also become more vulnerable to third-party claims as laws, such as those related to privacy and online commerce the Digital Millennium Copyright Act, the Lanham Act and the Communications Decency Act are enacted by legislatures and interpreted by the courts, and as we expand geographically into jurisdictions where the underlying laws with respect to the potential liability of online intermediaries like ourselves are either unclear or less favorable. These claims, whether meritorious or not, could be time consuming and costly to resolve, cause service upgrade delays, require expensive changes in our methods of doing business, or could require us to pay damages or enter into costly royalty or licensing agreements.

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

Commitments and Guarantees

At certain times, we enter into agreements where a letter of credit is required to ensure payment of future obligations by counterparties, such as our credit card processors and international taxing jurisdictions.  Upon withdrawal, we are obligated to fund the executor bank on demand.  We have not set aside specific funds to cover this potential obligation as we can generally recover these costs from our clients.  If drawn upon, we expect to fund this commitment with cash and cash equivalents.  There were $0.6 million and $3.6 million in undrawn letters of credit as of March 31, 2013 and December 31, 2012, respectively.

9. DEBT

2010 Senior Convertible Notes

On November 1, 2010, we sold and issued $345.0 million in aggregate principal amount of senior convertible notes (2010 Notes), in a private, unregistered offering. The 2010 Notes are unsecured obligations and rank equally with all of our existing and future senior unsecured debt.  The 2010 Notes were sold at their total principal amount. The 2010 Notes bear interest at the rate of 2.00% per annum from the date of issuance, payable semi-annually on May 1 and November 1, commencing on May 1, 2012.  The 2010 Notes will mature, unless earlier repurchased, redeemed or converted in accordance with their terms, on November 1, 2030.

We began repurchasing our 2010 senior convertible notes in the open market in the fourth quarter of 2012. For the three months ended March 31, 2013, we repurchased $1.4 million of the 2010 Notes in the open market at an average price of 98.1% of par. For the three months ended March 31, 2013, the net gain on extinguishment of debt was immaterial, which is the net of the gain on sale offset by the write-off of debt issuance costs. As of December 31, 2012, we repurchased $43.9 million of the 2010 Notes in the open market at an average price of 98.5% of par. Notes repurchased are deemed to be extinguished for accounting purposes.

Holders have the right to convert some or all of the 2010 Notes at any time prior to the maturity date into shares of our common stock at the initial conversion rate of 20.3537 shares per $1,000 in principal amount of the 2010 Notes, which is equal to an initial conversion price of approximately $49.13 per share. At the initial conversion rate, assuming the conversion of all $299.8 million in aggregate principal amount, the 2010 Notes may be converted into approximately 6,101,022 shares of our common stock. We will adjust the conversion price if certain events occur, as specified in the related indenture, such as the issuance of our common stock as a dividend or distribution or the occurrence of a stock subdivision or combination.  If we undergo certain types of fundamental changes, as defined in the indenture, on or before November 1, 2015, we will be required to pay a fundamental change make-whole premium on 2010 Notes converted in connection with such make-whole fundamental change by increasing the conversion rate. The amount of the fundamental change make-whole premium, if any, will be based on our common stock price and the effective date of the make-whole fundamental change.

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

10. BUSINESS COMBINATIONS

Acquisitions completed in 2013

On January 10, 2013 we acquired 100% of the capital stock of LML Payment Systems, Inc. (LML), a publically held payment service provider based in Victoria, British Columbia in an all cash transaction valued at $3.45 per share, or an aggregate purchase price of approximately $102.8 million. Acquisition and integration costs of $4.5 million were expensed as incurred, and were recorded in the line item General and administrative on our Consolidated Statement of Operations for the three months ended March 31, 2013.  LML Payment Systems is a leading provider of payment processing services to the Canadian small and medium sized business market.  This acquisition was made to broaden our online payments services to businesses of all sizes. The goodwill arising from the transaction consists primarily of synergies due the existence of an assembled workforce and synergies expected to be gained when combining the complimentary Digital River and LML Payment systems business models.  None of the goodwill recognized is expected to be deductible for income tax purposes.

The LML revenue for the period starting as of the acquisition date of January 10, 2013, and ending on March 31, 2013, was $5.7 million.  The LML net loss for the period starting as of the acquisition date of January 10, 2013, and ending on March 31, 2013, was $0.3 million.  This loss is primiarly due to integration costs and intangible amortization.

The preliminary allocation of the purchase price for the LML acquisition has been assigned to assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.  The fair value of assets acquired and liabilities assumed was based upon a preliminary valuation and our estimates and assumptions are subject to change within the measurement period.  The primary areas of the purchase price that are not yet finalized are related to accounts receivable, net, other assets, intangibles, income taxes, deferred tax accounts, other liabilities and residual goodwill.

The preliminary allocation of the purchase price is summarized in the following table (in thousands):

LML Payment Systems, Inc.
Cash and cash equivalents	$46,953
Accounts receivable, net of allowance of $190	1,366
Receivable of acquisition expenses incurred on behalf of Digital River	1,067
Customer and partner relationships	20,618
Trade names	3,567
Other intangibles	1,185
Goodwill	56,337
Other assets	4,990
Total assets acquired	136,083
Other liabilities	33,283
Total liabilities assumed	33,283
Total allocation of purchase price consideration	102,800
Less: cash acquired	(46,953)
Total purchase price, net of cash acquired	$55,847

For the LML acquisition, customer and partner relationships have a weighted average useful life of 5.0 years, trade names have a weighted average useful life of 5.0 years and other intangibles have a weighted average useful life of 4.8 years.

Information regarding our intangible assets acquired from the LML acquisition is as follows (in thousands):

	As of March 31, 2013
	Carrying Amount	Accumulated	Carrying Amount
	Gross	Amortization	Net
Customer and partner relationships	$20,618	$911	$19,707
Trade names	3,567	156	3,411
Other intangibles	1,185	61	1,124
Total	$25,370	$1,128	$24,242

Amortization expense of LML acquisition-related intangible assets was $1.1 million for the three months ended March 31, 2013.

Estimated amortization expense for the remaining life of the LML intangible assets, based on intangible assets as of March 31, 2013, is as follows (in thousands):

Year
Remainder of 2013	$3,862
2014	5,095
2015	5,095
2016	5,095
2017	5,095
Total	$24,242

Pro Forma Operating Results (Unaudited)

The unaudited pro forma financial information in the table below summarizes the combined results of operations for Digital River, Inc. and LML. The consolidated financial statements include the historical operating results of each business acquired from the date of acquisition.

The historical financial information has been adjusted to give effect to pro forma events that are directly attributable to the transaction, are factually supportable and, in the case of the pro forma results of operations, have a non-recurring impact. The pro forma results include adjustments primarily related to amortization of acquired intangible assets of $1.3 million, less elimination of LML historical intangible amortization expense of $0.2 million and income taxes benefit of $0.3 million. The following unaudited pro forma condensed results of operations for three months ended March 31, 2013, have been prepared as if the LML acquisition had occurred on January 1, 2012, (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Revenue	$114,615	$113,015
Net income (loss)	(11,073)	6,104

This pro forma financial information does not purport to represent results that would actually have been obtained if the transactions had been in effect on January 1, 2012, as applicable, or any future results that may be realized.

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

Additionally, through our Digital River World Payments subsidiary, we offer a full range of payment processing services to clients.  These services from our subsidiary in conjunction with our purchase of LML Payments Systems, Inc.,  include multiple payment methods, fraud management, tax management, cloud-based billing and other payment optimization services.

Current Period Results and Outlook

For the quarter ended March 31, 2013, we recorded a net loss of $11.4 million or $0.35 per share compared to net income of $4.7 million or $0.14 per diluted share for the same period in the prior year.  Revenues of $113.7 million as of March 31, 2013, represent an 11.0% increase versus the same period in the prior year. Total costs and expenses as of March 31, 2013, of $133.7 million increased 40.3% compared to the same period in the prior year. As of March 31, 2013 and December 31, 2012, we had $645.4 million and $705.6 million in cash, cash equivalents and short-term investments, respectively.

Our management’s discussion and analysis includes the quarterly results of LML’s earnings starting as of the acquisition date of January 10, 2013.

We are in the early stages of a strategic transformation.  We are making substantial investments, up to $22 million in 2013, to deliver a more flexible commerce ecosystem, pursue high-impact growth markets, as well as create financial capacity that will drive growth and improved operating margins over time.

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

Results of Operations

LML Acquisition

On January 10, 2013 we acquired all of the capital stock of LML Payment Systems, Inc., a publically held payment service provider based in Victoria, British Columbia in an all cash transaction valued at $3.45 per share, or an aggregate purchase price of approximately $102.8 million. The inclusion of LML’s financial results since the acquisition date represent an increase to our operations in the three months ended March 31, 2013 when compared to the same period in the prior year.

Reclassifications

Certain items in the prior year’s Consolidated Statements of Operations have been reclassified for comparative purposes to conform to the current year presentation.  Historically, we have reported payment processing fees, chargebacks, and directly related personnel expenses within the “Sales and marketing” and “General and administrative” line items.  We have reclassified these expenses to the “Direct cost of services” line as these costs are associated directly with services rendered.  For the three months ended March 31, 2012, we have reclassified $14.3 million previously reported as “Sales and marketing” and $0.5 million previously reported as “General and administrative” to “Direct cost of services”.  The reclassifications did not have an effect on reported consolidated net income (loss).

The following table sets forth certain items from our Consolidated Statements of Operations as a percentage of total revenue for the periods indicated:

	Three Months Ended
	March 31,
	2013	2012
Revenue	100.0%	100.0%
Costs and expenses (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	20.2	18.0
Network and infrastructure	13.4	12.5
Sales and marketing	27.1	28.0
Product research and development	15.7	15.6
General and administrative	16.4	11.9
Goodwill impairment	18.7	—
Depreciation and amortization	4.4	5.2
Amortization of acquisition-related intangibles	1.7	1.8
Total costs and expenses	117.6	93.0
Income (loss) from operations	(17.6)	7.0
Interest income	0.5	1.1
Interest expense	(1.7)	(2.2)
Other income (expense), net	9.6	(0.3)
Income (loss) before income taxes	(9.2)	5.6
Income tax expense (benefit)	0.8	1.0
Net income (loss)	(10.0)%	4.6%

Revenue.  Our revenue was $113.7 million and $102.4 million for the three months ended March 31, 2013 and 2012, respectively, an increase of $11.3 million or 11.0%.

Our commerce revenues are driven primarily by global commerce and payment services provided to a wide variety of companies in the software, consumer electronics, computer games and other markets.  Commerce revenues include revenues generated from Microsoft.  All other non-commerce revenues are driven primarily by our e-mail and affiliate marketing businesses.

For the three months ended March 31, 2013, the $11.3 million increase in revenue was driven primarily by an increase in commerce revenue of $15.3 from the LML payment systems revenue and launches of new client products.  This increase was partially offset by decrease in our non-commerce and support business revenue of $4.0 million.  The LML revenue for the period starting as of the acquisition date of January 10, 2013, and ending on March 31, 2013, was $5.7 million.  International sales were approximately 47.1% of total sales in the three month period ended March 31, 2013, compared to 46.7% for the same period in the prior year.

Direct Cost of Services. Direct cost of services includes payment processing fees, chargeback expense, fraud detection and prevention, costs related to product fulfillment, backup CD production, delivery solutions and certain client-specific costs. Direct cost of service were $22.9 million for the three months ended March 31, 2013, compared to $18.4 million for the same period in the prior year.  The increase in direct cost of services is primarily related to higher revenue in the first three months of 2013 compared to the same period in the prior year.

Network and Infrastructure.  Our network and infrastructure expenses primarily include costs to operate and maintain our technology platforms, customer service, data communication and data center operations.  Network and infrastructure expenses were $15.3 million and $12.8 million for the three months ended March 31, 2013 and 2012, respectively.  The increase was mainly due to higher data communication and IT related costs related to enhancing our flexibility and stability within our commerce environments.

Sales and Marketing.  Our sales and marketing expenses include personnel and related costs, advertising, promotional and product marketing expenses, and bad debt expense.  Sales and marketing expenses were $30.8 million and $28.7 million for the three months ended March 31, 2013 and 2012, respectively.  This increase was primarily driven by corporate website redesign and branding initiatives as well as the addition of LML Payment Systems expenses.

Product Research and Development.  Our product research and development expenses include costs associated with design, development and enhancement of our technology platforms and related systems. Research and development costs are expensed as incurred, except certain internal-use software development costs eligible for capitalization and costs directly associated with preparing a client website launch eligible to be deferred and amortized over the life of the sites associated revenue streams.  These costs drive enhanced technologies and strengthen our leadership position in the markets we serve. These investments advance our global system scalability, e-marketing capabilities, data management and client reporting. Product research and development expenses were $17.8 million and $16.0 million for the three months ended March 31, 2013 and 2012, respectively.  The increase was primarily due to increased emphasis in our investment in platform stability.

General and Administrative.  Our general and administrative expenses primarily include executive, finance, human resources and other administrative workforce and other related expenses, fees for professional services, bank fees, litigation costs, insurance costs, integration costs and non-income related taxes. General and administrative expenses were $18.6 million and $12.2 million for the three months ended March 31, 2013 and 2012, respectively.  The increase was primarily related to severance, legal fees, acquisition and integration costs associated with LML Payment Systems, Inc.

Goodwill Impairment.  In December 2012, due to the deterioration in our stock price in the second half of 2012, adjustments in our forecasted revenue growth and change in our chief operating decision maker, management completed an interim impairment test and determined that the book value of the Company was in excess of fair value and a goodwill impairment was required.  In the fourth quarter 2012, we recorded a non-cash pretax goodwill impairment charge of $175.2 million, or $161.1 million after tax, relating to our single reporting unit.  The impairment charge was an estimate pending final valuation of a privately held equity security in calculating the goodwill impairment charge of $175.2 million.  As of March 31, we have determined the fair market value of the privately held equity security which we had estimated at year end and have completed our goodwill impairment analysis, recording an additional non-cash pretax goodwill impairment charge of $21.2 million, relating to our single reporting unit.

Depreciation and Amortization.  Our depreciation and amortization expenses include the depreciation of computer equipment, office furniture, the amortization of purchased and internally developed software and leasehold improvements. Computer equipment, software and furniture are depreciated under the straight-line method using three to seven year lives and leasehold improvements are amortized over the shorter of the life of the asset or the remaining length of the lease. Depreciation and amortization expense was $5.0 million and $5.3 million for the three months ended March 31, 2013 and 2012, respectively.  The decreased expenses can be attributed to assets reaching the end of their useful lives.

Amortization of Acquisition-Related Intangibles. Amortization of acquisition-related intangibles consists of the amortization of intangible assets such as customer and partner relationships, technology and trade names acquired in business combinations. Amortization of acquisition-related intangible assets was $1.9 million and $1.8 million for the three months ended March 31, 2013 and 2012, respectively.  The increase was driven primarily by the addition of intangibles associated with the purchase of LML, offset by a reduction in cost basis due to the impairment recorded in 2012 as reported in our Form 10-K.

Interest Income.  Our interest income represents the total of interest income on our cash, cash equivalents, short-term investments and certain long-term investments.  Interest income was $0.6 million and $1.1 million for the three months ended March 31, 2013 and 2012, respectively.  The decrease in interest income was due to less cash and cash equivalents and short-term investments from the acquisition of LML and stock and debt repurchases completed during the first quarter of 2013 and the fourth quarter of 2012.

Interest Expense.  Our interest expense includes the total of cash and non-cash interest expense attributable to our outstanding convertible debt. For the three months ended March 31, 2013 and 2012, interest expense was $2.0 million and $2.2 million, respectively, which included $0.4 million and $0.5 million of debt financing cost amortization, respectively. The decrease in interest expense was due to the repurchase of our senior convertible notes in the first quarter of 2013 and the fourth quarter of 2012, which bear an annual interest rate of 2.0%.

Other Income (Expense), Net. Our other income (expense), net includes foreign currency transaction gains and losses, gains and losses on investments or asset disposals, other-than-temporary impairment of investments and dividend income.  Other income (expense), net was $10.9 million and ($0.3) million for the three months ended March 31, 2013 and 2012, respectively. For the three months ended March 31, 2013 the increase is primarily driven by the sale of a cost method equity investment to a third party which resulted in a gain of $11.1 million, offset by some unfavorability of foreign currency re-measurement losses during the quarter.

Income Tax Expense.  For the three months ended March 31, 2013 and 2012, our tax expense was $0.9 million and $1.0 million, respectively.  For the three months ended March 31, 2013, our tax expense consisted of approximately $1.5 million of U.S. tax expense and $0.6 million of foreign tax benefit.  For the three months ended March 31, 2012, our tax benefit consisted of approximately $0.1 million of U.S. tax benefit and $1.1 million of foreign tax expense.  For the three months ended March 31, 2013 and 2012, the tax rate was (8.8%) and 18.0%, respectively.  The difference in tax rates was mostly due to the valuation allowance established in the fourth quarter of 2012.

Off Balance Sheet Arrangements

None.

Liquidity and Capital Resources

	Three Months Ended
	March 31,
Cash Flows (in thousands)	2013	2012
Cash provided by (used in):
Operating activities	$(10,249)	$(23,069)
Investing activities	(12,155)	(4,012)
Financing activities	(15,204)	(1,929)
Effect of exchange rate changes on cash and cash equivalents	(4,501)	7,172
Net increase (decrease) in cash and cash equivalents	$(42,109)	$(21,838)

Operating Activities

As of March 31, 2013, we had $500.7 million of cash and cash equivalents, approximately 49.8% of which are held by our international subsidiaries. If funds held by our international subsidiaries were repatriated to the U.S. we would incur a U.S. tax liability that is not currently accrued in our financial statements.  However, cash and cash equivalents held in the U.S. are sufficient to fund our current and anticipated domestic operations.  As a result, we do not anticipate any local liquidity restrictions that would preclude us from funding our expansion or operating needs and do not foresee a need to repatriate any earnings.

As of March 31, 2013 and December 31, 2012, we had $645.4 million and $705.6 million in cash, cash equivalents and short-term investments, respectively.  Excluding client payables and client receivables, we had $505.2 million and $550.4 million in net short-term liquidity as of the end of March 31, 2013 and December 31, 2012, respectively.

Our primary source of internal liquidity is our operating activities. Net cash used in operations for the three months ended March 31, 2013, of $10.2 million was primarily the result of our net loss adjusted for non-cash expenses offset by balance sheet changes such as the impairment of goodwill, gain on investment and changes in working capital such as accounts receivable.  Net cash used in operations for the three months ended March 31, 2012, of $23.1 million was primarily the result of net income adjusted for non-cash expenses offset by balance sheet changes such as a decrease in accounts payable and deferred revenue and an increase in prepaid and other assets.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2013, was $12.2 million and was the result of net cash paid for acquisitions of $55.8 million, net sales of investments of $50.7 million and purchases of equipment and capitalized software of $7.0 million. Net cash used in investing activities for the three months ended March 31, 2012, was $4.0 million and was the result of net purchases of investments of $1.6 million and purchases of equipment and capitalized software of $2.4 million.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2013, was $15.2 million. This was primarily driven by $11.2 million cash used in the repurchase of common stock, $4.0 million cash used in the repurchase of restricted stock to satisfy tax withholding obligations, repurchase of convertible senior notes of $1.3 million, and proceeds of $1.3 million were provided by the exercise of stock options.  Net cash used in financing activities for the three months ended March 31, 2012, was $1.9 million. This was primarily driven by $3.4 million cash used in the repurchase of restricted stock to satisfy tax withholding obligations and proceeds of $1.5 million were provided by the exercise of stock options.

Effect of Exchange Rate Changes

For the three months ended March 31, 2013, changes in foreign currency rates resulted in a $4.5 million decrease in our cash and cash equivalents.  The change is due to foreign currency volatility on our international entity balance sheet exposures, primarily from the euro.

Auction Rate Securities

As of March 31, 2013, we held $45.7 million of auction rate securities (ARS) at par value which we have recorded at $40.0 million fair value.  As of December 31, 2012, we held $45.8 million of ARS at par value which was recorded at

$37.0 million fair value.  The ARS are 105 — 129% over-collateralized and the underlying student loans are guaranteed by the U.S. government.  Almost all of these securities continue to fail at auction due to continued illiquid market conditions.

Due to the illiquid market conditions, we recorded a temporary fair value reduction of our ARS in the amount of $5.7 million (12.5% of par value) as of March 31, 2013, under “Accumulated other comprehensive income (loss)”, compared to a $8.8 million temporary fair value reduction as of December 31, 2012 (19.3% of par value).  In evaluating our ARS portfolio, we note sustained performance of our securities, strong parity levels, observed market redemption activity, and continued receipt of interest and penalty payments. As we expect to receive all contractual cash flows, we do not believe the unrealized losses to be credit related.  We continue to believe that we will be able to liquidate at par over time. We do not intend to sell the investments prior to recovery of their amortized cost basis nor do we believe it is more likely than not we may be required to sell the investments prior to recovery of their amortized cost basis. Accordingly, we treated the fair value decline as temporary. We anticipate we will have sufficient cash flow from operations to execute our business strategy and fund our operational needs. We believe that capital markets are also available if we need to finance other investment alternatives.

The discounted cash flow model we used to value these securities included the following assumptions:

	March 31,	December 31,
	2013	2012
Unobservable inputs
Redemption period (in years)	7.0	7.0
Credit ratings	BB+ to AAA	BB+ to AAA
Penalty coupon rate	1.0% to 1.5%	1.0% to 1.5%
Weighted average annualized yield	1.5%	1.5%
Risk adjusted discount rate	3.7% to 9.5%	3.5% to 12.3%

Management makes estimates and assumptions about the ARS, which can be sensitive to changes and effect the determination of fair value.  An increase in the length of redemption period or an increase in the discount rate assumption would decrease our fair value.  Also, a decrease in the securities’ credit ratings would decrease our fair value.

The portfolio had a weighted average maturity of 30.5 years and 30.8 years as of March 31, 2013 and December 31, 2012, respectively.

We classify our ARS as Level 3 long-term investments until we receive a call or partial call on the securities.  Upon receipt of a call or partial call, we classify the securities subject to the call or partial call, as Level 1 short term investments. As of March 31, 2013 and December 31, 2012, our entire ARS portfolio was classified as Level 3 long-term investments. In the three months ended March 31, 2013, we liquidated $0.1 million of ARS due to partial calls at par.  During the year ended December 31, 2012, we liquidated $25.7 million of ARS due to full calls, partial calls or sales at par. The amount of Level 3 assets as a percentage of total assets measured at fair value on a recurring basis was 5.8% and 5.0% as of March 31, 2013 and December 31, 2012, respectively.

Commitments and Guarantees

At certain times, we enter into agreements where a letter of credit is required to ensure payment of future obligations by counterparties, such as our credit card processors and international taxing jurisdictions.  Upon withdrawal, we are obligated to fund the executor bank on demand.  We have not set aside specific funds to cover this potential obligation as we can generally recover these costs from our clients.  If drawn upon, we expect to fund this commitment with cash and cash equivalents.  There were $0.6 million and $3.6 million in undrawn letters of credit at March 31, 2013 and December 31, 2012, respectively.

Application of Critical Accounting Policies

Critical Accounting Estimates and Policies

A detailed description of our significant accounting policies can be found in our most recent Annual Report filed on Form 10-K for the fiscal year ended December 31, 2012.  There was no material changes in significant accounting policies during the quarter ended March 31, 2013.

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

At March 31, 2013, we had long-term debt of $308.6 million associated with our Senior Convertible Notes, which are fixed rate instruments.  The market value of our long-term debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.

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

Transaction Exposure

The Company enters into short-term foreign currency forward contracts to offset the foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies.  Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in current earnings in “Other income (expense), net”. Foreign currency transaction gains and losses were a loss of $0.2 million and $0.3 million in the three months ended March 31, 2013 and 2012, respectively.

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

Other Market Risks

Investments in Auction Rate Securities

At March 31, 2013, we held approximately $45.7 million of ARS at par.  In light of current conditions in the ARS market as described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in this Quarterly Report on Form 10-Q, we may incur temporary unrealized losses, or other-than-temporary realized losses, in the future if we are unable to recover the investment principal in our ARS.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a — 15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013.  The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on their evaluation of our disclosure controls and procedures as of March 31, 2013, our Chief Executive Officer and our Chief Financial Officer concluded that as of that date, our disclosure controls were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a — 15(f) and 15d — 15(f) under the Exchange Act) during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we currently deem immaterial also may impair our business operations. Our business, financial condition or results of operations could be materially adversely affected by any of these risks and the value of our common stock could decline due to any of these risks, and you could lose all or part of the money you paid to buy our common stock. The following discussion of our risk factors should be read in conjunction with the consolidated financial statements and related notes thereto, and management’s discussion and analysis, contained in this report, and the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2012.  Our business is also subject to general risks and uncertainties that affect many other companies. In addition, the current global economic climate amplifies many of these risks.

This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Factors that may affect our revenues, operating results, continued growth, and our stock price include the risks described elsewhere in this section, as well as the following:

•                  Client Development and Retention. We generate revenue by providing services to a wide variety of companies, primarily in the software and high-tech products markets. Therefore, it is important to our ongoing success that we maintain our key client relationships and, at the same time, both develop new client relationships and increase the number and type of products offered through our services. If we cannot successfully market our products and services, develop and maintain satisfactory relationships with software and digital products publishers, manufacturers of consumer electronics and other goods, online retailers and online channel partners on acceptable commercial terms, or if clients elect to end their relationships with us and we are unable to generate sufficient additional revenue to compensate for the loss of those relationships, we will likely experience a decline in revenue and operating profit. New product verticals or market segments, and further penetration of existing product verticals and market segments, may require us to work with companies which have a limited operating history or greater risks than more established companies. This may result in the engagement with clients and offering of products which are subject to higher chargeback rates or legal exposure and may generally expose us to greater legal and/or business risk. We may not be able to fully anticipate, mitigate or control all such risks. In the event claims are brought against us in connection with products offered by clients, especially clients with a limited operating history, weak sales, or who are or may become insolvent or bankrupt, we may not be successful in seeking indemnification for such claims from such clients and may be ultimately responsible for such claims. In the event a client becomes insolvent or bankrupt, we may not be successful in obtaining and retaining all amounts owed to us by that client, and the client may cease offering products for sale through our commerce services resulting in a decline in revenue and operating profit.

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

•                  In addition, a limited number of our other software and physical goods clients contribute a large portion of our annual revenue. If any one of these key contracts is not renewed or otherwise terminates, or if revenues from these clients decline for any other reason (such as competitive developments), our revenue would decline and our ability to sustain profitability would be impaired. For example, please see the risk factor below regarding the impact that may result from a termination of Microsoft’s e-commerce agreement with us.

•                  Dependence on Key Personnel and Employee Turnover. Our future success significantly depends on our ability to continue to identify, attract, hire, train, retain and motivate highly skilled personnel, including the continued services and performance of our senior management. Competition for these personnel is intense, particularly in the Internet industry. Our performance also depends on our ability to retain and motivate our key technical and other employees who are skilled in maintaining our proprietary technology platforms and business offerings. The loss of the services of any of our executive officers or other key employees could harm our business if we are unable to effectively replace that officer or employee, or if that person should decide to join a competitor or otherwise directly or indirectly compete with us. Employee turnover may also increase in light of the risks, uncertainties, expenses, delays and difficulties associated with operating a business in a relatively rapidly changing industry and environment. Effective February 28, 2013, Digital River’s board of directors appointed David C. Dobson as chief executive officer and elected him to the Board of Directors of the Company. Mr. Dobson, age 50, has been a self-employed business consultant and private investor since July 2012.  He served as Executive Vice President and Group Executive, Customer Solutions Group for CA, Inc. (CA), a leading enterprise information technology management software and solutions company, from July 2010 to July 2012, where he was responsible for managing CA’s broad portfolio of products and solutions for mainframe, distributed and cloud computing environments. Prior to joining CA, Mr. Dobson served as Executive Vice President and Chief Strategy and Innovation Officer of Pitney Bowes Inc. (Pitney Bowes), a manufacturer of software and hardware and a provider of services related to documents, packaging, mailing and shipping, where he was responsible for leading the development of the company’s long-term strategy from June 2008 to July 2009.  In addition, he also served as President of Pitney Bowes Management Services, Inc., a wholly owned subsidiary of Pitney Bowes Inc., from August 2009 to July 2010.  Prior to joining Pitney Bowes, he was Chief Executive Officer of Corel Corporation, a computer software company specializing in graphics processing, from 2005 to 2008.  Before joining Corel Corporation, Mr. Dobson spent 19 years at IBM, where he held a number of senior management positions.

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

•                  Infrastructure. The introduction by us of new websites, web stores or services, new features and functionality, our utilization of new third-party Infrastructure-as-a-Service (IaaS), Platform-as-a-Service (PaaS), and Software-as-a-Service (SaaS) “cloud” computing services, and the continued upgrading, development and maintenance of our systems and infrastructure to meet emerging market needs, support 24x7 online commerce, leverage technical innovations, and remain competitive in our service and product offerings, may require a substantial investment of our resources and result in significant capital expenditures and operating costs and expose us to additional risk and legal liability despite efforts to control such risks and liabilities.

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

The market price for our common stock has varied between a high of $15.18 and a low of $13.77 in the three months ended March 31, 2013. This volatility may affect the price at which you could sell your common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors; variations in our quarterly operating results from our expectations or those of securities analysts or investors; downward revisions in estimates by us or security analysts; and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.

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

Sales of products for one client, Microsoft, accounted for approximately 35.5% of our revenue in the first quarter of 2013. In addition, a limited number of other software and physical goods clients contribute a large portion of our annual revenue.  If any one of these key contracts is not renewed or otherwise terminates, or if revenues from these clients decline for any other reason (such as competitive developments), our revenue would decline and our ability to sustain profitability would be impaired.  We recently amended our contract with Microsoft to extend the term through March 1, 2014.  If our contract with Microsoft is not renewed, renegotiated or otherwise extended, or if revenues from Microsoft decline for any other reason, our revenue and our ability to sustain profitability could be materially adversely impaired.

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

Our business is subject to various laws, rules and regulations in the U.S. and other countries where we provide payments-related services, including those laws, rules and regulations governing money transmission, export and sanctions compliance, electronic funds transfers, terrorist financing, money laundering, and consumer protection.  The legal and regulatory requirements that apply to our business vary in the markets in which we operate.  For our payment service provider business, we may be required to perform “know-your-customer” and other underwriting responsibilities, and may be subject to fines, penalties, financial reserves, or other enforcement actions from banks and payment card networks if we fail to detect improper use of our payment systems by our clients.  While we have a compliance program focused on compliance with applicable laws, rules and regulations, we cannot ensure that we will not become subject to fines, penalties or other enforcement actions in one or more jurisdictions, or be required to make changes to our business practices or compliance programs to comply in the future.  If we were found to be in violation of laws, rules or regulations, or bank or card network rules or operating procedures, we could become subject to liability and/or additional restrictions, forced to cease doing business or restrict the payment types we can offer in certain states or jurisdictions, forced to change business practices, or required to obtain additional licenses or regulatory approvals that could impose a substantial cost on us.  We may not be able to pass such liabilities, fines and penalties to our clients or bank partners.  Any change to our business practices that reduces the attractiveness of our services to our clients or restricts our ability to offer our services may materially adversely affect the revenues and operating results for our business.

Our business is subject to online security risks, including security breaches.

Our business depends in large part on the secure transmission of confidential information over public networks, including customers’ credit card and other payment account information, and the secure storage of confidential information. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary for secure transmission of confidential information, such as customer credit and debit card numbers. While we take significant steps to protect the security of confidential information in our possession, we cannot guarantee our security measures will prevent security breaches, or that future advances in computer and software capabilities and encryption technology, new cryptography tools and discoveries, and other events will enable us to prevent the breach or compromise of our security even if implemented by us. Further, the technology utilized in credit and debit cards, and the systems used for the transmission of payment card transactions, are controlled by the payment card industry, and vulnerabilities in these systems and technology can place payment card data at risk. Our servers are vulnerable to computer viruses, physical or electronic break-ins, “denial of service” attacks, and similar disruptions.  Because techniques used to disable or impair systems, obtain unauthorized access to systems, or engage in other breaches of security change rapidly and are often not recognized until utilized against a target, we may be unable to anticipate these techniques or prevent them.

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

As we generate a significant portion of our revenues outside the U.S. but report our financial results in U.S. dollars, we are exposed to adverse movements in currency exchange rates.  Sales outside the United States accounted for approximately 47.3% of our total sales in the first quarter of 2013. A significant portion of our cash and marketable securities are held in non-U.S domiciled countries, primarily Ireland and Germany. The results of operations of, and certain of our intercompany balances associated with, our internationally focused websites are exposed to foreign exchange rate fluctuations. Upon translation, net sales and other operating results from our international operations may differ materially from expectations, and we may record significant gains or losses on the re-measurement of intercompany balances. If the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions will result in increased net revenues and operating expenses. Similarly, our net revenues and operating expenses will decrease if the U.S. dollar strengthens against foreign currencies, for example, as a result of the ongoing sovereign debt crisis in Europe. As we have expanded our international operations, our exposure to exchange rate fluctuations has become more pronounced. We may enter into short-term currency forward contracts to offset the foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. The use of such hedging activities may not offset more than a portion of the adverse financial impact resulting from unfavorable movements in foreign exchange rates.

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

We utilize, and may increase our utilization of, third-party Infrastructure-as-a-Service (IaaS), Platform-as-a-Service (PaaS), and Software-as-a-Service (SaaS) offerings, commonly referred to as “cloud” computing services.  We also utilize third parties to support other aspects of our business operations, such as bandwidth providers, data center services, and fulfillment providers.  While we seek to implement contractual obligations and indemnities in our agreements with our global cloud providers and other third party providers, we may not be successful in obtaining contractual terms sufficient to mitigate all risks.  Problems faced by our third-party cloud computing and service providers, or our other third party providers, including technological or business-related disruptions and security breaches within a provider’s service layer, could result in the loss or unauthorized disclosure of confidential information or otherwise adversely impact our business. In addition, fires, floods, earthquakes, power losses, telecommunications failures, break-ins and similar events could damage these third party systems, facilities and hardware or cause them to fail completely. A disrupting event could result in prolonged downtime of our operations and could adversely affect our business.

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

Our future effective tax rates could be favorably or unfavorably affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or their interpretation. As of March 31, 2013, we had net deferred tax liabilities of $6.3 million. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our results of operations and financial condition.

Additional valuation allowances may be needed as we may not generate sufficient taxable income to utilize our deferred income tax assets.

We periodically assess whether it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets and establish valuation allowances if it is not likely we will realize our deferred income tax assets. In making this determination, we consider all available positive and negative evidence and make certain assumptions. We consider, among other things, our deferred tax liabilities, the overall business environment, our historical financial results, and potential current and future tax planning strategies. At March 31, 2013, the Company had net deferred tax liabilities of $6.3 million.  This amount includes a valuation allowance on approximately $11.3 million of deferred tax assets related to operating losses and $31.3 million of deferred tax assets related to other tax attributes as we believe it is more likely than not that these deferred tax assets will not be realized. We also have a valuation allowance on all of our foreign net operating losses of approximately $2.3 million. Our assessment is ongoing and may conclude that we require additional valuation allowances in the future.  Any release of the valuation allowance would reduce income tax expense.

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

We plan to offer certain of our product and service offerings on a modular basis. Offering product and services on a modular basis may require increases in costs of technology, marketing and business operations, and in the complexity of our business.  This may place additional strain on our technical, operational and financial resources, and there can be no assurance that we will be able to manage or execute these plans effectively. Our personnel, systems, procedures and controls may not be adequate to effectively manage our future operations, especially as we seek to offer certain aspects of our products and services as standalone product and service offerings to clients and to implement a “go-to-market” strategy for our modular offerings. We have not fully evaluated the market opportunity and demand for the use of our products and services on a modular basis.  As we implement our plan, we may incur additional expenses without a corresponding increase in revenue.  If we fail to effectively manage and execute our plans to modularize our product and service offerings, or fail to adequately market and generate demand for our modular offerings, we may not be able to successfully compete with other providers and may not be successful in generating additional revenue, which could harm our operating results and financial condition.

Our international expansion efforts may not be successful in generating additional revenue.

We sell products and services to consumers outside the United States and we intend to continue expanding our international presence. As of March 31, 2013, our sales to international consumers represented approximately 47.3% of our total sales. Continued expansion into international markets, particularly the European and Asia-Pacific regions, requires significant resources that we may fail to recover through generating additional revenue. Conducting business internationally is subject to risks that may have a material adverse effect on our ability to increase or maintain foreign sales, including:

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

From time to time we are notified of potential patent disputes, and expect that we will increasingly be subject to the assertion of patent infringement claims against us and/or our customers as our services expand in scope and complexity. We have been, and from time-to-time may be, named as a defendant in lawsuits claiming that we have, in some way, violated the intellectual property rights of others. For example, we were named as a defendant in a patent litigation in the United States District Court for the Eastern District of Texas brought against us and various other defendants by DDR Holdings, LLC, seeking injunctive and monetary relief. On October 12, 2012, the jury found in favor of the plaintiff on the infringement claim and awarded damages of $750,000.  We are in the process of weighing options, including appeal.  See Item I, Note 8 for additional information on the DDR Holdings litigation and other claims against us.

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

As of March 31, we have determined the fair market value of the privately held equity security which we had estimated at year end and have completed our goodwill impairment analysis, recording an additional non-cash pretax goodwill impairment charge of $21.2 million, relating to our single reporting unit. These goodwill charges are included as a separate operating expense line item, “Goodwill impairment” in our Consolidated Statement of Operations.  The tax benefit was offset by our current period tax valuation allowance.  A blended income and market approach was used to determine the fair value of our sole reporting unit and associated impairment charges.  The application of goodwill impairment tests requires management judgment for many of the inputs.  Key assumptions included in the impairment test included our revenue growth rate, discount rate assumptions, and estimates of our future cash flows.  Changes in these estimates could result in additional impairment of goodwill in a future period.  The impairment charge reflects our view of anticipated risks based on our expectations of market and general economic conditions.  As of March 31, 2013, we had goodwill with an indefinite life of $141.4 million from our acquisitions. In the future, if our goodwill is determined for any reason to be impaired, the subsequent accounting of the impaired portion as an expense would lower our earnings. In January 2008, we adopted new FASB guidance that requires the reporting of assets at fair value defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of assets can shift significantly and can cause a permanent or temporary impairment.

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

The U.S. and other global economies continue to experience slow recovery from the recent recession that affected the economy as a whole, resulting in continued issues with the pace of economic growth, loss of consumer confidence and uncertainty about economic stability, and increased unemployment. U.S. and foreign credit and financial markets continue to experience instability, resulting in increased volatility in the stock market and reduced availability of credit. The U.S. continues to face budgetary issues and constraints which may result in a failure to raise the “debt ceiling” and austerity measures such as automatic sequesters, cuts in government spending and programs, increased taxes, and other related actions or inactions by the U.S. government. Other countries and economies continue to experience adverse effects of sovereign debt crises and related austerity measures.  These issues may cause a cascading effect impacting other countries and economies.  Our revenue and growth is dependent on the continued growth in demand for our clients’ products and the continued growth of Internet commerce, and depends significantly on geopolitical economic and business conditions. The continuing effects of instability in the credit and financial markets, general economic conditions, and the approach to addressing debt crises and austerity measures in the U.S. and other countries may continue to negatively impact our business and our clients, demand for our clients products, and consumer spending, such as causing delays in new product introductions, changes in client’s outsourcing behavior, increasing our difficulty in collecting client receivables, and increasing the risk of client bankruptcies and/or interruption or cessation of business, which may have a negative impact on our business, operating results and financial condition. These factors could have a negative and adverse impact on companies with which we do business, which in turn could have a negative and adverse effect on our business.  Continuing geopolitical instability in certain countries and regions may affect consumer spending behavior in those countries and regions. Instability in the credit and equity markets increases the risk that the actual amounts realized in the future on our financial instruments and investments may significantly differ from the fair values currently assigned to them. If macroeconomic and market conditions affecting us or our clients remain uncertain, weaken further, or otherwise fail to improve, they may have a material adverse effect on our business, operating results, financial condition and stock price.

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

As of March 31, 2013, we held $45.7 million of auction rate securities (ARS) at par value which we have recorded at $40.0 million fair value.  The ARS are over-collateralized and the underlying student loans are guaranteed by the U.S. government. These securities are BB+ to AAA rated and almost all continue to fail at auction due to continued illiquid market conditions.

Due to the illiquid market conditions, we recorded a temporary fair value reduction of our ARS in the amount of $5.7 million (12.5% of par value) as of March 31, 2013, under “Accumulated other comprehensive income (loss)”.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding the Company’s stock repurchases during the three months ended March 31, 2013.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan (in millions)
January 1, 2013 - January 31, 2013	—	$—	—	$97.6
February 1, 2013 - February 28, 2013	165,080	$14.60	165,080	$95.2
March 1, 2013 - March 31, 2013	596,733	$14.70	596,733	$86.4
Total	761,813		761,813

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

Date:	May 10, 2013	DIGITAL RIVER, INC.

	By:	/s/ Stefan B. Schulz

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
101

The following financial information from Digital River, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.*

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