Form 10-Q
period 2013-06-30
DIGITAL RIVER INC /DE
filed 2013-08-06
CIK 1062530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

The number of shares of common stock outstanding at July 1, 2013, was 34,251,416 shares.

DIGITAL RIVER, INC.

 Form 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

DIGITAL RIVER, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(Unaudited)
	June 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$422,847	$542,851
Short-term investments	147,351	162,794
Accounts receivable, net of allowance of $6,159 and $5,400	64,787	60,656
Deferred tax assets	416	457
Prepaid expenses and other	34,092	33,714
Total current assets	669,493	800,472

Property and equipment, net	56,200	53,265
Goodwill	138,307	108,960
Intangible assets, net of accumulated amortization of $94,765 and $91,059	33,747	11,718
Long-term investments	52,575	71,735
Deferred income taxes	888	1,724
Other assets	2,942	4,342
TOTAL ASSETS	$954,152	$1,052,216

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$134,553	$205,377
Accrued payroll	14,140	11,630
Deferred revenue	13,550	13,426
Other accrued liabilities	61,717	51,640
Total current liabilities	223,960	282,073

NON-CURRENT LIABILITIES
Senior convertible notes	304,555	309,909
Other liabilities	23,146	18,236
Total non-current liabilities	327,701	328,145
TOTAL LIABILITIES	551,661	610,218

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	0	0
Common stock, $.01 par value; 120,000,000 shares authorized; 50,023,146 and 48,941,402 shares issued	500	489
Treasury stock at cost; 15,771,730 and 13,581,889 shares	(404,220)	(368,721)
Additional paid-in capital	751,898	737,499
Retained earnings	63,664	75,901
Accumulated other comprehensive income (loss)	(9,351)	(3,170)
Total stockholders’ equity	402,491	441,998
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$954,152	$1,052,216

See accompanying notes to consolidated financial statements.

DIGITAL RIVER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$92,471	$90,774	$206,164	$193,217
Costs and expenses (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	17,585	16,125	40,525	34,547
Network and infrastructure	14,490	12,932	29,751	25,689
Sales and marketing	27,222	27,204	58,056	55,932
Product research and development	18,156	15,416	35,955	31,419
General and administrative	14,293	11,414	32,921	23,584
Goodwill impairment	—	—	21,249	—
Depreciation and amortization	5,088	4,950	10,118	10,289
Amortization of acquisition-related intangibles	2,283	1,743	4,211	3,592
Total costs and expenses	99,117	89,784	232,786	185,052
Income (loss) from operations	(6,646)	990	(26,622)	8,165
Interest income	780	996	1,376	2,135
Interest expense	(1,964)	(2,254)	(3,942)	(4,494)
Other income (expense), net	6,100	1,030	17,014	733
Income (loss) before income taxes	(1,730)	762	(12,174)	6,539
Income tax expense (benefit)	(858)	562	63	1,602
Net income (loss)	$(872)	$200	$(12,237)	$4,937

Net income (loss) per share - basic	$(0.03)	$0.01	$(0.37)	$0.15
Net income (loss) per share - diluted	$(0.03)	$0.01	$(0.37)	$0.15

Shares used in per-share calculation - basic	32,478	33,453	32,816	33,629
Shares used in per-share calculation - diluted	32,478	33,561	32,816	33,821

See accompanying notes to consolidated financial statements.

DIGITAL RIVER, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$(872)	$200	$(12,237)	$4,937
Other comprehensive income (loss):
Unrealized foreign currency translation gain (loss)	(20)	(17,702)	(8,225)	(7,697)
Unrealized gain (loss) on investments	(406)	(3,256)	3,097	(6,287)
Tax benefit (expense)	(1,052)	1,087	(1,053)	2,629
Other comprehensive income (loss)	(1,478)	(19,871)	(6,181)	(11,355)
Comprehensive income (loss)	$(2,350)	$(19,671)	$(18,418)	$(6,418)

See accompanying notes to consolidated financial statements.

DIGITAL RIVER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Six Months Ended
	June 30,
	2013	2012
OPERATING ACTIVITIES
Net income (loss)	$(12,237)	$4,937
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of acquisition-related intangibles	4,211	3,592
Provision for doubtful accounts	928	900
Depreciation and amortization	10,118	10,289
Impairment of goodwill	21,249	—
Debt issuance cost amortization	855	987
Amortization of investment premiums	1,524	—
Loss on sale of equipment	69	—
Gain on sale of investment	(17,526)	—
Stock-based compensation expense	11,954	12,192
Excess tax benefits from stock-based compensation	—	(103)
Deferred and other income taxes	(1,765)	48
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(9,577)	(8,434)
Prepaid and other assets	1,843	(5,598)
Accounts payable	(70,292)	(72,606)
Deferred revenue	(1,460)	4,917
Income tax payable	175	2,061
Other accrued liabilities	(4,000)	(5,029)
Net cash provided by (used in) operating activities	(63,931)	(51,847)

INVESTING ACTIVITIES
Purchases of investments	(53,243)	(80,602)
Sales of investments	66,847	88,501
Cash received for cost method investments	39,636	—
Cash paid for acquisitions, net of cash received	(55,843)	—
Purchases of equipment and capitalized software	(13,167)	(6,150)
Net cash provided by (used in) investing activities	(15,770)	1,749

FINANCING ACTIVITIES
Repurchase of convertible senior notes	(5,354)	—
Exercise of stock options	1,273	1,509
Sales of common stock under employee stock purchase plan	1,183	1,300
Repurchase of common stock	(31,238)	(20,242)
Repurchase of restricted stock to satisfy tax withholding obligation	(4,261)	(3,530)
Excess tax benefits from stock-based compensation	—	103
Net cash provided by (used in) financing activities	(38,397)	(20,860)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,906)	(4,693)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(120,004)	(75,651)
CASH AND CASH EQUIVALENTS, beginning of period	542,851	497,193
CASH AND CASH EQUIVALENTS, end of period	$422,847	$421,542

SUPPLEMENTAL DISCLOSURES
Cash paid for interest on senior convertible notes	$3,068	$3,505
Cash paid for income taxes	$1,357	$1,867

See accompanying notes to consolidated financial statements.

1. BASIS OF PRESENTATION

The unaudited consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which in our opinion are necessary to fairly state our consolidated financial position, results of operations and cash flows for the periods presented.  These consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2013, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2013. The December 31, 2012, information was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles (GAAP) in the United States.

Summary of Significant Accounting Policies

A detailed description of our significant accounting policies can be found in our most recent Annual Report filed on Form 10-K for the fiscal year ended December 31, 2012.  There was no material changes in significant accounting policies during the quarter ended June 30, 2013.

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

Our payment processing revenues are derived from one-time set-up fees, monthly gateway fees, and transaction fees paid to us by merchants. Transaction fees are recognized in the period in which the transaction occurs. Gateway fees are monthly subscription fees charged to our merchant customers for the use of our payment processor integrations and are recognized in the period in which the service is provided. Set-up fees represent one-time charges for initiating our processing services. Although these fees are generally paid at the commencement of the agreement, they are recognized ratably over the estimated average life of the merchant relationship.

Restricted Cash

Restricted cash consists of cash and cash equivalents that are held in escrow accounts or restricted by agreements with third parties for a particular purpose.  Restricted cash and cash equivalents are included in current assets under “Prepaid expenses and other” on our Consolidated Balance Sheets, and are recorded at fair value.  As of June 30, 2013 and December 31, 2012, we had $2.6 million and $0.4 million of restricted cash, respectively.

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

Software Development

Costs to develop software for internal use are required to be capitalized and amortized over the estimated useful life of the software. For the three months ended June 30, 2013 and 2012, we capitalized $0.5 million and $1.5 million related to software development, respectively.  For the six months ended June 30, 2013 and 2012, we capitalized $1.0 million and $2.8 million related to software development, respectively.  This capitalization is primarily related to the development of our new commerce functionality and platform enhancements.

Goodwill

We complete our goodwill impairment analysis on an annual basis or more frequently if events or circumstances occur that would more likely than not reduce the fair value of the reporting unit below its carrying amount. As we only have one operating segment, goodwill is evaluated based on a single reporting unit. In December 2012, due to the deterioration in our stock price in the second half of 2012, adjustments in our forecasted revenue growth and change in our chief operating decision maker, management completed an interim impairment test and determined that the book value of the Company was in excess of fair value and a goodwill impairment was required.  In the fourth quarter 2012, we recorded a non-cash pretax goodwill impairment charge of $175.2 million, or $161.1 million after tax, relating to our single reporting unit.  The impairment charge was an estimate pending final valuation of a privately held equity security in calculating the goodwill impairment charge of $175.2 million.

During the first quarter of 2013, we determined the fair market value of the privately held equity security, which we had estimated at year end, and completed our goodwill impairment analysis. As a result of our analysis we recorded an additional non-cash pretax goodwill impairment charge of $21.2 million relating to our single reporting unit. These goodwill charges are included as a separate operating expense line item, “Goodwill impairment” in our Consolidated Statements of Operations.  The tax benefit was offset by our current period tax valuation allowance.  A blended income and market approach was used to determine the fair value of our sole reporting unit and associated impairment charges.  The application of goodwill impairment tests requires management judgment for many of the inputs.  Key assumptions included in the impairment test included our revenue growth rate, discount rate assumptions, and estimates of our future cash flows.  Changes in these estimates could result in additional impairment of goodwill in a future period.  The impairment charge reflects our view of anticipated risks based on our expectations of market and general economic conditions.  See Note 5 — Goodwill for further details.

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

The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax, by component for the period ended June 30, 2013 (in thousands):

	Foreign currency translation adjustment	Unrealized gain (loss) on investments	Total
Balance as of December 31, 2012	$2,565	$(5,735)	$(3,170)
Other comprehensive income before reclassifications	(8,225)	2,040	(6,185)
Amount reclassified from accumulated other comprehensive income (loss)	—	4	4
Net current period other comprehensive income (loss)	(8,225)	2,044	(6,181)
Balance as of June 30, 2013	$(5,660)	$(3,691)	$(9,351)

The following table summarizes the reclassifications out of accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2013 (in thousands):

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the Consolidated Statement of Operations
Realized gains (losses) on investments
	$6	Other income (expense), net
	(2)	Income tax benefit (expense)
	$4	Net income (loss)

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

We are exposed to market risk from changes in foreign currency exchange rates.  Our primary risk is the effect of foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating sales and expenses.  We are also exposed to financial risk related to exchange rate translation losses (or gains) associated with economic interests that are denominated in a foreign currency.  The risk of translation losses due to foreign exchange volatility is partially mitigated by the use of foreign exchange forward contracts with maturities of less than three months.  These derivative transactions are not designated as hedges and are adjusted to fair value each period through “Other income (expense), net” in our Consolidated Statements of Operations. The principal exposures mitigated were euro, pound sterling, Danish krone, Swedish kronor, Brazilian real and Australian dollar currencies.  For the three and six months ended June 30, 2013 and 2012, the gain/loss on derivative settlements was immaterial.  The notional amounts held at period end and the underlying gain/loss were determined to be immaterial when compared to our overall cash and cash equivalents and the net income (loss) reported for the respective periods.

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

Reclassifications

Certain items in the prior year’s Consolidated Statements of Operations have been reclassified for comparative purposes to conform to the current year presentation.  Historically, we have reported payment processing fees, chargebacks, and directly related personnel expenses within the “Sales and marketing” and “General and administrative” line items.  We have reclassified these expenses to the “Direct cost of services” line as these costs are associated directly with services rendered.  For the three and six months ended June 30, 2012, we have reclassified $12.6 million and $26.9 million, respectively, previously reported as “Sales and marketing” and $0.4 million and $0.9 million, respectively, previously reported as “General and administrative” to “Direct cost of services”.  The reclassifications did not have an effect on reported consolidated net income (loss).

2. NET INCOME (LOSS) PER SHARE

The following table summarizes the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income (loss) per share - basic
Net income (loss) - basic	$(872)	$200	$(12,237)	$4,937
Weighted average shares outstanding - basic	32,478	33,453	32,816	33,629
Net income (loss) per share - basic	$(0.03)	$0.01	$(0.37)	$0.15

Net income (loss) per share - diluted
Net income (loss) - basic	$(872)	$200	$(12,237)	$4,937
Exclude: Interest expense and amortized financing cost of convertible senior notes, net of tax benefit	—	—	—	—
Net income (loss) - diluted	$(872)	$200	$(12,237)	$4,937

Weighted average shares outstanding - basic	32,478	33,453	32,816	33,629
Dilutive impact of non-vested stock and options outstanding	—	108	—	192
Dilutive impact of 2004 senior convertible notes	—	—	—	—
Weighted average shares outstanding - diluted	32,478	33,561	32,816	33,821
Net income (loss) per share - diluted	$(0.03)	$0.01	$(0.37)	$0.15

For the three and six months ended June 30, 2013, 260,614 and 331,017, respectively, incremental shares, related to dilutive securities were not included in the diluted net income (loss) per share calculation because the Company reported a loss for both periods.  Incremental shares related to dilutive securities have an anti-dilutive impact on net income (loss) per share when a net loss is reported and therefore are not included in the calculation.

Options to purchase 825,134 and 1,496,936 shares for the three months ended June 30, 2013 and 2012, respectively, and 825,134 and 1,496,936 shares for the six months ended June 30, 2013 and 2012, respectively, were not included in the computation of diluted net income (loss) per share because their effect on diluted net income (loss) per share would have been anti-dilutive.

The unissued shares underlying our 2004 senior convertible notes, 199,828 weighted average shares for the three and six months ended June 30, 2013, were excluded for the purposes of calculating GAAP diluted net income (loss) per share, because their effect on diluted net income (loss) per share would have been anti-dilutive.  The unissued shares underlying our 2010 senior convertible notes, 6,076,419 and 7,022,027 weighted average shares for the three months ended June 30, 2013 and 2012, respectively, and 6,096,519 and 7,022,027 weighted average shares for the six months ended June 30, 2013 and 2012, respectively,were excluded for the purposes of calculating GAAP diluted net income (loss) per share, because their effect on diluted net income (loss) per share would have been anti-dilutive.

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

The following table sets forth by level within the fair value hierarchy, our financial assets that were accounted for at fair value on a recurring basis at June 30, 2013 and December 31, 2012, (in thousands), according to the valuation techniques we used to determine their fair values. There have been no transfers of assets between the fair value hierarchies presented below:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Balance as of June 30, 2013
Cash and cash equivalents	$422,847	$422,847	$—	$—
Restricted cash	2,637	2,637	—	—
Commercial paper	2,654	2,654	—	—
U.S. government sponsored entities	11,978	—	11,978	—
Corporate bonds	132,299	132,299	—	—
Asset-backed securities	420	—	420	—
Market basis equity investments	1,949	1,949	—	—
Auction rate securities	40,146	—	—	40,146
Total assets measured at fair value	$614,930	$562,386	$12,398	$40,146

Balance as of December 31, 2012
Cash and cash equivalents	$542,851	$542,851	$—	$—
Restricted cash	351	351	—	—
U.S. government sponsored entities	28,110	—	28,110	—
Corporate bonds	128,622	128,622	—	—
Asset-backed securities	6,062	—	6,062	—
Market basis equity investments	1,694	1,694	—	—
Auction rate securities	37,001	—	—	37,001
Total assets measured at fair value	$744,691	$673,518	$34,172	$37,001

The following table is a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3 inputs) (in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	Short-term	Long-term
	Investments	Investments	Total
Balance as of December 31, 2011	$—	$65,338	$65,338
Total unrealized gains (losses) included in other comprehensive income	—	(2,637)	(2,637)
Purchases	—	—	—
Issuances	—	—	—
Settlements	—	(25,700)	(25,700)
Transfers in and/or out of Level 3	—	—	—
Balance as of December 31, 2012	$—	$37,001	$37,001
Total unrealized gains (losses) included in other comprehensive income	—	3,245	3,245
Purchases	—	—	—
Issuances	—	—	—
Settlements	—	(100)	(100)
Transfers in and/or out of Level 3	—	—	—
Balance as of June 30, 2013	$—	$40,146	$40,146

The following methods and assumptions were used to estimate the fair value of each class of financial instrument. There have been no changes in the valuation techniques used by the Company to fair value our financial instruments:

Cash and Cash equivalents.  Consist of cash on hand in bank deposits, highly liquid investments, primarily high grade commercial paper and money market accounts, all with original maturities of three months or less. The fair value was measured using quoted market prices and is classified as Level 1.  The carrying amount approximates fair value.

Restricted Cash.  Consists of cash and cash equivalents that are held in escrow accounts or restricted by agreements with third parties for a particular purpose.  The carrying amount approximates fair value and is classified as Level 1.

Commercial Paper. Consist of primarily high grade commercial paper.  The fair value of these investments was measured using quoted market prices and is classified as Level 1.  The contractual maturity of these investments is within one year.

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

Auction Rate Securities.  As of June 30, 2013, we held $45.7 million of auction rate securities (ARS) at par value which we have recorded at fair value of $40.1 million.  As of December 31, 2012, we held $45.8 million of ARS at par value which was recorded at fair value of $37.0 million.  The ARS are 105 — 134% over-collateralized and the underlying student loans are guaranteed by the U.S. government.  Almost all of these securities continue to fail at auction due to continued illiquid market conditions.

Due to the illiquid market conditions, we recorded a temporary fair value reduction of our ARS in the amount of $5.6 million (12.2% of par value) as of June 30, 2013, under “Accumulated other comprehensive income (loss)”, compared to a $8.8 million temporary fair value reduction as of December 31, 2012 (19.3% of par value).  In evaluating our ARS portfolio, we note sustained performance of our securities, strong parity levels, observed market redemption activity, and continued receipt of interest and penalty payments. As we expect to receive all contractual cash flows, we do not believe the unrealized losses to be credit related.  We continue to believe that we will be able to liquidate at par over time. We do not intend to sell the investments prior to recovery of their amortized cost basis nor do we believe it is more likely than not we may be required to sell the investments prior to recovery of their amortized cost basis. Accordingly, we treated the fair value decline as temporary. We anticipate we will have sufficient cash flow from operations to execute our business strategy and fund our operational needs. We believe that capital markets are also available if we need to finance other investment alternatives.

The discounted cash flow model we used to value these securities included the following assumptions:

	June 30,	December 31,
	2013	2012
Unobservable inputs
Redemption period (in years)	7.0	7.0
Credit ratings	BB+ to AAA	BB+ to AAA
Penalty coupon rate	1.0% to 1.5%	1.0% to 1.5%
Weighted average annualized yield	1.5%	1.5%
Risk adjusted discount rate	4.4% to 10.2%	3.5% to 12.3%

Management makes estimates and assumptions about the ARS, which can be sensitive to changes and effect the determination of fair value.  An increase in the length of redemption period or an increase in the discount rate assumption would decrease our fair value.  Also, a decrease in the securities’ credit ratings would decrease our fair value.

The portfolio had a weighted average maturity of 30.3 years and 30.8 years as of June 30, 2013 and December 31, 2012, respectively.

We classify our ARS as Level 3 long-term investments until we receive a call or partial call on the securities.  Upon receipt of a call or partial call, we classify the securities subject to the call or partial call, as Level 1 short term investments. As of June 30, 2013 and December 31, 2012, our entire ARS portfolio was classified as Level 3 long-term investments. In the six months ended June 30, 2013, we liquidated $0.1 million of ARS due to partial calls at par.  During the year ended December 31, 2012, we liquidated $25.7 million of ARS due to full calls, partial calls or sales at par. The amount of Level 3 assets as a percentage of total assets measured at fair value on a recurring basis was 6.5% and 5.0% as of June 30, 2013 and December 31, 2012, respectively.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances including evidence of impairment.  For the six months ended June 30, 2013, other than the impairment disclosed in Note 5 — Goodwill, we had no significant fair value adjustments of assets or liabilities on a nonrecurring basis subsequent to their initial recognition.  The inputs used in the goodwill impairment fair value calculations fall within Level 3 inputs due to the significant unobservable inputs used to determine the fair value.

4.  INVESTMENTS

As of June 30, 2013 and December 31, 2012, our available-for-sale securities consisted of the following (in thousands):

			Gross Unrealized Losses			Maturities/Reset Dates
		Gross Unrealized	Less than 12	Greater than 12		Less than 12	Greater than 12
	Cost	Gains	Months	Months	Fair Value	Months	Months
Balance as of June 30, 2013
Commercial paper	$2,654	$—	$—	$—	$2,654	$2,654	$—
U.S. government sponsored entities	12,002	1	(25)	—	11,978	11,978	—
Corporate bonds	132,091	331	(123)	—	132,299	71,938	60,361
Asset-backed securities	420	—	—	—	420	420	—
Market basis equity investments	1,949	—	—	—	1,949	—	1,949
Auction rate securities	45,725	—	—	(5,579)	40,146	—	40,146
Total available-for-sale securities	$194,841	$332	$(148)	$(5,579)	$189,446	$86,990	$102,456

Balance as of December 31, 2012
U.S. government sponsored entities	$28,103	$7	$—	$—	$28,110	$28,110	$—
Corporate bonds	128,035	587	—	—	128,622	51,094	77,528
Asset-backed securities	6,058	4	—	—	6,062	6,062	—
Market basis equity investments	1,694	—	—	—	1,694	—	1,694
Auction rate securities	45,825	—	—	(8,824)	37,001	—	37,001
Total available-for-sale securities	$209,715	$598	$—	$(8,824)	$201,489	$85,266	$116,223

We consider the fair value decline of our investments in U.S. government sponsored entities, corporate bonds and auction rate securities to be temporary, as we do not intend to sell the investments and it is not likely that we will be required to sell the investments before recovery of their amortized cost basis. See Note 3 — Fair Value Measurements, regarding the fair value decline in auction rate securities.

Realized gains or losses on investments are recorded in our Consolidated Statements of Operations within “Other income (expense), net”.  As of June 30, 2013 and December 31, 2012, our proceeds on sales of investments equaled par value. Upon the sale of a security classified as available for sale, the amount reclassified out of “Accumulated other comprehensive income (loss)” into earnings is based on the specific identification method.

As of June 30, 2013 and December 31, 2012, our cost method equity investments were $10.5 million and $33.0 million, respectively, and are included under “Long-term investments” on the Consolidated Balance Sheets.  During the first quarter of 2013, we sold a cost method equity investment to a third party and recorded a gain of $11.1 million. During the second quarter of 2013, we received additional funds based on our sales agreement and as a result we recorded a gain of $6.5 million on the line item “Other income (expense), net” in our Consolidated Statements of Operations.  Based on future events, we may receive up to $3.1 million of additional sale proceeds.  We have concluded that these additional funds represent contingent gains and have not accounted for them in our consolidated financial statements in accordance with U.S. GAAP.  We have evaluated our cost method equity investments for impairment as of June 30, 2013 and we are not aware of any facts or circumstances that would indicate a decline in the fair value of these investments below their carrying value.

5.  GOODWILL

Goodwill

We complete our goodwill impairment analysis on an annual basis or more frequently if events or circumstances occur that would more likely than not reduce the fair value of the reporting unit below its carrying amount. As we only have one operating segment, goodwill is evaluated based on a single reporting unit. In December 2012, due to the deterioration in our stock price in the second half of 2012, adjustments in our forecasted revenue growth and change in our chief operating decision maker, management completed an interim impairment test and determined that the book value of the Company was in excess of fair value and a goodwill impairment was required.  In the fourth quarter 2012, we recorded a non-cash pretax goodwill impairment charge of $175.2 million, or $161.1 million after tax, relating to our single reporting unit.  The impairment charge was an estimate pending final valuation of a privately held equity security in calculating the goodwill impairment charge of $175.2 million.

During the first quarter of 2013, we determined the fair market value of the privately held equity security, which we had estimated at year end, and completed our goodwill impairment analysis. As a result of our analysis we recorded an additional non-cash pretax goodwill impairment charge of $21.2 million relating to our single reporting unit. These goodwill charges are included as a separate operating expense line item, “Goodwill impairment” in our Consolidated Statements of Operations.  The tax benefit was offset by our current period tax valuation allowance.  A blended income and market approach was used to determine the fair value of our sole reporting unit and associated impairment charges.  The application of goodwill impairment tests requires management judgment for many of the inputs.  Key assumptions included in the impairment test included our revenue growth rate, discount rate assumptions, and estimates of our future cash flows.  Changes in these estimates could result in additional impairment of goodwill in a future period.  The impairment charge reflects our view of anticipated risks based on our expectations of market and general economic conditions.

The changes in the net carrying amount of goodwill for the periods ended June 30, 2013 and December 31, 2012 are as follows (in thousands):

		Accumulated
		Impairment
	Goodwill	Total	Total
Balance as of December 31, 2011	$281,858	$—	$281,858
Disposal of goodwill	(254)	—	(254)
Impairment losses	—	(175,241)	(175,241)
Adjustments from foreign currency translation	2,597	—	2,597
Balance as of December 31, 2012	$284,201	$(175,241)	$108,960
Goodwill from acquisitions	54,319	—	54,319
Impairment losses	—	(21,249)	(21,249)
Adjustments from foreign currency translation	(3,723)	—	(3,723)
Balance as of June 30, 2013	$334,797	$(196,490)	$138,307

Goodwill from acquisitions for the six months ended June 30, 2013 is related to the acquisition of LML Payment Systems, Inc. (LML).  Factors that contributed to the recognition of goodwill from the LML acquisition include synergies due to an assembled workforce and existence of complimentary business models which can be leveraged to build an enterprise of greater value than the sum of its parts.  In accordance with ASC 350, this goodwill will be tested for impairment annually or more frequently if certain indicators of impairment are present.  See Note 10 — Business Combinations for further details regarding the LML acquisition.

6.  STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense related to employee stock options, restricted stock awards and employee stock purchases recognized (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Costs and expenses
Direct cost of services	$47	$58	$89	$118
Network and infrastructure	327	368	742	732
Sales and marketing	1,799	2,129	3,631	4,297
Product research and development	846	953	1,771	1,688
General and administrative	3,360	2,723	5,721	5,357
Stock-based compensation included in costs and expenses	$6,379	$6,231	$11,954	$12,192

7. INCOME TAXES

The provision (benefit) for income taxes is composed of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Current tax expense (benefit):
United States	$(102)	$1,471	$1,436	$1,349
International	(756)	(909)	(1,373)	253
Total current provision for income taxes	$(858)	$562	$63	$1,602

Tax Rate	49.6%	73.8%	(0.5)%	24.5%

As of June 30, 2013, we had U.S. federal tax loss carryforwards of approximately $26.7 million and state tax loss carryforwards of $44.3 million to offset future taxable income. The tax losses consist of U.S. federal net operating losses of $16.9 million and acquired U.S. federal net operating losses of $9.8 million as well as state net operating losses of $42.0 million and acquired state net operating losses of $2.3 million. The U.S. federal tax loss carryforwards expire in the years 2025 through 2032, while the state tax loss carryforwards expire in the years 2014 through 2032. As of June 30, 2013, we also had foreign tax loss carryforwards of approximately $9.0 million. The foreign tax loss carryforwards do not expire under current law.

On a quarterly basis, we assess whether a valuation allowance for net operating loss carryforwards and other deferred tax assets is needed. Based on accounting guidance, we concluded during the 2013 second quarter’s evaluation that the accounting rules require us to maintain a valuation allowance against our net U.S. tax assets. At June 30, 2013, the Company had a valuation allowance on approximately $11.3 million of U.S. deferred tax assets related to operating losses and $31.3 million of deferred tax assets related to other U.S. tax attributes. We also have a valuation allowance on all of our foreign net operating losses of approximately $2.3 million. Any future release of this valuation allowance will reduce expense.

As of June 30, 2013, we had $12.1 million of unrecognized tax benefits, including related interest.  All of these unrecognized tax benefits would affect our effective tax rate if recognized.  As of June 30, 2013, we had approximately $1.5 million of accrued interest related to uncertain tax positions.  Due to the potential resolution of examinations currently being performed by taxing authorities and the expiration of various statutes of limitation, it is reasonably possible that the balance of our gross unrecognized tax benefits may change within the next twelve months by a range of zero to $2.5 million.

8. COMMITMENTS AND CONTINGENCIES

Litigation

DDR Holdings, LLC (DDR Holdings) brought a claim against us and several other defendants regarding U.S. Patents Nos. 6,629,135 (“the ‘135 patent”), 6,993,572 (“the ‘572 patent”), and 7,818,399 (“the ‘399 Patent”), which are owned by DDR Holdings. These patents claim e-commerce outsourcing systems and methods relating to the provision of outsourced e-commerce support pages having a common look and feel with a host’s website. The case was filed in the U.S. District Court for the Eastern District of Texas on January 31, 2006 seeking injunctive relief, declaratory relief, damages and attorneys’ fees. We denied infringement of any valid claim of the patents-in-suit, and asserted counter-claims seeking a judicial declaration that the patents are invalid and not infringed. After a delay due to DDR Holdings’ request for re-examination of the ‘135 and ‘572 patents, in October 2010 the Court granted DDR Holdings’ unopposed motion to lift the stay in the litigation. Digital River and DDR concluded discovery and pre-trial depositions in August 2012. In pre-trial motions, DDR dropped its claims against Digital River with respect to the ‘135 and ‘399 patent.  On October 12, 2012, the jury found in favor of the plaintiff on the infringement claim in connection with the ‘572 patent and awarded damages of $0.8 million (versus plaintiff’s demand of $10.2 million).  On June 20, 2013, the court denied Digital River’s post-trial motions and entered judgment in the amount of $1.1 million (which amount includes pre-judgment interest), plus costs and post-judgment interest.  Digital River has filed its notice of appeal. During the third quarter of 2012, initial full settlement of the awarded damages (exclusive of interest which may be awarded by the court) was accrued for on the “Other accrued liabilities” line of the Consolidated Balance Sheets and the “General and administrative” line of the Consolidated Statements of Operations.  The accrued amount was adjusted to $1.1 million during the second quarter of 2013 to reflect the award of pre-judgment interest.

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

Commitments and Guarantees

At certain times, we enter into agreements where a letter of credit is required to ensure payment of future obligations by counterparties, such as our credit card processors and international taxing jurisdictions.  Upon withdrawal, we are obligated to fund the executor bank on demand.  We have not set aside specific funds to cover this potential obligation as we can generally recover these costs from our clients.  If drawn upon, we expect to fund this commitment with cash and cash equivalents.  There were $0.5 million and $3.6 million in undrawn letters of credit as of June 30, 2013 and December 31, 2012, respectively.

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

We began repurchasing our 2010 senior convertible notes in the open market in the fourth quarter of 2012. For the three and six months ended June 30, 2013, we repurchased $4.0 million and $5.4 million, respectively, of the 2010 Notes in the open market at an average price of 99.1% of par and 98.8% of par, respectively. For the three and six months ended June 30, 2013, the net gain on extinguishment of debt was immaterial, which is the net of the gain on sale offset by the write-off of debt issuance costs. As of December 31, 2012, we repurchased $43.9 million of the 2010 Notes in the open market at an average price of 98.5% of par. Notes repurchased are deemed to be extinguished for accounting purposes.

Holders have the right to convert some or all of the 2010 Notes at any time prior to the maturity date into shares of our common stock at the initial conversion rate of 20.3537 shares per $1,000 in principal amount of the 2010 Notes, which is equal to an initial conversion price of approximately $49.13 per share. At the initial conversion rate, assuming the conversion of all $295.8 million in aggregate principal amount, the 2010 Notes may be converted into approximately 6,019,607 shares of our common stock. We will adjust the conversion price if certain events occur, as specified in the related indenture, such as the issuance of our common stock as a dividend or distribution or the occurrence of a stock subdivision or combination.  If we undergo certain types of fundamental changes, as defined in the indenture, on or before November 1, 2015, we will be required to pay a fundamental change make-whole premium on 2010 Notes converted in connection with such make-whole fundamental change by increasing the conversion rate. The amount of the fundamental change make-whole premium, if any, will be based on our common stock price and the effective date of the make-whole fundamental change.

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

As of June 30, 2013, the fair value of our $295.8 million 2010 senior convertible notes was valued at $294.8 million based on the quoted fair market value of the debt.  As of December 31, 2012, the fair value of our $301.1 million 2010 senior convertible notes was valued at $285.3 million based on the quoted fair market value of the debt.  Debt is classified as a level 3 fair value measurement.  We determine fair value based on the market approach.

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

As of June 30, 2013 and December 31, 2012, the fair value of our $8.8 million 1.25% 2004 senior convertible notes was valued at $8.7 million and $8.6 million, respectively, based on the quoted fair market value of the debt.  Debt is classified as a level 3 fair value measurement.  We determine fair value based on the market approach.

10. BUSINESS COMBINATIONS

On January 10, 2013 we acquired 100% of the capital stock of LML Payment Systems, Inc., a publically held payment service provider with operations in Victoria, British Columbia in an all cash transaction valued at $3.45 per share, or an aggregate purchase price of approximately $102.8 million. Acquisition and integration costs of $0.3 million and $4.8 million were expensed as incurred, and were recorded in the line item General and administrative on our Consolidated Statements of Operations for the three and six months ended June 30, 2013, respectively.  LML is a leading provider of payment processing services to the Canadian small and medium sized business market.  This acquisition was made to broaden our online payments services to businesses of all sizes. The goodwill arising from the transaction consists primarily of synergies due the existence of an assembled workforce and synergies expected to be gained when combining the complimentary Digital River and LML business models.  None of the goodwill recognized is expected to be deductible for income tax purposes.

For the three months ended June 30, 2013, LML revenue was $6.5 million and net income was $0.9 million. LML revenue for the period starting as of the acquisition date of January 10, 2013, and ending on June 30, 2013, was $12.1 million.  LML net income for the period starting as of the acquisition date of January 10, 2013, and ending on June 30, 2013, was $0.6 million.

The preliminary allocation of the purchase price for the LML acquisition has been assigned to assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.  The fair value of assets acquired and liabilities assumed was based upon a preliminary valuation and our estimates and assumptions are subject to change within the measurement period.  During the three months ended June 30, 2013, the acquisition date fair value of intangible assets was increased $2.6 million, which resulted in a corresponding increase in deferred tax liabilities of $0.6 million and a decrease in residual goodwill of $2.0 million.  The primary areas of the purchase price that are not yet finalized as of June 30, 2013 are related to accounts receivable, other assets, intangibles, income taxes, deferred tax accounts, other liabilities and residual goodwill.

The preliminary allocation of the purchase price is summarized in the following table (in thousands):

LML Payment Systems, Inc.
Cash and cash equivalents	$46,957
Accounts receivable	1,366
Receivable of acquisition expenses incurred on behalf of Digital River	1,068
Customer and partner relationships	23,230
Trade names	3,567
Other intangibles	1,185
Goodwill	54,319
Other assets	4,841
Total assets acquired	136,533
Other liabilities	33,733
Total liabilities assumed	33,733
Total allocation of purchase price consideration	102,800
Less: cash acquired	(46,957)
Total purchase price, net of cash acquired	$55,843

For the LML acquisition, customer and partner relationships have a weighted average useful life of 5.0 years, trade names have a weighted average useful life of 5.0 years and other intangibles have a weighted average useful life of 4.8 years.

Information regarding our intangible assets acquired from the LML acquisition is as follows (in thousands):

	As of June 30, 2013
	Carrying Amount	Accumulated	Carrying Amount
	Gross	Amortization	Net
Customer and partner relationships	$23,230	$2,220	$21,010
Trade names	3,567	341	3,226
Other intangibles	1,185	134	1,051
Total	$27,982	$2,695	$25,287

Amortization expense of LML acquisition-related intangible assets was $1.6 million and $2.7 million for the three and six months ended June 30, 2013 respectively.

Estimated amortization expense for the remaining life of the LML intangible assets, based on intangible assets as of June 30, 2013, is as follows (in thousands):

Year
Remainder of 2013	$2,835
2014	5,613
2015	5,613
2016	5,613
2017	5,613
Total	$25,287

Pro Forma Operating Results (Unaudited)

The unaudited pro forma financial information in the table below summarizes the combined results of operations for Digital River, Inc. and LML. The consolidated financial statements include the historical operating results of each business acquired from the date of acquisition.

The historical financial information has been adjusted to give effect to pro forma events that are directly attributable to the transaction, are factually supportable and, in the case of the pro forma results of operations, have a nonrecurring impact. For the three and six months ended June 30, 2013, the pro forma results include adjustments primarily related to amortization of acquired intangible assets of $1.5 million and $2.8 million, respectively, less elimination of LML historical intangible amortization expense of $0.2 million and $0.3 million, respectively, and income taxes benefit of $0.3 million and $0.6 million, respectively. The following unaudited pro forma condensed results of operations for three and six months ended June 30, 2013, have been prepared as if the LML acquisition had occurred on January 1, 2012, (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue	$93,393	$96,387	$207,086	$209,402
Net income (loss)	(580)	(483)	(11,945)	5,621

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

Additionally, through our Digital River World Payments subsidiary, we offer a full range of payment processing services to clients.  These services from our subsidiary in conjunction with our purchase of LML, include multiple payment methods, fraud management, tax management, cloud-based billing and other payment optimization services.

Current Period Results and Outlook

For the three months ended June 30, 2013, we recorded a net loss of $0.9 million or ($0.03) per share compared to net income of $0.2 million or $0.01 per diluted share for the same period in the prior year.  Revenues of $92.5 million for the three months ended June 30, 2013, represent a 1.9% increase versus the same period in the prior year as additional revenue from our LML acquisition offsets lower non-commerce and support business revenue and the continuing impact of client attrition on commerce revenue. The level of client attrition and its impact on revenue was consistent with our expectations and previous communications.

Total costs and expenses for the three months ended June 30, 2013, of $99.1 million increased 10.4% compared to the same period in the prior year. As of June 30, 2013 and December 31, 2012, we had $570.2 million and $705.6 million in cash, cash equivalents and short-term investments, respectively.

Our management’s discussion and analysis includes the quarterly results of LML’s earnings starting as of the acquisition date of January 10, 2013.

We continue to be in the early stages of a strategic transformation.  We are making substantial investments, up to $22 million in 2013, with continuing investments into 2014, to deliver a more flexible commerce ecosystem, pursue high-impact growth markets, as well as create financial capacity that will drive growth and improved operating margins over time.

Other

On May 8, 2012, we entered into with Microsoft Corporation (“Microsoft”), in the ordinary course of business, the Third Omnibus Amendment to the Microsoft Operations Digital Distribution Agreement (the “Third Omnibus Amendment”). The Third Omnibus Amendment extends the term of Microsoft Operations Digital Distribution Agreement to a date no earlier than March 1, 2014. Additionally, the Third Omnibus Amendment allowed for the expansion of the business relationship pursuant to which we have and continue to build, host and manage the Microsoft Store, an e-commerce store that supports the sale and fulfillment of Microsoft and third party software as well as consumer electronics products, to customers throughout the world. In addition, pursuant to the Third Omnibus Amendment, we continue to act as a reseller of Microsoft products.

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

Results of Operations

LML Acquisition

On January 10, 2013 we acquired all of the capital stock of LML Payment Systems, Inc., a publically held payment service provider with operations in Victoria, British Columbia in an all cash transaction valued at $3.45 per share, or an aggregate purchase price of approximately $102.8 million. The inclusion of LML’s financial results since the acquisition date represent an increase to our operations in the six months ended June 30, 2013 when compared to the same period in the prior year.

Reclassifications

Certain items in the prior year’s Consolidated Statements of Operations have been reclassified for comparative purposes to conform to the current year presentation.  Historically, we have reported payment processing fees, chargebacks, and directly related personnel expenses within the “Sales and marketing” and “General and administrative” line items.  We have reclassified these expenses to the “Direct cost of services” line as these costs are associated directly with services rendered.  For the three and six months ended June 30, 2012, we have reclassified $12.6 million and $26.9 million, respectively, previously reported as “Sales and marketing” and $0.4 million and $0.9 million, respectively, previously reported as “General and administrative” to “Direct cost of services”.  The reclassifications did not have an effect on reported consolidated net income (loss).

The following table sets forth certain items from our Consolidated Statements of Operations as a percentage of total revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	19.0	17.8	19.7	17.9
Network and infrastructure	15.7	14.2	14.4	13.3
Sales and marketing	29.4	30.0	28.2	28.9
Product research and development	19.6	17.0	17.4	16.2
General and administrative	15.5	12.6	16.0	12.2
Goodwill impairment	—	—	10.3	—
Depreciation and amortization	5.5	5.5	4.9	5.3
Amortization of acquisition-related intangibles	2.5	1.9	1.9	1.9
Total costs and expenses	107.2	98.9	112.8	95.8
Income (loss) from operations	(7.2)	1.1	(12.8)	4.2
Interest income	0.8	1.1	0.7	1.1
Interest expense	(2.1)	(2.5)	(1.9)	(2.3)
Other income (expense), net	6.6	1.1	8.3	0.4
Income (loss) before income taxes	(1.9)	0.8	(5.9)	3.4
Income tax expense (benefit)	(0.9)	0.6	—	0.8
Net income (loss)	(0.9)%	0.2%	(5.9)%	2.6%

Revenue.  Our revenue was $92.5 million for the three months ended June 30, 2013, compared to $90.8 million for the same period in the prior year, an increase of $1.7 million or 1.9%. For the six months ended June 30, 2013, revenue totaled $206.2 million, an increase of $13.0 million, or 6.7%, from revenue of $193.2 million for the same period in the prior year.

Our commerce revenues are driven primarily by global commerce and payment services provided to a wide variety of companies in the software, consumer electronics, computer games and other markets.  Commerce revenues include revenues generated from Microsoft.  All other non-commerce revenues are driven primarily by our e-mail and affiliate marketing businesses.

For the three months ended June 30, 2013, the $1.7 million increase in revenue was driven primarily by an increase in commerce revenue of $6.5 million related to LML.  This increase was partially offset by a decrease of $0.2 million in our commerce business and a decrease of $4.6 million in our non-commerce and support business revenue.  For the six months ended June 30, 2013, the $13.0 million increase in revenue was driven primarily by increases in commerce revenue of $12.1 million from LML and $9.5 million from launches of new client products.  These increases were partially offset by a decrease in our non-commerce and support business revenue of $8.6 million.  LML revenue for the period starting as of the acquisition date of January 10, 2013, and ending on June 30, 2013, was $12.1 million.

International sales were approximately 49.3% and 48.1% of total sales in the three and six month periods ended June 30, 2013, compared to 46.7% and 46.7% for the same periods in the prior year.

Direct Cost of Services. Direct cost of services includes payment processing fees, chargeback expense, fraud detection and prevention, costs related to product fulfillment, backup CD production, delivery solutions and certain client-specific costs. Direct cost of service were $17.6 million for the three months ended June 30, 2013, compared to $16.1 million for the same period in the prior year.  Direct cost of service expenses were $40.5 million for the six months ended June 30, 2013, compared to $34.5 million for the same period in the prior year. The increase in direct cost of services is primarily related to higher revenue in the first six months of 2013 compared to the same period in the prior year.

Network and Infrastructure.  Our network and infrastructure expenses primarily include costs to operate and maintain our technology platforms, customer service, data communication and data center operations.  Network and infrastructure expenses were $14.5 million and $12.9 million for the three months ended June 30, 2013 and 2012, respectively.  Network and infrastructure expenses were $29.8 million and $25.7 million for the six months ended June 30, 2013 and 2012, respectively.  The increase was mainly due to higher data communication and IT related costs related to enhancing our flexibility and stability within our commerce environments.

Sales and Marketing.  Our sales and marketing expenses include personnel and related costs, advertising, promotional and product marketing expenses, and bad debt expense.  Sales and marketing expenses were flat year over year in the second quarter; $27.2 million and $27.2 million for the three months ended June 30, 2013 and 2012, respectively.  Sales and marketing expenses were $58.1 million and $55.9 million for the six months ended June 30, 2013 and 2012, respectively.  The increase year-to-date was driven by additional first quarter 2013 expenses primarily related to corporate website redesign and branding initiatives as well as the addition of LML expenses.

Product Research and Development.  Our product research and development expenses include costs associated with design, development and enhancement of our technology platforms and related systems. Research and development costs are expensed as incurred, except certain internal-use software development costs eligible for capitalization and costs directly associated with preparing a client website launch eligible to be deferred and amortized over the life of the sites associated revenue streams.  These costs drive enhanced technologies and strengthen our leadership position in the markets we serve. These investments advance our global system scalability, e-marketing capabilities, data management and client reporting. Product research and development expenses were $18.2 million and $15.4 million for the three months ended June 30, 2013 and 2012, respectively. Product research and development expenses were $36.0 million and $31.4 million for the six months ended June 30, 2013 and 2012, respectively. The increase was primarily due to increased emphasis in our investment in platform stability.

General and Administrative.  Our general and administrative expenses primarily include executive, finance, human resources and other administrative workforce and other related expenses, fees for professional services, bank fees, litigation costs, insurance costs, integration costs and non-income related taxes. General and administrative expenses were $14.3 million and $11.4 million for the three months ended June 30, 2013 and 2012, respectively.  General and administrative expenses were $32.9 million and $23.6 million for the six months ended June 30, 2013 and 2012, respectively. The increase in the first quarter of 2013 was primarily related to severance, legal fees, and acquisition and integration costs associated with LML.  The increase in the second quarter of 2013 was primarily related to strategic consulting expenses associated with business process transformation plans.

Goodwill Impairment.  In December 2012, due to the deterioration in our stock price in the second half of 2012, adjustments in our forecasted revenue growth and change in our chief operating decision maker, management completed an interim impairment test and determined that the book value of the Company was in excess of fair value and a goodwill impairment was required.  In the fourth quarter 2012, we recorded a non-cash pretax goodwill impairment charge of $175.2 million, or $161.1 million after tax, relating to our single reporting unit.  The impairment charge was an estimate pending final valuation of a privately held equity security in calculating the goodwill impairment charge of $175.2 million.  During the first quarter of 2013, we determined the fair market value of the privately held equity security which we had estimated at year end and completed our goodwill impairment analysis, recording an additional non-cash pretax goodwill impairment charge of $21.2 million, relating to our single reporting unit.

Depreciation and Amortization.  Our depreciation and amortization expenses include the depreciation of computer equipment, office furniture, leasehold improvements, and the amortization of purchased and internally developed software. Computer equipment, software and furniture are depreciated under the straight-line method using three to seven year lives and leasehold improvements are amortized over the shorter of the life of the asset or the remaining length of the lease. Depreciation and amortization expense was $5.1 million and $5.0 million for the three months ended June 30, 2013 and 2012, respectively.  Depreciation and amortization expense was $10.1 million and $10.3 million for the six months ended June 30, 2013 and 2012, respectively.

Amortization of Acquisition-Related Intangibles. Amortization of acquisition-related intangibles consists of the amortization of intangible assets such as customer and partner relationships, technology and trade names acquired in business combinations. Amortization of acquisition-related intangible assets was $2.3 million and $1.7 million for the three months ended June 30, 2013 and 2012, respectively.  Amortization of acquisition-related intangible assets was $4.2 million and $3.6 million for the six months ended June 30, 2013 and 2012, respectively.  The increase was driven primarily by the addition of intangibles associated with the purchase of LML.

Interest Income.  Our interest income represents the total of interest income on our cash, cash equivalents, short-term investments and certain long-term investments.  Interest income was $0.8 million and $1.0 million for the three months ended June 30, 2013 and 2012, respectively.  Interest income was $1.4 million and $2.1 million for the six months ended June 30, 2013 and 2012, respectively.  The decrease in interest income was due to less cash and cash equivalents and short-term investments related to the acquisition of LML and stock and debt repurchases completed during the first half of 2013 and the fourth quarter of 2012.

Interest Expense.  Our interest expense includes the total of cash and non-cash interest expense attributable to our outstanding convertible debt. For the three months ended June 30, 2013 and 2012, interest expense was $2.0 million and $2.3 million, respectively, which included $0.4 million and $0.5 million of debt financing cost amortization, respectively.  For the six months ended June 30, 2013 and 2012, interest expense was $4.0 million and $4.5 million, respectively, which included $0.9 million and $1.0 million of debt financing cost amortization, respectively.  The decrease in interest expense was due to the repurchase of our senior convertible notes during the first half of 2013 and the fourth quarter of 2012, which bear an annual interest rate of 2.0%.

Other Income (Expense), Net. Our other income (expense), net includes foreign currency transaction gains and losses, gains and losses on investments or asset disposals, other-than-temporary impairment of investments and dividend income.  Other income (expense), net was $6.1 million and $1.0 million for the three months ended June 30, 2013 and 2012, respectively. For the three months ended June 30, 2013, the increase is primarily driven by the receipt of additional funds under the sales agreement related to the first quarter sale of one of our cost method investments, which resulted in a gain of $6.5 million, offset by unfavorable foreign currency re-measurement losses during the quarter. Other income (expense), net was $17.0 million and $0.7 million for the six months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013, the increase is primarily driven by the sale of a cost method equity investment to a third party which resulted in a gain of $17.6 million, offset by unfavorable foreign currency re-measurement losses during the quarter.

Income Tax Expense.  For the three months ended June 30, 2013 and 2012, our tax benefit was $0.9 million and our tax expense was $0.6 million, respectively.  For the three months ended June 30, 2013, our tax benefit consisted of approximately $0.1 million of U.S. tax benefit and $0.8 million of foreign tax benefit.  For the three months ended June 30, 2012, our tax expense consisted of approximately $1.5 million of U.S. tax expense and $0.9 million of foreign tax benefit.  For the three months ended June 30, 2013 and 2012, the tax rate was 49.6% and 73.8%, respectively.  The difference in tax rates is due to different discrete items occurring in the quarters as well as the valuation allowance established in the fourth quarter of 2012.

Off Balance Sheet Arrangements

None.

Liquidity and Capital Resources

	Six Months Ended
	June 30,
Cash Flows (in thousands)	2013	2012
Cash provided by (used in):
Operating activities	$(63,931)	$(51,847)
Investing activities	(15,770)	1,749
Financing activities	(38,397)	(20,860)
Effect of exchange rate changes on cash and cash equivalents	(1,906)	(4,693)
Net increase (decrease) in cash and cash equivalents	$(120,004)	$(75,651)

Operating Activities

As of June 30, 2013, we had $422.8 million of cash and cash equivalents, approximately 49.4% of which are held by our international subsidiaries. If funds held by our international subsidiaries were repatriated to the U.S. we would incur a U.S. tax liability that is not currently accrued in our financial statements.  However, cash and cash equivalents held in the U.S. are sufficient to fund our current and anticipated domestic operations.  As a result, we do not anticipate any local liquidity restrictions that would preclude us from funding our expansion or operating needs and do not foresee a need to repatriate any earnings.

As of June 30, 2013 and December 31, 2012, we had $570.2 million and $705.6 million in cash, cash equivalents and short-term investments, respectively.  Excluding client payables and client receivables, we had $481.6 million and $550.4 million in net short-term liquidity as of the end of June 30, 2013 and December 31, 2012, respectively.  Our company cash, which includes cash and non-equity investments and excludes client payables and client receivables, was $521.7 million and $587.4 million as of June 30, 2013, and December 31, 2012, respectively.

Net cash used in operations for the six months ended June 30, 2013, of $63.9 million was primarily the result of our net loss, adjusted for non-cash expenses and income from gain on sale of an equity investment, and changes in working capital.  Net cash used in operations for the six months ended June 30, 2012, of $51.8 million was primarily the result of changes in working capital, offset by net income, adjusted for non-cash expenses.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2013, was $15.8 million and was the result of net cash paid for acquisitions of $55.8 million, net sales of investments of $53.2 million and purchases of equipment and capitalized software of $13.2 million. Net cash provided by investing activities for the six months ended June 30, 2012, was $1.7 million and was the result of net sales of investments of $7.9 million and purchases of equipment and capitalized software of $6.2 million.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2013, was $38.4 million. This was primarily driven by $31.2 million cash used in the repurchase of common stock, $4.3 million cash used in the repurchase of restricted stock to satisfy tax withholding obligations, and repurchase of convertible senior notes of $5.4 million, offset by proceeds of $1.3 million provided by the exercise of stock options.  Net cash used in financing activities for the six months ended June 30, 2012, was $20.9 million. This was primarily driven by $20.2 million cash used in the repurchase of common stock, and $3.5 million cash used in the repurchase of restricted stock to satisfy tax withholding obligations, offset by proceeds of $1.5 million provided by the exercise of stock options.

Effect of Exchange Rate Changes

For the three months ended June 30, 2013, changes in foreign currency rates resulted in a $1.9 million decrease in our cash and cash equivalents.  The change is due to foreign currency volatility on our international entity balance sheet exposures, primarily from the euro.

Auction Rate Securities

As of June 30, 2013, we held $45.7 million of auction rate securities (ARS) at par value which we have recorded at $40.1 million fair value.  As of December 31, 2012, we held $45.8 million of ARS at par value which was recorded at $37.0 million fair value.  The ARS are 105 — 134% over-collateralized and the underlying student loans are guaranteed by the U.S. government.  Almost all of these securities continue to fail at auction due to continued illiquid market conditions.

Due to the illiquid market conditions, we recorded a temporary fair value reduction of our ARS in the amount of $5.6 million (12.2% of par value) as of June 30, 2013, under “Accumulated other comprehensive income (loss)”, compared to a $8.8 million temporary fair value reduction as of December 31, 2012 (19.3% of par value).  In evaluating our ARS portfolio, we note sustained performance of our securities, strong parity levels, observed market redemption activity, and continued receipt of interest and penalty payments. As we expect to receive all contractual cash flows, we do not believe the unrealized losses to be credit related.  We continue to believe that we will be able to liquidate at par over time. We do not intend to sell the investments prior to recovery of their amortized cost basis nor do we believe it is more likely than not we may be required to sell the investments prior to recovery of their amortized cost basis. Accordingly, we treated the fair value decline as temporary. We anticipate we will have sufficient cash flow from operations to execute our business strategy and fund our operational needs. We believe that capital markets are also available if we need to finance other investment alternatives.

The discounted cash flow model we used to value these securities included the following assumptions:

	June 30,	December 31,
	2013	2012
Unobservable inputs
Redemption period (in years)	7.0	7.0
Credit ratings	BB+ to AAA	BB+ to AAA
Penalty coupon rate	1.0% to 1.5%	1.0% to 1.5%
Weighted average annualized yield	1.5%	1.5%
Risk adjusted discount rate	4.4% to 10.2%	3.5% to 12.3%

Management makes estimates and assumptions about the ARS, which can be sensitive to changes and effect the determination of fair value.  An increase in the length of redemption period or an increase in the discount rate assumption would decrease our fair value.  Also, a decrease in the securities’ credit ratings would decrease our fair value.

The portfolio had a weighted average maturity of 30.3 years and 30.8 years as of June 30, 2013 and December 31, 2012, respectively.

We classify our ARS as Level 3 long-term investments until we receive a call or partial call on the securities.  Upon receipt of a call or partial call, we classify the securities subject to the call or partial call, as Level 1 short term investments. As of June 30, 2013 and December 31, 2012, our entire ARS portfolio was classified as Level 3 long-term investments. In the six months ended June 30, 2013, we liquidated $0.1 million of ARS due to partial calls at par.  During the year ended December 31, 2012, we liquidated $25.7 million of ARS due to full calls, partial calls or sales at par. The amount of Level 3 assets as a percentage of total assets measured at fair value on a recurring basis was 6.5% and 5.0% as of June 30, 2013 and December 31, 2012, respectively.

Commitments and Guarantees

At certain times, we enter into agreements where a letter of credit is required to ensure payment of future obligations by counterparties, such as our credit card processors and international taxing jurisdictions.  Upon withdrawal, we are obligated to fund the executor bank on demand.  We have not set aside specific funds to cover this potential obligation as we can generally recover these costs from our clients.  If drawn upon, we expect to fund this commitment with cash and cash equivalents.  There were $0.5 million and $3.6 million in undrawn letters of credit at June 30, 2013 and December 31, 2012, respectively.

Application of Critical Accounting Policies

Critical Accounting Estimates and Policies

A detailed description of our significant accounting policies can be found in our most recent Annual Report filed on Form 10-K for the fiscal year ended December 31, 2012.  There was no material changes in significant accounting policies during the quarter ended June 30, 2013.

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

At June 30, 2013, we had long-term debt of $304.6 million associated with our Senior Convertible Notes, which are fixed rate instruments.  The market value of our long-term debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.

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

Transaction Exposure

The Company enters into short-term foreign currency forward contracts to offset the foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies.  Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in current earnings in “Other income (expense), net”. Foreign currency transaction gains and losses were a loss of $0.4 million and a gain $0.1 million in the three months ended June 30, 2013 and 2012, respectively. Foreign currency transaction losses were $0.5 million and $0.2 million in the six months ended June 30, 2013 and 2012, respectively.

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

Other Market Risks

Investments in Auction Rate Securities

At June 30, 2013, we held approximately $45.7 million of ARS at par.  In light of current conditions in the ARS market as described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in this Quarterly Report on Form 10-Q, we may incur temporary unrealized losses, or other-than-temporary realized losses, in the future if we are unable to recover the investment principal in our ARS.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a — 15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013.  The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on their evaluation of our disclosure controls and procedures as of June 30, 2013, our Chief Executive Officer and our Chief Financial Officer concluded that as of that date, our disclosure controls were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Except as set forth below, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a — 15(f) and 15d — 15(f) under the Exchange Act) during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

In connection with the acquisition of LML Payment Systems, Inc., management has elected to exclude LML from management’s assessment of the effectiveness of our internal control over financial reporting for the year ended December 31, 2013, and the quarters therein, as permitted by the Securities and Exchange Commission. As of June 30, 2013, total assets attributable to LML, excluding $75.0 million of goodwill and intangible assets, represented approximately $25.5 million or 2.7% of our total assets. Total revenue attributable to LML represented approximately $6.5 million of net revenue, or 7.0% of net revenue for the three months ended June 30, 2013. Total revenue attributable to LML represented approximately $12.1 million of net revenue, or 5.9% of net revenue for the period starting as of the acquisition date of January 10, 2013, and ending on June 30, 2013.

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

•                  Our contracts with our clients are generally one to two years in duration, with an automatic renewal provision for additional one-year periods, unless we are provided with a written notice before the end of the contract. Some of our contracts are for longer periods, but may provide for early termination upon certain notice. For example, our contract with Microsoft expires March 1, 2014, subject to certain extension rights exercisable by Microsoft.  We have no material long-term or exclusive contracts or arrangements with any clients that guarantee the availability of products. Clients that currently supply products to us may not continue to do so, and we may be unable to establish new relationships with clients to supplement or replace existing relationships. Clients may elect to cease offering certain products through online commerce, or cease allowing us to resell certain of their products. A client who believes we have failed to deliver the contractually-required services and benefits could terminate their agreements and bring claims against us for substantial damages, these claims could exceed the level of any insurance coverage that may be available to us, and if successful could adversely affect our operating results and financial condition. If an existing significant customer elects to end their relationship with us or if our sales of a significant customer’s products materially decreases, our revenue would decline and it may have a material adverse effect on our business, financial condition, results of operations, growth rate and stock price.

•                  In addition, a limited number of our other software, gaming and physical goods clients contribute a large portion of our annual revenue. If any one of these key contracts is not renewed or otherwise terminates, or if revenues from these clients decline for any other reason (such as competitive developments), our revenue would decline and our ability to sustain profitability would be impaired. For example, please see the risk factor below regarding the impact that may result from a termination of Microsoft’s e-commerce agreement with us.

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

•                  Our announcement of acquisitions, strategic partnerships, joint ventures or capital commitments or results of operations or other developments related to those acquisitions, and our ability to successfully integrate and manage acquired businesses, as well as similar announcements by our competitors;

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

The market price for our common stock has varied between a high of $18.94 and a low of $12.80 in the six months ended June 30, 2013. This volatility may affect the price at which you could sell your common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors; variations in our quarterly operating results from our expectations or those of securities analysts or investors; downward revisions in estimates by us or security analysts; and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.

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

Sales of products for one client, Microsoft, accounted for a significant portion of our revenue in the three and six months ended June 30, 2013. In addition, a limited number of other software, gaming and physical goods clients contribute a large portion of our annual revenue.  If any one of these key contracts is not renewed or otherwise terminates, or if revenues from these clients decline for any other reason (such as competitive developments), our revenue would decline and our ability to sustain profitability would be impaired.  Our contract with Microsoft expires March 1, 2014, subject to certain extension rights exercisable by Microsoft.  If our contract with Microsoft is not renewed, renegotiated or otherwise extended, or if revenues from Microsoft decline for any other reason, our revenue and our ability to sustain profitability could be materially adversely impaired.

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

As we generate a significant portion of our revenues outside the U.S. but report our financial results in U.S. dollars, we are exposed to adverse movements in currency exchange rates.  Sales outside the United States accounted for approximately 49.3% of our total sales in the second quarter of 2013. A significant portion of our cash and marketable securities are held in non-U.S domiciled countries, primarily Ireland and Germany. The results of operations of, and certain of our intercompany balances associated with, our internationally focused websites are exposed to foreign exchange rate fluctuations. Upon translation, net sales and other operating results from our international operations may differ materially from expectations, and we may record significant gains or losses on the re-measurement of intercompany balances. If the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions will result in increased net revenues and operating expenses. Similarly, our net revenues and operating expenses will decrease if the U.S. dollar strengthens against foreign currencies, for example, as a result of the ongoing sovereign debt crisis in Europe. As we have expanded our international operations, our exposure to exchange rate fluctuations has become more pronounced. We may enter into short-term currency forward contracts to offset the foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. The use of such hedging activities may not offset more than a portion of the adverse financial impact resulting from unfavorable movements in foreign exchange rates.

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

Our future effective tax rates could be favorably or unfavorably affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or their interpretation. As of June 30, 2013, we had net deferred tax liabilities of $6.6 million. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our results of operations and financial condition.

Additional valuation allowances may be needed as we may not generate sufficient taxable income to utilize our deferred income tax assets.

We periodically assess whether it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets and establish valuation allowances if it is not likely we will realize our deferred income tax assets. In making this determination, we consider all available positive and negative evidence and make certain assumptions. We consider, among other things, our deferred tax liabilities, the overall business environment, our historical financial results, and potential current and future tax planning strategies. At June 30, 2013, the Company had net deferred tax liabilities of $6.6 million.  This amount includes a valuation allowance on approximately $11.3 million of deferred tax assets related to operating losses and $31.3 million of deferred tax assets related to other tax attributes as we believe it is more likely than not that these deferred tax assets will not be realized. We also have a valuation allowance on all of our foreign net operating losses of approximately $2.3 million. Our assessment is ongoing and may conclude that we require additional valuation allowances in the future.  Any release of the valuation allowance would reduce income tax expense.

Failure to properly manage and sustain our expansion efforts could strain our management and other resources.

We expect to continue the expansion of our operations, both domestically and internationally, through a combination of organic growth and acquisitions. We will continue to expand further to pursue growth of our service offerings and customer base. This expansion increases the complexity of our business and places a significant strain on our management, operations, technical performance, financial resources, and internal financial control and reporting functions, and there can be no assurance that we will be able to manage it effectively. Our personnel, systems, procedures and controls may not be adequate to effectively manage our future operations, especially as we employ personnel in multiple domestic and international locations. We may not be able to hire, train, retain and manage the personnel required to address our growth. Failure to effectively manage our growth opportunities could damage our reputation, limit our future growth, negatively affect our operating results and harm our business.

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

We sell products and services to consumers outside the United States and we intend to continue expanding our international presence. For the six months ended June 30, 2013, our sales to international consumers represented approximately 48.1% of our total sales. Continued expansion into international markets, particularly the European and Asia-Pacific regions, requires significant resources that we may fail to recover through generating additional revenue. Conducting business internationally is subject to risks that may have a material adverse effect on our ability to increase or maintain foreign sales, including:

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

Implementing our acquisition and strategic partnership strategy could result in earnings dilution and operating difficulties and complexities leading to a decline in revenue and operating profit.

An important element of our long-term business strategy involves expansion through the acquisition of businesses, assets, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. On January 10th, 2013, we announced the formal completion of our acquisition of LML.  As a result of the acquisition, we acquired all of the capital stock of LML at $3.45 per share cash settlement, or an aggregate purchase price of $102.8 million. The acquisition joins two complementary card-not-present payments businesses, positioning us to further capitalize on our global payment processing services.  We also continually evaluate and explore other strategic opportunities as they arise, including business combination transactions, strategic partnerships, and the purchase or sale of assets, including tangible and intangible assets such as intellectual property. We have acquired, and intend to continue engaging in strategic acquisitions of businesses, technologies, services and products.

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

From time to time we are notified of potential patent disputes, and expect that we will increasingly be subject to the assertion of patent infringement claims against us and/or our customers as our services expand in scope and complexity. We have been, and from time-to-time may be, named as a defendant in lawsuits claiming that we have, in some way, violated the intellectual property rights of others. For example, we were named as a defendant in a patent litigation in the United States District Court for the Eastern District of Texas brought against us and various other defendants by DDR Holdings, LLC, seeking injunctive and monetary relief. On October 12, 2012, the jury found in favor of the plaintiff on the infringement claim, and on June 20, 2013 the court awarded damages of $1.1 million (including pre-judgment interest, but excluding costs and post-judgment interest).  We have appealed the outcome.  See Item I, Note 8 for additional information on the DDR Holdings litigation and other claims against us.

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

The European Union has adopted a privacy directive that regulates the collection and use of information that identifies an individual person, and in January 2012 released a proposed revision to its privacy framework to replace the existing directive with a privacy regulation. The existing directive, and the proposed regulation if adopted, may inhibit or prohibit the collection and sharing of personal information in ways that could harm our clients or us. Failure to comply with member state implementations of the existing directive, or with the proposed regulation if adopted, may result in fines, private lawsuits and enforcement actions. These enforcement actions can include interruption or shutdown of operations relating to the collection and sharing of information pertaining to citizens of the European Union. Other countries including the United States have introduced or may seek to expand their existing data privacy laws, rules and regulations, which could require us to expend significant resources to implement procedures and processes to ensure our compliance.

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

During the first quarter of 2013, we determined the fair market value of the privately held equity security, which we had estimated at year end, and completed our goodwill impairment analysis. As a result of our analysis we recorded an additional non-cash pretax goodwill impairment charge of $21.2 million relating to our single reporting unit. These goodwill charges are included as a separate operating expense line item, “Goodwill impairment” in our Consolidated Statements of Operations.  The tax benefit was offset by our current period tax valuation allowance.  A blended income and market approach was used to determine the fair value of our sole reporting unit and associated impairment charges.  The application of goodwill impairment tests requires management judgment for many of the inputs.  Key assumptions included in the impairment test included our revenue growth rate, discount rate assumptions, and estimates of our future cash flows.  Changes in these estimates could result in additional impairment of goodwill in a future period.  The impairment charge reflects our view of anticipated risks based on our expectations of market and general economic conditions.  As of June 30, 2013, we had goodwill with an indefinite life of $138.3 million from our acquisitions. In the future, if our goodwill is determined for any reason to be impaired, the subsequent accounting of the impaired portion as an expense would lower our earnings. In January 2008, we adopted new FASB guidance that requires the reporting of assets at fair value defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of assets can shift significantly and can cause a permanent or temporary impairment.

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

The U.S. and other global economies continue to experience slow recovery from the recent recession that affected the economy as a whole, resulting in continued issues with the pace of economic growth, continued weakness in consumer confidence and uncertainty about economic stability, and increased unemployment. U.S. and foreign credit and financial markets continue to experience periods of instability. The U.S. continues to face budgetary issues and constraints which may result in a failure to raise the “debt ceiling” and austerity measures such as automatic sequesters, cuts in government spending and programs, increased taxes, and other related actions or inactions by the U.S. government.  Other countries and economies continue to experience adverse effects of sovereign debt crises and related austerity measures.  These issues may cause a cascading effect impacting other countries and economies.  Our revenue and growth is dependent on the continued growth in demand for our clients’ products and the continued growth of Internet commerce, and depends significantly on geopolitical economic and business conditions. The continuing effects of instability in the credit and financial markets, general economic conditions, and the approach to addressing debt crises and austerity measures in the U.S. and other countries may continue to negatively impact our business and our clients, demand for our clients products, and consumer spending, such as causing delays in new product introductions, changes in client’s outsourcing behavior, increasing our difficulty in collecting client receivables, and increasing the risk of client bankruptcies and/or interruption or cessation of business, which may have a negative impact on our business, operating results and financial condition. These factors could have a negative and adverse impact on companies with which we do business, which in turn could have a negative and adverse effect on our business.  Continuing geopolitical instability in certain countries and regions may affect consumer spending behavior in those countries and regions. Instability in the credit and equity markets increases the risk that the actual amounts realized in the future on our financial instruments and investments may significantly differ from the fair values currently assigned to them. If macroeconomic and market conditions affecting us or our clients remain uncertain, weaken further, or otherwise fail to improve, they may have a material adverse effect on our business, operating results, financial condition and stock price.

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

As of June 30, 2013, we held $45.7 million of auction rate securities (ARS) at par value which we have recorded at $40.1 million fair value.  The ARS are over-collateralized and the underlying student loans are guaranteed by the U.S. government. These securities are BB+ to AAA rated and almost all continue to fail at auction due to continued illiquid market conditions.

Due to the illiquid market conditions, we recorded a temporary fair value reduction of our ARS in the amount of $5.6 million (12.2% of par value) as of June 30, 2013, under “Accumulated other comprehensive income (loss)”.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding the Company’s stock repurchases during the three months ended June 30, 2013.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan (in millions)
April 1, 2013 - April 30, 2013	—	$—	—	$86.4
May 1, 2013 - May 31, 2013	280,075	$16.62	280,075	$81.8
June 1, 2013 - June 30, 2013	851,089	$18.11	851,089	$66.3
Total	1,131,164		1,131,164

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

Date:	August 6, 2013	DIGITAL RIVER, INC.

		By:	/s/ Stefan B. Schulz

Stefan B. Schulz
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER		DESCRIPTION OF DOCUMENTS

3.1	(1)	Amended and Restated Certificate of Incorporation, as amended, as currently in effect.
3.2	(2)	Amended and Restated Bylaws, as currently in effect.
4.1	(3)	Specimen of Common Stock Certificate.
4.2	(4)	Indenture dated as of September 1, 2004 between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the 2004 Note.
4.3	(5)	Indenture dated as of November 1, 2010, between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the 2010 Note.
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial information from Digital River, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.*

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