Form 10-Q
period 2013-09-30
DIGITAL RIVER INC /DE
filed 2013-11-08
CIK 1062530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

The number of shares of common stock outstanding at October 1, 2013, was 33,432,526 shares.

DIGITAL RIVER, INC.

Form 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

DIGITAL RIVER, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(Unaudited)
	September 30,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$458,062	$542,851
Short-term investments	122,698	162,794
Accounts receivable, net of allowance of $2,853 and $4,834	50,605	55,192
Deferred tax assets	119	457
Prepaid expenses and other	28,807	31,813
Assets of discontinued operations	6,584	7,561
Total current assets	666,875	800,668

Property and equipment, net	52,703	53,098
Goodwill	140,389	108,960
Intangible assets, net of accumulated amortization of $85,655 and $78,757	32,255	11,718
Long-term investments	52,810	71,735
Deferred income taxes	1,390	1,792
Other assets	2,512	4,313
TOTAL ASSETS	$948,934	$1,052,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$135,699	$201,826
Accrued payroll	15,316	11,294
Deferred revenue	10,008	13,119
Other current liabilities	70,994	50,149
Liabilities of discontinued operations	7,291	5,753
Total current liabilities	239,308	282,141

NON-CURRENT LIABILITIES
Senior convertible notes	295,750	309,909
Other liabilities	22,217	18,236
Total non-current liabilities	317,967	328,145
TOTAL LIABILITIES	557,275	610,286

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 120,000,000 shares authorized; 49,928,175 and 48,941,402 shares issued	499	489
Treasury stock at cost; 16,495,649 and 13,581,889 shares	(416,999)	(368,721)
Additional paid-in capital	756,239	737,499
Retained earnings	51,177	75,901
Accumulated other comprehensive income (loss)	743	(3,170)
Total stockholders’ equity	391,659	441,998
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$948,934	$1,052,284

See accompanying notes to consolidated financial statements.

DIGITAL RIVER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data; unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue	$87,260	$87,056	$288,444	$272,377
Costs and expenses (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	16,205	15,476	55,272	47,810
Network and infrastructure	14,648	13,184	44,049	38,322
Sales and marketing	25,013	22,756	80,415	74,593
Product research and development	18,108	15,201	52,967	45,632
General and administrative	12,011	13,726	44,040	37,025
Goodwill impairment	—	—	21,249	—
Depreciation and amortization	5,682	4,940	15,748	15,171
Amortization of acquisition-related intangibles	2,149	1,118	6,360	3,526
Total costs and expenses	93,816	86,401	320,100	262,079
Income (loss) from operations	(6,556)	655	(31,656)	10,298
Interest income	553	773	1,929	2,908
Interest expense	(1,941)	(2,262)	(5,884)	(6,756)
Other income (expense), net	(297)	(601)	16,717	124
Income (loss) from continuing operations before income taxes	(8,241)	(1,435)	(18,894)	6,574
Income tax expense (benefit)	(645)	(700)	(408)	1,444
Income (loss) from continuing operations	(7,596)	(735)	(18,486)	5,130
Income (loss) from discontinued operations, net of tax	(4,891)	1	(6,238)	(927)
Net income (loss)	$(12,487)	$(734)	$(24,724)	$4,203

Income (loss) per share - basic:
Income (loss) from continuing operations	$(0.24)	$(0.02)	$(0.57)	$0.16
Income (loss) from discontinued operations	(0.16)	0.00	(0.19)	(0.03)
Net income (loss) per share - basic	$(0.40)	$(0.02)	$(0.76)	$0.13

Income (loss) per share - diluted:
Income (loss) from continuing operations	$(0.24)	$(0.02)	$(0.57)	$0.16
Income (loss) from discontinued operations	(0.16)	0.00	(0.19)	(0.03)
Net income (loss) per share - diluted	$(0.40)	$(0.02)	$(0.76)	$0.13

Shares used in per-share calculation - basic	31,487	32,685	32,435	33,347
Shares used in per-share calculation - diluted	31,487	32,685	32,435	33,579

See accompanying notes to consolidated financial statements.

DIGITAL RIVER, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands; unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income (loss)	$(12,487)	$(734)	$(24,724)	$4,203
Other comprehensive income (loss):
Unrealized foreign currency translation gain (loss)	8,749	9,297	524	1,601
Unrealized gain (loss) on investments	292	1,128	3,389	(5,159)
Tax benefit (expense)	1,053	(647)	—	1,981
Other comprehensive income (loss)	10,094	9,778	3,913	(1,577)
Comprehensive income (loss)	$(2,393)	$9,044	$(20,811)	$2,626

See accompanying notes to consolidated financial statements.

DIGITAL RIVER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Nine Months Ended
	September 30,
	2013	2012
OPERATING ACTIVITIES
Net income (loss)	$(24,724)	$4,203
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on disposal of discontinued businesses	2,110	—
Amortization of acquisition-related intangibles	6,360	5,301
Provision for doubtful accounts	1,400	1,349
Depreciation and amortization	15,831	15,258
Impairment of goodwill	21,249	—
Debt issuance cost amortization	1,278	1,481
Amortization of investment premiums	2,246	—
Loss on sale of equipment	121	39
Gain on sale of investment	(17,526)	—
Stock-based compensation expense	16,295	18,255
Excess tax benefits from stock-based compensation	—	(129)
Deferred and other income taxes	1,715	(4,325)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,856)	(11,539)
Prepaid and other assets	5,940	(7,362)
Accounts payable	(65,721)	(62,586)
Deferred revenue	(4,321)	9,094
Income tax payable	(2,151)	5,771
Other accrued liabilities	(2,801)	846
Net cash provided by (used in) operating activities	(45,555)	(24,344)

INVESTING ACTIVITIES
Purchases of investments	(53,243)	(95,776)
Sales of investments	90,891	122,391
Cash received for cost method investments	39,636	—
Cash paid for acquisitions, net of cash received	(55,843)	—
Cash received from divestitures	20	—
Purchases of equipment and capitalized software	(15,662)	(14,394)
Net cash provided by (used in) investing activities	5,799	12,221

FINANCING ACTIVITIES
Repurchase of convertible senior notes	(5,354)	—
Exercise of stock options	1,273	1,522
Sales of common stock under employee stock purchase plan	1,183	1,300
Repurchase of common stock	(43,950)	(20,242)
Repurchase of restricted stock to satisfy tax withholding obligation	(4,328)	(3,657)
Excess tax benefits from stock-based compensation	—	129
Net cash provided by (used in) financing activities	(51,176)	(20,948)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	6,143	1,333
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(84,789)	(31,738)
CASH AND CASH EQUIVALENTS, beginning of period	542,851	497,193
CASH AND CASH EQUIVALENTS, end of period	$458,062	$465,455

SUPPLEMENTAL DISCLOSURES
Cash paid for interest on senior convertible notes	$3,123	$3,560
Cash paid for income taxes	$3,373	$2,314

See accompanying notes to consolidated financial statements.

1. BASIS OF PRESENTATION

The unaudited consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which in our opinion are necessary to fairly state our consolidated financial position, results of operations and cash flows for the periods presented.  These consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2013, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2013. The December 31, 2012, information was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles (GAAP) in the United States.

Summary of Significant Accounting Policies

A detailed description of our significant accounting policies can be found in our most recent Annual Report filed on Form 10-K for the fiscal year ended December 31, 2012.  There were no material changes in significant accounting policies during the quarter ended September 30, 2013.

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

Restricted Cash

Restricted cash consists of cash and cash equivalents that are held in escrow accounts or restricted by agreements with third parties for a particular purpose.  Restricted cash and cash equivalents are included in current assets under “Prepaid expenses and other” on our Consolidated Balance Sheets, and are recorded at fair value.  As of September 30, 2013 and December 31, 2012, we had $3.8 million and $0.4 million of restricted cash, respectively.

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

Software Development

Costs to develop software for internal use are required to be capitalized and amortized over the estimated useful life of the software. For the three months ended September 30, 2013 and 2012, we capitalized $0.5 million and $1.5 million related to software development, respectively.  For the nine months ended September 30, 2013 and 2012, we capitalized $1.5 million and $4.3 million related to software development, respectively.  This capitalization is primarily related to the development of our new commerce functionality and platform enhancements.

Goodwill

We complete our goodwill impairment analysis on an annual basis or more frequently if events or circumstances occur that would more likely than not reduce the fair value of the reporting unit below its carrying amount. As we only have one operating segment, goodwill is evaluated based on a single reporting unit.  During the third quarter of 2013, as part of the sales of CustomCD, Inc. (CustomCD) and Digital River Education Services, Inc. (DRES), we allocated $0.3 million of goodwill from our single reporting unit to these entities, which was written-off and included in the computation of the loss on disposal of discontinued businesses as of September 30, 2013.  Due to the sales of these entities, we were required to evaluate if the remaining goodwill in our single reporting unit is impaired.  Based on our evaluation, we determined that no impairment exists on the remaining balance of goodwill in our single reporting unit as of September 30, 2013.  See Note 11 — Discontinued Operations, for further discussion of the sales of CustomCD and DRES.

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

During the first quarter of 2013, we determined the fair market value of the privately held equity security, which we had estimated at year end, and completed our goodwill impairment analysis. As a result of our analysis we recorded an additional non-cash pretax goodwill impairment charge of $21.2 million relating to our single reporting unit. These goodwill charges are included as a separate operating expense line item, “Goodwill impairment” within Continuing Operations in our Consolidated Statements of Operations.  The tax benefit was offset by our current period tax valuation allowance.  A blended income and market approach was used to determine the fair value of our sole reporting unit and associated impairment charges.  The application of goodwill impairment tests requires management judgment for many of the inputs.  Key assumptions included in the impairment test included our revenue growth rate, discount rate assumptions, and estimates of our future cash flows.  Changes in these estimates could result in additional impairment of goodwill in a future period.  The impairment charge reflects our view of anticipated risks based on our expectations of market and general economic conditions.  See Note 5 — Goodwill for further details.

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

The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax, by component for the nine months ended September 30, 2013 (in thousands):

	Foreign currency translation adjustment	Unrealized gain (loss) on investments	Total
Balance as of December 31, 2012	$2,565	$(5,735)	$(3,170)
Other comprehensive income before reclassifications	524	3,385	3,909
Amount reclassified from accumulated other comprehensive income (loss)	—	4	4
Net current period other comprehensive income (loss)	524	3,389	3,913
Balance as of September 30, 2013	$3,089	$(2,346)	$743

Reclassifications out of accumulated other comprehensive income (loss), net of tax, were immaterial for the three months ended September 30, 2013.  The following table summarizes the reclassifications out of accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2013 (in thousands):

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

We are exposed to market risk from changes in foreign currency exchange rates.  Our primary risk is the effect of foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating sales and expenses.  We are also exposed to financial risk related to exchange rate translation losses (or gains) associated with economic interests that are denominated in a foreign currency.  The risk of translation losses due to foreign exchange volatility is partially mitigated by the use of foreign exchange forward contracts with maturities of less than three months.  These derivative transactions are not designated as hedges and are adjusted to fair value each period through “Other income (expense), net” in our Consolidated Statements of Operations. The principal exposures mitigated were euro, Australian dollar, British pound, Canadian dollar, Danish krone and Japanese yen currencies.  For the three and nine months ended September 30, 2013 and 2012, the gain/loss on derivative settlements was immaterial.  The notional amounts held at period end and the underlying gain/loss were determined to be immaterial when compared to our overall cash and cash equivalents and the net income (loss) reported for the respective periods.

Our foreign currency contracts contain credit risk to the extent that our bank counterparties may be unable to meet the terms of the agreements.  We minimize such risk by limiting our counterparties to major financial institutions of high credit quality.

Recent Accounting Pronouncements

ASU 2013-11 - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists:  In July 2013, the FASB issued ASU 2013-11, which requires an entity to present unrecognized tax benefits as a reduction of the deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, if net settlement is required or expected. To the extent that net settlement is not required or expected, the unrecognized tax benefit must be presented as a liability. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. ASU No. 2013-11 is effective for reporting periods beginning after December 15, 2013, and should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Because this standard only affects the presentation of unrecognized tax benefits and not the measurement of an unrecognized tax benefit, we do not expect this standard to have a material impact on our Consolidated Financial Statements.

ASU 2013-02 — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income: In February 2013, the FASB issued ASU 2013-02, which required entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either in the financial statements or footnotes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail on these amounts.  ASU 2013-02 is effective prospectively for fiscal periods beginning after December 15, 2012.  We have adopted the new guidance in ASU 2013-02 as of the period ended March 31, 2013, and its adoption did not have a material impact on our Consolidated Financial Statements.

We have determined that all other recently issued accounting standards will not have a material impact on our Consolidated Financial Statements, or do not apply to our operations.

Reclassifications

The results of the operations of CustomCD and DRES have been classified within Discontinued Operations within our Consolidated Statements of Operations for the three and nine month periods ending September 30, 2013.  The operations of these entities in the corresponding periods of 2012 have been reclassified into Discontinued Operations for comparative purposes to conform to the current year presentation.  In addition, all of the assets and liabilities of DRES, which was sold on October 1, 2013, meet the criteria for assets held for sale as of September 30, 2013, and are separately reported as current assets, at fair value, and current liabilities of discontinued operations within the Consolidated Balance Sheet at September 30, 2013.  The assets and liabilities of CustomCD have been removed from our Consolidated Balance Sheet as of September 30, 2013, as the entity was sold on September 30, 2013.  The assets and liabilities of both CustomCD and DRES in the December 31, 2012 Consolidated Balance Sheet have been reclassified and separately presented as current assets and current liabilities of discontinued operations for comparative purposes with the current year presentation.

Certain items in the prior year’s Consolidated Statements of Operations have been reclassified for comparative purposes to conform to the current year presentation.  Historically, we have reported payment processing fees, chargebacks, and directly related personnel expenses within the “Sales and marketing” and “General and administrative” line items.  We have reclassified these expenses to the “Direct cost of services” line as these costs are associated directly with services rendered.  For the three and nine months ended September 30, 2012, excluding amounts related to CustomCD and DRES which have been reclassified to discontinued operations, we have reclassified $12.8 million and $39.3 million, respectively, previously reported as “Sales and marketing” and $0.4 million and $1.4 million, respectively, previously reported as “General and administrative” to “Direct cost of services”.  The reclassifications did not have an effect on reported consolidated net income (loss).

2. NET INCOME (LOSS) PER SHARE

The following table summarizes the computation of basic and diluted income (loss) from continuing operations per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Income (loss) from continuing operations per share - basic
Income (loss) from continuing operations - basic	$(7,596)	$(735)	$(18,486)	$5,130
Weighted average shares outstanding - basic	31,487	32,685	32,435	33,347
Income (loss) from continuing operations per share - basic	$(0.24)	$(0.02)	$(0.57)	$0.16

Income (loss) from continuing operations per share - diluted
Income (loss) from continuing operations - basic	$(7,596)	$(735)	$(18,486)	$5,130
Exclude: Interest expense and amortized financing cost of convertible senior notes, net of tax benefit	—	—	—	—
Income (loss) from continuing operations - diluted	$(7,596)	$(735)	$(18,486)	$5,130

Weighted average shares outstanding - basic	31,487	32,685	32,435	33,347
Dilutive impact of non-vested stock and options outstanding	—	—	—	232
Dilutive impact of 2004 senior convertible notes	—	—	—	—
Weighted average shares outstanding - diluted	31,487	32,685	32,435	33,579
Income (loss) from continuing operations per share - diluted	$(0.24)	$(0.02)	$(0.57)	$0.16

For the three and nine months ended September 30, 2013, incremental shares related to dilutive securities of 544,629 and 313,695, respectively, were not included in the diluted net income (loss) per share calculation because the Company reported a loss for both periods.  For the three months ended September 30, 2012, 264,796 incremental shares, related to dilutive securities were not included in the diluted net income (loss) per share calculation because the Company reported a loss for this period.  Incremental shares related to dilutive securities have an anti-dilutive impact on net income (loss) per share when a net loss is reported and therefore are not included in the calculation.

Options to purchase 589,943 and 1,463,689 shares for the three months ended September 30, 2013 and 2012, respectively, and 589,943 and 1,463,689 shares for the nine months ended September 30, 2013 and 2012, respectively, were not included in the computation of diluted net income (loss) per share because their effect on diluted net income (loss) per share would have been anti-dilutive.

The unissued shares underlying our 2004 senior convertible notes, 199,828 weighted average shares for the three and nine months ended September 30, 2013 and 2012, were excluded for the purposes of calculating diluted net income (loss) per share, because their effect on diluted net income (loss) per share would have been anti-dilutive.  The unissued shares underlying our 2010 senior convertible notes, 6,019,607 and 7,022,027 weighted average shares for the three months ended September 30, 2013 and 2012, respectively, and 6,070,600 and 7,022,027 weighted average shares for the nine months ended September 30, 2013 and 2012, respectively, were excluded for the purposes of calculating diluted net income (loss) per share, because their effect on diluted net income (loss) per share would have been anti-dilutive.

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

The following table sets forth by level within the fair value hierarchy, our financial assets that were accounted for at fair value on a recurring basis at September 30, 2013 and December 31, 2012, (in thousands), according to the valuation techniques we used to determine their fair values. There have been no transfers of assets between the fair value hierarchies presented below:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Balance as of September 30, 2013
Cash and cash equivalents	$458,062	$458,062	$—	$—
Restricted cash	3,832	3,832	—	—
U.S. government sponsored entities	7,994	—	7,994	—
Corporate bonds	114,704	114,704	—	—
Market basis equity investments	2,146	2,146	—	—
Auction rate securities	40,184	—	—	40,184
Total assets measured at fair value	$626,922	$578,744	$7,994	$40,184

Balance as of December 31, 2012
Cash and cash equivalents	$542,851	$542,851	$—	$—
Restricted cash	351	351	—	—
U.S. government sponsored entities	28,110	—	28,110	—
Corporate bonds	128,622	128,622	—	—
Asset-backed securities	6,062	—	6,062	—
Market basis equity investments	1,694	1,694	—	—
Auction rate securities	37,001	—	—	37,001
Total assets measured at fair value	$744,691	$673,518	$34,172	$37,001

The following table is a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3 inputs) (in thousands):

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)
Auction rate securities
Balance as of December 31, 2011	$65,338
Total unrealized gains (losses) included in other comprehensive income	(2,637)
Purchases	—
Issuances	—
Settlements	(25,700)
Transfers in and/or out of Level 3	—
Balance as of December 31, 2012	$37,001
Total unrealized gains (losses) included in other comprehensive income	3,283
Purchases	—
Issuances	—
Settlements	(100)
Transfers in and/or out of Level 3	—
Balance as of September 30, 2013	$40,184

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

Auction Rate Securities.  As of September 30, 2013, we held $45.7 million of auction rate securities (ARS) at par value which we have recorded at fair value of $40.2 million.  As of December 31, 2012, we held $45.8 million of ARS at par value which was recorded at fair value of $37.0 million.  The ARS are 105 — 134% over-collateralized and the underlying student loans are guaranteed by the U.S. government.  Almost all of these securities continue to fail at auction due to continued illiquid market conditions.

Due to the illiquid market conditions, we recorded a temporary fair value reduction of our ARS in the amount of $5.5 million (12.1% of par value) as of September 30, 2013, under “Accumulated other comprehensive income (loss)”, compared to a $8.8 million temporary fair value reduction as of December 31, 2012 (19.3% of par value).  In evaluating our ARS portfolio, we note sustained performance of our securities, strong parity levels, observed market redemption activity, and continued receipt of interest and penalty payments. As we expect to receive all contractual cash flows, we do not believe the unrealized losses to be credit related.  We continue to believe that we will be able to liquidate at par over time. We do not intend to sell the investments prior to recovery of their amortized cost basis nor do we believe it is more likely than not we may be required to sell the investments prior to recovery of their amortized cost basis. Accordingly, we treated the fair value decline as temporary. We anticipate we will have sufficient cash flow from operations to execute our business strategy and fund our operational needs. We believe that capital markets are also available if we need to finance other investment alternatives.

The discounted cash flow model we used to value these securities included the following assumptions:

	September 30,	December 31,
	2013	2012
Unobservable inputs
Redemption period (in years)	7	7
Credit ratings	BB+ to AAA	BB+ to AAA
Penalty coupon rate	1.0% to 1.5%	1.0% to 1.5%
Weighted average annualized yield	1.2%	1.5%
Risk adjusted discount rate	4.4% to 10.2%	3.5% to 12.3%

Management makes estimates and assumptions about the ARS, which can be sensitive to changes and effect the determination of fair value.  An increase in the length of redemption period or an increase in the discount rate assumption would decrease our fair value.  Also, a decrease in the securities’ credit ratings would decrease our fair value.

The portfolio had a weighted average maturity of 30.1 years and 30.8 years as of September 30, 2013 and December 31, 2012, respectively.

We classify our ARS as Level 3 long-term investments until we receive a call or partial call on the securities.  Upon receipt of a call or partial call, we classify the securities subject to the call or partial call, as Level 1 short term investments. As of September 30, 2013 and December 31, 2012, our entire ARS portfolio was classified as Level 3 long-term investments. In the nine months ended September 30, 2013, we liquidated $0.1 million of ARS due to partial calls at par.  During the year ended December 31, 2012, we liquidated $25.7 million of ARS due to full calls, partial calls or sales at par. The amount of Level 3 assets as a percentage of total assets measured at fair value on a recurring basis was 6.4% and 5.0% as of September 30, 2013 and December 31, 2012, respectively.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances including evidence of impairment.  For the nine months ended September 30, 2013, other than the impairment disclosed in Note 5 — Goodwill, we had no significant fair value adjustments of assets or liabilities on a nonrecurring basis subsequent to their initial recognition.  The inputs used in the goodwill impairment fair value calculations fall within Level 3 inputs due to the significant unobservable inputs used to determine the fair value.

4.  INVESTMENTS

As of September 30, 2013 and December 31, 2012, our available-for-sale securities consisted of the following (in thousands):

			Gross Unrealized Losses			Maturities/Reset Dates
		Gross Unrealized	Less than 12	Greater than 12		Less than 12	Greater than 12
	Cost	Gains	Months	Months	Fair Value	Months	Months
Balance as of September 30, 2013
U.S. government sponsored entities	$8,000	$—	$(6)	$—	$7,994	$4,000	$3,994
Corporate bonds	114,402	337	(35)	—	114,704	59,699	55,005
Market basis equity investments	2,146	—	—	—	2,146	—	2,146
Auction rate securities	45,725	—	—	(5,541)	40,184	—	40,184
Total available-for-sale securities	$170,273	$337	$(41)	$(5,541)	$165,028	$63,699	$101,329

Balance as of December 31, 2012
U.S. government sponsored entities	$28,103	$7	$—	$—	$28,110	$28,110	$—
Corporate bonds	128,035	587	—	—	128,622	51,094	77,528
Asset-backed securities	6,058	4	—	—	6,062	6,062	—
Market basis equity investments	1,694	—	—	—	1,694	—	1,694
Auction rate securities	45,825	—	—	(8,824)	37,001	—	37,001
Total available-for-sale securities	$209,715	$598	$—	$(8,824)	$201,489	$85,266	$116,223

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

Realized gains or losses on investments are recorded in our Consolidated Statements of Operations within “Other income (expense), net”.  As of September 30, 2013 and December 31, 2012, our proceeds on sales of investments equaled par value. Upon the sale of a security classified as available for sale, the amount reclassified out of “Accumulated other comprehensive income (loss)” into earnings is based on the specific identification method.

As of September 30, 2013 and December 31, 2012, our cost method equity investments were $10.5 million and $33.0 million, respectively, and are included under “Long-term investments” on the Consolidated Balance Sheets.  During the first quarter of 2013, we sold a cost method equity investment to a third party and recorded a gain of $11.1 million. During the second quarter of 2013, we received additional funds based on our sales agreement and as a result we recorded a gain of $6.5 million on the line item “Other income (expense), net” in our Consolidated Statements of Operations.  Based on future events, we may receive up to $3.1 million of additional sale proceeds.  We have concluded that these additional funds represent contingent gains and have not accounted for them in our consolidated financial statements in accordance with U.S. GAAP.  We have evaluated our cost method equity investments for impairment as of September 30, 2013 and we are not aware of any facts or circumstances that would indicate a decline in the fair value of these investments below their carrying value.

5.  GOODWILL

Goodwill

We complete our goodwill impairment analysis on an annual basis or more frequently if events or circumstances occur that would more likely than not reduce the fair value of the reporting unit below its carrying amount. As we only have one operating segment, goodwill is evaluated based on a single reporting unit.  During the third quarter of 2013, as part of the sales of CustomCD and DRES, we allocated $0.3 million of goodwill from our single reporting unit to these entities, which was written-off and included in the computation of the loss on disposal of discontinued businesses as of September 30, 2013.  Due to the sales of these entities, we were required to evaluate if the remaining goodwill in our single reporting unit is impaired.  Based on our evaluation, we determined that no impairment exists on the remaining balance of goodwill in our single reporting unit as of September 30, 2013.  See Note 11 — Discontinued Operations, for further discussion of the sales of CustomCD and DRES.

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

During the first quarter of 2013, we determined the fair market value of the privately held equity security, which we had estimated at year end, and completed our goodwill impairment analysis. As a result of our analysis we recorded an additional non-cash pretax goodwill impairment charge of $21.2 million relating to our single reporting unit. These goodwill charges are included as a separate operating expense line item, “Goodwill impairment” within Continuing Operations in our Consolidated Statements of Operations.  The tax benefit was offset by our current period tax valuation allowance.  A blended income and market approach was used to determine the fair value of our sole reporting unit and associated impairment charges.  The application of goodwill impairment tests requires management judgment for many of the inputs.  Key assumptions included in the impairment test included our revenue growth rate, discount rate assumptions, and estimates of our future cash flows.  Changes in these estimates could result in additional impairment of goodwill in a future period.  The impairment charge reflects our view of anticipated risks based on our expectations of market and general economic conditions.

The changes in the net carrying amount of goodwill for the periods ended September 30, 2013 and December 31, 2012 are as follows (in thousands):

		Accumulated
	Goodwill	Impairment	Total
Balance as of December 31, 2011	$281,858	$—	$281,858
Disposal of goodwill	(254)	—	(254)
Impairment losses	—	(175,241)	(175,241)
Adjustments from foreign currency translation	2,597	—	2,597
Balance as of December 31, 2012	$284,201	$(175,241)	$108,960
Disposal of goodwill	(260)	—	(260)
Goodwill from acquisitions	54,287	—	54,287
Impairment losses	—	(21,249)	(21,249)
Adjustments from foreign currency translation	(1,349)	—	(1,349)
Balance as of September 30, 2013	$336,879	$(196,490)	$140,389

Goodwill from acquisitions for the nine months ended September 30, 2013 is related to the acquisition of LML Payment Systems, Inc. (LML).  Factors that contributed to the recognition of goodwill from the LML acquisition include synergies due to an assembled workforce and existence of complimentary business models which can be leveraged to build an enterprise of greater value than the sum of its parts.  In accordance with ASC 350, this goodwill will be tested for impairment annually or more frequently if certain indicators of impairment are present.  See Note 10 — Business Combinations for further details regarding the LML acquisition.

6. STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense related to employee stock options, restricted stock awards and employee stock purchases recognized (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Costs and expenses
Direct cost of services	$35	$26	$124	$144
Network and infrastructure	341	408	1,083	1,140
Sales and marketing	1,718	1,949	5,349	6,246
Product research and development	782	999	2,553	2,687
General and administrative	1,465	2,681	7,186	8,038
Stock-based compensation included in costs and expenses	$4,341	$6,063	$16,295	$18,255

7. INCOME TAXES

The provision (benefit) for income taxes for both continuing and discontinued operations is composed of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Current tax expense (benefit):
United States	$2,289	$(520)	$3,726	$829
International	(252)	(177)	(1,625)	76
Total current provision for income taxes	$2,037	$(697)	$2,101	$905

Tax Rate	(19.4)%	48.7%	(9.3)%	17.7%

The total current provision for income taxes for the three months ended September 30, 2013 is expense of $2.0 million, which is comprised of $0.6 million income tax benefit related to continuing operations and $2.6 million tax expense related to discontinued operations.  The total current provision for income taxes for the three months ended September 30, 2012 is comprised of $0.7 million tax benefit related to continuing operations, with immaterial tax expense related to discontinued operations.  For the nine months ended September 30, 2013, the total current provision for income taxes is $2.1 million, comprised of $0.4 million income tax benefit related to continuing operations and $2.5 million of income tax expense related to discontinued operations.  For the nine months ended September 30, 2012, the total current provision for income taxes is $0.9 million, comprised of $1.4 million income tax expense related to continuing operations, offset by $0.5 million of income tax benefit related to discontinued operations. See Note 11 — Discontinued Operations, for further illustration of the tax expense/benefit related to discontinued operations.

As of September 30, 2013, we had U.S. federal tax loss carryforwards of approximately $24.0 million and state tax loss carryforwards of approximately $44.0 million to offset future taxable income. The U.S. federal tax loss carryforwards expire in the years 2025 through 2032, while the state tax loss carryforwards expire in the years 2014 through 2032. As of September 30, 2013, we also had foreign tax loss carryforwards of approximately $9.0 million. The foreign tax loss carryforwards do not expire under current law.

On a quarterly basis, we assess whether a valuation allowance for net operating loss carryforwards and other deferred tax assets is needed. Based on our third quarter 2013 assessment, we concluded that accounting rules require us to maintain a valuation allowance against our net U.S. tax assets. At September 30, 2013, the Company had a valuation allowance on approximately $10.6 million of U.S. deferred tax assets related to operating losses and $46.4 million of deferred tax assets related to other U.S. tax attributes. We also have a valuation allowance on all of our foreign net operating losses of approximately $2.3 million. Any future release of this valuation allowance will reduce expense.

As of September 30, 2013, we had $11.1 million of unrecognized tax benefits, including related interest.  Approximately $10.5 million of these unrecognized tax benefits would affect our effective tax rate if recognized.  As of September 30, 2013, we had approximately $1.4 million of accrued interest related to uncertain tax positions.  During the quarter, $1.2 million of unrecognized tax benefits were released due to the expiration of a statute of limitations. Due to the potential resolution of examinations currently being performed by taxing authorities and the expiration of various statutes of limitation, it is reasonably possible that the balance of our unrecognized tax benefits may change within the next twelve months by a range of zero to $9.0 million.

8. COMMITMENTS AND CONTINGENCIES

Litigation

DDR Holdings, LLC (DDR) brought a claim against us and several other defendants regarding U.S. Patents Nos. 6,629,135 (“the ‘135 patent”), 6,993,572 (“the ‘572 patent”), and 7,818,399 (“the ‘399 Patent”), which are owned by DDR. These patents claim e-commerce outsourcing systems and methods relating to the provision of outsourced e-commerce support pages having a common look and feel with a host’s website. The case was filed in the U.S. District Court for the Eastern District of Texas on January 31, 2006 seeking injunctive relief, declaratory relief, damages and attorneys’ fees. We denied infringement of any valid claim of the patents-in-suit, and asserted counter-claims seeking a judicial declaration that the patents are invalid and not infringed. After a delay due to DDR’s request for re-examination of the ‘135 and ‘572 patents, Digital River and DDR concluded discovery and pre-trial depositions in August 2012. In pre-trial motions, DDR dropped its claims against Digital River with respect to the ‘135 and ‘399 patent.  On October 12, 2012, the jury found in favor of the plaintiff on the infringement claim in connection with the ‘572 patent and awarded damages of $0.8 million (versus plaintiff’s demand of $10.2 million).  On June 20, 2013, the court denied Digital River’s post-trial motions and entered judgment in the amount of $1.1 million (which amount includes pre-judgment interest), plus costs and post-judgment interest.  Digital River has appealed. During the third quarter of 2012, initial full settlement of the awarded damages (exclusive of interest which may be awarded by the court) was accrued for on the “Other accrued liabilities” line of the Consolidated Balance Sheets and the “General and administrative” line of the Consolidated Statements of Operations.  The accrued amount was adjusted to $1.1 million during the second quarter of 2013 to reflect the award of pre-judgment interest. In addition, on August 20, 2013, DDR filed a second lawsuit against DR, alleging both additional infringement of the ‘572 patent as well as a newly issued continuation patent, Patent No. 8,515,825 issued on August 20, 2013 (“the ‘825 patent”).  While we intend to vigorously defend this matter, we cannot predict the timing or ultimate outcome, nor estimate a range of loss, if any, for this matter.

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

Commitments and Guarantees

At certain times, we enter into agreements where a letter of credit is required to ensure payment of future obligations by counterparties, such as our credit card processors and international taxing jurisdictions.  Upon withdrawal, we are obligated to fund the executor bank on demand.  We have not set aside specific funds to cover this potential obligation as we can generally recover these costs from our clients.  If drawn upon, we expect to fund this commitment with cash and cash equivalents.  There were $0.5 million and $3.6 million in undrawn letters of credit as of September 30, 2013 and December 31, 2012, respectively.

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

We began repurchasing our 2010 senior convertible notes in the open market in the fourth quarter of 2012. No repurchases were made in the three months ended September 30, 2013. For the nine months ended September 30, 2013, we repurchased $5.4 million of the 2010 Notes in the open market at an average price of 98.8% of par. For the nine months ended September 30, 2013, the net gain on extinguishment of debt was immaterial, which is the net of the gain on sale offset by the write-off of debt issuance costs. As of December 31, 2012, we repurchased $43.9 million of the 2010 Notes in the open market at an average price of 98.5% of par. Notes repurchased are deemed to be extinguished for accounting purposes.

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

As of September 30, 2013, the fair value of our $295.8 million 2010 senior convertible notes was valued at $294.3 million based on the quoted fair market value of the debt.  As of December 31, 2012, the fair value of our $301.1 million 2010 senior convertible notes was valued at $285.3 million based on the quoted fair market value of the debt.  Debt is classified as a level 3 fair value measurement.  We determine fair value based on the market approach.

2004 Senior Convertible Notes

In 2004, we sold and issued $195.0 million in aggregate principal amount of 1.25% senior convertible notes due January 1, 2024 (2004 Notes), in a private, unregistered offering. The 2004 Notes were sold at their principal amount. On January 5, 2009, we announced that the majority of the holders of the 2004 Notes exercised the option to require us to repurchase those Notes on January 2, 2009.  Notes with an aggregate principal amount of approximately $8.8 million remain outstanding.  Holders of the remaining outstanding 2004 Notes have the right to require us to repurchase their 2004 Notes prior to maturity on January 1, 2014 and 2019.  Due to the repurchase right on January 1, 2014, the aggregate principle balance of the 2004 Notes is classified within “Other current liabilities” in the September 30, 2013, balance sheet.  The 2004 Notes are classified within “Senior convertible notes” in non-current liabilities at December 31, 2012.

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

As of September 30, 2013 and December 31, 2012, the fair value of our $8.8 million 1.25% 2004 senior convertible notes was valued at $8.7 million and $8.6 million, respectively, based on the quoted fair market value of the debt.  Debt is classified as a level 3 fair value measurement.  We determine fair value based on the market approach.

10. BUSINESS COMBINATIONS

On January 10, 2013 we acquired 100% of the capital stock of LML Payment Systems, Inc., a publically held payment service provider with operations in Victoria, British Columbia in an all cash transaction valued at $3.45 per share, or an aggregate purchase price of approximately $102.8 million. Acquisition and integration costs of $0.1 million and $4.9 million were expensed as incurred, and were recorded in the line item General and administrative on our Consolidated Statements of Operations for the three and nine months ended September 30, 2013, respectively.  LML is a leading provider of payment processing services to the Canadian small and medium sized business market.  This acquisition was made to broaden our online payments services to businesses of all sizes. The goodwill arising from the transaction consists primarily of synergies due the existence of an assembled workforce and synergies expected to be gained when combining the complimentary Digital River and LML business models.  None of the goodwill recognized is expected to be deductible for income tax purposes.

For the three months ended September 30, 2013, LML revenue was $5.8 million and net loss was $1.3 million. LML revenue for the period starting as of the acquisition date of January 10, 2013, and ending on September 30, 2013, was

$18.0 million.  LML net loss for the period starting as of the acquisition date of January 10, 2013, and ending on September 30, 2013, was $0.7 million.

The preliminary allocation of the purchase price for the LML acquisition has been assigned to assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.  The fair value of assets acquired and liabilities assumed was based upon a preliminary valuation and our estimates and assumptions are subject to change within the measurement period.  During the three months ended September 30, 2013, the acquisition date fair value of other liabilities was decreased $0.5 million, due primarily to an adjustment to the opening balance of deferred revenue, which resulted in a corresponding increase in deferred tax liabilities of $0.1 million and a decrease in residual goodwill of $0.4 million.  The resolution of various tax matters in the opening balance sheet resulted in an additional increase in deferred tax liabilities of $0.4 million with a corresponding increase in goodwill of $0.4 million.  During the three months ended June 30, 2013, the acquisition date fair value of intangible assets was increased $2.6 million, which resulted in a corresponding increase in deferred tax liabilities of $0.6 million and a decrease in residual goodwill of $2.0 million.  The remaining areas of the purchase price that are not yet finalized as of September 30, 2013 are related to accounts receivable, other assets, income taxes, deferred tax accounts, other liabilities and residual goodwill.

The preliminary allocation of the purchase price is summarized in the following table (in thousands):

LML Payment Systems, Inc.
Cash and cash equivalents	$46,957
Accounts receivable	1,334
Receivable of acquisition expenses incurred on behalf of Digital River	1,068
Customer and partner relationships	23,230
Trade names	3,567
Other intangibles	1,185
Goodwill	54,287
Other assets	4,757
Total assets acquired	136,385
Other liabilities	33,585
Total liabilities assumed	33,585
Total allocation of purchase price consideration	102,800
Less: cash acquired	(46,957)
Total purchase price, net of cash acquired	$55,843

For the LML acquisition, customer and partner relationships have a weighted average useful life of 5.0 years, trade names have a weighted average useful life of 5.0 years and other intangibles have a weighted average useful life of 4.8 years.

Information regarding our intangible assets acquired from the LML acquisition is as follows (in thousands):

	As of September 30, 2013
	Carrying Amount	Accumulated	Carrying Amount
	Gross	Amortization	Net
Customer and partner relationships	$23,230	3,387	19,843
Trade names	3,567	520	3,047
Other intangibles	1,185	205	980
Total	$27,982	$4,112	$23,870

Amortization expense of LML acquisition-related intangible assets was $1.4 million and $4.1 million for the three and nine months ended September 30, 2013 respectively.

Estimated amortization expense for the remaining life of the LML intangible assets, based on intangible assets as of September 30, 2013, is as follows (in thousands):

Year
Remainder of 2013	$1,418
2014	5,613
2015	5,613
2016	5,613
2017	5,613
Total	$23,870

Pro Forma Operating Results (Unaudited)

The unaudited pro forma financial information in the table below summarizes the combined results of operations for Digital River, Inc. and LML. The consolidated financial statements include the operating results of LML from the date of acquisition.

The historical financial information has been adjusted to give effect to pro forma events that are directly attributable to the transaction, are factually supportable and, in the case of the pro forma results of operations, have a nonrecurring impact. For the three and nine months ended September 30, 2012, the pro forma results include adjustments primarily related to amortization of acquired intangible assets of $1.4 million and $4.1 million, respectively, less elimination of LML historical intangible amortization expense of $0.2 million and $0.5 million, respectively, and income taxes benefit of $0.3 million and $0.9 million, respectively. The following unaudited pro forma condensed results of operations for three and nine months ended September 30, 2012 and 2013, have been prepared as if the LML acquisition had occurred on January 1, 2012, (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue	$87,260	$92,815	$289,366	$294,321
Net income (loss)	(12,487)	(1,314)	(24,432)	4,307

This pro forma financial information does not purport to represent results that would actually have been obtained if the transactions had been in effect on January 1, 2012, as applicable, or any future results that may be realized.

All other business combination activities have been determined to be immaterial when compared to our consolidated financial statements.

11. DISCONTINUED OPERATIONS

On September 30, 2013, we sold substantially all of the net assets of CustomCD, Inc., which was based in Portland, Oregon in a stock sale to a former employee.  We have recorded a pre-tax loss on the sale of $0.1 million within “Income (loss) from discontinued operations, net of tax” in our Consolidated Statements of Operations.  The results of operations of CustomCD, including the loss on the sale, have been excluded from the results of continuing operations and are reported as discontinued operations.

On October 1, 2013, we sold substantially all of the net assets of Digital River Education Services, Inc., which was based in Plano, Texas in a stock sale to two former employees.  We have determined that the criteria for reporting the assets and liabilities of DRES as held for sale, and the results of their operations, including the loss on the sale, as discontinued operations was met as of September 30, 2013.  We have recorded a pre-tax loss on the sale of $2.0 million within “Income (loss) from discontinued operations, net of tax” in our Consolidated Statements of Operations.

We do not allocate interest income or interest expense to discontinued operations. The operating results of the discontinued operations included in the our Consolidated Statements of Operations for the three and nine month periods ended September 30, 2013 and 2012 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue	$3,064	$4,614	$8,044	$12,510
Income (loss) on discontinued operations before taxes and loss on disposal	(99)	4	(1,619)	(1,466)
Loss on disposal of discontinued businesses before taxes	(2,110)	—	(2,110)	—
Provision (benefit) for income taxes	2,682	3	2,509	(539)
Income (loss) on discontinued operations, net of tax	$(4,891)	$1	$(6,238)	$(927)

The assets and liabilities of discontinued operations as of September 30, 2013 and December 31, 2012 were as follows (in thousands):

	September 30,	December 31,
	2013	2012
Current assets of discontinued operations	$6,584	$7,365
Long-term assets of discontinued operations	—	196
Total assets of discontinued operations	$6,584	$7,561

Current liabilities of discontinued operations	$7,291	$5,753
Non-current liabilities of discontinued operations	—	0
Total liabilities of discontinued operations	$7,291	$5,753

12. SUBSEQUENT EVENT

Subsequent to the quarter ended September 30, 3013, we reduced our workforce by 7% as part of our strategic transformation. Total severance and outplacement costs are expected to be $1.9 million, which will be recognized starting in the fourth quarter of 2013 when all of the criteria for one-time employee termination benefits under ASC 420 are met.

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

Business Overview

We provide end-to-end global cloud-commerce, payments and marketing solutions to a wide variety of companies in software, consumer electronics, computer games, video games and other markets. We offer our clients a broad range of services that enable them to quickly and cost effectively establish an online sales channel capability and to subsequently manage and grow online sales on a global basis while mitigating risks. Our services include design, development and hosting of online stores and shopping carts, store merchandising and optimization, order management, denied parties screening, export controls and management, tax compliance and management, fraud management, digital product delivery via download, physical product fulfillment, subscription management, online marketing including e-mail marketing, management of affiliate programs, paid search programs, payment processing services, web analytics and reporting, and website optimization.

Our commerce products and services allow our clients to focus on promoting and marketing their products and brands worldwide while leveraging our investments in technology and infrastructure to facilitate the purchase of products through their online websites. When shoppers visit one of our clients’ branded websites they are transferred to an online commerce store and/or shopping cart operated by us on our commerce platforms. Once on our system, shoppers can browse for products and make purchases online. We typically are the seller of record for transactions through our client branded stores. After a purchase is made, we either deliver the product digitally via download over the Internet or transmit instructions to a third party for physical fulfillment of the order. We also typically process the buyer’s payment as the merchant of record, including collection and remittance of applicable taxes and compliance with various regulatory matters.  We have invested substantial resources to develop our cloud-commerce and marketing platforms, including direct-to-buyer software, and we provide access and use of our platforms to our clients as a service as opposed to selling the software to be operated on their own in-house computer hardware.  Our cloud-commerce store solutions range from simple remote control models to more comprehensive online store models.

Through Digital River World Payments (DRWP) and LML, we offer a full range of payment processing services to clients.  These services include multiple payment methods, fraud management, tax management, cloud-based billing and other payment optimization services.

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

Current Period Results and Outlook

For the quarter ended September 30, 2013, we recorded a net loss of $12.5 million or ($0.40) per share, comprised of net loss from continuing operations of $7.6 million or ($0.24) per share and net loss from discontinued operations of $4.9 million or ($0.16) per share.  For the comparative quarter ended September 30, 2012, we recorded a net loss of $0.7 million or ($0.02) per share, comprised of net loss from continuing operations of $0.7 million and breakeven discontinued operations.  Revenues from continuing operations of $87.3 million in the quarter ended September 30, 2013, are consistent with revenues from continuing operations of $87.1 million in the same period in the prior year as payments revenue growth of $8.7 million offset a decrease in commerce revenue of $8.5 million compared to prior year.  $5.8 million of the growth in payments revenue was related to LML, which was acquired in the first quarter of 2013.  Client attrition was the primary driver of the decrease in commerce revenue compared to prior year.  However, the level of client attrition and its impact on revenue continues to be consistent with our expectations and previous communications.

Total costs and expenses in continuing operations as of September 30, 2013, of $93.8 million increased 8.6% compared to the same period in the prior year. As of September 30, 2013 and December 31, 2012, we had $580.8 million and $705.6 million in cash, cash equivalents and short-term investments, respectively.

Our management’s discussion and analysis includes the quarterly results of LML’s earnings starting as of the acquisition date of January 10, 2013.

We continue to move forward with the strategic transformation process.  We are making substantial investments, up to $22 million in 2013, with continuing investments into 2014, to deliver a more flexible commerce ecosystem, pursue high-impact growth markets, as well as create financial capacity that will drive growth and improved operating margins over time.

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

We view our operations and manage our business as one reportable segment, providing outsourced commerce and payments solutions globally to a variety of companies.

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

Results of Operations

LML Acquisition

On January 10, 2013, we acquired all of the capital stock of LML Payment Systems, Inc., a publically held payment service provider with operations in Victoria, British Columbia in an all cash transaction valued at $3.45 per share, or an aggregate purchase price of approximately $102.8 million. The inclusion of LML’s financial results since the acquisition date represent an increase to our operations in the nine months ended September 30, 2013 when compared to the same period in the prior year.

Reclassifications

The results of the operations of CustomCD and DRES have been classified within Discontinued Operations within our Consolidated Statements of Operations for the three and nine month periods ending September 30, 2013.  The operations of these entities in the corresponding periods of 2012 have been reclassified into Discontinued Operations for comparative purposes to conform to the current year presentation.  In addition, all of the assets and liabilities of DRES, which was sold on October 1, 2013, meet the criteria for assets held for sale as of September 30, 2013, and are separately reported as current assets, at fair value, and current liabilities of discontinued operations within the Consolidated Balance Sheet at September 30, 2013.  The assets and liabilities of CustomCD have been removed from our Consolidated Balance Sheet as of September 30, 2013, as the entity was sold on September 30, 2013.  The assets and liabilities of both CustomCD and DRES in the December 31, 2012 Consolidated Balance Sheet have been reclassified and separately presented as current assets and current liabilities of discontinued operations for comparative purposes with the current year presentation.

Certain items in the prior year’s Consolidated Statements of Operations have been reclassified for comparative purposes to conform to the current year presentation.  Historically, we have reported payment processing fees, chargebacks, and directly related personnel expenses within the “Sales and marketing” and “General and administrative” line items.  We have reclassified these expenses to the “Direct cost of services” line as these costs are associated directly with services rendered.  For the three and nine months ended September 30, 2012, excluding amounts related to CustomCD and DRES which have been reclassified to discontinued operations, we have reclassified $12.8 million and $39.3 million, respectively, previously reported as “Sales and marketing” and $0.4 million and $1.4 million, respectively, previously reported as “General and administrative” to “Direct cost of services”.  The reclassifications did not have an effect on reported consolidated net income (loss).

The following table sets forth certain items from our Consolidated Statements of Operations as a percentage of revenue from continuing operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	18.5	17.8	19.1	17.5
Network and infrastructure	16.8	15.1	15.3	14.1
Sales and marketing	28.7	26.1	27.9	27.4
Product research and development	20.8	17.4	18.4	16.7
General and administrative	13.8	15.8	15.3	13.6
Goodwill impairment	—	—	7.4	—
Depreciation and amortization	6.5	5.7	5.4	5.6
Amortization of acquisition-related intangibles	2.4	1.3	2.2	1.3
Total costs and expenses	107.5	99.2	111.0	96.2
Income (loss) from operations	(7.5)	0.8	(11.0)	3.8
Interest income	0.6	0.9	0.6	1.1
Interest expense	(2.2)	(2.6)	(2.0)	(2.5)
Other income (expense), net	(0.3)	(0.7)	5.8	—
Income (loss) from continuing operations before income taxes	(9.4)	(1.6)	(6.6)	2.4
Income tax expense (benefit)	(0.7)	(0.8)	(0.2)	0.5
Income (loss) from continuing operations	(8.7)	(0.8)	(6.4)	1.9
Income (loss) from discontinued operations, net of tax	(5.6)	—	(2.2)	(0.4)
Net income (loss)	(14.3)%	(0.8)%	(8.6)%	1.5%

The following narrative discussion addresses the results of continuing operations for each financial statement caption.  The results of discontinued operations are separately addressed at the conclusion of this discussion.

Revenue.  Our revenue of $87.3 million for the three months ended September 30, 2013 was consistent with $87.1 million for the same period in the prior year. For the nine months ended September 30, 2013, revenue totaled $288.4 million, an increase of $16.0 million, or 6%, from revenue of $272.4 million for the same period in the prior year.

Our revenues are driven primarily by global commerce and payment services provided to a wide variety of companies in the software, consumer electronics, computer games and other markets.  Continuing commerce revenues include revenues generated from Microsoft, as well as, our remaining supporting businesses.  Revenues from our former supporting businesses, DRES and CustomCD, are included within discontinued operations.  Payments revenues include revenues from DRWP and our first quarter 2013 acquisition, LML.

For the three months ended September 30, 2013, payments revenue increased $8.7 million, primarily due to $5.8 million of revenue from LML.  DRWP revenue of $9.0 million was also up 47% compared to $6.1 million in the third quarter of 2012, driven by continued client expansion.  This increase in payments revenue was offset by a decrease of $8.5 million in the continuing operations of our commerce business due mainly to the continued impact of client attrition from prior periods.  For the nine months ended September 30, 2013, the $16.0 million increase in revenue was due to a $28.1 million increase in payments revenue, offset by $12.1 million decrease in commerce revenue.  LML revenue for the period starting as of the acquisition date of January 10, 2013, and ending on September 30, 2013, was $18.0 million.

International sales were approximately 46.8% and 47.7% of total sales in the three and nine month periods ended September 30, 2013, compared to 45.8% and 46.4% for the same periods in the prior year.

Direct Cost of Services. Direct cost of services includes payment processing fees, chargeback expense, fraud detection and prevention, costs related to product fulfillment, delivery solutions and certain client-specific costs. Direct cost of service were $16.2 million for the three months ended September 30, 2013, compared to $15.5 million for the same period in the prior year.  Direct cost of service expenses were $55.3 million for the nine months ended September 30, 2013, compared to $47.8 million for the same period in the prior year. The increase in direct cost of services is primarily related to higher revenue in the first nine months of 2013 compared to the same period in the prior year.

Network and Infrastructure.  Our network and infrastructure expenses primarily include costs to operate and maintain our technology platforms, customer service, data communication and data center operations.  Network and infrastructure expenses were $14.6 million and $13.2 million for the three months ended September 30, 2013 and 2012, respectively.  Network and infrastructure expenses were $44.0 million and $38.3 million for the nine months ended September 30, 2013 and 2012, respectively.  The increase was mainly due to higher data communication and IT related costs related to enhancing our flexibility and stability within our commerce environments.

Sales and Marketing.  Our sales and marketing expenses include personnel and related costs, advertising, promotional and product marketing expenses, and bad debt expense.  Sales and marketing expenses were $25.0 million and $22.8 million for the three months ended September 30, 2013 and 2012, respectively.  Sales and marketing expenses were $80.4 million and $74.6 million for the nine months ended September 30, 2013 and 2012, respectively.  The increase in costs in the third quarter was due mainly to increased workforce related expenses and LML sales and marketing initiatives.  Year-to-date increases were driven by additional first quarter 2013 expenses primarily related to corporate website redesign and branding initiatives as well as the additional of LML expenses.

Product Research and Development.  Our product research and development expenses include costs associated with design, development and enhancement of our technology platforms and related systems. Research and development costs are expensed as incurred, except certain internal-use software development costs that are eligible for capitalization and costs directly associated with preparing a client website launch that are eligible to be deferred and amortized over the life of the site’s associated revenue streams.  These costs drive enhanced technologies and strengthen our leadership position in the markets we serve. These investments advance our global system scalability, e-marketing capabilities, data management and client reporting. Product research and development expenses were $18.1 million and $15.2 million for the three months ended September 30, 2013 and 2012, respectively. Product research and development expenses were $53.0 million and $45.6 million for the nine months ended September 30, 2013 and 2012, respectively. The increase was primarily due to increased emphasis in our investment in platform stability, LML related research and development, and the recognition of expenses that were previously deferred until completion of a client site.

General and Administrative.  Our general and administrative expenses primarily include executive, finance, human resources and other administrative workforce and other related expenses, fees for professional services, bank fees, litigation costs, insurance costs, integration costs and non-income related taxes. General and administrative expenses were $12.0 million and $13.7 million for the three months ended September 30, 2013 and 2012, respectively.  General and administrative expenses were $44.0 million and $37.0 million for the nine months ended September 30, 2013 and 2012, respectively.  The decrease in third quarter expenses was related mainly to lower stock compensation and consulting expense, as well as, LML acquisition fees that were incurred in the third quarter of 2012.  The year-to-date increase is due to severance, legal fees, and acquisition and integration costs associated with LML in the first quarter of 2013 and strategic consulting expenses associated with business process transformation plans in the second quarter of 2013.

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

Depreciation and Amortization.  Our depreciation and amortization expenses include the depreciation of computer equipment, office furniture and leasehold improvements and the amortization of purchased and internally developed software. Computer equipment, furniture and software are depreciated/amortized under the straight-line method using three to seven year lives and leasehold improvements are depreciated over the shorter of the life of the asset or the remaining length of the lease. Depreciation and amortization expense was $5.7 million and $4.9 million for the three months ended September 30, 2013 and 2012, respectively.  Depreciation and amortization expense was $15.7 million and $15.2 million for the nine months ended September 30, 2013 and 2012, respectively.

Amortization of Acquisition-Related Intangibles. Amortization of acquisition-related intangibles consists of the amortization of intangible assets such as customer and partner relationships, technology and trade names acquired in business combinations. Amortization of acquisition-related intangible assets was $2.1 million and $1.1 million for the three months ended September 30, 2013 and 2012, respectively.  Amortization of acquisition-related intangible assets was $6.4 million and

$3.5 million for the nine months ended September 30, 2013 and 2012, respectively.  The increase was driven by the addition of intangibles associated with the purchase of LML.

Interest Income.  Our interest income represents the total of interest income on our cash, cash equivalents, short-term investments and certain long-term investments.  Interest income was $0.6 million and $0.8 million for the three months ended September 30, 2013 and 2012, respectively.  Interest income was $1.9 million and $2.9 million for the nine months ended September 30, 2013 and 2012, respectively.  The decrease in interest income was due to less cash and cash equivalents and short-term investments due to the acquisition of LML and stock and debt repurchases completed during 2013 and the fourth quarter of 2012.

Interest Expense.  Our interest expense includes the total of cash and non-cash interest expense attributable to our outstanding convertible debt. For the three months ended September 30, 2013 and 2012, interest expense was $1.9 million and $2.3 million, respectively, which included $0.4 million and $0.5 million of debt financing cost amortization, respectively.  For the nine months ended September 30, 2013 and 2012, interest expense was $5.9 million and $6.8 million, respectively, which included $1.3 million and $1.5 million of debt financing cost amortization, respectively.  The decrease in interest expense, including debt financing cost amortization, was due to the repurchase of our 2010 senior convertible notes during the first half of 2013 and the fourth quarter of 2012, which bear an annual interest rate of 2.0%.

Other Income (Expense), Net. Our other income (expense), net includes foreign currency transaction gains and losses, gains and losses on investments or asset disposals (excluding disposal of businesses), other-than-temporary impairment of investments and dividend income. Other income (expense), net was ($0.3) million and ($0.6) million for the three months ended September 30, 2013 and 2012, respectively.  For the three months ended September 30, 2013, the net decrease in expense was due to a $0.6 million note receivable reserve recorded in the third quarter of 2012, offset by $0.3 million of unfavorable foreign currency re-measurement losses during the quarter the third quarter of 2013. Other income (expense), net was $16.7 million and $0.1 million for the nine months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013 the increase is primarily driven by the sale of a cost method equity investment to a third party which resulted in a gain of $17.6 million, offset by unfavorable foreign currency re-measurement losses.

Income Tax Expense (Benefit).  For the three months ended September 30, 2013 and 2012, our tax benefit related to continuing operations was $0.6 million and $0.7 million, respectively.  For the three month period ended September 30, 2013, our income tax expense related to discontinued operations was $2.6 million, with immaterial expense related to discontinued operations in the comparative prior quarter ended September 30, 2012.  For the three months ended September 30, 2013, our total tax expense consisted of approximately $2.3 million of U.S. tax expense and $0.2 million of foreign tax benefit.  For the three months ended September 30, 2012, our total tax benefit consisted of approximately $0.5 million of U.S. tax benefit and $0.2 million of foreign tax benefit.  For the three months ended September 30, 2013 and 2012, the tax rate was (19.4%) and 48.7%, respectively.  The difference in tax rates is due to different discrete items occurring in the quarters, as well as, the valuation allowance established in the fourth quarter of 2012.

For the nine months ended September 30, 2013, our tax benefit related to continuing operations was $0.4 million compared to $1.4 million of tax expense related to continuing operations for the nine months ended September 30, 2012. For the nine months ended September 30, 2013, our tax expense related to discontinued operations was $2.5 million compared to $0.5 million tax benefit related to discontinued operations for the nine months ended September 30, 2012. For the nine months ended September 30, 2013, our total tax expense consisted of approximately $3.7 million of U.S. tax expense and $1.6 million of foreign tax benefit. For the nine months ended September 30, 2012, our total tax expense consisted of approximately $0.8 million of U.S. tax expense and $0.1 million of foreign tax expense. For the nine months ended September 30, 2013 and 2012, the tax rate was (9.3%) and 17.7%, respectively. The difference in tax rates is due to different discrete items occurring between the periods, as well as, the valuation allowance established in the fourth quarter of 2012.

Discontinued Operations.  For the three months ended September 30, 2013 revenues included within discontinued operations totaled $3.1 million, a decrease of $1.5 million, or 34%, from revenues of $4.6 million for the same period in the prior year.  $1.0 million of the decrease relates to DRES and $0.5 million relates to CustomCD.  Loss from discontinued operations before tax and loss on disposals for the three months ended September 30, 2013, totaled $0.1 million compared to break-even for the three months ended September 30, 2012.  The pre-tax loss on disposal recorded in the three months ended September 30, 2013 was $2.1 million, $2.0 million related to DRES and $0.1 million related to CustomCD.  Total net losses from discontinued operations were $4.9 million for the three months ended September 30, 2013, compared to break-even for the three months ended September 30, 2012.

For the nine months ended September 30, 2013, revenues included within discontinued operations totaled $8.0 million, a decrease of $4.5 million, or 36%, from revenues of $12.5 million for the same period in the prior year.  $3.1 million of the decrease relates to DRES and $1.4 million relates to CustomCD.  Loss from discontinued operations before tax and loss on disposals for the nine months ended September 30, 2013 totaled $1.6 million compared to $1.5 million for the nine months ended September 30, 2012.  The pre-tax loss on disposal recorded in the nine months ended September 30, 2013 was $2.1 million, $2.0 million related to DRES and $0.1 million related to CustomCD.  Total net losses from discontinued operations were $6.2 million for the nine months ended September 30, 2013 compared to net loss of $0.9 million for the nine months ended September 30, 2012.

Off Balance Sheet Arrangements

None.

Liquidity and Capital Resources

	Nine Months Ended
	September 30,
Cash Flows (in thousands)	2013	2012
Cash provided by (used in):
Operating activities	$(45,555)	$(24,344)
Investing activities	5,799	12,221
Financing activities	(51,176)	(20,948)
Effect of exchange rate changes on cash and cash equivalents	6,143	1,333
Net increase (decrease) in cash and cash equivalents	$(84,789)	$(31,738)

Operating Activities

As of September 30, 2013, we had $458.1 million of cash and cash equivalents, approximately 49.7% of which are held by our international subsidiaries. If funds held by our international subsidiaries were repatriated to the U.S. we may incur a U.S. tax liability that is not currently accrued in our financial statements.  However, cash and cash equivalents held in the U.S. are sufficient to fund our current and anticipated domestic operations.  As a result, we do not anticipate any local liquidity restrictions that would preclude us from funding our expansion or operating needs and do not foresee a need to repatriate any earnings.

As of September 30, 2013 and December 31, 2012, we had $580.8 million and $705.6 million in cash, cash equivalents and short-term investments, respectively.  Excluding client payables and client receivables, we had $470.4 million and $550.4 million in net short-term liquidity as of the end of September 30, 2013 and December 31, 2012, respectively.  Our company cash, which includes cash and non-equity investments and excludes client payables and client receivables, was $510.5 million and $587.4 million as of September 30, 2013, and December 31, 2012, respectively.

Net cash used in operations for the nine months ended September 30, 2013 of $45.6 million was primarily the result of our net loss and changes in working capital, adjusted for non-cash expenses and income from gain on sale of an equity investment.  Net cash used in operations for the nine months ended September 30, 2012 of $24.3 million was primarily the result of changes in working capital, offset by net income, adjusted for non-cash expenses.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2013 was $5.8 million and was the result of net sales of investments of $77.3 million, offset by net cash paid for acquisitions of $55.8 million and purchases of equipment and capitalized software of $15.7 million. Net cash provided by investing activities for the nine months ended September 30, 2012 was $12.2 million and was the result of net sales of investments of $26.6 million, offset by purchases of equipment and capitalized software of $14.4 million.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2013 was $51.2 million. This was primarily driven by $44.0 million cash used in the repurchase of common stock, $4.3 million cash used in the repurchase of restricted stock to satisfy tax withholding obligations, and repurchase of convertible senior notes of $5.4 million, offset by proceeds of $1.3 million provided by the exercise of stock options.  Net cash used in financing activities for the nine months ended September 30, 2012, was $20.9 million. This was primarily driven by $20.2 million cash used in the repurchase of common stock and $3.7 million cash used in the repurchase of restricted stock to satisfy tax withholding obligations, offset by proceeds of $1.5 million provided by the exercise of stock options.

Effect of Exchange Rate Changes

For the nine months ended September 30, 2013, changes in foreign currency rates resulted in a $6.1 million increase in our cash and cash equivalents.  The change is due to foreign currency volatility on our international entity balance sheet exposures, primarily from the euro.

Auction Rate Securities

As of September 30, 2013, we held $45.7 million of auction rate securities (ARS) at par value which we have recorded at fair value of $40.2 million.  As of December 31, 2012, we held $45.8 million of ARS at par value which was recorded at fair value of $37.0 million.  The ARS are 105 — 134% over-collateralized and the underlying student loans are guaranteed by the U.S. government.  Almost all of these securities continue to fail at auction due to continued illiquid market conditions.

Due to the illiquid market conditions, we recorded a temporary fair value reduction of our ARS in the amount of $5.5 million (12.1% of par value) as of September 30, 2013, under “Accumulated other comprehensive income (loss)”, compared to a $8.8 million temporary fair value reduction as of December 31, 2012 (19.3% of par value).  In evaluating our ARS portfolio, we note sustained performance of our securities, strong parity levels, observed market redemption activity, and continued receipt of interest and penalty payments. As we expect to receive all contractual cash flows, we do not believe the unrealized losses to be credit related.  We continue to believe that we will be able to liquidate at par over time. We do not intend to sell the investments prior to recovery of their amortized cost basis nor do we believe it is more likely than not we may be required to sell the investments prior to recovery of their amortized cost basis. Accordingly, we treated the fair value decline as temporary. We anticipate we will have sufficient cash flow from operations to execute our business strategy and fund our operational needs. We believe that capital markets are also available if we need to finance other investment alternatives.

The discounted cash flow model we used to value these securities included the following assumptions:

	September 30,	December 31,
	2013	2012
Unobservable inputs
Redemption period (in years)	7	7
Credit ratings	BB+ to AAA	BB+ to AAA
Penalty coupon rate	1.0% to 1.5%	1.0% to 1.5%
Weighted average annualized yield	1.2%	1.5%
Risk adjusted discount rate	4.4% to 10.2%	3.5% to 12.3%

Management makes estimates and assumptions about the ARS, which can be sensitive to changes and effect the determination of fair value.  An increase in the length of redemption period or an increase in the discount rate assumption would decrease our fair value.  Also, a decrease in the securities’ credit ratings would decrease our fair value.

The portfolio had a weighted average maturity of 30.1 years and 30.8 years as of September 30, 2013 and December 31, 2012, respectively.

We classify our ARS as Level 3 long-term investments until we receive a call or partial call on the securities.  Upon receipt of a call or partial call, we classify the securities subject to the call or partial call, as Level 1 short term investments. As of September 30, 2013 and December 31, 2012, our entire ARS portfolio was classified as Level 3 long-term investments. In the nine months ended September 30, 2013, we liquidated $0.1 million of ARS due to partial calls at par.  During the year ended December 31, 2012, we liquidated $25.7 million of ARS due to full calls, partial calls or sales at par. The amount of Level 3 assets as a percentage of total assets measured at fair value on a recurring basis was 6.4% and 5.0% as of September 30, 2013 and December 31, 2012, respectively.

Commitments and Guarantees

At certain times, we enter into agreements where a letter of credit is required to ensure payment of future obligations by counterparties, such as our credit card processors and international taxing jurisdictions.  Upon withdrawal, we are obligated to fund the executor bank on demand.  We have not set aside specific funds to cover this potential obligation as we can generally recover these costs from our clients.  If drawn upon, we expect to fund this commitment with cash and cash equivalents.  There were $0.5 million and $3.6 million in undrawn letters of credit at September 30, 2013 and December 31, 2012, respectively.

Application of Critical Accounting Policies

Critical Accounting Estimates and Policies

A detailed description of our significant accounting policies can be found in our most recent Annual Report filed on Form 10-K for the fiscal year ended December 31, 2012.  There were no material changes in significant accounting policies during the quarter ended September 30, 2013.

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

At September 30, 2013, we had $304.6 million of Senior Convertible Notes ($295.8 million classified as Non-current “Senior convertible notes” and $8.8 million classified within “Other current liabilities”), which are fixed rate instruments.  The market value of our convertible debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.

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

Transaction Exposure

The Company enters into short-term foreign currency forward contracts to offset the foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies.  Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in current earnings in “Other income (expense), net”. Foreign currency transaction gains and losses were a loss of $0.3 million and were immaterial in the three months ended September 30, 2013 and 2012, respectively.  Foreign currency transaction losses were $0.8 million and $0.2 million in the nine months ended September 30, 2013 and 2012, respectively.

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

Other Market Risks

Investments in Auction Rate Securities

At September 30, 2013, we held approximately $45.7 million of ARS at par.  In light of current conditions in the ARS market as described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in this Quarterly Report on Form 10-Q, we may incur temporary unrealized losses, or other-than-temporary realized losses, in the future if we are unable to recover the investment principal in our ARS.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a — 15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013.  The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on their evaluation of our disclosure controls and procedures as of September 30, 2013, our Chief Executive Officer and our Chief Financial Officer concluded that as of that date, our disclosure controls were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Except as set forth below, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a — 15(f) and 15d — 15(f) under the Exchange Act) during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

In connection with the acquisition of LML Payment Systems, Inc., management has elected to exclude LML from management’s assessment of the effectiveness of our internal control over financial reporting for the year ended December 31, 2013, and the quarters therein, as permitted by the Securities and Exchange Commission. As of the quarter ended September 30, 2013, total assets attributable to LML, excluding $74.9 million of goodwill and intangible assets, represented approximately $29.7 million or 3.1% of our total assets. Total revenue attributable to LML represented approximately $5.8 million of net revenue, or 6.6% of net revenue for the quarter ended September 30, 2013. Total revenue attributable to LML represented approximately $18.0 million of net revenue, or 6.2% of net revenue for the period starting as of the acquisition date of January 10, 2013, and ending on September 30, 2013.

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

•                  Dependence on Key Personnel and Employee Turnover. Our future success significantly depends on our ability to continue to identify, attract, hire, train, retain and motivate highly skilled personnel, including the continued services and performance of our senior management. Competition for these personnel is intense, particularly in the Internet industry. Our performance also depends on our ability to retain and motivate our key technical and other employees who are skilled in maintaining our proprietary technology platforms and business offerings. The loss of the services of any of our executive officers or other key employees could harm our business if we are unable to effectively replace that officer or employee, or if that person should decide to join a competitor or otherwise directly or indirectly compete with us. Employee turnover may also increase in light of the risks, uncertainties, expenses, delays and difficulties associated with operating a business in a relatively rapidly changing industry and environment. Effective February 28, 2013, Digital River’s board of directors appointed David C. Dobson as chief executive officer and elected him to the Board of Directors of the Company. Mr. Dobson, age 50, has been a self-employed business consultant and private investor since July 2012.  He served as Executive Vice President and Group Executive, Customer Solutions Group for CA, Inc. (CA), a leading enterprise information technology management software and solutions company, from July 2010 to July 2012, where he was responsible for managing CA’s broad portfolio of products and solutions for mainframe, distributed and cloud computing environments. Prior to joining CA, Mr. Dobson served as Executive Vice President and Chief Strategy and Innovation Officer of Pitney Bowes Inc. (Pitney Bowes), a manufacturer of software and hardware and a provider of services related to documents, packaging, mailing and shipping, where he was responsible for leading the development of the company’s long-term strategy from September 2008 to July 2009.  In addition, he also served as President of Pitney Bowes Management Services, Inc., a wholly owned subsidiary of Pitney Bowes Inc., from August 2009 to July 2010.  Prior to joining Pitney Bowes, he was Chief Executive Officer of Corel Corporation, a computer software company specializing in graphics processing, from 2005 to 2008.  Before joining Corel Corporation, Mr. Dobson spent 19 years at IBM, where he held a number of senior management positions.

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

The market price for our common stock has varied between a high of $20.29 and a low of $16.26 in the three months ended September 30, 2013. This volatility may affect the price at which you could sell your common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors; variations in our quarterly operating results from our expectations or those of securities analysts or investors; downward revisions in estimates by us or security analysts; and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.

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

Sales of products for one client, Microsoft, accounted for a significant portion of our revenue in the quarter and year-to-date periods ended September 30, 2013. In addition, a limited number of other software, gaming and physical goods clients contribute a large portion of our annual revenue.  If any one of these key contracts is not renewed or otherwise terminates, or if revenues from these clients decline for any other reason (such as competitive developments), our revenue would decline and our ability to sustain profitability would be impaired.  Our contract with Microsoft expires March 1, 2014, subject to certain extension rights exercisable by Microsoft.  If our contract with Microsoft is not renewed, renegotiated or otherwise extended, or if revenues from Microsoft decline for any other reason, our revenue and our ability to sustain profitability could be materially adversely impaired.

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

As we generate a significant portion of our revenues outside the U.S. but report our financial results in U.S. dollars, we are exposed to adverse movements in currency exchange rates.  Sales outside the United States accounted for approximately 46.8% of our total sales in the third quarter of 2013. A significant portion of our cash and marketable securities are held in non-U.S domiciled countries, primarily Ireland and Germany. The results of operations of, and certain of our intercompany balances associated with, our internationally focused websites are exposed to foreign exchange rate fluctuations. Upon translation, net sales and other operating results from our international operations may differ materially from expectations, and we may record significant gains or losses on the re-measurement of intercompany balances. If the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions will result in increased net revenues and operating expenses. Similarly, our net revenues and operating expenses will decrease if the U.S. dollar strengthens against foreign currencies, for example, as a result of the ongoing sovereign debt crisis in Europe. As we have expanded our international operations, our exposure to exchange rate fluctuations has become more pronounced. We may enter into short-term currency forward contracts to offset the foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. The use of such hedging activities may not offset more than a portion of the adverse financial impact resulting from unfavorable movements in foreign exchange rates.

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

We periodically assess whether it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets and establish valuation allowances if it is not likely we will realize our deferred income tax assets. In making this determination, we consider all available positive and negative evidence and make certain assumptions. We consider, among other things, our deferred tax liabilities, the overall business environment, our historical financial results, and potential current and future tax planning strategies. At September 30, 2013, the Company had net deferred tax liabilities of $10.8 million.  This amount includes a valuation allowance on approximately $10.6  million of deferred tax assets related to operating losses and $46.4 million of deferred tax assets related to other tax attributes as we believe it is more likely than not that these deferred tax assets will not be realized. We also have a valuation allowance on all of our foreign net operating losses of approximately $2.3 million. Our assessment is ongoing and may conclude that we require additional valuation allowances in the future.  Any release of the valuation allowance would reduce income tax expense.

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

We sell products and services to consumers outside the United States and we intend to continue expanding our international presence. For the nine months ended September 30, 2013, our sales to international consumers represented approximately 47.7% of our total sales. Continued expansion into international markets, particularly the European and Asia-Pacific regions, requires significant resources that we may fail to recover through generating additional revenue. Conducting business internationally is subject to risks that may have a material adverse effect on our ability to increase or maintain foreign sales, including:

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

From time to time we are notified of potential patent disputes, and expect that we will increasingly be subject to the assertion of patent infringement claims against us and/or our customers as our services expand in scope and complexity. We have been, and from time-to-time may be, named as a defendant in lawsuits claiming that we have, in some way, violated the intellectual property rights of others. For example, we were named as a defendant in a patent litigation in the United States District Court for the Eastern District of Texas brought against us and various other defendants by DDR Holdings, LLC, seeking injunctive and monetary relief. On October 12, 2012, the jury found in favor of the plaintiff on the infringement claim, and on September 20, 2013 the court awarded damages of $1.1 million (including pre-judgment interest, but excluding costs and post-judgment interest).  We have appealed the outcome.  See Item I, Note 8 for additional information on the DDR Holdings litigation and other claims against us.

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

During the first quarter of 2013, we determined the fair market value of the privately held equity security, which we had estimated at year end, and completed our goodwill impairment analysis. As a result of our analysis we recorded an additional non-cash pretax goodwill impairment charge of $21.2 million relating to our single reporting unit. These goodwill charges are included as a separate operating expense line item, “Goodwill impairment” within Continuing Operations in our Consolidated Statements of Operations.  The tax benefit was offset by our current period tax valuation allowance.  A blended income and market approach was used to determine the fair value of our sole reporting unit and associated impairment charges.  The application of goodwill impairment tests requires management judgment for many of the inputs.  Key assumptions included in the impairment test included our revenue growth rate, discount rate assumptions, and estimates of our future cash flows.  Changes in these estimates could result in additional impairment of goodwill in a future period.  The impairment charge reflects our view of anticipated risks based on our expectations of market and general economic conditions.  As of September 30, 2013, we had goodwill with an indefinite life of $140.4 million from our acquisitions. In the future, if our goodwill is determined for any reason to be impaired, the subsequent accounting of the impaired portion as an expense would lower our earnings. In January 2008, we adopted new FASB guidance that requires the reporting of assets at fair value defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of assets can shift significantly and can cause a permanent or temporary impairment.

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

As of September 30, 2013, we held $45.7 million of auction rate securities (ARS) at par value which we have recorded at fair value of $40.2 million.  The ARS are over-collateralized and the underlying student loans are guaranteed by the U.S. government. These securities are BB+ to AAA rated and almost all continue to fail at auction due to continued illiquid market conditions.

Due to the illiquid market conditions, we recorded a temporary fair value reduction of our ARS in the amount of $5.5 million (12.1% of par value) as of September 30, 2013, under “Accumulated other comprehensive income (loss)”.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding the Company’s stock repurchases during the three months ended September 30, 2013.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan (in millions)
July 1, 2013 - July 31, 2013	—	$—	—	$66.3
August 1, 2013 - August 31, 2013	495,486	$17.80	495,486	$57.5
September 1, 2013 - September 30, 2013	224,705	$17.30	224,705	$53.6
Total	720,191		720,191

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

Date:	November 8, 2013		DIGITAL RIVER, INC.

		By:	/s/ Stefan B. Schulz

Stefan B. Schulz
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER		DESCRIPTION OF DOCUMENTS
3.1	(1)	Amended and Restated Certificate of Incorporation, as amended, as currently in effect.
3.2	(2)	Amended and Restated Bylaws, as currently in effect.
4.1	(3)	Specimen of Common Stock Certificate.
4.2	(4)	Indenture dated as of September 1, 2004 between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the 2004 Note.
4.3	(5)	Indenture dated as of November 1, 2010, between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the 2010 Note.
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial information from Digital River, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.*

(1)         Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on September 1, 2006, and incorporated herein by reference.

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