Form 10-K
period 2013-12-31
DIGITAL RIVER INC /DE
filed 2014-02-27
CIK 1062530

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number: 000-24643

DIGITAL RIVER, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of Incorporation or organization)	41-1901640 (I.R.S. Employer Identification No.)
10380 BREN ROAD WEST MINNETONKA, MINNESOTA (Address of principal executive offices)	55343 (Zip Code)

(952) 253-1234
(Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on which registered
Common Stock $0.01 par value	Nasdaq Global Select Market

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of June 30, 2013, there were 34,251,416 shares of Digital River, Inc. common stock, issued and outstanding. As of such date, based on the closing sales price as quoted by The Nasdaq Global Select Market, 33,349,773 shares of common stock, having an aggregate market value of approximately $625,975,000 were held by non-affiliates. For purposes of the above statement only, all directors and executive officers of the registrant are assumed to be affiliates.

         The number of shares of common stock outstanding at February 1, 2014 was 33,086,354 shares.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain sections of the Registrant's definitive Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

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

 PART I

ITEM 1.    BUSINESS.

Overview

        Digital River is a leading provider of global Commerce-as-a-Service (CaaS) solutions. We provide commerce, payments and marketing solutions to business-to-business (B2B) and business-to-consumer (B2C) digital product and cloud service companies as well as branded manufacturers across a variety of vertical markets through our multi-tenant technology, platform and service offerings. Our customers range in size from small to mid-sized companies to multi-national enterprises that serve a wide variety of markets, including, software, consumer electronics, computer games, publishing, travel, music, video games, electronic toys, housewares, medical equipment, power tools and direct-selling, among others.

        We offer our customers a broad range of solutions to quickly and cost effectively establish, manage and grow commerce sales channels via Internet-connected devices. We have invested substantial resources to develop our solutions, services, infrastructure and platforms, and to mitigate the risks our customers may encounter when conducting global commerce.

Commerce

        Our Commerce-as-a-Service suite includes our commerce experience, tools and capabilities; Commerce Business Infrastructure (CBI), which we believe is a competitive differentiator; and marketing services. Our solutions allow our customers to focus on promoting and marketing their products and brands worldwide while leveraging our technology and global infrastructure investments to facilitate the purchase of products or services through e-commerce stores. We generate a significant proportion of our revenue based on the difference between the selling price and our wholesale purchase price, which can be expressed on a revenue-share basis, meaning that we earn as margin a percentage of the selling price of each product sold through our commerce solution. We believe this model aligns our interests with those of our clients. In addition, we also offer our customers transaction-based models and hybrid combinations of revenue share and transaction models.

  •
  Commerce experience, tools and capabilities:  With our commerce experience, tools and capabilities we create and manage world-class commerce sites and online experiences that include all of the classic components of a commerce operation, such as responsive and adaptive design, development and hosting of commerce stores, in-application and in-product commerce experiences, shopping carts, store merchandising and optimization, digital product or license key delivery via download, physical product fulfillment, subscription management, e-marketing services, international payment processing services, web store optimization, web analytics and reporting.

    When shoppers decide to purchase a customer's product or service online, they are transferred to a commerce store and/or shopping cart operated by us using our multi-tenant commerce platform. Once on our system, shoppers can browse for products and make purchases using connected devices such as PCs, tablet computers, smartphones and other similar devices. After a purchase is made, we deliver the product or license key digitally via download over the Internet, enable access to the product via a time-or—usage-based subscription model or transmit instructions to a third party partner for physical fulfillment of the order.

  •
  Commerce business infrastructure (CBI):  Our CBI is the underpinning for our Commerce-as-a-Service suite and our payments solution. We believe it is unique and differentiated, enabling us to manage the complexity of global commerce on behalf of our customers. It includes our merchant-of-record and seller-of-record capabilities, our fraud screening and management capabilities, our order management, business intelligence analytics, customer support services and our integration services capabilities as well as our local business entities, which enable us to have on-the-ground experts, strong localization capabilities and local payment methods and banking relationships; and it enables us to manage legal compliance requirements and export controls and management.

        We have invested substantial resources to develop our CBI as part of our multi-tenant SaaS commerce and marketing platform and business processes. We provide access and use of our platform to our clients as a service as opposed to selling the software to be operated on our customers' own in-house computer hardware.

Payments

        Our Payments solutions offer our customers a global payments footprint, including a full range of domestic and international payment solutions, 180 global payment methods, 170 international currencies and 50 connections to local banks from across the globe. The payments services we provide ourselves or through third parties include transaction processing, global payment methods, fraud management, cloud-based billing, mobile payments services, and other payment optimization services. Our online payments solutions are designed to help our customers maximize credit card and transaction authorization rates, reduce online shopping cart abandonment, ease entry into new geographies and protect transactions from fraud on a global basis. Our payments offerings can function as independent online payment solutions and as fully integrated components of Digital River's enterprise commerce solution.

Marketing

        In addition to the services we provide that facilitate the completion of an online transaction, we also offer services designed to help our clients acquire customers more effectively, sell to those customers more often and more efficiently, and increase the lifetime value and retention of each customer. The e-marketing services we provide are supported through several channels. Our performance marketing services include:

  •
  marketForce:  Our marketForce™ digital marketing agency includes a global team of marketers that offer managed direct response e-marketing services. Digital River's e-marketing experts offer managed services that span email and affiliate marketing management, search engine marketing, site optimization, multi-variate testing, mass dynamic personalization and contextual advertising.

  •
  oneNetworkDirect:  Through our large oneNetworkDirect™ affiliate network, we provide our customers access to a new sales channel, which can help grow their online businesses. Customers can offer any part of their product catalogs to our network of online channel partners, including online retailers and affiliates. This increases the exposure these products receive and can result in higher sales volumes.

  •
  BlueHornet Email Marketing:  Our BlueHornetTM enterprise email marketing service provides traditional as well as social and mobile email marketing capabilities. BlueHornet offers email marketing technology, a service model including account management by expert email marketers, and proactive inbox deliverability management.

        We view our operations and manage our business as one reportable segment, providing solutions to companies that want to sell their products and services online.

        We were incorporated in Delaware in February 1994. Our headquarters are located at 10380 Bren Road West, Minnetonka, Minnesota and our telephone number is +1 952-253-1234.

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

Industry Background

Growth of the Internet and E-Commerce.

        E-Commerce sales continue to grow. According to eMarketer, global B2C ecommerce sales topped $1 trillion in 2012, 21% over 2011, and 2013 was projected to reach nearly $1.3 trillion, an 18% increase over 2012. We believe there are a number of factors that are contributing to the continued growth of e-commerce: (i) adoption of the Internet continues to increase globally aided by accessibility through mobile devices; (ii) broadband technology is increasingly being used to deliver Internet service enabling the delivery of richer content as well as larger files to consumers; (iii) Internet users are becoming increasingly comfortable with the process of buying products online; (iv) the functionality of online stores continues to improve, offering a broader assortment of payment options with more promotion alternatives; (v) businesses are placing more emphasis on their online channel, reaching a larger audience at comparatively lower costs than other methods; and (vi) concerns about conflicts between online and traditional sales channels continue to subside.

Increased Cross-Border E-Commerce.

        Once a company establishes a commerce store, it is immediately accessible to Internet users around the world. Web pages must be presented and customer service inquiries handled in multiple languages, and a variety of currencies and payment options must be accepted. The appropriate taxes must be collected and paid, payment fraud risk mitigated, fulfillment provided, and assurances made that products are not shipped to banned locations. These and other requirements of a global commerce system make it an expensive and potentially risky undertaking for any business. These factors also make a comprehensive CaaS offering, such as that provided by Digital River, an alternative option.

Growing Interest in Direct-to-Consumer Channels.

        Increasingly, companies are selling their products directly to buyers via online sales channels. This is due to the growing number of consumers shifting their purchases away from traditional brick-and-mortar stores to online channels; increased competition for shelf space in the traditional retail channels; as well as the recognition that direct sales channels can co-exist with traditional sales channels. In addition, manufacturers want to establish direct relationships with consumers. Direct relationships provide manufacturers data and information that can be used to better serve consumers by guiding the development of products and services as well as creating behavioral or personalized online marketing campaigns relevant to a consumer's interests.

Increased Proliferation of Devices

        As the number of internet-connected devices continues to grow, driven primarily by the accelerating adoption of mobile devices, so do consumers increasing expectations of their shopping experience on those devices. Consumers are increasingly expecting a seamless and consistent shopping experience across channels and devices—and that trend is extending to purchases made for business as well. Buyers expect to make purchases for their jobs as quickly and efficiently as they do for their personal use. Therefore, organizations are focused on optimizing their commerce application portfolios, consolidating the B2B and B2C applications with a single underlying platform serving B2B and B2C customers' needs.

Opportunities for Outsourced Commerce Technology Solutions

        We believe the market for outsourced commerce will continue to grow as there are advantages to outsourced commerce that will continue to make it an attractive alternative to building and maintaining this capability in-house. These advantages include: (i) eliminating the substantial up-front and ongoing costs of computer hardware, network infrastructure, specialized application software and training and support; (ii) reducing the time it takes to get online channels live and productive; (iii) shifting the ongoing technology, financial, personal information security protections, regulatory and compliance risks to a proven service provider; (iv) leveraging the direct marketing expertise of an e-commerce service provider to accelerate growth of an online business; and (v) allowing businesses to focus on their specific core competencies.

Advantages of Multi-Tenant Technology

        Multi-tenant technology is becoming an increasingly strategic choice for many companies. First, it enables scale out of the box, globally. Second, it has the flexibility to support changing business needs and enable engagement at all touchpoints. Third, there's a very clear total cost of ownership value proposition associated with a multi-tenant model. Companies that don't have the staff and equipment costs required to operate in-house solutions benefit directly from the regular upgrades provided by the multi-tenant provider. The regular upgrades, which are made at no cost to the client, provide frequent innovation that other on-premise or alternative solutions do not offer. Finally, and perhaps most importantly, multi-tenant solutions offer speed to market. Multi-tenant solutions can launch an online store in less than 90 days, compared to many on-premise solutions, which typically take more than 18 months to deploy. Speed to market is a key differentiator for a Multi-tenant solution because it provides companies with the ability to generate online revenue more quickly.

Shift from Physical to Electronic Delivery of Digital Products.

        Consumers have grown increasingly comfortable with the electronic delivery of digital products, such as software, ticketing, e-books, computer games, video games, music and video. This shift from physical to electronic delivery is being driven by benefits to both buyers and sellers of these products. For buyers, downloaded products are immediately available for use and a wider variety of products are available than can be found in most retail stores. For sellers, electronic delivery eliminates inventory-stocking requirements, shipping, handling, storage and inventory-carrying costs as well as the risk of product obsolescence.

The Digital River Solution

        Our solution combines a robust multi-tenant CaaS commerce technology platform, our CBI and a suite of marketing services to help businesses grow their online revenue worldwide and avoid the costs and risks of running an integrated global commerce operation in-house. We offer comprehensive commerce, payments and marketing solutions that operate seamlessly as part of our customers' commerce sales channels. We provide services that facilitate commerce transactions, drive traffic to our customers' online stores, and enable increased conversion rates and sales through the offering of local payment methods. Our services include responsive and adaptive design, development and hosting of commerce stores, merchandising, order management, fraud prevention screening, processing of popular local online payment methods, transacting in global currencies, export controls and management, tax compliance and management, digital product delivery via download, integration with third-party agencies for physical product fulfillment, multi-lingual customer service, subscription management, online marketing services, including email marketing, paid search program management, website optimization, web analytics and reporting, among other programs. We also provide our customers with increased product visibility and sales opportunities through our large network of affiliates.

Benefits to Clients

Reduced Total Cost of Ownership and Risk

        Utilizing the Digital River solution, our clients can have a global commerce presence without assuming the costs and risks of internal development. They can dramatically reduce or eliminate upfront and ongoing hardware, software, maintenance and support costs associated with developing, customizing, deploying, maintaining and upgrading an in-house global commerce solution. We help mitigate the risks associated with payment fraud, data security, tax compliance, and regulatory compliance. In addition, we offer our clients the benefits of our multi-tenant CaaS model, which includes the ability to leverage the ongoing investments we make in the latest technologies and commerce and payments functionality to help ensure they maintain pace with industry advances.

Revenue Growth

        We have developed substantial expertise in helping our clients grow their online businesses and drive higher revenue. This includes (i) facilitating the acquisition of new customers, improving the retention of existing customers, and increasing the lifetime value of each customer; (ii) improving order close ratios, average order sizes and repeat purchases; (iii) extending their businesses into international markets with the help of our local experts, and supported by our global Commerce Business Infrastructure, data center networks, locally preferred payment methods and multi-currencies; (iv) expanding the reach and sales of their products through new online channels, including networks of retailers, affiliates, resellers and fulfillment partners, as well as through pre-built custom integrations into an ecosystem of third-party technology marketing, payments and fulfillment providers; (v) opening and managing business-to-business channels using a tool that automatically tracks and attributes business-to-business orders to channel partners and then pays them for completed sales; and (vi) mitigating the risk of fraudulent transactions.

Global Expansion

        Backed by our Commerce Business Infrastructure and local experts in offices around the world, we provide the technology and services required to establish, grow and support international sales, both for U.S-based clients seeking to reach customers overseas, and non-U.S.-based clients looking to access the U.S. and other markets. Our global capabilities include merchant and seller of record, localized content, local entities, proactive fraud management, full-service tax solutions, order management, international payment methods and currencies, cloud enablement, business intelligence, security and compliance, multi-lingual customer service, integration services and global fulfillment capabilities.

Commerce Expertise

        Our global commerce-as-a-service offerings, payments solutions and marketing services help thousands of companies around the world grow their online revenue. These solutions are backed by a multi-billion dollar infrastructure, two decades of global commerce experience and teams of local experts in 30 offices around the world conducting business in nearly 200 countries.

Deployment Speed

        Businesses can reduce the time required to develop a global commerce presence by utilizing our outsourced business model. Depending on the complexity of the implementation, a new client can have a commerce store live in a matter of weeks compared with months or longer if the company decides to build, test, deploy and integrate the commerce capability in-house. Once they are operational on our commerce platform, most clients can utilize our remote control toolset to make real-time store changes, allowing them to take advantage of business opportunities without technical assistance from Digital River.

Focus on Core Competency

        By outsourcing their commerce, payments and marketing requirements to Digital River, customers can focus on developing, marketing and selling their products rather than devoting time and resources to building and maintaining a global commerce infrastructure. This allows our customers time to focus on what they know best while ensuring they have access to the latest technologies, tools and expertise for running a successful global commerce operation.

Benefits to Online Purchasers

        Our solution emphasizes convenience—for both business buyers and consumers. Via a connection to the Internet, shoppers can make online purchases in-product, in-app or in a commerce store via a PC or web-enabled mobile device, at anytime from anywhere in the world. Our global payment offering enables shoppers to make purchases using regionally preferred payment methods and international currencies. In the case of software, video games and other digital content, buyers can immediately download their purchase and, depending on file size, begin using it in a matter of minutes. In the case of physical products, our network of fulfillment partners offers choice and selection to maximize global reach and minimize shipping times. Search technology allows shoppers to browse our entire catalog to find the products they are looking for quickly and easily. Our channel lead management solution with its geo-location technology offers shoppers a list of preferred online retail partners as well as nearby brick-and-mortar retail stores along with driving directions, phone numbers and real-time inventory status. Our smartChannel solution enables business buyers to make purchases through portals where channel partners can view data about their sales performance and order commissions in near real-time.

Strategy

        Our mission is to drive our customers' revenues through our global commerce expertise. Our strategy for achieving this mission includes the following key components:

Advance our Technology Leadership

        We believe our global technology platform and infrastructure afford us a competitive offering in the market for outsourced commerce solutions. We intend to continue to invest in and enhance our platform and infrastructure to (i) advance scalability, efficiency, reliability, security and performance; (ii) deliver innovation more quickly to the marketplace; (iii) offer our customers more flexible and configurable solutions that can be tailored to their business requirements; and (iv) strengthen client retention. These investments include: enhancing our database and data centers; leveraging the cloud and virtualization to scale our platform and infrastructure; and modularizing and opening up our software code base and offerings through an expanded API framework.

        By leveraging our infrastructure, we can improve our ability to provide low-cost, high-value services while continuing to deploy the latest technologies. Additionally, we plan to continue investing in our infrastructure to enable our clients to further penetrate international markets, enhance their relationships with their customers, better manage the return-on-investment across all their online marketing activities, and successfully adopt new monetization models such as subscriptions, SaaS, trial programs and volume licensing programs.

  •
  Grow our Commerce Revenue.

    Retain and Expand Existing Commerce Relationships.    We have focused our efforts on retaining and growing our existing commerce relationships. We currently provide commerce services for thousands of enterprise and small to mid-sized companies around the world, representing a range of markets including software, consumer electronics, computer games, publishing, travel, music, video games, electronic toys, housewares, medical equipment, power tools and direct-selling, among others.

  •
  Target New Sources of Commerce Revenue in Select High Growth Markets.  A significant element of our strategy involves winning new commerce customers. This includes expanding our commerce business beyond software into new digital content and cloud service verticals, such as publishing; as well as continuing to our broaden our base of branded manufacturing clients beyond consumer electronics. With retail shelf space diminishing and traditional stores continuing to consolidate, as well as more consumers opting to make their purchases online vs. in a brick-and-mortar store, branded manufacturers are increasingly looking to establish direct customer relationships. We believe we can attract new commerce clients and gain additional business with existing clients by investing in our infrastructure, modularizing our platform to deliver more configurable solutions and services, expanding the range of services we offer, and extending our commerce footprint in international geographies. This includes services to enhance the commerce transaction as well as additional online marketing services. We have and will continue to help our customers expand their commerce operations and grow their online revenue by entering new geographies; deploying new monetization models, including in-product, in-store and subscription solutions, across multiple devices such as smartphones, tablet computers and PCs; establishing business-to-business solutions for their business buyers and channel partners; and providing advanced e-marketing services to increase customer acquisition, close ratios and lifetime value.

  •
  Grow our Payments Revenue.  We plan to sustain the rapid growth in our Payments business by expanding into new geographies, increasing our network of channel partners and value added resellers, creating an engaged community of developers and integrators, and developing additional offerings. In 2013, we expanded into mobile Point of Sale and began offering our channel partners a mobile app and magnetic stripe reader to sell to their customers. We plan to expand our relationships with financial institutions and banks to white label our online payments and mobile offerings, and with direct selling companies, fund raising organizations and branded manufacturers seeking to equip their growing sales forces and bridging the gap between traditional point of sale and card-not-present solutions.

        Drive Operating Efficiency.    We intend to continue to drive efficiencies in our business model to increase our overall competitiveness and position us to deliver improved margins over time. This includes making our technology more self-service, aligning our resources around our core commerce, payments and marketing businesses; divesting of non-core assets; evolving our procurement function; and revamping our pricing model. We believe these actions will create financial capacity that will enable us to make incremental investments in areas that will drive continued growth of the company while also improving operating margins.

Services

        We provide a broad range of services to our customers, including adaptive and responsive design, development and hosting of commerce stores, merchandising, order management, fraud prevention screening, popular localized online payment methods, export controls and management, tax compliance and management, digital product delivery via download, integration with third-party agencies for physical product fulfillment, multi-lingual customer service, subscription management, online marketing services, including email marketing, paid search program management, website optimization, and web analytics and reporting, among other programs.

        For many of our clients, the commerce, marketing and payments solution we provide is critical to their businesses and therefore we operate global data centers that perform and scale for continuous commerce operation in a high-demand environment. We operate multiple data centers globally in collocated space, which feature fully redundant high-speed connections to the Internet, server capacity to handle unpredictable spikes in traffic and transactions, 24/7 security and monitoring, back-up electric generators and dedicated power supplies.

        Multi-Tenant SaaS Platform:    Our multi-tenant SaaS platform offers seamless scalability, lower total cost of ownership and the benefit of automatic upgrades. It includes a self-service API framework supporting millions of calls per day, self-service administration tools for monitoring performance, integration with public or private clouds as well as data architecture, governance and technology.

        Commerce Experience:    Our set of commerce experience capabilities allows customers to create and manage world-class commerce sites. Our commerce experience services include: a shopping cart optimized for conversion, flexible web content management system with responsive design, robust catalog, searchandizing, merchandising and promotion abilities, experience optimization for local consumers, recommendation and personalization tools, A/B testing, multiple pricing options ranging from volume discounts to purchase plans and a web-based toolset to manage your experience.

  •
  Store Design, Development and Hosting.  We offer our clients adaptive and responsive website design services, utilizing our experience and expertise to create efficient and effective commerce stores. Our global commerce solutions can be deployed quickly and implemented in a variety of ways from fully-functioning shopping carts through completely merchandised commerce stores. For shopping carts, we offer a full ability to manage the look, feel, and flow of the shopper experience; shopping cart with flexible checkout flows (supporting authenticated checkout, anonymous checkout or a combination of both); and a discrete set of open APIs.

    The commerce stores we operate for our customers, which can be traditional online stores, in-application or in-game commerce stores often match their branding and website design to provide a seamless experience for shoppers. When a shopper navigates from a customer's website (operated by them) to their commerce store (operated by us), the transition is seamless as possible. We manage the order process through payment processing, fraud screening and fulfillment (either digital or physical) and notify the buyer via email once the transaction is completed. Transaction information is captured and stored in our database systems, an increasingly valuable source of information used to create highly targeted merchandising programs, email marketing campaigns, product offers and test marketing programs.

  •
  Web Content Management System.  We offer our clients truly global content management accessible in real-time, providing the business owner full control over online store content displays with the scalability, reliability, and toolset to ensure their online presence is the best it can be.

  •
  Catalog.  We offer a highly flexible catalog management capability with global content support, bulk import/export update tools, role-based access controls, and sophisticated content management capabilities, such as auditing and logging, validation and versioning. Catalog tools provide complete control of products, catalogs, content, and pricing via an intuitive web-based toolset available 24x7x365 for users with roles-based permissions.

  •
  Store Merchandising.  Our technology platforms support a wide range of merchandising activities. This enables our customers to effectively execute promotions, up-sell, and cross-sell activities and to feature specific products and services during any phase of the shopping process. From the home page of our customers' commerce stores through the checkout and "thank you" pages, our solution allows clients to deliver targeted offers designed to increase order close ratios and average order sizes.

  •
  Digital and Physical Fulfillment Services.  We provide both digital and physical fulfillment services to our customers. We offer our customers a broad array of electronic delivery capabilities that enable delivery of digital products and license keys directly to customers' computers via the Internet or accessed via a time- or usage-based subscription model. Delivery is completed when a copy of the purchased digital product is made from a master generally stored on our technology platform and then securely downloaded to the purchaser.

    In addition to electronic fulfillment via download, we offer physical distribution services to our clients as well. We have contracted with multiple global third-party fulfillment agents that maintain inventories of physical products for shipment to buyers. These products are held by the fulfillment agent on consignment from our customers. We provide notification of product shipment to the buyer as well as shipment tracking, order status and inventory information.

    We also provide a service called "Physical on Demand" (POD), which utilizes robotic systems to create a client-branded product CD and packaging materials after a POD order has been placed. This eliminates the requirement for inventory to be stored in a warehouse as physical product is created only when needed.

    We provide extended download services for digital products for an additional fee, which enables buyers to download the products they have purchased more than once in the event of a computer failure or other unexpected problem. We believe physical fulfillment services are important to providing a complete commerce solution to our customers, particularly for non-digital products markets where digital fulfillment is not possible.

  •
  Searchandizing.  Searchandizing is powerful site/catalog search tool that includes sponsored search results, faceted navigation, spell check/auto-fill and thesaurus.

  •
  Merchandising and Promotion.  We help our clients convert browsers into buyers, and create stronger connections with customers by increasing their value proposition in the marketplace. Our dynamic content, rules-driven selling, and pricing flexibility tools and solutions help our clients engage customers and maximize revenue by making online experiences more relevant and personal.

  •
  Localization.  All product catalogs, attributes, pages, links, and designs can be configured and updated by locale, and displayed dynamically based on the location of the shopper.

  •
  Recommendation and Personalization.  Recommendation engines provide automated and manual merchandising capabilities that showcase or highlight additional or alternative products for sale on retail commerce websites.

  •
  smartChannel™ channel management program.  Our smartChannel solution supports B2B online purchases and subscription renewals by small to mid-sized businesses (SMB); helps our clients efficiently run the intricate back-office functions of their B2B channel programs; automatically tracks and attributes orders to our clients' partners and accurately pays the partners via wire transfer or check for completed sales and ongoing subscription renewals. The smartChannel solution also provides our clients' partners with a portal where partners can view data about their sales performance and order commissions in near real-time.

  •
  Channel Lead Management:  Our Channel Lead Management solution tracks and manages online sales leads and customer purchase data across our customers' branded commerce stores as well as their online and offline retailer, reseller and distributor channels. Our Channel Lead Management solution is designed to increase our clients' reseller web traffic, strengthen their channel and consumer relationships, and inform their pricing strategies.

  •
  Private Stores:  Our Private Stores solution enables our clients to offer special pricing to exclusive groups of online buyers through global, limited-access, branded commerce stores. Our Private Stores solution is designed to support employee purchase plans; special discounts for partners; education and academic pricing; discounts for employee friends and family members; special event offers; and loyalty or fan club plans. To limit user access and ensure that only the proper group members enter, Private Stores use a combination of advanced authentication options, including email address, email invitation, domain, access codes, or a referring URL or IP address.

        Commerce Business Infrastructure (CBI):    Our Commerce Business Infrastructure is our unique set of capabilities for managing the complexities of global commerce to reduce risk for our customers and enable seamless global expansion. Our CBI includes merchant and seller of record, local entities, proactive fraud management, full-service tax solutions, order management, cloud enablement, business intelligence, security and compliance, customer service, integration services and fulfillment capabilities.

  •
  Merchant and Seller of Record.  Our MOR/SOR solution allows DR to assume the risk exposure associated with doing business on a global scale, including fraud management, tax and compliance. When an online customer makes a purchase, we purchase that item from our client. As a result, we often hold the cash derived from the online customer for a period before remittance to our client.

  •
  Local Entities.  We maintain multiple local, legal entities to deliver locale-specific solutions for seamless, efficient operational readiness in markets around the globe. Locale-specific solutions enable the use of local tax entities, local payment methods, and fraud and fulfillment services in countries around the globe.

  •
  Proactive Fraud Management.  Our intelligent fraud-prevention capability is loaded with years of historical data, known fraud perpetrators, and time-tested fraud screening algorithms. The fraud screening component of our platform uses rules-based and heuristic as well as reputation-based scoring methods, which use observations of known fraudulent activities to make a determination regarding the validity of the order, buyer and payment information. As the order is entered, hundreds of data reviews can be processed in real time.

  •
  Security and Compliance.  We operate within the guidelines of a complex set of local requirements in order to minimize the customers' legal and regulatory risk exposure associated with doing business in global markets.

  •
  WEEE Fee Compliance.  In connection with the sales of consumer electronic goods, we offer management services relating to regulatory matters such as the Waste Electronics and Electrical Equipment laws.

  •
  Denied Parties Screening.  We also provide denied-parties screening and export controls, which are designed to ensure that persons and/or organizations appearing on government denied-parties lists are blocked from making purchases through our system. Once a transaction is approved and the digital product has been delivered via download or the physical product(s) has been shipped, we submit the transaction for payment.

  •
  Full-Service Tax-Solution.  We offer pre-integrated tax computation modules for tax displays, collections and remittance to global tax authorities, including full support for complex VAT schemes in Europe, Brazil, China and other countries.

  •
  Integration Services.  Our people deliver complete system integration on the clients' behalf on a consultative basis from the beginning of the project through site launch.

  •
  Order Management.  For most of our commerce clients, we manage all phases of a shopper's order on their commerce stores. We process payment transactions for orders placed through our technology platform and support a wide variety of payment types, including credit cards, wire transfers, purchase orders, money orders, direct debit cards and many other payment methods popular both in the United States and around the world. As part of the payment process, we ensure that the correct taxes are displayed, collected, remitted and reported.

  •
  Customer Service.  At our client's option and for an additional fee, we provide telephone and email customer support for products sold through our platforms. We provide assistance to buyers regarding ordering and delivery questions on a 24/7 basis in multiple languages. We continue to invest in technology and infrastructure to provide fast and efficient responses to customer inquiries as well as provide online self-help options.

        Payments:    We offer full service payment provider solutions for online merchants around the world, including gateway services and acquiring services. We provide our services to approximately 17,000 active merchant locations across the Asia Pacific region, North America, the Middle East, Africa and Europe, primarily through our acquiring bank and processor customers, as well as through our own direct sales force. We connect businesses to 200 local payment methods, including 170 currencies, 85 internet banking options and 50 global bank connections in 190 countries that their customers prefer. In addition, we support businesses to expand into new markets through enabling the acceptance and processing of a diverse range of payment methods and options. We offer a broad range of back office payment reconciliation services that result in a highly cost efficient and secure program for e-payments. We sell and market these services through a direct sales force to large enterprises and through over 500 channel partners that reach small and mid-sized merchants ("SME merchants") located around the world, primarily in the United States and Europe. Our technology platform provides for high transaction throughput in a highly secure and data sensitive environment. These services are provided either via a direct interface between the client's commerce system and our payment services platform or via a Payment Card Industry (PCI) compliant wrapped secure web-based payment page that is served to the client's commerce system on a transaction by transaction basis.

        We offer a fully integrated e-commerce gateway that is differentiated by its multi-country and -currency capabilities and processes all major card brands and ACH transactions. Card-based payment forms consist of credit, debit, gift, stored value and electronic benefits transfer cards. Our payment gateway services enable online merchants to authorize and settle card-based payments or other alternative electronic payment methods. By using our payment gateway, merchants can accept hundreds of payment types across the globe without the need for individual connections. Our payment gateway solutions protect card details by encrypting sensitive information, such as credit and debit card numbers, and securely delivering it to the merchant's payment processor(s). Our payment gateways also provide value-added capabilities, such as card data tokenization, that merchants can use to reduce card-related fraud, improve security, and ease efforts to achieve required industry security compliance certifications. As such, our payment gateway acts as a key enabler and distribution channel for a number of merchant-facing and acquirer-facing applications. We earn revenue from gateway services on a per-transaction basis.

        We also offer merchant acquiring services as an Independent Sales Organization ("ISO") on behalf of bank-sponsored acquirers. As an ISO, we contract with merchants on behalf of bank-sponsored acquirers to enable the exchange of information and funds between merchants and cardholders' financial institutions. We provide payment gateway services, merchant set-up and training, transaction authorization and electronic draft capture, clearing and settlement, merchant accounting, merchant assistance and support and risk management and contract with third-parties for end electronic payment processing services. During a typical electronic transaction, the merchant and the source of funds do not interface directly with each other, but instead rely on merchant acquirers or their ISO representatives. Our merchant acquiring services revenue is generated on services priced as a percentage of transaction value, representing the merchant discount rate. Discount rates vary based on negotiations with merchants and the economic characteristics of transactions. From our revenues, we pay interchange, assessments and other network fees, systems cost to process the transaction and commissions to our sales force. Interchange also varies based on the economic characteristics of individual transactions. Assessments are fees charged by the card associations based on the dollar value of transactions processed through their networks. The merchant discount rate also provides for underwriting of fraud and chargebacks.

        We also charge other fees based on specific services that are unrelated to the number of transactions or the transaction value. We believe our business model creates powerful network effects, which will help drive growth and operating leverage in our business while our contracts, which generally have an initial term of three to five years, offer stability to and enhanced visibility of our financial performance.

        We offer a differentiated mobile payment solution, including a mobile point of sale and inventory management application with a magnetic stripe reader. 140 currencies can be accessed through an application set up process, referencing merchants' individual merchant IDs per currency, which we believe benefits merchants through fewer chargebacks and a single exchange fee. The magnetic stripe reader and application have been optimized to support a 90+ percent first swipe accuracy compared to competitive solutions typically requiring several swipes to receive an accurate read. The application currently functions with all major acquirers in North America while most applications are restricted to a single gateway or bank. This bank-neutral approach supports the top acquirers, permits merchants to use their existing bank and enables them to grow revenue without the need for additional banking agreements.

        Marketing Services:    Our marketing services drive revenue growth for customers through acquiring, converting and retaining buyers and maximizing the lifetime value of buyers. Our suite of marketing services includes paid search advertising, search engine optimization and marketing, affiliate marketing, display advertising, store optimization, web analytics, and highly-targeted email marketing and optimization. We intend to continue to develop and/or acquire new value-added strategic marketing services and technologies to create additional sources of revenue for our customers and for Digital River. In general, we manage these programs for our customers and have achieved significant increases in customer revenue, return-on-investment or both, compared to what customers experienced when running these programs and supporting technologies in-house or through other service providers.

  •
  Strategic Marketing Services.  Our marketForce interactive agency offers a range of strategic marketing services designed to increase customer acquisition, improve customer retention and enhance the lifetime value of each customer. Through a combination of web analytics, analytics-based statistical testing, optimization and proven direct marketing practices, our team of strategic marketing experts develops, delivers and manages programs such as paid search advertising, search engine optimization, affiliate marketing, store optimization and email optimization on behalf of our clients. We generally charge an incremental percentage of the selling price of merchandise for sales driven by our strategic marketing services activities. We believe our ability to capture and analyze integrated traffic and e-commerce sales data enhances the value of our strategic marketing services as we can precisely determine the effectiveness of specific marketing activities, website changes, and other actions taken by our clients.

  •
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

Clients

        We serve a wide variety of customers across various industries and geographies. These include: (1) digital products and cloud services companies in industries such as software, publishing, travel, music and games; (2) branded manufacturers selling physical products across industries such as consumer electronics, electronic toys, housewares, medical equipment, power tools and sporting equipment; (3) channel partners, including retailers and affiliates. We believe that the breadth of our catalog of solutions is a competitive advantage in selling commerce and payments services to online channel partners as they can access a huge volume of products to sell without negotiating contract terms with every product provider. At the same time, we believe the breadth of our channel partner group is attractive to product manufacturers since it provides access to distribution through a single source.

        On November 22, 2013, we received written notice from Microsoft Corporation ("Microsoft") that Microsoft had exercised its right under the Third Omnibus Amendment to the Microsoft Operations Digital Distribution Agreement (the "Third Omnibus Amendment") to extend the expiration date of the Microsoft Operations Digital Distribution Agreement to March 1, 2015. Pursuant to the Digital Distribution Agreement, we build, host and manage the Microsoft Store, an e-commerce store that supports the sale and fulfillment of Microsoft and third party software as well as consumer electronics products to customers throughout the world, and provide additional e-commerce services to Microsoft.

Sales and Marketing

        We sell and market our services to our commerce and payments clients through a direct sales force located in offices in the United States, Europe, Asia Pacific and South America. These offices include staff dedicated to pre-sales, sales and sales support activities. Our client sales organization sells to executives seeking to establish business-to-consumer and business-to-business online channels as well as payments programs across a wide range of vertical markets, including software, consumer electronics, computer games, publishing, travel, music, video games, electronic toys, housewares, medical equipment, power tools, sporting equipment, and the restaurant and hospitality industries. In payments, we also sell and market our services through more than 500 channel partners that in turn reach small and mid-sized merchants ("SME merchants") located around the world, primarily in the United States and Europe. During the sales process, our sales staff delivers demonstrations, presentations, collateral material, return-on-investment analyses, proposals and contracts.

        As part of our marketing services capabilities, we also design, implement and manage marketing and merchandising programs to help our commerce clients drive traffic to their online stores and increase order close ratios, average order values and repeat purchases at those stores. Our strategic e-marketing team delivers a range of marketing and merchandising programs such as paid search advertising, search engine optimization, affiliate marketing, site and store optimization, email marketing, advanced analytics and site merchandising, which includes promotions, cross-sells and up-sells. This team integrates their marketing domain expertise with our suite of technology, including reporting, analytics, optimization and email to drive increased sales for our clients.

        We focus our efforts on generating awareness of our brand and capabilities, establishing our position as a leading provider of Commerce-as-a-Service and payments solutions, generating leads in our target markets, and providing sales tools for our direct sales force. We conduct a variety of highly integrated marketing programs to achieve these objectives in an efficient and effective manner. We currently market our solutions to clients and prospects via direct marketing, print and electronic advertising, trade shows and events, public relations, media events and speaking engagements.

Technology

        We deliver our global cloud-commerce solutions on several platforms, each of which has been architected to solve our clients multi-faceted commerce needs. The following is a brief description of the technology standards utilized by the family of Digital River cloud-commerce platforms:

        Architecture.    Our platforms are highly scalable and designed to handle tens of thousands of individual online stores and millions of products available for sale within those stores. These platforms consist of Digital River developed proprietary software applications running on multiple processing platforms, databases and application servers. Our platforms are designed to support growth by adding servers, CPUs, memory and bandwidth without substantial changes to the software applications, leveraging both physical and virtual technologies. We believe this level of scalability is a competitive advantage. The application software is written in modular layers, enabling us to quickly respond to industry changes, payment processing changes, changes to international requirements for taxes and export screening, banking procedures, encryption technologies, and new and emerging web technologies.

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

        Our Payments service utilize our proprietary, currency-neutral payment processing technology platforms which enables us to develop and deliver a broad range of international payment services through self-serve and managed service models, quickly enter new markets and provide a range of differentiated solutions and analytical tools that are easily integrated within our customers' existing business processes. We provide our customers with worldwide connectivity to our payments infrastructure that is secure, compliant and regularly updated with the latest capabilities, services and functionalities. Our Beanstream platform was developed with next-generation technology, free of many of the traditional legacy constraints of older platforms. It is highly scalable to facilitate growth and meet the needs of new large volume customers, and flexible to provide a broad range of capabilities, including the unique regional requirements of the various markets in which we operate.

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

        Data Center Operations.    Continuous data center operations are crucial to our success. We currently maintain major data center operations in the following locations: California and Minnesota, USA; Canada, and Germany, Ireland and Sweden. All major data center locations are currently processing transactions and serving downloads. Our platform is also designed to leverage third-party cloud providers supporting expansion flexibility on a global basis.

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

        Our network software constantly monitors our clients' e-commerce sites and internal system functions, and notifies systems engineers if any unexpected conditions arise. We lease multiple lines from diverse Internet service providers and maintain a policy of adding additional capacity. Digital River continually monitors and measures the systems on which its offered services are deployed to validate that the load on these systems is consistent with other indicators of usage. In general, there are few deviations from the forecasted usage levels. Digital River targets at least 50 percent reserve capacity for all major components and subsystems, and if the 50 percent threshold is consistently exceeded over a specific time frame, additional capacity is added to the affected component or subsystem. We also utilize content distribution networks operated by our vendors to serve appropriate types of traffic; currently, the majority of our image traffic and a substantial portion of our download traffic is served via the Akamai networks.

Product Research and Development

        Our primary research and development strategy is to maintain our technology and feature set for our commerce platforms and related technologies. To this end, we continually have numerous development projects in process, including database enhancements, leveraging the cloud and virtualization to scale our platforms, developing a modular plug-and-play commerce ecosystem, ongoing enhancement of our commerce platforms, enhanced international support, advanced product distribution capabilities, sophisticated reporting functionality and new marketing technologies.

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

Competition

        The market for e-commerce solutions is extremely competitive and we may find ourselves unable to compete effectively. Because there are relatively low barriers to entry in the e-commerce market, we expect continued intense competition as current competitors expand their product offerings and new competitors enter the market. In addition, our clients and partners may become competitors in the future. Increased competition is likely to result in price reductions, reduced margins, longer sales cycles and a decrease or loss of our market share, any of which could negatively impact our revenue and earnings. We face competition from the following sources:

  •
  In-house development of e-commerce capabilities using tools or applications from companies, such as Oracle Corporation (which acquired Art Technology Group, Inc.), IBM Corporation, Demandware, Inc. and SAP hybris GmbH, or through internally developed solutions;

  •
  E-Commerce capabilities custom-developed by companies, such as IBM Global Services and Accenture, Inc.;

  •
  New e-commerce models through which consumers can purchase software products for their computers and computing devices, such as app stores;

  •
  Other providers of outsourced e-commerce solutions, such as cleverbridge AG, eBay, Inc. (which acquired GSI Commerce, Inc. and Magento), Demandware Inc., Avangate BV, asknet AG and arvato Systems, a division of Bertelsmann AG;

  •
  Companies that provide technologies, services or products that support a portion of the e-commerce process, such as payment processing, including WorldPay Ltd., GlobalCollect, CyberSource Corporation (a subsidiary of Visa, Inc.), Chase Paymentech, Stripe, Square, Inc., and PayPal Corporation and Braintree (a subsidiaries of eBay, Inc.);

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

Intellectual Property

        We believe the protection of our trademarks, copyrights, trade secrets and other intellectual property is critical to our success. We rely on patent, copyright and trademark enforcement, contractual restrictions, service mark and trade secret laws to protect our proprietary rights. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with certain parties with whom we conduct business in order to limit access to and disclosure of our proprietary information. We also seek to protect our proprietary position by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to our business. As of December 31, 2013, we had forty-three U.S. patents and two foreign patents issued with three to twenty years remaining prior to expiration. We also had over fifty-one U.S. and foreign patent applications pending. We pursue the registration of our trademarks and service marks in the U.S. and internationally. We have a number of registered trademarks in the U.S., European Union and other countries.

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

Employees

        As of February 1, 2014, we employed 1,317 associates. We also employ independent contractors and other temporary employees. None of our employees are represented by a labor union, and we consider our employee relations to be good. Competition for qualified personnel in our industry is intense. We believe that our future success will continue to depend, in part, on our continued ability to attract, hire and retain qualified personnel.

Executive Officers

        The following table sets forth information regarding our executive officers at February 1, 2014:

Name	Age	Position
David C. Dobson	51	Chief Executive Officer
Theodore R. Cahall, Jr.	54	Chief Operating Officer
Thomas E. Peterson	58	Executive Vice President and General Manager of Commerce
Stefan B. Schulz	47	Chief Financial Officer
Kevin L. Crudden	58	Senior Vice President and General Counsel

        Mr. Dobson joined Digital River in February 2013 as Chief Executive Officer. Mr. Dobson has been a self-employed business consultant and private investor since July 2012. He served as Executive Vice President and Group Executive, Customer Solutions Group for CA, Inc. (CA), a leading enterprise information technology management software and solutions company, from July 2010 to July 2012, where he was responsible for managing CA's broad portfolio of products and solutions for mainframe, distributed and cloud computing environments. Prior to joining CA, Mr. Dobson served as Executive Vice President and Chief Strategy and Innovation Officer of Pitney Bowes Inc. (Pitney Bowes), a manufacturer of software and hardware and a provider of services related to documents, packaging, mailing and shipping, where he was responsible for leading the development of the company's long-term strategy from June 2008 to July 2009. In addition, he also served as President of Pitney Bowes Management Services, Inc., a wholly owned subsidiary of Pitney Bowes Inc., from August 2009 to July 2010. Prior to joining Pitney Bowes, he was Chief Executive Officer of Corel Corporation, a computer software company specializing in graphics processing, from 2005 to 2008. Before joining Corel Corporation, Mr. Dobson spent 19 years at IBM, where he held a number of senior management positions.

        Mr. Cahall joined Digital River in October 2013 as Chief Operating Officer. Mr. Cahall served as Corporate Vice President of MSN at Microsoft, Inc. since 2010, where he led one of the largest online media networks in the world. Prior to joining Microsoft, he held various senior executive positions at AOL, Inc. As Executive Vice President and Chief Technology Officer of AOL, Inc. from 2009 to 2010, he led all of AOL's engineering and operations, managing hundreds of web properties and applications. As Executive Vice President and then President of the Products and Platforms Business Units of AOL from 2007 to 2009, he was responsible for AOL Search, MapQuest, Commerce channels, publishing, video search, e-mail and mobile. Before joining AOL, Mr. Cahall was Executive Vice President and Chief Operating Officer of United Online, Inc., a leading provider of consumer products and services over the Internet, from 2005 to 2007, and was Chief Technology Officer at CNET Networks, Inc. from 2000 to 2005, where he managed the architecture, data centers, infrastructure and more than 30 web properties. Mr. Cahall also spent six years at Bank of America Corporation, serving as vice president of enterprise architecture and standards, and later as the vice president of engineering for the Internet home banking division. Prior thereto, Mr. Cahall worked at AT&T Bell Laboratories.

        Mr. Peterson joined Digital River in November 2013 as Executive Vice President and General Manager of Commerce. From 2011 to November 2013, Mr. Peterson held senior executive positions at Hewlett Packard, serving most recently as executive director of global accounts for the HP enterprise group, working with multinational retailers, branded manufacturers and digital products companies. From 2008 to 2011, Mr. Peterson was the President of Global Retail for Information Resources Inc. (IRI), a leading provider of analytic consulting services associated with shopper behavior, brand management, assortment/category planning and price and promotion services to retailers and consumer product goods (CPG) firms throughout the world. Prior to joining IRI, Mr. Peterson spent 29 years at IBM, where he held various executive and management positions. He most recently was world-wide general manager and executive vice president for the IBM consumer products industry, serving consumer product goods and branded manufacturers. At IBM, he also led sales, marketing and operations for the global retail store solutions division and global computer services organization.

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

        Factors that may affect our revenues, operating results, continued growth, and our stock price include the risks described elsewhere in this section, as well as the following:

  •
  Client Development and Retention.  We generate revenue by providing services to a wide variety of companies, primarily in the software and high-tech products markets and in industries requiring payment processing services. Therefore, it is important to our ongoing success that we maintain our key client relationships and, at the same time, both develop new client relationships and increase the number and type of products offered through our services. If we cannot successfully market our products and services, develop and maintain satisfactory relationships with software and digital products publishers, manufacturers of consumer electronics and other goods, online retailers and online channel partners on acceptable commercial terms, or if clients elect to end their relationships with us and we are unable to generate sufficient additional revenue to compensate for the loss of those relationships, we will likely experience a decline in revenue and operating profit. New product verticals or market segments, and further penetration of existing product verticals and market segments, may require us to work with companies which have a limited operating history or greater risks than more established companies. This may result in the engagement with clients and offering of products which are subject to higher chargeback rates or legal exposure and may generally expose us to greater legal and/or business risk. We may not be able to fully anticipate, mitigate or control all such risks. In the event claims are brought against us in connection with products offered by clients, especially clients with a limited operating history, weak sales, or who are or may become insolvent or bankrupt, we may not be successful in seeking indemnification for such claims from such clients and may be ultimately responsible for such claims. In the event a client becomes insolvent or bankrupt, we may not be successful in obtaining and retaining all amounts owed to us by that client, and the client may cease offering products for sale through our commerce services resulting in a decline in revenue and operating profit.

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

  •
  Our contracts with our clients are generally one to two years in duration, with an automatic renewal provision for additional one-year periods, unless we are provided with a written notice before the end of the contract. Some of our contracts are for longer periods, but may provide for early termination upon certain notice. For example, we recently amended our contract with Microsoft to extend the term through March 1, 2015, but the amendment did not modify the previously negotiated termination provisions. We have no material long-term or exclusive contracts or arrangements with any clients that guarantee the availability of products. Clients that currently supply products to us may not continue to do so, and we may be unable to establish new relationships with clients to supplement or replace existing relationships. Clients may elect to cease offering certain products through online commerce, or cease allowing us to resell certain of their products. A client who believes we have failed to deliver the contractually-required services and benefits could terminate their agreements and bring claims against us for substantial damages, these claims could exceed the level of any insurance coverage that may be available to us, and if successful could adversely affect our operating results and financial condition. If an existing significant customer elects to end their relationship with us or if our sales of a significant customer's products materially decreases, our revenue would decline and it may have a material adverse effect on our business, financial condition, results of operations, growth rate and stock price.

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

  •
  Our announcement of significant acquisitions, strategic partnerships, joint ventures, divestitures or capital commitments or results of operations or other developments related to those transactions, and our ability to successfully integrate and manage acquired businesses;

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

        The market price for our common stock has varied between a high of $20.29 and a low of $12.80 in the year ended December 31, 2013. This volatility may affect the price at which you could sell your common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors; variations in our quarterly operating results from our expectations or those of securities analysts or investors; downward revisions in estimates by us or security analysts; and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.

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

  •
  An event or circumstance that drives us to determine that it is more likely than not that the fair value of our one reporting unit is less than its carrying amount and record an impairment to our goodwill.

        Any reduction in our ability to raise equity capital in the future may force us to reallocate funds from other planned uses and could have a significant negative effect on our business plans and operations.

The termination of our e-commerce agreement with Microsoft may materially adversely affect our business, financial condition or results of operations and stock price.

        Sales of products for one client, Microsoft, accounted for approximately 32.5% of our revenue in 2013. In addition, a limited number of other software and physical goods clients contribute a large portion of our annual revenue. If any one of these key contracts is not renewed or otherwise terminates, or if revenues from these clients decline for any other reason (such as competitive developments), our revenue would decline and our ability to sustain profitability would be impaired. If our contract with Microsoft is renegotiated, not renewed, or is otherwise terminated, or if revenues from Microsoft decline for any other reason, our revenue and our ability to sustain profitability could be materially adversely impaired.

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

Excessive chargeback losses could significantly affect our results of operations and liquidity.

        Our agreements with our sponsoring financial institutions and certain payment processors require us to assume and bear the risk of "chargeback" losses. Under the rules of card network associations (including without limitation Visa and MasterCard), when a merchant processor acquires card transactions, it has certain contingent liabilities for the transactions processed. This contingent liability arises in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder's favor. In such a case, the disputed transaction is charged back to the merchant and the disputed amount is credited or otherwise refunded to the cardholder. If we are unable to collect this amount from the merchant's account, or if the merchant refuses or is unable to reimburse us for the chargeback due to merchant fraud, breach of contract, bankruptcy, insolvency or other reasons, we will bear the loss for the amount of the refund paid to the cardholders. In addition, if we are unable to recover these chargeback amounts from merchants, the obligation to pay the aggregate of any such amounts could have a material adverse effect on our results of operations and liquidity.

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

Merchant fraud with respect to Internet-based bankcard and EFT transactions could cause us to incur significant losses.

        We believe that we have significant experience in assessing the risks associated with providing payment processing services to small and medium-sized merchants through our Digital River World Payments and LML Payment Systems, Inc. (LML) subsidiaries. These risks include the limited operating history of many of the small and medium-sized merchants we serve and the risk that these merchants could be subject to a higher rate of insolvency, which could adversely affect us financially. We apply varying levels of scrutiny in our application evaluation and underwriting of prospective merchant accounts, ranging from basic due diligence for merchants with a low risk profile to a more thorough and detailed review for higher risk merchants.

        As a result of our exposure to potential liability for merchant fraud, chargebacks, reject and other losses created by our merchant services business, we view our risk management and fraud avoidance practices as integral to our operations and overall success. For our merchant clients conducting card-not-present transactions, which we view as having a higher risk profile, we employ an extended underwriting and due diligence period and special account monitoring procedures. Through the underwriting process, we evaluate the applicants' financials, previous processing history and credit reports.

        Effective risk management helps us minimize merchant losses for the mutual benefit of our merchants and ourselves. Our risk management procedures also help protect us from fraud perpetrated by our merchants. We believe our knowledge and experience in dealing with attempted fraud has resulted in our development and implementation of effective risk management and fraud prevention systems and procedures for the types of fraud discussed in this section.

        We have potential liability for fraudulent bankcard transactions initiated by merchants. Merchant fraud occurs when a merchant knowingly uses a stolen or counterfeit bankcard or card number to record a false sales transaction, processes an invalid bankcard or intentionally fails to deliver the merchandise or services sold in an otherwise valid transaction. We rely significantly on the processing revenue derived from bankcard and EFT transactions and, as a result, if any merchant or customer were to submit or process unauthorized or fraudulent bankcard or EFT transactions, depending on the dollar amount, we could incur significant losses which could have a material adverse effect on our business and results of operations and liquidity.

        In addition, criminals are using increasingly sophisticated methods to engage in illegal activities such as counterfeit and fraud and, while we have systems and procedures designed to manage such risk and detect and reduce the impact of fraud, we cannot guarantee that our systems will prevent fraudulent transactions from being submitted and processed or that the funds set aside to address such activity will be adequate to cover all potential situations that might occur. We do not have insurance to protect us from these losses. There is no assurance that any chargeback or processing reserve will be adequate to offset against any unauthorized or fraudulent processing losses that we may incur. Accordingly, should we experience such fraudulent activity and such losses, our results of operations could be immediately and materially adversely affected.

Our business is subject to online and physical security risks, including security breaches.

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

        As we generate a significant portion of our revenues outside the U.S. but report our financial results in U.S. dollars, we are exposed to adverse movements in currency exchange rates. Sales outside the United States accounted for approximately 52.0% of our total sales in 2013. A significant portion of our cash and marketable securities are held in non-U.S domiciled countries, primarily Ireland and Germany. The results of operations of, and certain of our intercompany balances associated with, our internationally focused websites are exposed to foreign exchange rate fluctuations. Upon translation, net sales and other operating results from our international operations may differ materially from expectations, and we may record significant gains or losses on the re-measurement of intercompany balances. If the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions will result in increased net revenues and operating expenses. Similarly, our net revenues and operating expenses will decrease if the U.S. dollar strengthens against foreign currencies, for example, as a result of the ongoing sovereign debt crisis in Europe. As we have expanded our international operations, our exposure to exchange rate fluctuations has become more pronounced. We may enter into short-term currency forward contracts to offset the foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. The use of such hedging activities may not offset more than a portion of the adverse financial impact resulting from unfavorable movements in foreign exchange rates. See Item 7A of Part II, for information demonstrating the effect on our consolidated statements of operations from changes in exchange rates versus the U.S. dollar.

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

        We periodically assess whether we will generate sufficient taxable income to realize our deferred income tax assets. Valuation allowances are established if it is not likely that we will realize our deferred income tax assets. In making this determination, we consider all available positive and negative evidence and make certain assumptions. We consider, among other things, our deferred tax liabilities, the overall business environment, our historical financial results, and potential current and future tax planning strategies. At December 31, 2013, the Company had net deferred tax liabilities of $7.2 million. This amount includes a valuation allowance on approximately $8.1 million of deferred tax assets related to U.S. operating losses, $17.6 million of capital loss carryovers and $22.0 million of deferred tax assets related to other U.S. tax attributes as we believe it is more likely than not that these deferred tax assets will not be realized. We also have a valuation allowance on foreign net operating losses of approximately $2.2 million. Our assessment is ongoing and may conclude that we require additional valuation allowances in the future. Any release of the valuation allowance would reduce income tax expense.

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

        We sell products and services to consumers outside the United States and we intend to continue expanding our international presence. In 2013, our sales to international consumers represented approximately 52.0% of our total sales. Continued expansion into international markets, particularly the European and Asia-Pacific regions, requires significant resources that we may fail to recover through generating additional revenue. Conducting business internationally is subject to risks that may have a material adverse effect on our ability to increase or maintain foreign sales, including:

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

        We may be unable to successfully and cost-effectively market, sell and distribute our services in foreign markets due to challenges, such as language barriers, currency exchange issues and the fact that the Internet infrastructure in some foreign countries may be less advanced than the U.S. Internet infrastructure. As international e-commerce grows, our competition will continue to intensify. If we are unable to successfully expand our international operations, or manage this expansion, our operating results and financial condition could be harmed.

Implementing our acquisition and strategic partnership strategy could result in dilution and operating difficulties leading to a decline in revenue and operating profit.

        An element of our business strategy involves expansion through the acquisition of businesses, assets, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. On January 10th, 2013, we announced the formal completion of our acquisition of LML Payment Systems. As a result of the acquisition, we acquired all of the capital stock of LML Payment Systems at $3.45 per share cash settlement, or an aggregate purchase price of $55.8 million, net of cash acquired of $47.0 million. The acquisition joins two complementary card-not-present payments businesses, positioning us to further capitalize on our global payment processing services. We evaluate and explore other strategic opportunities as they arise, including business combination transactions, strategic partnerships, and the purchase or sale of assets, including tangible and intangible assets such as intellectual property.

        Acquisitions, strategic investments and strategic partnership agreements may require significant capital infusions, typically entail many risks, and could result in unforeseen difficulties, disruptions, distractions, and expenditures in assimilating and integrating with the operations, personnel, technologies, products and information systems of acquired companies or businesses. We have in the past and may in the future experience delays in the timing and successful completion of such activities. These challenges are magnified as the size of the acquisition increases. Furthermore, these challenges would be even greater if we acquired a business or entered into a business combination transaction with a company that was larger and more difficult to integrate than the companies we have historically acquired. Moreover, the anticipated benefits of any acquisition or strategic investment may not be realized. If a significant number of clients of the acquired businesses cease doing business with us, we would experience lost revenue and operating profit, and any synergies from the acquisition may be lost. In addition, key personnel of an acquired company may decide not to work for us. The acquisition of another company or its products and technologies may also require us to enter into a geographic or business market in which we have little or no prior experience. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities, and amortization of intangible assets or impairment of goodwill. Acquisitions could also result in a dilutive impact to our earnings.

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

        Our "self-service" platforms typically have an automated structure that allows customers to sign up for and use our e-commerce services without significant participation from Digital River personnel. Despite our efforts to contractually prohibit the sale of inappropriate and illegal goods and services and our efforts to detect the same, the remote control nature of these platforms increases the risk that transactions involving the sale of unlawful goods or services or the violation of the proprietary rights of others may occur before we become aware of them. Furthermore, unscrupulous individuals may offer for sale, or attempt to purchase, illegal products via such platforms under innocuous names, further frustrating our attempts to prevent inappropriate use of our services. Failure to detect inappropriate or illegal uses of our platforms by third parties could expose us to a number of risks, including fines, increased fees or termination of services by payment processors or credit card associations, risks of lawsuits and governmental investigations, and civil and criminal penalties.

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

Our business is highly dependent on the efficient and uninterrupted operation of our computer network systems and data centers, and system failures, outages or errors could reduce the attractiveness of our service offerings.

        We provide commerce, payments, marketing, and delivery services to our clients and consumers through our proprietary technology transaction processing, and client management systems and payment gateway connections. These systems also maintain an electronic inventory of products and gather consumer marketing information. Our ability to operate our business largely depends on the efficient and uninterrupted operation of our computer network systems and data centers. The satisfactory performance, reliability and availability of the technology and the underlying network infrastructure are critical to our operations, level of client service, reputation and ability to attract and retain clients. We have experienced periodic interruptions and have identified errors, affecting all or a portion of our systems, which we believe will continue to occur from time-to-time. While we attempt to correct every system error we identify, not all errors may be identified or corrected. The measures we have enacted, such as the implementation of security access and disaster recovery plans, may not be successful and we may experience problems other than system failures, or delays in restoring system availability when an outage occurs. We may be unable to prevent unanticipated system disruptions due to the failure of network or hardware components in our underlying network infrastructure. Any significant downtime interruptions in our facilities, computer networks, firewalls and databases could result in an immediate loss of revenue to us, harm our business and reputation, result in a loss of customers, and expose us to potential liability and increased operating expenses.

        Although we maintain system redundancies in multiple physical locations, our systems and operations are vulnerable to damage or interruption, among other factors from:

  •
  Fire, flood, natural disasters, and other events beyond our control;

  •
  Defects introduced by third party technology;

  •
  Banking connections;

  •
  Defects introduced by outsourced services;

  •
  Third party and outsourced services technology failure due to defects in hardware and or firmware;

  •
  Catastrophic hardware failure of a third party;

  •
  Catastrophic hardware failure of an outsourced or cloud-based service provider;

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

        Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each year, and to include a management report assessing the effectiveness of our internal control over financial reporting in each Annual Report on Form 10-K. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. Implementation of new technology related to the control system may result in misstatements due to errors that are not detected and corrected during testing. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

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

        The market for e-commerce solutions is extremely competitive and we may find ourselves unable to compete effectively. Because there are relatively low barriers to entry in the e-commerce market, we expect continued intense competition as current competitors expand their product offerings and new competitors enter the market. In addition, our clients and partners may become competitors in the future. Increased competition is likely to result in price reductions, reduced margins, longer sales cycles and a decrease or loss of our market share, any of which could negatively impact our revenue and earnings. We face competition from the following sources:

  •
  In-house development of e-commerce capabilities using tools or applications from companies, such as Oracle Corporation (which acquired Art Technology Group, Inc.), IBM Corporation, Demandware, Inc. and SAP hybris GmbH, or through internally developed solutions;

  •
  E-Commerce capabilities custom-developed by companies, such as IBM Global Services and Accenture, Inc.;

  •
  New e-commerce models through which consumers can purchase software products for their computers and computing devices, such as app stores;

  •
  Other providers of outsourced e-commerce solutions, such as cleverbridge AG, eBay, Inc. (which acquired GSI Commerce, Inc. and Magento), Demandware Inc., Avangate BV, asknet AG and arvato Systems, a division of Bertelsmann AG;

  •
  Companies that provide technologies, services or products that support a portion of the e-commerce process, such as payment processing, including WorldPay Ltd., GlobalCollect, CyberSource Corporation (a subsidiary of Visa, Inc.), Chase Paymentech, Stripe, Square, Inc., and PayPal Corporation and Braintree (a subsidiaries of eBay, Inc.);

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

        As of December 31, 2013, we held $45.7 million of auction rate securities (ARS) at par value which we have recorded at $42.0 million fair value. The ARS are over-collateralized and the underlying student loans are guaranteed by the U.S. government. These securities are BB+ to AAA rated and almost all continue to fail at auction due to continued illiquid market conditions.

        Due to the illiquid market conditions, the fair value of our ARS is $3.7 million (8.2%) less than par value as of December 31, 2013. This reduction from par value is considered temporary and is recorded in "Accumulated other comprehensive income (loss)".

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        The following table summarizes the various facilities that we lease for our business operations:

Description of Use	Primary Locations	Square Footage(1)	Lease Expirations
Corporate Office Facilities	Minnesota	143,723	2021
Other U.S. Office Facilities	California, Kansas, Pennsylvania, Utah, Washington	50,146	From 2014 to 2016
Non-U.S. Office Facilities	Austria, Brazil, Canada, China, Germany, India, Ireland, Japan, Korea, Luxembourg, Russia, Singapore, Sweden, Taiwan, United Kingdom	111,091	From 2014 to 2024
Off Site U.S. Data Centers	California, Minnesota	35,699	From 2014 to 2015
Off Site non U.S. Data Centers	Germany, Ireland, Sweden	1,589	2014

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

	High	Low
2013
First Quarter	$15.18	$13.75
Second Quarter	$18.94	$12.80
Third Quarter	$20.29	$16.26
Fourth Quarter	$19.67	$16.57
2012
First Quarter	$19.10	$14.13
Second Quarter	$19.10	$13.81
Third Quarter	$17.82	$12.87
Fourth Quarter	$17.06	$13.00

Holders

        As of February 1, 2014, there were approximately 261 holders of record of our common stock. On February 1, 2014, the last sale price reported on The Nasdaq Global Select Market for our common stock was $17.58 per share.

Dividend Policy

        We have never declared or paid any cash dividends on our capital stock. We intend to retain any future earnings to support operations and to finance the growth and development of our business and do not anticipate paying cash dividends for the foreseeable future.

Issuer Purchases of Equity Securities

        Set forth below is information regarding the Company's stock repurchases, which were part of our publically announced plan, during the three months ended December 31, 2013.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan (in millions)
October 1, 2013 - October 31, 2013	346,989	$17.86	346,989	$47.4
November 1, 2013 - November 30, 2013	59,405	$17.85	59,405	$46.4
December 1, 2013 - December 31, 2013	—	$—	—	$46.4

Total	406,394		406,394

Securities Authorized for Issuance under Equity Compensation Plans

        The information required in the table of Securities Authorized for Issuance under Equity Compensation Plans will be incorporated by reference to our Proxy Statement in connection with our 2013 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

Securities Performance Measurement Comparison(1)

        The SEC requires a comparison on an indexed basis of cumulative total stockholder return for the Company, a relevant broad equity market index and a published industry line-of-business index. The following graph shows a total stockholder return of an investment of $100 in cash on December 31, 2008 for (i) the Company's Common Stock; (ii) the CRSP Total Return Index for the Nasdaq Stock Market (U.S. companies) (the "Nasdaq Composite Index"); and (iii) the RDG Technology Composite Index. The RDG Technology Composite Index is composed of approximately 500 technology companies in the semiconductor, electronics, medical and related technology industries. Historic stock price performance is not necessarily indicative of future stock price performance. All values assume reinvestment of the full amount of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Digital River, Inc., the NASDAQ Composite Index, and the RDG Technology
Composite Index

*
$100 invested on 12/31/08 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

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

        The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in previously-filed reports should no longer be relied upon. Certain items in the prior years' Consolidated Statements of Operations and Consolidated Balance Sheets have been reclassified for comparative purposes to conform to the current year presentation. See Item 8 of Part II, Note 1—Nature of Operations and Summary of Significant Accounting Policies, for discussion of the reclassifications to prior years.

	December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Balance Sheet Data:
Current Assets	$699,742	$800,668	$836,323	$844,744	$488,822
Current Liabilities	270,496	282,141	312,143	280,176	267,113
Working capital	429,246	518,527	524,180	564,568	221,709
Total assets	981,174	1,052,284	1,310,776	1,333,767	985,642
Long-term obligations	317,247	328,145	366,361	369,843	24,310
Total stockholders' equity	$393,431	$441,998	$632,272	$683,748	$694,219

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$389,679	$370,496	$376,469	$349,153	$395,250
Costs and expenses (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	73,505	66,756	62,381	64,092	78,542
Network and infrastructure	59,036	52,564	47,886	46,017	45,885
Sales and marketing	106,954	97,816	102,221	97,233	93,473
Product research and development	72,359	61,550	64,175	58,491	52,417
General and administrative	56,279	55,763	40,649	40,481	35,477
Goodwill impairment	21,249	175,241	—	—	—
Depreciation and amortization	22,080	20,192	22,001	22,789	19,097
Amortization of acquisition-related intangibles	8,543	4,700	6,315	5,055	5,523

Total costs and expenses	420,005	534,582	345,628	334,158	330,414

Income (loss) from operations	(30,326)	(164,086)	30,841	14,995	64,836
Interest income	2,451	3,820	6,098	3,035	3,209
Interest expense	(7,822)	(8,968)	(9,018)	(1,661)	(5,339)
Other income (expense), net	16,260	4,799	(1,931)	(1,080)	452

Income (loss) from continuing operations before income taxes	(19,437)	(164,435)	25,990	15,289	63,158
Income tax expense (benefit)	(908)	19,203	2,276	(1,736)	12,522

Income (loss) from continuing operations	(18,529)	(183,638)	23,714	17,025	50,636
Income (loss) from discontinued operations, net of tax	(6,118)	(12,230)	(6,547)	(1,290)	(865)

Net income (loss)	$(24,647)	$(195,868)	$17,167	$15,735	$49,771

Income (loss) per share—basic:
Income (loss) from continuing operations	$(0.58)	$(5.53)	$0.65	$0.45	$1.37
Income (loss) from discontinued operations	(0.19)	(0.37)	(0.18)	(0.03)	(0.02)

Net income (loss) per share—basic	$(0.77)	$(5.90)	$0.47	$0.42	$1.35

Income (loss) per share—diluted:
Income (loss) from continuing operations	$(0.58)	$(5.53)	$0.63	$0.44	$1.34
Income (loss) from discontinued operations	(0.19)	(0.37)	(0.17)	(0.03)	(0.02)

Net income (loss) per share—diluted	$(0.77)	$(5.90)	$0.46	$0.41	$1.32

Shares used in per-share calculation—basic	32,065	33,224	36,778	37,518	36,975

Shares used in per-share calculation—diluted	32,065	33,224	37,510	38,339	37,704

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

Overview

        We provide end-to-end global cloud-commerce, payments and marketing solutions to a wide variety of companies in software, consumer electronics, computer games, video games and other markets. We offer our clients a broad range of services that enable them to quickly and cost effectively establish an online sales channel capability and to subsequently manage and grow online sales on a global basis while mitigating risks. Our services include adaptive and responsive design, development and hosting of commerce stores, merchandising, order management, fraud prevention screening, popular localized online payment methods, export controls and management, tax compliance and management, digital product delivery via download, integration with third-party agencies for physical product fulfillment, multi-lingual customer service, subscription management, online marketing services, including email marketing, paid search program management, website optimization, and web analytics and reporting, among other programs.

        Our services allow our clients to focus on promoting and marketing their products and brands worldwide while leveraging our investments in technology and infrastructure to facilitate the purchase of products through their online websites. When shoppers visit one of our clients' branded websites they are transferred to an online commerce store and/or shopping cart operated by us on our commerce platforms. Once on our system, shoppers can browse for products and make purchases online. After a purchase is made, we either deliver the product digitally via download over the Internet or transmit instructions to a third party for physical fulfillment of the order. We offer a full range of payment processing services to clients. These services include multiple payment methods, fraud management, tax management, cloud-based billing and other payment optimization services. We have invested substantial resources to develop our multi-tenant cloud-commerce and marketing platforms, including direct-to-buyer software, and we provide access and use of our platforms to our clients as a service as opposed to selling the software to be operated on their own in-house computer hardware. Our cloud-commerce store solutions range from simple remote control models to more comprehensive online store models.

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

Current Period Results

        For the year ended December 31, 2013, we recorded a net loss of $24.6 million or loss of $0.77 per share, comprised of net loss from continuing operations of $18.5 million or loss of $0.58 per share and net loss from discontinued operations of $6.1 million or loss of $0.19 per share. For the comparative period ended December 31, 2012, we recorded a net loss of $195.9 million or loss of $5.90 per share, comprised of net loss from continuing operations of $183.6 million or loss of $5.53 per share and net loss from discontinued operations of $12.2 million or loss of $0.37 per share. Revenues from continuing operations of $389.7 million for the year-ended December 31, 2013, exceeded revenues from continuing operations of $370.5 million in the same period in the prior year as payments revenue growth of $36.5 million offset a decrease in commerce revenue of $17.4 million compared to prior year. Of the growth in payments revenue, $24.1 million was related to LML, which was acquired in the first quarter of 2013. Client attrition that occurred in 2012 was the primary driver of the decrease in commerce revenue compared to prior year. The level of client attrition and its impact on revenue continues to be consistent with our expectations and previous communications.

        Total costs and expenses in continuing operations for the year-ended of December 31, 2013 of $420.0 million decreased 21.4% compared to the same period in the prior year primarily due to a lower charge for goodwill impairment in 2013. Excluding goodwill impairment, total costs and expenses increased 11% to $398.8 million due to the acquisition of LML and additional investment in our technology infrastructure and platform. As of December 31, 2013 and December 31, 2012, we had $599.5 million and $705.6 million in cash, cash equivalents and short-term investments, respectively.

        Our management's discussion and analysis includes the results of LML's earnings starting as of the acquisition date of January 10, 2013.

Other

        On November 22, 2013, we received written notice from Microsoft Corporation ("Microsoft") that Microsoft had exercised its right under the Third Omnibus Amendment to the Microsoft Operations Digital Distribution Agreement (the "Third Omnibus Amendment") to extend the expiration date of the Microsoft Operations Digital Distribution Agreement to March 1, 2015. Pursuant to the Digital Distribution Agreement, we build, host and manage the Microsoft Store, an e-commerce store that supports the sale and fulfillment of Microsoft and third party software as well as consumer electronics products to customers throughout the world, and provide additional e-commerce services to Microsoft.

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

Results of Operations

        The following table sets forth certain items from our consolidated statements of operations as a percentage of total revenue for the years indicated.

	2013	2012	2011
Revenue	100.0%	100.0%	100.0%
Costs and expenses (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	18.9	18.0	16.6
Network and infrastructure	15.1	14.2	12.7
Sales and marketing	27.4	26.4	27.2
Product research and development	18.6	16.6	17.0
General and administrative	14.4	15.1	10.8
Goodwill impairment	5.5	47.3	—
Depreciation and amortization	5.7	5.4	5.8
Amortization of acquisition-related intangibles	2.2	1.3	1.7

Total costs and expenses	107.8	144.3	91.8

Income (loss) from operations	(7.8)	(44.3)	8.2
Interest income	0.6	1.0	1.6
Interest expense	(2.0)	(2.4)	(2.4)
Other income (expense), net	4.2	1.3	(0.5)

Income (loss) before income taxes	(5.0)	(44.4)	6.9
Income tax expense (benefit)	(0.2)	5.2	0.6

Income (loss) from continuing operations	(4.8)	(49.6)	6.3
Income (loss) from discontinued operations, net of tax	(1.5)	(3.3)	(1.7)

Net income (loss)	(6.3)%	(52.9)%	4.6%

        Revenue.    Our revenue was $389.7 million in 2013 compared to $370.5 million and $376.5 million in 2012 and 2011, respectively.

        Our revenues are driven primarily by global commerce and payment services provided to a wide variety of companies in the software, consumer electronics, computer games and other markets. Commerce revenues include revenues generated from Microsoft, as well as, our remaining supporting businesses. Revenues from our former supporting businesses, Digital River Education Services, Inc. (DRES) and CustomCD, Inc. (CustomCD), are included within discontinued operations. Payments revenues include revenues from Digital River World Payments (DRWP) and our first quarter 2013 acquisition, LML Payment Systems, Inc. (LML).

        For the year ended December 31, 2013, payments revenue increased $36.5 million, 147%, primarily due to $24.1 million of revenue from LML. Excluding LML, payments revenue from DRWP of $37.4 million was also up 50.2% compared to $24.9 million in the prior year, driven by continued client expansion. This increase in payments revenue was offset by a decrease of $17.4 million in the continuing operations of our commerce business due mainly to the continued impact of client attrition that occurred in 2012. For the year ended December 31, 2012, payments revenue increased $6.9 million, 38.2%, compared to the year-ended December 31, 2011. This increase in payments revenue was offset by a decrease of $12.9 million in the continuing operations of our commerce business

        International sales were approximately 52.0%, 48.1% and 48.6% of revenue from continuing operations in 2013, 2012 and 2011, respectively.

        Microsoft Corporation accounted for approximately 32.5%, 30.9% and 29.2% of our revenue in 2013, 2012 and 2011, respectively.

        Direct Cost of Services.    Direct cost of services includes payment processing fees, chargeback expense, fraud detection and prevention, costs related to product fulfillment, delivery solutions and certain client-specific costs. Direct cost of service expenses were $73.5 million, $66.8 million and $62.4 million in 2013, 2012 and 2011, respectively. The increase in 2013 compared to 2012 was due to higher payment processing costs related to our payments business, including the acquisition of LML, which are in line with the increase in payments business revenue. The increase in 2012 compared with 2011 was primarily attributable to higher payment processing costs.

        Network and Infrastructure.    Our network and infrastructure expenses primarily include costs to operate and maintain our technology platforms, customer service, data communication and data center operations. Network and infrastructure expenses were $59.0 million in 2013, compared to $52.6 million and $47.9 million in 2011 and 2010, respectively. The increases in 2013 and 2012 compared to 2011 were mainly due to higher workforce, data communication and IT related costs related to enhancing our infrastructure.

        Sales and Marketing.    Our sales and marketing expenses include personnel and related costs, advertising, promotional and product marketing expenses. Sales and marketing expenses were $107.0 million, $97.8 million and $102.2 million in 2013, 2012 and 2011, respectively. The increase in 2013 compared to 2012 was driven by additional first quarter 2013 expenses primarily related to corporate website redesign and branding initiatives as well as the addition of LML expenses. Reductions in workforce costs drove the decrease in costs in 2012 compared to 2011.

        Product Research and Development.    Our product research and development expenses include costs associated with design, development and enhancement of our technology platforms and related systems. Research and development costs are expensed as incurred, except certain internal-use software development costs that are eligible for capitalization and costs directly associated with preparing a client website launch that are eligible to be deferred and amortized over the life of the site's associated revenue streams. These costs drive enhanced technologies and strengthen our leadership position in the markets we serve. These investments advance our global system scalability, e-marketing capabilities, data management and client reporting. Product research and development expenses were $72.4 million in 2013, compared to $61.6 million and $64.2 million in 2012 and 2011, respectively. The increase in 2013 was primarily due to increased emphasis in our investment in platform enhancements and LML related research and development. The decrease in 2012 compared to 2011 was primarily due to reduction in workforce related costs specifically related to certain development projects that were completed in 2011.

        General and Administrative.    Our general and administrative expenses primarily include executive, finance, human resources and other administrative workforce and other related expenses, fees for professional services, bank fees, litigation costs, insurance costs, integration costs and non-income related taxes. General and administrative expenses were $56.3 million in 2013 compared to $55.8 million and $40.6 million in 2012 and 2011, respectively. The increase in costs in 2013 and 2012 compared to 2011 was due to severance, legal fees, and acquisition and integration costs associated with LML in the fourth quarter of 2012 and the first quarter of 2013, along with strategic consulting expenses associated with business process transformation plans in the second quarter of 2013.

        Goodwill Impairment Charge.    In December 2012, due to the deterioration in our stock price in the second half of 2012, adjustments in our forecasted revenue growth and change in our chief operating decision maker, management determined that a triggering event for potential goodwill impairment had occurred. As such, management completed an interim impairment test and determined that the book value of the Company was in excess of fair value and a goodwill impairment was required. In the fourth quarter 2012, we recorded a preliminary non-cash pretax goodwill impairment charge of $175.2 million. A $14.1 million tax benefit was recorded as a result of the impairment charge. During the first quarter of 2013, we completed our goodwill impairment analysis, recording an additional non-cash pretax goodwill impairment charge of $21.2 million.

        Depreciation and Amortization.    Our depreciation and amortization expenses include the depreciation of computer equipment, office furniture and leasehold improvements and the amortization of purchased and internally developed software. Computer equipment, software and furniture are depreciated/amortized under the straight-line method using three to seven year lives and leasehold improvements are amortized over the shorter of the life of the asset or the remaining length of the lease. Depreciation and amortization expense was $22.1 million in 2013 compared to $20.2 million and $22.0 million in 2012 and 2011, respectively. The increase in 2013 expenses compared to 2012 can be attributed to new capital expenditures since the second quarter of 2012 related to our data centers. The decrease in expenses in 2012 compared to 2011 can be primarily attributed to several large software assets becoming fully depreciated in 2012.

        Amortization of Acquisition-Related Intangibles.    Amortization of acquisition-related intangibles consists of the amortization of intangible assets such as customer relationships, technology and trade names acquired in business combinations. Amortization of acquisition-related intangible assets was $8.5 million in 2013 compared to $4.7 million and $6.3 million in 2012 and 2011, respectively. The increase in 2013 compared to 2012 was due to the addition of intangibles associated with the purchase of LML. The decrease in 2012 compared with 2011 was driven primarily by the $9.4 million intangible asset impairment recorded in the fourth quarter of 2011.

        Interest Income.    Our interest income represents the total of interest income on our cash, cash equivalents, short-term investments and certain long-term investments. Interest income was $2.5 million, $3.8 million and $6.1 million in 2013, 2012 and 2011, respectively. The decrease in interest income in 2013 compared to 2012 is related to lower cash and cash equivalents and short-term investments due to the acquisition of LML and stock and debt repurchases completed during 2013. The decrease in interest income in 2012 compared to 2011 was mainly due to lower market yields on our invested portfolio.

        Interest Expense.    Our interest expense includes the total of cash and non-cash interest expense attributable to our outstanding convertible debt. Interest expense was $7.8 million, $9.0 million and $9.0 million in 2013, 2012 and 2011, respectively, which included $1.7 million, $2.0 million and $2.0 million of debt financing cost amortization, respectively. The decrease in interest expense, including debt financing cost amortization, in 2013 compared to 2012 and 2011 is due to the repurchase of our 2010 senior convertible notes during 2013 and the fourth quarter of 2012, which bear an annual interest rate of 2.0%.

        Other Income (Expense), Net.    Our other income (expense), net includes foreign currency transaction gains and losses, gains and losses on investments or asset disposals (excluding disposal of businesses), other-than-temporary impairment of investments and dividend income. Other income (expense) was income of $16.3 million in 2013, compared to income of $4.8 million and expense of $1.9 million in 2012 and 2011, respectively. The increase in 2013 is primarily driven by the sale of a cost method equity investment to a third party which resulted in a gain of $17.6 million, offset by unfavorable foreign currency re-measurement losses. The increase in other income (expense) in 2012 compared to 2011 was driven by a $3.2 million gain recorded due to a call option on a cost-basis investment that was executed for cash value.

        Income Tax Expense.    In 2013, our tax benefit related to continuing operations was $0.9 million, consisting of approximately $1.9 million of current tax expense and $2.8 million of deferred tax benefit. In 2013, our tax expense related to discontinued operations was $2.5 million. In 2012, our tax expense related to continuing operations was $19.2 million, consisting of approximately $0.9 million of current tax expense and $18.3 million of deferred tax expense. In 2012, our tax expense related to discontinued operations was $9.6 million. In 2011, our tax expense related to continuing operations was $2.3 million, consisting of approximately $2.3 million of current tax expense and an immaterial deferred tax benefit. In 2011, our tax benefit related to discontinued operations was $3.8 million. Our effective tax rate related to continuing operations was 4.7% in 2013, compared to negative 11.7% in 2012 and 9.0% in 2011. Differences in our effective tax rate from the U.S. statutory rate are primarily due to our mix of earnings from international operations, the differences in statutory rates in these countries from the U.S. rate, and the full valuation allowance on our U.S. deferred tax assets.

        Discontinued Operations.    In 2013, revenues included within discontinued operations totaled $8.0 million, compared to $15.7 million in 2012 and $21.7 million in 2011. Losses from discontinued operations, before tax and loss on disposals, for the year ended December 31, 2013, 2012 and 2011, totaled $1.7 million, $2.6 million and $10.4 million, respectively. The pre-tax loss on disposal recorded in the year ended December 31, 2013, was $1.9 million, $1.8 million related to DRES and $0.1 million related to CustomCD. Total net losses from discontinued operations were $6.1 million in 2013, compared to net loss of $12.2 million and $6.5 million for 2012 and 2011, respectively.

Liquidity and Capital Resources

	Years ended December 31,
Cash Flows (in thousands)	2013	2012	2011
Cash provided by (used in):
Operating activities	$(15,290)	$38,840	$94,768
Investing activities	4,657	68,257	(74,584)
Financing activities	(57,543)	(67,047)	(81,277)
Effect of exchange rate changes on cash and cash equivalents	9,193	5,608	(6,800)

Net increase (decrease) in cash and cash equivalents	$(58,983)	$45,658	$(67,893)

Operating Activities

        As of December 31, 2013, we had $483.9 million of cash and cash equivalents, approximately 51.4% of which are held by our international subsidiaries. As of December 31, 2012, we had $542.9 million of cash and cash equivalents, approximately 31.0% of which was held by our international subsidiaries. If funds held by our international subsidiaries were repatriated to the U.S., we would incur a U.S. tax liability that is not currently accrued in our financial statements. However, cash and cash equivalents held in the U.S. are sufficient to fund our current and anticipated domestic operations. As a result, we do not anticipate any local liquidity restrictions that would preclude us from funding our expansion or operating needs.

        Net cash used by operating activities was $15.3 million in 2013, compared to net cash provided by operating activities of $38.8 million and $94.8 million in 2012 and 2011, respectively. Net cash used in operations in 2013 was primarily due to changes in working capital, $53.7 million use of cash. Excluding the impact of working capital changes, our operating cash flow for 2013 was $38.4 million. Net cash provided by operating activities in 2012, excluding changes in working capital, was $59.8 million. Changes in working capital were a use of cash of $20.9 million. Net cash provided by operating activities in 2011 was primarily the result of net income, adjusted for non-cash expenses, of $80.4 million, combined with positive cash flows from working capital of $14.4 million.

Investing Activities

        Net cash provided by investing activities was $4.7 million in 2013 and was primarily the result of net sales of investments of $83.7 million, offset by net cash paid for the acquisition of LML of $55.8 million and purchases of equipment and capitalized software of $23.3 million. Net cash provided by investing activities was $68.3 million in 2012 and was primarily the result of net sales of investments of $89.8 million, offset by purchases of capital equipment of $22.0 million. Net cash used in investing activities was $74.6 million in 2011 and was primarily the result of net purchases of investments of $50.7 million and purchases of capital equipment of $23.9 million.

Financing Activities

        In 2013, net cash used in financing activities was $57.5 million and was primarily due to $51.2 million in stock repurchases, $5.4 million in convertible senior note repurchases and $4.5 million of restricted stock repurchases to satisfy tax withholding obligations, offset by proceeds of $2.2 million from sale of stock under our employee stock purchase plan and $1.3 million from exercises of stock options. In 2012, net cash used in financing activities was $67.0 million and was primarily due to $43.9 million of convertible senior note repurchases, $22.7 million repurchases of common stock, and $5.1 million of restricted stock repurchases to satisfy tax withholdings obligation, offset by proceeds of $2.6 million from sale of stock under the employee stock purchase plan and $1.6 million from the exercises of stock options. In 2011, cash used in financing activities was $81.3 million and was primarily due to $79.8 million in repurchases of common stock and $6.0 million of restricted stock repurchases to satisfy tax withholding obligations, offset by proceeds of $2.5 million from sale of stock under our employee stock purchase plan and $2.0 million of excess tax benefits from stock-based compensation.

Effect of Exchange Rate Changes

        In 2013, changes in foreign currency rates resulted in a $9.2 million increase in our cash and cash equivalents. Exchange rate changes increased our cash and cash equivalents by $5.6 million in 2012 and decreased our cash and equivalents by $6.8 million in 2011. The changes are due to foreign currency volatility on our international entity balance sheet exposures, primarily the euro.

Auction Rate Securities

        As of December 31, 2013, we held $45.7 million of auction rate securities (ARS) at par value which we have recorded at $42.0 million fair value. As of December 31, 2012, we held $45.8 million of ARS at par value which we have recorded at $37.0 million fair value. The ARS are 106 - 138% over-collateralized and the underlying student loans are guaranteed by the U.S. government. Almost all of these securities continue to fail at auction due to continued illiquid market conditions.

        Due to the illiquid market conditions, the fair value of our ARS is $3.7 million (8.2%) less than par value as of December 31, 2013. This reduction from par value is considered temporary. The temporary reduction from par value was $8.8 million (19.3%) as of December 31, 2012.

        In evaluating our ARS portfolio, we note sustained performance of our securities, strong parity levels, observed market redemption activity, continued receipt of interest and penalty payments, and an increase in fair value at December 31, 2013 compared to December 31, 2012. As we expect to receive all contractual cash flows, we do not believe the unrealized losses to be credit related. We continue to believe that we will be able to liquidate at par over time. We also anticipate we will have sufficient cash flow from operations to execute our business strategy and fund our operational needs. We do not intend to sell, or believe we will be required to sell, these investments prior to recovery of their amortized cost basis. Accordingly, we have treated the fair value decline as temporary.

        The discounted cash flow model we used to value these securities included the following assumptions:

	December 31, 2013	December 31, 2012
Redemption period (in years)	7.0	7.0
Credit ratings	BB+ to AAA	BB+ to AAA
Penalty coupon rate	1.0% to 1.5%	1.0% to 1.5%
Weighted average annualized yield	1.6%	1.5%
Risk adjusted discount rate	4.7% to 7.8%	3.5% to 12.3%

        Management makes estimates and assumptions about the ARS, which can be sensitive to changes and effect the determination of fair value. An increase in the length of redemption period or an increase in the discount rate assumption would decrease our fair value. Also, a decrease in the securities' credit ratings would decrease our fair value.

        The portfolio had a weighted average maturity of 29.8 years and 30.8 years as of December 31, 2013 and December 31, 2012, respectively.

        We classify our ARS as Level 3 long-term investments until we receive a call or partial call on the securities. As of December 31, 2013 and December 31, 2012, our entire ARS portfolio was classified as Level 3 long-term investments. In 2013, we liquidated $0.1 million of ARS due to a partial call at par. In 2012, we liquidated $25.7 million of ARS due to full or partial calls at par. The amount of Level 3 assets as a percentage of total assets measured at fair value on a recurring basis was 6.5% and 5.0% in 2013 and 2012, respectively.

Commitments and Guarantees

        At certain times, we enter into agreements where a letter of credit is required to ensure payment of future obligations by counterparties, such as our credit card processors and international taxing jurisdictions. Upon withdrawal, we are obligated to fund the executor bank on demand. We have not set aside specific funds to cover this potential obligation as we can generally recover these costs from our clients. If drawn upon, we expect to fund this commitment with cash and cash equivalents. There were $0.6 million and $3.6 million in undrawn letters of credit at December 31, 2013 and 2012, respectively.

        In addition to the contractual obligations included in the table below, we will have significant cash obligations associated with the purchase of hardware and capitalized software to support our business. Cash outflows associated with the purchase of equipment and capitalized software were $23.3 million, $22.0 million and $23.9 million in 2013, 2012 and 2011, respectively. We are also parties to legally binding contracts regarding goods and services under which the actual commitment is contingent on certain factors that are unknown or uncertain at this time. Therefore, these items are not included in the table. Uncertain income tax position benefits of $10.4 million are not included in the table because we cannot make a reasonably reliable estimate of the period of cash settlement with the respective tax authorities. In addition, purchase orders made in the ordinary course of business are excluded from the table and any amounts which we are liable for under the purchase orders are included in current liabilities on our Consolidated Balance Sheets.

        The following table summarizes our principal contractual commitments as of December 31, 2013:

	Payment due by period (in thousands)
Contractual Obligations	Total Amount Committed	2014	2015	2016 - 2017	2018 and Thereafter
Operating Lease Obligations	$36,942	$8,421	$4,768	$8,097	$15,656
Senior Convertible Notes, including interest	405,171	14,730	5,916	11,831	372,694

Total	$442,113	$23,151	$10,684	$19,928	$388,350

        See Item 8 of Part II, Note 8 to the Consolidated Financial Statements for additional discussion of our commitments. See Item 8 of Part II, Note 9 to the Consolidated Financial Statements for additional discussion of our principal debt commitments.

Application of Critical Accounting Policies

Critical Accounting Estimates and Policies

        We prepare our consolidated financial statements in conformity with United States generally accepted accounting principles (U.S. GAAP). As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies that we believe are the most critical in fully understanding and evaluating our reported financial results are addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Item 8 of Part II, Note 1 to the Consolidated Financial Statements.

        Goodwill.    We have a single reporting unit. We complete our goodwill impairment analysis annually as of October 1, or more frequently if events or circumstances occur that would more likely than not reduce the fair value of our single reporting unit below its carrying amount.

        In conducting our impairment analysis, we first assess qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying amount, including goodwill. If, after assessing all relevant qualitative factors, we determine that it is more likely than not that the fair value of our single reporting unit is less than its carrying amount, a blended income and market approach is then used to determine the fair value of our sole reporting unit and any applicable impairment charge. The application of goodwill impairment tests requires management judgment for many of the inputs. Key assumptions included in the impairment test include our revenue growth rate, discount rate, and estimates of our future cash flows. Changes in these estimates could result in additional impairment of goodwill in a future period. Any impairment charges reflect our view of anticipated risks based on our expectations of market and general economic conditions.

        In December 2012, due to the deterioration in our stock price in the second half of 2012, adjustments in our forecasted revenue growth and change in our chief operating decision maker, management determined that a triggering event for potential goodwill impairment had occurred. As such, management completed an interim impairment test utilizing the blended income and market approach, and the key assumptions described in the preceding paragraph, and determined that the carrying value of the Company was in excess of fair value and a goodwill impairment was required. In the fourth quarter 2012, we recorded a preliminary non-cash pretax goodwill impairment charge of $175.2 million. A $14.1 million tax benefit was recorded as a result of the impairment charge.

        During the first quarter of 2013, we completed our goodwill impairment analysis and recorded an additional non-cash pretax goodwill impairment charge of $21.2 million relating to our single reporting unit. The tax benefit was offset by our current period tax valuation allowance.

        Based on our qualitative analysis performed as of October 1, 2013, we determined that it was more likely than not that the fair value of our single reporting unit is in excess of its carrying amount. The primary evidence utilized in reaching this conclusion was our market capitalization, which increased significantly since the goodwill impairment identified during 2012. A significant decrease in our market capitalization, or significant changes in quantitative or other qualitative factors, could lead to a future impairment. As of October 1, 2013, and through December 31, 2013, the goodwill in our single reporting unit is not considered to be at risk of impairment.

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

        We sell both digital and physical products on behalf of our customers and charge transaction fees based on a percentage of the sale price. These revenues are recorded net of related costs of sales as generally our clients control product choices and are subject to inventory risks. Revenue for these sales is recognized upon fulfillment, when title and significant risk of ownership passes to the end customer.

        We provide payment processing services to merchants and charge monthly service and transaction based fees. Transaction fees are recognized in the period in which the transaction occurs. Service fees are recognized over the covered period.

        When we provide additional deliverables in connection with our e-commerce and payments solution arrangements, including site set up services, these services do not meet the criteria of separate units of accounting as the services do not have value to the client on a standalone basis. Therefore we account for these deliverables as one unit of accounting and recognize them over the term of the associated contract. When we provide client services on a standalone basis, such as website design, custom development, data backup, analytical marketing, affiliate marketing and email marketing services, revenue is recognized as the services are provided.

        Shipping revenue is recorded net of any associated costs. Taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer are not recorded as revenue.

        Allowance for Doubtful Accounts.    We use estimates in determining our allowance for doubtful accounts which are based on our historical experience and current trends. We must estimate the collectability of our billed accounts receivable. We analyze accounts receivable and consider our historical bad debt experience, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. We must make significant judgments and estimates in connection with the allowance in any accounting period. The uncollectible portion of receivables is charged against the allowance for doubtful accounts when collection efforts have ceased.

        Income Taxes and Deferred Taxes.    Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We record deferred tax assets for favorable tax attributes, including tax loss carryforwards. We currently have U.S. tax loss carryforwards, including acquired operating tax loss carryforwards, and a lesser amount of acquired foreign operating tax loss carryforwards. We evaluate the need for a valuation allowance against the deferred tax assets on a quarterly basis.

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

        A hypothetical and immediate one percent (1%) change in interest rates would increase or decrease the fair value in our investment portfolio held at December 31, 2013 and 2012, by $2.2 million and by $2.9 million, respectively. The approximate gains or losses in earnings are estimates, and actual results could vary due to the assumptions used.

        At December 31, 2013 and 2012, we had long-term debt of $304.6 million ($8.8 million of which is classified as current due to January 1, 2014 repurchase date) and $309.9 million, respectively, associated with our Senior Convertible Notes, which are fixed rate instruments. The market value of our long-term debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.

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

        The effect on operations in our consolidated statements of operations from changes in exchange rates versus the U.S. Dollar is as follows (in thousands):

	Year Ended December 31, 2013			Year Ended December 31, 2012			Year Ended December 31, 2011
	At Prior Year Rates(1)	Exchange Rate Effect(2)	As Reported	At Prior Year Rates(1)	Exchange Rate Effect(2)	As Reported	At Prior Year Rates(1)	Exchange Rate Effect(2)	As Reported
Revenue	$390,548	$(869)	$389,679	$376,500	$(6,004)	$370,496	$371,207	$5,262	$376,469
Costs and expenses	420,668	(663)	420,005	539,636	(5,054)	534,582	341,224	4,404	345,628

Income (loss) from operations	$(30,120)	$(206)	$(30,326)	$(163,136)	$(950)	$(164,086)	$29,983	$858	$30,841

(1)
Represents the outcome that would have resulted had exchange rates in the current period been the same as those in effect in the comparable prior-year period for operating results.

(2)
Represents the increase (decrease) in reported amounts resulting from changes in exchange rates from those in effect in the comparable prior-year period for operating results.

Transaction Exposure

        The Company enters into short-term foreign currency forward contracts to offset the foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in current earnings in "Other income (expense), net". Foreign currency transaction losses were $1.3 million, $0.4 million and $1.5 million in 2013, 2012 and 2011, respectively.

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

        The potential loss in fair value resulting from a hypothetical 10% adverse currency movement is $6.4 million and $4.8 million for 2013 and 2012, respectively.

Other Market Risks

Investments in Auction Rate Securities

        At December 31, 2013, we held approximately $45.7 million of ARS at par. In light of current conditions in the ARS market as described in Part II Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", in this Form 10-K, we may incur temporary unrealized losses, or other-than-temporary realized losses, in the future if we are unable to recover the investment principal in our ARS.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Digital River, Inc.

        We have audited the accompanying consolidated balance sheets of Digital River, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digital River, Inc. and subsidiaries at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Digital River, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 27, 2014, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Minneapolis, Minnesota
February 27, 2014

DIGITAL RIVER, INC.

Consolidated Balance Sheets

(in thousands)

	December 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$483,868	$542,851
Short-term investments	115,652	162,794
Accounts receivable, net of allowance of $3,206 and $4,834	70,865	55,192
Deferred tax assets	1,479	457
Prepaid expenses and other	27,878	31,813
Assets of discontinued operations	—	7,561

Total current assets	699,742	800,668

Property and equipment, net	53,770	53,098
Goodwill	139,318	108,960
Intangible assets, net	29,217	11,718
Long-term investments	56,023	71,735
Deferred income taxes	1,037	1,792
Other assets	2,067	4,313

TOTAL ASSETS	$981,174	$1,052,284

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$187,635	$201,826
Accrued payroll	20,058	11,294
Deferred revenue	6,904	13,119
Other current liabilities	55,899	50,149
Liabilities of discontinued operations	—	5,753

Total current liabilities	270,496	282,141

NON-CURRENT LIABILITIES
Senior convertible notes	295,795	309,909
Other liabilities	21,452	18,236

Total non-current liabilities	317,247	328,145

TOTAL LIABILITIES	587,743	610,286

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 120,000,000 shares authorized; 50,074,977 and 48,941,402 shares issued	501	489
Treasury stock at cost; 16,910,883 and 13,581,889 shares	(424,416)	(368,721)
Additional paid-in capital	761,560	737,499
Retained earnings	51,254	75,901
Accumulated other comprehensive income (loss)	4,532	(3,170)

Total stockholders' equity	393,431	441,998

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$981,174	$1,052,284

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL RIVER, INC.

Consolidated Statements of Operations for the Years Ended December 31,

(in thousands except per share data)

	2013	2012	2011
Revenue	$389,679	$370,496	$376,469
Costs and expenses (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	73,505	66,756	62,381
Network and infrastructure	59,036	52,564	47,886
Sales and marketing	106,954	97,816	102,221
Product research and development	72,359	61,550	64,175
General and administrative	56,279	55,763	40,649
Goodwill impairment	21,249	175,241	—
Depreciation and amortization	22,080	20,192	22,001
Amortization of acquisition-related intangibles	8,543	4,700	6,315

Total costs and expenses	420,005	534,582	345,628

Income (loss) from operations	(30,326)	(164,086)	30,841
Interest income	2,451	3,820	6,098
Interest expense	(7,822)	(8,968)	(9,018)
Other income (expense), net	16,260	4,799	(1,931)

Income (loss) from continuing operations before income taxes	(19,437)	(164,435)	25,990
Income tax expense (benefit)	(908)	19,203	2,276

Income (loss) from continuing operations	(18,529)	(183,638)	23,714
Income (loss) from discontinued operations, net of tax	(6,118)	(12,230)	(6,547)

Net income (loss)	$(24,647)	$(195,868)	$17,167

Income (loss) per share—basic:
Income (loss) from continuing operations	$(0.58)	$(5.53)	$0.65
Income (loss) from discontinued operations	(0.19)	(0.37)	(0.18)

Net income (loss) per share—basic	$(0.77)	$(5.90)	$0.47

Income (loss) per share—diluted:
Income (loss) from continuing operations	$(0.58)	$(5.53)	$0.63
Income (loss) from discontinued operations	(0.19)	(0.37)	(0.17)

Net income (loss) per share—diluted	$(0.77)	$(5.90)	$0.46

Shares used in per-share calculation—basic	32,065	33,224	36,778

Shares used in per-share calculation—diluted	32,065	33,224	37,510

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL RIVER, INC.

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31,

(in thousands)

	2013	2012	2011
Net income (loss)	$(24,647)	$(195,868)	$17,167
Other comprehensive income (loss):
Unrealized foreign exchange gain (loss) on the revaluation of investments in foreign subsidiaries	1,155	6,495	(9,004)
Unrealized gain (loss) on investments	6,547	(1,701)	746
Tax benefit (expense)	—	—	(278)

Other comprehensive income (loss)	7,702	4,794	(8,536)

Comprehensive income (loss)	$(16,945)	$(191,074)	$8,631

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL RIVER, INC.

Consolidated Statements of Stockholders' Equity

(in thousands)

	Common Stock
			Treasury Stock	Additional Paid-In Capital	Accumulated Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
BALANCE, December 31, 2010	39,027	$463	$(255,196)	$683,307	$572	$254,602	$683,748

Net income (loss)	—	—	—	—	—	17,167	17,167
Unrealized gain (loss) on investments, net of tax expense (benefit) of $278	—	—	—	—	468	—	468
Foreign currency translation gain (loss)	—	—	—	—	(9,004)	—	(9,004)
Repurchase of common stock	(4,265)	—	(79,758)	—	—	—	(79,758)
Exercise of stock options	19	—	—	364	—	—	364
Stock-based compensation	—	—	—	22,114	—	—	22,114
Restricted stock issued under equity incentive plans, net of forfeitures	765	8	—	(8)	—	—	—
Tax withheld in restricted stock vesting	(179)	—	(5,992)	—	—	—	(5,992)
Tax benefit (deficiency) of stock-based compensation	—	—	—	699	—	—	699
Common stock issued under the Employee Stock Purchase Plan	141	1	—	2,465	—	—	2,466

BALANCE, December 31, 2011	35,508	$472	$(340,946)	$708,941	$(7,964)	$271,769	$632,272

Net income (loss)	—	—	—	—	—	(195,868)	(195,868)
Unrealized gain (loss) on investments, net of tax expense (benefit) of $0	—	—	—	—	(1,701)	—	(1,701)
Foreign currency translation gain (loss)	—	—	—	—	6,495	—	6,495
Repurchase of common stock	(1,533)	—	(22,667)	—	—	—	(22,667)
Exercise of stock options	121	1	—	1,566	—	—	1,567
Stock-based compensation	—	—	—	29,517	—	—	29,517
Restricted stock issued under equity incentive plans, net of forfeitures	1,367	14	—	(14)	—	—	—
Tax withheld in restricted stock vesting	(307)	—	(5,108)	—	—	—	(5,108)
Tax benefit (deficiency) of stock-based compensation	—	—	—	(5,061)	—	—	(5,061)
Common stock issued under the Employee Stock Purchase Plan	204	2	—	2,550	—	—	2,552

BALANCE, December 31, 2012	35,360	$489	$(368,721)	$737,499	$(3,170)	$75,901	$441,998

Net income (loss)	—	—	—	—	—	(24,647)	(24,647)
Unrealized gain (loss) on investments, net of tax expense (benefit) of $0	—	—	—	—	6,547	—	6,547
Foreign currency translation gain (loss)	—	—	—	—	1,155	—	1,155
Repurchase of common stock	(3,020)	—	(51,208)	—	—	—	(51,208)
Exercise of stock options	122	1	—	1,272	—	—	1,273
Stock-based compensation	—	—	—	20,568	—	—	20,568
Restricted stock issued under equity incentive plans, net of forfeitures	847	9	—	(9)	—	—	—
Tax withheld in restricted stock vesting	(309)	—	(4,487)	—	—	—	(4,487)
Common stock issued under the Employee Stock Purchase Plan	164	2	—	2,230	—	—	2,232

BALANCE, December 31, 2013	33,164	$501	$(424,416)	$761,560	$4,532	$51,254	$393,431

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL RIVER, INC.

Consolidated Statements of Cash Flows For the Years Ended December 31,

(in thousands)

	2013	2012	2011
OPERATING ACTIVITIES
Net income (loss)	$(24,647)	$(195,868)	$17,167
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on disposal of discontinued businesses	1,894	—	—
Amortization of acquisition-related intangibles	8,543	6,832	8,689
Provision for doubtful accounts	1,661	2,031	1,317
Depreciation and amortization	22,163	20,307	22,207
Impairment of goodwill	21,249	175,241	—
Impairment of intangibles	—	235	9,351
Debt issuance cost amortization	1,701	1,953	1,986
Amortization of investment premiums	2,837	—	—
Loss on sale of equipment	88	85	—
Gain on investment	(17,526)	(3,178)	—
Gain on business divestiture	—	(246)	—
Stock-based compensation expense	20,568	29,517	22,114
Excess tax benefits from stock-based compensation	—	(505)	(1,985)
Deferred and other income taxes	(150)	23,349	(2,649)
Impairment of equity investment	—	—	2,198
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(15,278)	2,715	(15,292)
Prepaid and other assets	9,744	(8,392)	2,635
Accounts payable	(37,698)	(40,333)	57,162
Deferred revenue	(7,288)	8,265	(1,782)
Income tax payable	(1,679)	10,948	(4,061)
Other current liabilities	(1,472)	5,884	(24,289)

Net cash provided by (used in) operating activities	(15,290)	38,840	94,768

INVESTING ACTIVITIES
Purchases of investments	(140,900)	(98,658)	(254,536)
Sales of investments	184,978	185,750	213,302
Cash received (paid) for cost method investments	39,636	2,700	(9,490)
Cash received from divestitures	120	500	—
Cash paid for acquisitions, net of cash received	(55,843)	—	—
Purchases of equipment and capitalized software	(23,334)	(22,035)	(23,860)

Net cash provided by (used in) investing activities	4,657	68,257	(74,584)

FINANCING ACTIVITIES
Debt issuance costs	—	—	(342)
Repurchase of convertible senior notes	(5,353)	(43,896)	—
Exercise of stock options	1,273	1,567	364
Sales of common stock under employee stock purchase plan	2,232	2,552	2,466
Repurchase of common stock	(51,208)	(22,667)	(79,758)
Repurchase of restricted stock to satisfy tax withholding obligation	(4,487)	(5,108)	(5,992)
Excess tax benefits from stock-based compensation	—	505	1,985

Net cash provided by (used in) financing activities	(57,543)	(67,047)	(81,277)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	9,193	5,608	(6,800)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(58,983)	45,658	(67,893)
CASH AND CASH EQUIVALENTS, beginning of year	542,851	497,193	565,086

CASH AND CASH EQUIVALENTS, end of year	$483,868	$542,851	$497,193

SUPPLEMENTAL DISCLOSURES
Cash paid for interest on senior convertible notes	$6,081	$7,123	$7,010

Cash paid for income taxes	$4,292	$3,272	$5,085

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        We provide end-to-end global commerce, payments and marketing solutions to companies that want to sell their products and services online. We were incorporated in 1994 and began building and operating online stores for our clients in 1996. We generate revenue through revenue sharing, transaction fees, monthly service charges and fees for services charged to customers that utilize our solutions.

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

Foreign Currency Translation

        Substantially all of our foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities are translated at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated at the average exchange rates for the reported period. Gains and losses resulting from translation are recorded as a component of "Accumulated other comprehensive income (loss)" within stockholders' equity. Losses resulting from foreign currency transactions were $1.3 million, $0.4 million and $1.5 million in 2013, 2012 and 2011, respectively, and are recorded within "Other income (expense), net".

        We are exposed to market risk from changes in foreign currency exchange rates. Our risks relate to the effect of foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating sales and expenses and exchange rate translation losses (or gains) associated with economic interests that are denominated in a foreign currency. The risk of translation losses due to foreign exchange volatility is partially mitigated by the use of foreign exchange forward contracts with maturities of less than three months. These derivative transactions are not designated as hedges and are adjusted to fair value through income each period. The principal exposures mitigated were the Euro, Australian dollar, British pound, Canadian dollar, Danish krone and Japanese yen currencies. For the years ended December 31, 2013, 2012 and 2011, we recorded a loss of $0.1 million, a gain of $0.1 million, and a loss of $0.3 million, respectively, on derivative settlements within "Other income (expense), net". We held no open foreign exchange forward contracts at December 31, 2013 and the notional amount of holdings at December 31, 2012 was $1.9 million. The gain (loss) on derivative settlements and the notional amounts held at the respective year ends are not material when compared to our net income (loss) and our overall cash and cash equivalents reported for the respective periods.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013 and 2012

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Our foreign currency contracts contain credit risk to the extent that our bank counterparties may be unable to meet the terms of the agreements. We minimize such risk by limiting our counterparties to major financial institutions of high credit quality.

Cash and Cash Equivalents

        We consider all short-term, highly liquid investments and money market accounts, that are readily convertible into known amounts of cash and that have original or remaining maturities of three months or less at the date of purchase to be cash equivalents.

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

Allowance for Doubtful Accounts

        We use estimates in determining our allowance for doubtful accounts which are based on our historical experience and current trends. We must estimate the collectability of our billed accounts receivable. We analyze accounts receivable and consider our historical bad debt experience, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. We must make judgments and estimates in connection with the allowance in any accounting period. The uncollectible portion of receivables is charged against the allowance for doubtful accounts when collection efforts have ceased.

Prepaid Expenses and Other

        Prepaid expenses and other are largely comprised of prepaid licenses, deferred set-up costs, deferred financing costs, notes receivable, value added taxes, income tax receivable and restricted cash. Restricted cash consists of cash and cash equivalents that are held in escrow accounts, or are otherwise restricted by agreements with third parties, for a particular purpose. As of December 31, 2013 and 2012, we had $3.6 million and $0.4 million of restricted cash, respectively. In 2012, $0.6 million of notes receivable, lent through a short term promissory note, was deemed to be uncollectable and a full reserve was recorded against the note at both December 31, 2013 and 2012, respectively.

Property and Equipment

        Property and equipment is recorded at cost, less accumulated depreciation and amortization. Computer equipment, office furniture and purchased and internally developed software are depreciated

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013 and 2012

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

or amortized under the straight-line method using estimated useful lives of three to seven years and leasehold improvements are depreciated over the shorter of the asset life or remaining length of the lease. Useful lives are based on our estimates of the period of time over which the assets will generate revenue or benefit our business. We review assets with definite lives for impairment whenever events or changes in circumstances indicate that the value we are carrying on our financial statements for an asset may not be recoverable. Our evaluation considers non-financial data such as changes in the operating environment and business strategy, competitive information, market trends and operating performance. Property and equipment at December 31 consisted of the following (in thousands):

	2013	2012
Computer hardware and software	$174,928	$155,916
Furniture, fixtures and leasehold improvements	12,339	12,040

Total property and equipment	187,267	167,956
Accumulated depreciation and amortization	(133,497)	(114,858)

Net property and equipment	$53,770	$53,098

        Depreciation and amortization expense from continuing operations was $22.1 million, $20.2 million and $22.0 million in 2013, 2012 and 2011, respectively.

        Repairs and maintenance costs are charged directly to expense as incurred. Major renewals or replacements that substantially extend the useful life of an asset are capitalized and depreciated.

Software Development

        Costs to develop software for internal use are capitalized when the criteria for capitalization under U.S. GAAP is met. This criteria includes that the project must be approved by senior management, costs must be related to new development or significant upgrades or enhancements to existing software, and completion and future utilization of the development must be probable. Costs related to development that do not meet these criteria are expensed in the period incurred. Capitalized costs of completed projects are amortized over the estimated useful life of the software. For the years ended December 31, 2013 and 2012, net software for internal use was $16.3 million and $18.6 million, respectively.

Goodwill

        We have a single reporting unit. We complete our goodwill impairment analysis annually as of October 1, or more frequently if events or circumstances occur that would more likely than not reduce the fair value of our single reporting unit below its carrying amount.

        In conducting our impairment analysis, we first assess qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying amount, including goodwill. If after assessing all relevant qualitative factors, we determine that it is more likely than not that the fair value of our single reporting unit is less than its carrying amount, a blended income and market approach is then used to determine the fair value of our sole reporting unit and

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013 and 2012

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

any applicable impairment charge. The application of goodwill impairment tests requires management judgment for many of the inputs. Key assumptions included in the impairment test include our revenue growth rate, discount rate, and estimates of our future cash flows. Changes in these estimates could result in additional impairment of goodwill in a future period. Any impairment charges reflect our view of anticipated risks based on our expectations of market and general economic conditions. See Note 5—Goodwill and Intangible Assets, for further details regarding our 2013 qualitative impairment analysis and 2012 quantitative analysis.

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

        We also have equity investments that are accounted for under the cost method included in long-term investments. We review the key characteristics of our investments and their classification in accordance with U.S. GAAP on an annual basis, or when indications of potential impairment exist. If a decline in the fair value of a security is deemed by management to be other-than-temporary, we write down the cost basis of the investment to fair value, and the amount of the write-down is included in net earnings.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013 and 2012

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Assets

        The following table summarizes our other assets as of December 31 (in thousands):

	2013	2012
Debt financing costs, net	$1,410	$3,323
Other	657	990

Total other assets	$2,067	$4,313

        Debt financing costs, net include broker, legal, accounting and other fees associated with entering into our 2010 and 2004 senior convertible notes. We amortize debt financing costs over the original term of the debt.

Other Current Liabilities

        The following table summarizes our other current liabilities as of December 31 (in thousands):

	2013	2012
Accrued expenses	$29,082	$30,036
Current portion of debt	10,016	1,256
Sales, value-added and transaction taxes	15,534	18,507
Current deferred and other income taxes	1,267	350

Total other current liabilities	$55,899	$50,149

Discontinued Operations

        We separately classify the results of operations and the assets and liabilities of material components or businesses that have been sold, disposed, or that meet the criteria for held for sale within our Consolidated Statements of Operations and Consolidated Balance Sheets. As allowed under U.S. GAAP, we do not reclassify the cash flows of discontinued businesses within our Consolidated Statements of Cash Flows. In determining if the criteria for separate presentation is met, we assess if the operations and cash flows of the business have been, or will be, eliminated from ongoing operations and whether we will have any significant continuing involvement in the operations of the business after the disposal transaction. The presentation of corresponding prior periods is updated to conform to the current period presentation. See Note 15—Discontinued Operations for further discussion.

Comprehensive Income (Loss)

        Comprehensive income (loss) includes revenues, expenses, and gains and losses that are excluded from net earnings under GAAP. Items of comprehensive income (loss) are unrealized gains and losses on investments and foreign currency translation adjustments which are added to net income (loss) to compute comprehensive income (loss). Comprehensive income (loss) related to cumulative translation adjustments has no tax expense or benefit as these funds are indefinitely invested.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013 and 2012

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax, by component as of December 31 (in thousands):

	Foreign currency translation adjustment	Unrealized gain (loss) on investments	Total
Balance as of December 31, 2010	$5,074	$(4,502)	$572
Other comprehensive income before reclassifications	(9,004)	817	(8,187)
Reclassification adjustment for net gains included in net income	—	(349)	(349)

Net current period other comprehensive income (loss)	(9,004)	468	(8,536)

Balance as of December 31, 2011	$(3,930)	$(4,034)	$(7,964)
Other comprehensive income before reclassifications	6,495	(1,688)	4,807
Reclassification adjustment for net gains included in net income	—	(13)	(13)

Net current period other comprehensive income (loss)	6,495	(1,701)	4,794

Balance as of December 31, 2012	$2,565	$(5,735)	$(3,170)
Other comprehensive income before reclassifications	1,155	6,558	7,713
Reclassification adjustment for net gains included in net income	—	(11)	(11)

Net current period other comprehensive income (loss)	1,155	6,547	7,702

Balance as of December 31, 2013	$3,720	$812	$4,532

        The following table summarizes the reclassifications out of accumulated other comprehensive income (loss) for the year ended December 31, 2013 (in thousands):

Reclassification out of Accumulated other comprehensive income	Amount reclassified from accumulated other comprehensive income	Affected line item in the Consolidated Statement of Operations
Realized gains (losses) on investments
	$18	Other income (expense), net
	(7)	Income tax benefit (expense)

	$11	Net income (loss)

Revenue Recognition

        We recognize revenue from services rendered once all the following criteria for revenue recognition have been met: (1) persuasive evidence of an agreement exists; (2) the services have been rendered; (3) the fee is fixed and determinable; and, (4) collection of the amounts due is reasonably assured.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013 and 2012

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        We sell both digital and physical products on behalf of our customers and charge transaction fees based on a percentage of the sale price. These revenues are recorded net of related costs of sales as generally our clients control product choices and are subject to inventory risks. Revenue for these sales is recognized upon fulfillment, when title and significant risk of ownership passes to the end customer.

        We provide payment processing services to merchants and charge monthly service and transaction based fees. Transaction fees are recognized in the period in which the transaction occurs. Service fees are recognized over the covered period.

        When we provide additional deliverables in connection with our e-commerce and payments solution arrangements, including site set up services, these services do not meet the criteria of separate units of accounting as the services do not have value to the client on a standalone basis. Therefore we account for these deliverables as one unit of accounting and recognize them over the term of the associated contract. When we provide client services on a standalone basis, such as website design, custom development, data backup, analytical marketing, affiliate marketing and email marketing services, revenue is recognized as the services are provided.

        Shipping revenue is recorded net of any associated costs. Taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer are not recorded as revenue.

Credit Card Chargeback Reserve

        We use estimates based on historical experience and current trends to determine accrued chargeback expenses. The following table illustrates our provision for chargeback losses as a percentage of revenue for 2013, 2012 and 2011 (in thousands, except percentages):

	2013	2012	2011
Revenue	$389,679	$370,496	$376,469
Provision for Credit Card Chargebacks	332	688	452
Provision for Credit Card Chargebacks as a % of Revenue	0.1%	0.2%	0.1%

        Determining appropriate reserves for chargeback transactions is an inherently uncertain process. The reserves are maintained at a level we deem appropriate to provide for losses incurred on revenue earned in each period.

Stock-Based Compensation Expense

        We account for share-based payments made to our employees and directors, including stock options and employee stock purchases made through our Employee Stock Purchase Plan (ESPP) based on estimated fair values. The fair value of each stock option and employee stock purchase made through our ESPP are estimated on the date of grant using the Black-Scholes option pricing model. The fair value of restricted stock, restricted stock units and performance shares is determined based on the closing price of our common stock on the date of grant. We estimated the fair value of

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013 and 2012

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

performance share units with a market condition granted to certain executives on the date of grant using the Monte Carlo valuation model.

        Compensation expense for all share-based payment awards is recognized over the requisite service period. Stock-based compensation expense recognized in our Consolidated Statements of Operations is based on awards ultimately expected to vest and thus has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Benefits of tax deductions in excess of recognized stock-based compensation expense are reported as a financing cash flow.

Severance

        We begin to accrue for severance and outplacement costs when all of the criteria for one-time employment termination benefits are met, which is generally at the time of communication to the employee. Total restructuring related severance expense for the years ended December 31, 2013, 2012 and 2011 was $5.8 million, $1.7 million, and $0.0 million respectively.

Advertising Costs

        The costs of advertising are charged to sales and marketing expense as incurred. We incurred advertising expense of $0.2 million, $0.2 million and $0.4 million in 2013, 2012 and 2011, respectively.

Income Taxes

        Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We record deferred tax assets for favorable tax attributes, including tax loss carryforwards. We currently have U.S. tax loss carryforwards, including acquired operating tax loss carryforwards, and a lesser amount of acquired foreign operating tax loss carryforwards. We evaluate the need for a valuation allowance against the deferred tax assets on a quarterly basis.

Recent Accounting Pronouncements

        ASU 2013-11—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists: In July 2013, the FASB issued ASU 2013-11, which requires an entity to present unrecognized tax benefits as a reduction of the deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, if net settlement is required or expected. To the extent that net settlement is not required or expected, the unrecognized tax benefit must be presented as a liability. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. ASU No. 2013-11 is effective for reporting periods beginning after December 15, 2013, and should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Because this standard only affects the presentation of unrecognized tax benefits and not the measurement of an unrecognized tax benefit, we do not expect this standard to have a material impact on our Consolidated Financial Statements.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013 and 2012

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        ASU 2013-02—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income:    In February 2013, the FASB issued ASU 2013-02, which required entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either in the financial statements or footnotes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail on these amounts. ASU 2013-02 is effective prospectively for fiscal periods beginning after December 15, 2012. We have adopted the new guidance in ASU 2013-02 as of the period ended March 31, 2013, and its adoption did not have a material impact on our Consolidated Financial Statements.

        We have determined that all other recently issued accounting standards will not have a material impact on our Consolidated Financial Statements, or do not apply to our operations.

Reclassifications

        Certain items in the prior years' Consolidated Statements of Operations and Consolidated Balance Sheets have been reclassified for comparative purposes to conform to the current year presentation.

        The results of the operations of CustomCD, Inc. (CustomCD) and Digital River Education Services, Inc. (DRES), which were sold on September 30, 2013 and October 1, 2013, respectively, have been classified within Discontinued Operations in our Consolidated Statements of Operations for the year ended December 31, 2013. The operations of these entities in the corresponding years ended December 31, 2012 and 2011 have been reclassified into Discontinued Operations for comparative purposes to conform to the current year presentation. In addition, the assets and liabilities of CustomCD and DRES in the December 31, 2012 Consolidated Balance Sheet have been reclassified and separately presented as current assets and current liabilities of discontinued operations.

        Through December 31, 2012, we reported payment processing fees, chargebacks, and directly related personnel expenses within the "Sales and marketing" and "General and administrative" line items. We have reclassified these expenses to the "Direct cost of services" line as these costs are associated directly with services rendered. For the years ended December 31, 2012 and 2011, excluding amounts related to CustomCD and DRES which have been reclassified to discontinued operations, we have reclassified $55.5 million and $49.0 million, respectively, previously reported as "Sales and marketing" and $2.0 million and $2.1 million, respectively, previously reported as "General and administrative" to "Direct cost of services". The reclassifications did not have an effect on reported consolidated net income (loss).

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013 and 2012

2. NET INCOME PER SHARE

        The following table summarizes the computation of basic and diluted net income per share (in thousands, except per share data):

	For the Years Ended December 31,
	2013	2012	2011
Income (loss) from continuing operations per share—basic
Income (loss) from continuing operations—basic	$(18,529)	$(183,638)	$23,714
Weighted average shares outstanding—basic	32,065	33,224	36,778

Income (loss) from continuing operations per share—basic	$(0.58)	$(5.53)	$0.65

Income (loss) from continuing operations per share—diluted
Income (loss) from continuing operations—basic	$(18,529)	$(183,638)	$23,714
Exclude: Interest expense and amortized financing cost of convertible senior notes, net of tax benefit	—	—	78

Income (loss) from continuing operations—diluted	$(18,529)	$(183,638)	$23,792

Weighted average shares outstanding—basic	32,065	33,224	36,778
Dilutive impact of non-vested stock and options outstanding	—	—	532
Dilutive impact of 2004 senior convertible notes	—	—	200

Weighted average shares outstanding—diluted	32,065	33,224	37,510

Income (loss) from continuing operations per share—diluted	$(0.58)	$(5.53)	$0.63

        For the year ended December 31, 2013 and 2012, 479,236 and 308,825 incremental shares, respectively, related to dilutive securities were not included in the diluted net income (loss) per share calculation because the Company reported a loss for this year. Incremental shares related to dilutive securities have an anti-dilutive impact on net income (loss) per share when a net loss is reported and therefore are not included in the calculation.

        Options to purchase 527,815, 1,438,511and 1,289,765 shares for 2013, 2012 and 2011, respectively, were not included in the computation of diluted net income (loss) per share, because their effect on diluted net income (loss) per share would have been anti-dilutive.

        The unissued shares underlying our 2004 senior convertible notes, 199,828 weighted average shares for 2013 and 2012 were excluded for the purposes of calculating GAAP diluted net income (loss) per share, because their effect on diluted net income (loss) per share would have been anti-dilutive. The unissued shares underlying our 2010 senior convertible notes, 6,057,747 weighted average shares for 2013, 6,986,627 weighted average shares for 2012, 7,022,077 weighted average shares for 2011, were excluded for the purposes of calculating GAAP diluted net income (loss) per share, because their effect on diluted net income per share would have been anti-dilutive.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013 and 2012

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

        The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The Company's policy is to recognize transfers between levels of the fair value hierarchy at the end of the quarter. There have been no transfers of assets between levels of the hierarchy in 2013 or 2012.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013 and 2012

3. FAIR VALUE MEASUREMENTS (Continued)

        The following table sets forth by level within the fair value hierarchy our financial assets that were accounted for at fair value on a recurring basis at December 31, 2013 and 2012, (in thousands):

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Balance as of December 31, 2013
Cash and cash equivalents	$483,868	$483,868	$—	$—
Restricted cash	3,560	3,560	—	—
Commercial Paper	9,992	9,992	—	—
U.S. government sponsored entities	4,000	—	4,000	—
Corporate bonds	101,660	101,660	—	—
Market basis equity investments	3,549	3,549	—	—
Auction rate securities	41,993	—	—	41,993

Total assets measured at fair value	$648,622	$602,629	$4,000	$41,993

Balance as of December 31, 2012
Cash and cash equivalents	$542,851	$542,851	$—	$—
Restricted cash	351	351	—	—
U.S. government sponsored entities	28,110	—	28,110	—
Corporate bonds	128,622	128,622	—	—
Asset backed securities	6,062	—	6,062	—
Market basis equity investments	1,694	1,694	—	—
Auction rate securities	37,001	—	—	37,001

Total assets measured at fair value	$744,691	$673,518	$34,172	$37,001

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013 and 2012

3. FAIR VALUE MEASUREMENTS (Continued)

        The following is a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3 inputs) (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Auction rate securities
Balance as of December 31, 2010	$83,678
Total unrealized gains (losses) included in other comprehensive income	735
Settlements	(19,075)

Balance as of December 31, 2011	$65,338
Total unrealized gains (losses) included in other comprehensive income	(2,637)
Settlements	(25,700)

Balance as of December 31, 2012	$37,001
Total unrealized gains (losses) included in other comprehensive income	5,092
Settlements	(100)

Balance as of December 31, 2013	$41,993

        The following methods and assumptions were used to estimate the fair value of each class of financial instrument. There have been no changes in the valuation techniques used by the Company to fair value our financial instruments:

        Cash and Cash equivalents.    Consist of cash on hand in bank deposits, highly liquid investments and money market accounts. The fair value was measured using quoted market prices and is classified as Level 1. The carrying amount approximates fair value.

        Restricted Cash.    Consist of cash and cash equivalents that are held in escrow accounts and restricted by agreements with third parties for a particular purpose. The carrying amount approximates fair value and is classified as Level 1.

        Commercial Paper.    Consist of primarily high grade commercial paper. The fair value of these investments was measured using quoted market prices and is classified as Level 1. The contractual maturities of these investments are within one year.

        U.S government sponsored entities.    Consist of Fannie Mae, Freddie Mac and Federal Home Loan Bank investment grade bonds that are traded in less active markets than Level 1 investments. The fair value of these bonds is classified as Level 2. The contractual maturities of these investments are within three years.

        Corporate Bonds.    Consist of investment grade corporate bonds that trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. The fair value of

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013 and 2012

3. FAIR VALUE MEASUREMENTS (Continued)

these bonds was measured using quoted market prices and is classified as Level 1. The contractual maturities of these investments are within two years.

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

Auction Rate Securities

        As of December 31, 2013, we held $45.7 million of auction rate securities (ARS) at par value which we have recorded at $42.0 million fair value. As of December 31, 2012, we held $45.8 million of ARS at par value which we have recorded at $37.0 million fair value. The ARS are 106 - 138% over-collateralized and the underlying student loans are guaranteed by the U.S. government. Almost all of these securities continue to fail at auction due to continued illiquid market conditions.

        Due to the illiquid market conditions, the fair value of our ARS is $3.7 million (8.2%) less than par value as of December 31, 2013. This reduction from par value is considered temporary and is recorded in "Accumulated other comprehensive income (loss)". The temporary reduction from par value recorded in "Accumulated other comprehensive income (loss)" was $8.8 million (19.3%) as of December 31, 2012. Unrealized gains on our ARS of $5.1 million in 2013, unrealized losses of $2.6 million in 2012, and unrealized gains of $0.7 million in 2011 are recorded in "Unrealized gain (loss) on investments" in our Consolidated Statements of Comprehensive Income (Loss).

        In evaluating our ARS portfolio, we note sustained performance of our securities, strong parity levels, observed market redemption activity, continued receipt of interest and penalty payments, and an increase in fair value at December 31, 2013 compared to December 31, 2012. As we expect to receive all contractual cash flows, we do not believe the unrealized losses to be credit related. We continue to believe that we will be able to liquidate at par over time. We also anticipate we will have sufficient cash flow from operations to execute our business strategy and fund our operational needs. We do not intend to sell, or believe we will be required to sell, these investments prior to recovery of their amortized cost basis. Accordingly, we have treated the fair value decline as temporary.

        The discounted cash flow model we used to value these securities included the following assumptions:

	December 31, 2013	December 31, 2012
Redemption period (in years)	7.0	7.0
Credit ratings	BB+ to AAA	BB+ to AAA
Penalty coupon rate	1.0% to 1.5%	1.0% to 1.5%
Weighted average annualized yield	1.6%	1.5%
Risk adjusted discount rate	4.7% to 7.8%	3.5% to 12.3%

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013 and 2012

3. FAIR VALUE MEASUREMENTS (Continued)

        Management makes estimates and assumptions about the ARS, which can be sensitive to changes and effect the determination of fair value. An increase in the length of redemption period or an increase in the discount rate assumption would decrease our fair value. Also, a decrease in the securities' credit ratings would decrease our fair value.

        The portfolio had a weighted average maturity of 29.8 years and 30.8 years as of December 31, 2013 and December 31, 2012, respectively.

        We classify our ARS as Level 3 long-term investments until we receive a call or partial call on the securities. As of December 31, 2013 and December 31, 2012, our entire ARS portfolio was classified as Level 3 long-term investments. In 2013, we liquidated $0.1 million of ARS due to a partial call at par. In 2012, we liquidated $25.7 million of ARS due to full or partial calls at par. The amount of Level 3 assets as a percentage of total assets measured at fair value on a recurring basis was 6.5% and 5.0% in 2013 and 2012, respectively.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

        Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances like evidence of impairment. In 2013 and 2012, other than the impairment discussed in Note 5—Goodwill and Intangible Assets, we had no significant fair value adjustments of assets or liabilities on a nonrecurring basis subsequent to their initial recognition. The inputs used in the goodwill impairment fair value calculations fall within Level 3 inputs due to the significant unobservable inputs used to determine fair value.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013 and 2012

4. INVESTMENTS

        As of December 31, 2013 and 2012, our available-for-sale securities consisted of the following (in thousands):

			Gross Unrealized Losses			Maturities/Reset Dates
	Cost	Gross Unrealized Gains	Less than 12 Months	Greater than 12 Months	Fair Value	Less than 12 Months	Greater than 12 Months
Balance as of December 31, 2013
Commercial paper	$9,992	$—	$—	$—	$9,992	$9,992	$—
U.S. government sponsored entities	4,000	—	—	—	4,000	—	4,000
Corporate bonds	101,400	281	(21)	—	101,660	58,280	43,380
Market basis equity investments	1,668	1,881	—	—	3,549	—	3,549
Auction Rate Securities	45,725	—	—	(3,732)	41,993	—	41,993

Total available-for-sale securities	$162,785	$2,162	$(21)	$(3,732)	$161,194	$68,272	$92,922

Balance as of December 31, 2012
U.S. government sponsored entities	$28,103	$7	$—	$—	$28,110	$28,110	$—
Corporate bonds	128,035	587	—	—	128,622	51,094	77,528
Asset backed securities	6,058	4	—	—	6,062	6,062	—
Market basis equity investments	1,694	—	—	—	1,694	—	1,694
Auction Rate Securities	45,825	—	—	(8,824)	37,001	—	37,001

Total available-for-sale securities	$209,715	$598	$—	$(8,824)	$201,489	$85,266	$116,223

        We consider the fair value decline of our investments in corporate bonds and ARS to be temporary, as we do not intend to sell the investments and it is not likely that we will be required to sell the investments before recovery of their amortized cost basis. See Note 3—Fair Value Measurements, for further discussion regarding the fair value of ARS. Temporary unrealized gains and losses on available for sale securities are recorded in "Accumulated other comprehensive income (loss)".

        Realized gains or losses on investments are recorded in our Consolidated Statements of Operations within "Other income (expense), net". Upon the sale of a security classified as available for sale, the amount reclassified out of "Accumulated other comprehensive income (loss)" into earnings is based on the specific identification method.

        As of December 31, 2013 and 2012, our cost method equity investments were $10.5 million and $33.0 million, respectively, and are included under "Long-term investments" in our Consolidated Balance Sheets. During the first quarter of 2013, we sold a cost method equity investment to a third party and recorded a gain of $11.1 million. During the second quarter of 2013, we received additional funds based on our sales agreement and as a result we recorded a gain of $6.5 million. In 2012 we recorded a $3.2 million gain due to a call option that was executed for cash on the same cost method

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013 and 2012

4. INVESTMENTS (Continued)

investment. All gains related to this cost basis investment are recorded in the line item "Other income (expense), net" in our Consolidated Statements of Operations. Based on future events, we may receive up to $3.1 million of additional sale proceeds. We have concluded that these additional funds represent contingent gains and have not accounted for them in our consolidated financial statements in accordance with U.S. GAAP. We have not estimated the fair value of our one remaining cost method equity investment as of December 31, 2013 as we are not aware of any facts or circumstances that would indicate a decline in the fair value of this investment below its carrying value.

5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

        We complete our goodwill impairment analysis annually as of October 1, or more frequently if events or circumstances occur that would more likely than not reduce the fair value of our single reporting unit below its carrying amount. In conducting our impairment analysis, we first assess qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying amount, including goodwill. If after assessing all relevant qualitative factors, we determine that it is more likely than not that the fair value of our single reporting unit is less than its carrying amount, a blended income and market approach is then used to determine the fair value of our sole reporting unit and any applicable impairment charge. The application of goodwill impairment tests is a level 3 fair value measurement and requires management judgment for many of the inputs. Key assumptions included in the impairment test include our revenue growth rate, discount rate, and estimates of our future cash flows. Changes in these estimates could result in additional impairment of goodwill in a future period. Any impairment charges reflect our view of anticipated risks based on our expectations of market and general economic conditions.

        In December 2012, due to the deterioration in our stock price in the second half of 2012, adjustments in our forecasted revenue growth and change in our chief operating decision maker, management determined that a triggering event for potential goodwill impairment had occurred. As such, management completed an interim impairment test utilizing the blended income and market approach, and the key assumptions described in the preceding paragraph, and determined that the carrying value of the Company was in excess of fair value and a goodwill impairment was required. In the fourth quarter 2012, we recorded a preliminary non-cash pretax goodwill impairment charge of $175.2 million. A $14.1 million tax benefit was recorded as a result of the impairment charge.

        During the first quarter of 2013, we completed our goodwill impairment analysis and recorded an additional non-cash pretax goodwill impairment charge of $21.2 million relating to our single reporting unit. The tax benefit was offset by our current period tax valuation allowance.

        Based on our qualitative analysis performed as of October 1, 2013, we determined that it was more likely than not that the fair value of our single reporting unit is in excess of its carrying amount. The primary evidence utilized in reaching this conclusion was our market capitalization, which increased significantly since the goodwill impairment identified during 2012. A significant decrease in our market capitalization, or significant changes in quantitative or other qualitative factors, could lead to a future impairment. As of October 1, 2013, and through December 31, 2013, the goodwill in our single reporting unit is not considered to be at risk of impairment.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013 and 2012

5. GOODWILL AND INTANGIBLE ASSETS (Continued)

        During the third quarter of 2013, we allocated $0.3 million of goodwill from our single reporting unit to CustomCD and DRES, which were written-off and included in the computation of the loss on disposal of discontinued businesses as of the year ended December 31, 2013. See Note 15—Discontinued Operations, for further discussion of the sales of CustomCD and DRES.

        Goodwill impairment charges are included as a separate operating expense line item, "Goodwill impairment" within Continuing Operations in our Consolidated Statements of Operations.

        The changes in the net carrying amount of goodwill for the years ended December 31, 2013 and 2012 are as follows (in thousands):

	Carrying Amount Gross	Accumulated Impairment	Carrying Amount Net
Balance as of December 31, 2011	$281,858	$—	$281,858
Disposal of goodwill	(254)	—	(254)
Impairment losses	—	(175,241)	(175,241)
Adjustments from foreign currency translation	2,597	—	2,597

Balance as of December 31, 2012	$284,201	$(175,241)	$108,960
Goodwill from acquisitions	54,447	—	54,447
Disposal of goodwill	(260)	—	(260)
Impairment losses	—	(21,249)	(21,249)
Adjustments from foreign currency translation	(2,580)	—	(2,580)

Balance as of December 31, 2013	$335,808	$(196,490)	$139,318

Intangible Assets

        All intangible assets are definite lived and are amortized over their useful lives. Useful lives are based on our estimates of the period of time over which the assets will generate revenue or benefit our business. We review assets with definite lives for impairment whenever events or changes in circumstances indicate that the value we are carrying on our financial statements for an asset may not be recoverable. During 2012, we impaired $0.2 million of intangibles due to the discontinued use of a trade name associated with an acquired product. During 2011, due to changes in our business strategy, a $9.4 million impairment was recorded to reduce the book carrying values of certain customer relationship, trade name, technology, and non-compete agreement intangibles. The fair values for these intangible assets were determined using the income approach. The application of intangible impairment tests is a level 3 fair value measurement and requires management judgment for many of the inputs. Impairments are recorded in "Amortization of acquisition-related intangibles" on the Consolidated

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013 and 2012

5. GOODWILL AND INTANGIBLE ASSETS (Continued)

Statements of Operations. Information regarding our other intangible assets is as follows (in thousands):

	As of December 31, 2013
	Carrying Amount Gross	Accumulated Amortization	Carrying Amount Net
Customer relationships	$68,754	$45,113	$23,641
Non-compete agreements	4,289	4,289	—
Technology/tradename	44,039	38,463	5,576

Total	$117,082	$87,865	$29,217

	As of December 31, 2012
	Carrying Amount Gross	Accumulated Amortization	Carrying Amount Net
Customer relationships	$55,808	$47,358	$8,450
Non-compete agreements	5,102	5,102	—
Technology/tradename	29,565	26,297	3,268

Total	$90,475	$78,757	$11,718

        Amortization expense from continuing operations was $8.5 million, $4.7 million and $6.3 million, for the years ended 2013, 2012 and 2011, respectively.

        Estimated amortization expense for the remaining life of the intangible assets, based on intangible assets as of December 31, 2013, is as follows (in thousands):

Year
2014	$8,394
2015	7,852
2016	6,912
2017	6,059

Total	$29,217

6. STOCK-BASED COMPENSATION

Equity Incentive Plans

2007 Plan

        Our stockholders approved the Digital River, Inc. 2007 Equity Incentive Plan (the "2007 Plan") at the Company's annual stockholder meeting held on May 31, 2007. The number of shares issuable under the 2007 Plan equals 7,450,000 shares of our common stock. In addition, shares not issued under the 1998 Plan shall become available for issuance under the 2007 Plan to the extent a stock option or other stock award under the 1998 Plan expires or terminates before shares of common stock are issued under the award. Under our 2007 Equity Incentive Plan we have the flexibility to grant incentive and

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013 and 2012

6. STOCK-BASED COMPENSATION (Continued)

non-statutory stock options, restricted stock awards, restricted stock unit awards and performance shares to our directors, employees, and consultants. There were 2,307,809 shares reserved under the plan as of December 31, 2013.

1998 Plan

        The 1998 Equity Incentive Plan expired in June 2008 except as to options still outstanding under the plan.

Stock Option Awards

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

        There were no stock options granted in 2013, 2012 or 2011.

        A summary of the changes in outstanding options is as follows:

	Options Outstanding	Weighted Average Exercise Price Per Share
Balance, December 31, 2010	1,936,963	$33.53
Exercised	(19,359)	18.80
Canceled/expired	(95,712)	40.71

Balance, December 31, 2011	1,821,892	$33.31
Exercised	(121,467)	12.90
Canceled/expired	(140,228)	33.48

Balance, December 31, 2012	1,560,197	$34.89
Exercised	(121,524)	10.47
Canceled/expired	(910,858)	36.78

Balance, December 31, 2013	527,815	$37.24

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013 and 2012

6. STOCK-BASED COMPENSATION (Continued)

        The following table summarizes significant ranges of outstanding and exercisable options under our 1998 Plan and 2007 Plan as of December 31, 2013:

	Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Life Remaining	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$22.98 - $30.69	179,087	1.3 years	28.14	—	179,087	28.14	—
31.84 - 38.17	178,774	4.1 years	32.07	—	178,774	32.07	—
40.10 - 57.36	169,954	3.1 years	52.26	—	169,954	52.26	—

$22.98 - $57.36	527,815	2.8 years	$37.24	$—	527,815	$37.24	$—

        There is no aggregate intrinsic value for options outstanding and exercisable at December 31, 2013, as the exercise price for all options exceeds the Company's closing stock price of $18.47 as of December 31, 2013. The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 were $0.4 million, $0.3 million and $0.3 million, respectively, determined as of the date of exercise. The weighted average life remaining on exercisable options is 2.8 years.

Restricted and Performance Stock

        Restricted stock awards are subject to forfeiture if employment terminates prior to the release of the restrictions. Performance based awards (performance shares) are subject to forfeiture if employment terminates prior to the release of the restrictions or if established performance goals are not met. Awards typically vest over 3 to 4 years. A summary of the changes in restricted stock and performance shares under our 1998 Plan and 2007 Plan as of December 31, 2013, is as follows:

	Restricted Stock and Performance Shares	Weighted Average Fair Value
Non-Vested Balance, December 31, 2010	1,955,508	$27.50
Granted	1,014,150	32.51
Vested	(573,443)	28.23
Forfeited	(249,203)	28.95

Non-Vested Balance, December 31, 2011	2,147,012	$29.50
Granted	1,746,350	17.45
Vested	(924,169)	28.99
Forfeited	(379,421)	25.82

Non-Vested Balance, December 31, 2012	2,589,772	$22.10
Granted	1,873,245	14.79
Vested	(1,030,989)	23.02
Forfeited	(787,014)	18.98

Non-Vested Balance, December 31, 2013	2,645,014	$17.49

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013 and 2012

6. STOCK-BASED COMPENSATION (Continued)

Employee Stock Purchase Plan

        We also sponsor an employee stock purchase plan under which 2,200,000 shares have been reserved for purchase by employees. The purchase price of the shares under the plan is the lesser of 85% of the fair market value on the first or last day of the offering period. Offering periods are currently every six months ending on June 30 and December 31. Employees may designate up to ten percent of their compensation for the purchase of shares under the plan. Total shares purchased by employees under the plan were 163,657, 204,241 and 140,910 in the years ended December 31, 2013, 2012 and 2011, respectively. There were 630,583 shares still reserved under the plan as of December 31, 2013.

Inducement Equity Incentive Plan

        Effective on December 14, 2005, we adopted an Inducement Equity Incentive Plan (the "Inducement Plan"). No awards have been granted under this plan since 2007. There were 34,858 shares still reserved under the plan as of December 31, 2013.

Expense Information

        The following table summarizes stock-based compensation expense, net of tax, related to employee stock options, awards and employee stock purchases recognized (in thousands):

	Year Ended December 31,
	2013	2012	2011
Costs and expenses
Direct cost of services	$158	$184	$269
Network and infrastructure	1,453	1,576	1,310
Sales and marketing	6,731	8,284	8,115
Product research and development	3,409	3,685	3,099
General and administrative	8,817	15,788	9,321

Stock-based compensation included in costs and expenses	20,568	29,517	22,114
Tax benefit	—	—	(7,942)

Stock-based compensation expense, net of tax	$20,568	$29,517	$14,172

        At December 31, 2013, there was no unrecognized stock-based compensation expense related to unvested stock option awards as all outstanding option awards are fully vested. At December 31, 2013, there was approximately $26.4 million of total unrecognized stock-based compensation expense, adjusted for estimated forfeitures, related to unvested restricted stock and performance share awards that we expect to recognize over a weighted-average period of 2.4 years.

Valuation Information

        During the year ended December 31, 2013, we estimated the fair value of stock-based compensation expense associated with our performance share units with a market condition on the date

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013 and 2012

6. STOCK-BASED COMPENSATION (Continued)

of grant using the Monte Carlo valuation model with the following weighted average assumptions. No performance share units with a market condition were granted in 2012 or 2011.

2013
Risk-free interest rate	0.4%
Expected life (years)	2.8
Volatility factor	49%
Expected dividends	—
Weighted average grant date fair value per share	$14.22

        During the years ended December 31, 2013, 2012 and 2011, we estimated the fair value of stock-based compensation expense associated with our employee stock purchase plans on the date of grant using the Black-Scholes option pricing valuation model with the following weighted average assumptions:

	2013	2012	2011
Risk-free interest rate	0.1%	0.1%	0.1%
Expected life (years)	0.5	0.5	0.5
Volatility factor	38%	53%	36%
Expected dividends	—	—	—
Weighted average fair value of employee stock purchase plan shares	$4.14	$4.68	$8.38

7. INCOME TAXES

        The components of pretax income from continuing operations are as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
United States	$(30,085)	$(88,571)	$(1,740)
International	10,648	(75,864)	27,730

Income (loss) before income taxes	$(19,437)	$(164,435)	$25,990

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013 and 2012

7. INCOME TAXES (Continued)

        The provision (benefit) for income taxes from continuing operations is composed of the following (in thousands):

	Year ended December 31,
	2013	2012	2011
Current tax expense (benefit):
United States federal	$—	$—	$(1,904)
State and local	137	—	(120)
International	1,745	921	4,326

Total current provision (benefit) for income taxes	1,882	921	2,302
Deferred tax expense (benefit):
United States federal	883	17,615	(93)
State and local	55	1,107	(6)
International	(3,728)	(440)	73

Total deferred provision (benefit) for income taxes	(2,790)	18,282	(26)

Income tax expense (benefit)	$(908)	$19,203	$2,276

        For the years ended December 31, 2013 and 2012, our tax expense related to discontinued operations was $2.5 million and $9.6 million, respectively. For the year ended December 31, 2011, our tax benefit related to discontinued operations was $3.8 million.

        The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the U.S. federal statutory rate of 35% to pretax income from continuing operations (in thousands):

	Year ended December 31,
	2013	2012	2011
Tax expense at statutory rate	$(6,803)	$(57,552)	$9,096
State taxes, net of federal benefit	126	(591)	(96)
International rate differential	(2,047)	(4,593)	(8,589)
Tax credits	(1,041)	(117)	(660)
Nondeductible expense and other	2,170	306	1,836
Goodwill impairment	5,823	48,285	—
Valuation allowance (release)	895	33,301	(84)
Adjustment for unrecognized tax benefits	(31)	164	773

Income tax expense (benefit)	$(908)	$19,203	$2,276

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013 and 2012

7. INCOME TAXES (Continued)

        Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred income taxes are as follows (in thousands):

	2013	2012
Deferred tax assets:
Net operating loss and credit carryforwards	$14,875	$15,306
Nondeductible reserves and accruals	43,795	27,482
Depreciation and amortization	756	2,675
Valuation allowance	(53,820)	(37,860)

Total deferred tax assets	5,606	7,603

Deferred tax liabilities:
Depreciation	(8,475)	(6,018)
Other intangibles	(4,367)	(1,770)
Gain on investment	—	(1,144)

Total deferred tax liabilities	(12,842)	(8,932)

Net deferred tax liabilities	$(7,236)	$(1,329)

        As of December 31, 2013, we had U.S. federal tax loss carryforwards of approximately $13.1 million and state tax loss carryforwards of $50.4 million to offset future taxable income. The tax losses consist of U.S. federal net operating losses of $10.9 million and acquired U.S. federal net operating losses of $2.2 million, as well as, state net operating losses of $23.8 million and acquired state net operating losses of $26.6 million. The U.S. federal tax loss carryforwards expire in the years 2025 through 2033, while the state tax loss carryforwards expire in the years 2014 through 2033. As of December 31, 2013, we also had foreign tax loss carryforwards of approximately $10.8 million. The foreign loss carryforwards do not expire under current law.

        On a quarterly basis, we assess whether a valuation allowance for net operating loss carryforwards and other deferred tax assets is needed. Beginning in the fourth quarter of 2012, we determined that it was necessary to place a valuation allowance against our net U.S. tax assets and a portion of our foreign tax assets. At December 31, 2013 and 2012, the Company had a valuation allowance on approximately $8.1 million and $11.3 million, respectively, of U.S. deferred tax assets related to operating losses, $17.6 million and $1.0 million, respectively, related to U.S. capital loss carryforwards and $22.0 million and $33.5 million, respectively, of deferred tax assets related to other U.S. tax attributes. At December 31, 2013 and 2012, we also have a valuation allowance on our foreign net operating loss assets of approximately $2.2 million and $2.3 million, respectively. Any future release of this valuation allowance will reduce expense.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013 and 2012

7. INCOME TAXES (Continued)

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of December 31, 2010	$10,026
Increases for tax positions taken during current year	252
Increases for tax positions taken during prior years	2,843
Decreases for tax positions taken during prior years	(842)
Decreases for expiration of statute of limitations	(1,385)
Decreases as a result of settlements with taxing authorities	(225)

Balance as of December 31, 2011	$10,669
Increases for tax positions taken during current year	132
Increases for tax positions taken during prior years	731
Decreases for tax positions taken during prior years	(20)
Decreases for expiration of statute of limitations	(301)

Balance as of December 31, 2012	$11,211
Increases for tax positions taken during current year	223
Increases for tax positions taken during prior years	146
Decreases for tax positions taken during prior years	(126)
Decreases for expiration of statute of limitations	(1,010)

Balance as of December 31, 2013	$10,444

        Of the $10.4 million of unrecognized tax benefits, $9.7 million would affect our effective tax rate if recognized. We recognize interest and penalties related to uncertain tax positions in income tax expense. We had approximately $1.5 million and $0.9 million of accrued interest and penalties related to uncertain tax positions at December 31, 2013 and 2012, respectively. Interest on unrecognized tax benefits was $0.6 million, $0.4 million, and $0.1 million in years 2013, 2012, and 2011.

        The Company and its subsidiaries file income tax returns in U.S. federal and various state jurisdictions, and foreign jurisdictions. The tax years 2006 through 2012 remain open to examination by most of the major taxing jurisdictions to which we are subject. During 2011, the IRS completed an examination of the Company's 2009 U.S. tax return. Due to the potential resolution of examinations currently being performed by taxing authorities, and the expiration of various statutes of limitation, it is reasonably possible that our gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $8.9 million. Beyond this estimate, it is not practical to determine the timing of any cash flows related to these uncertain tax positions.

        We have not provided U.S. income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries as of December 31, 2013 because we intend to permanently reinvest such earnings outside the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability may be reduced by any foreign income taxes previously paid on these earnings. As of December 31, 2013, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $117.2 million. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013 and 2012

8. COMMITMENTS AND CONTINGENCIES

Leases

        We currently have 40 facility leases in addition to leasing certain computer equipment under non-cancelable operating leases. Total rent expense, including common area maintenance charges, recognized under all leases was $10.5 million, $9.5 million and $8.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. We did not incur contingent or sublease rental expense in 2013, 2012 or 2011. The minimum annual rent payments under long-term leases at December 31, 2013, were as follows (in thousands):

Year ending December 31,	Lease Obligations
2014	$8,421
2015	4,768
2016	4,266
2017	3,831
2018	4,107
Thereafter	11,549

Total future minimum obligations	$36,942

        Our headquarters in Minnetonka, MN is under a ten year operating lease which commenced in the second quarter of 2011. We have a right to renew the term for a single five year period subsequent to the original term. Significant provisions of the lease include a rent holiday for the first eighteen months of occupancy, subsequent rent escalations and leasehold improvement allowances. The rent holiday and escalations are amortized over the life of the agreement. Leasehold improvement allowances are classified as a reduction to rent and are recorded as a part of property and equipment, net, with amortization recorded over the life of the lease.

Litigation

        DDR Holdings, LLC (DDR) brought a claim against us and several other defendants regarding U.S. Patents Nos. 6,629,135 ("the '135 patent"), 6,993,572 ("the '572 patent"), and 7,818,399 ("the '399 Patent"), which are owned by DDR. These patents claim e-commerce outsourcing systems and methods relating to the provision of outsourced e-commerce support pages having a common look and feel with a host's website. The case was filed in the U.S. District Court for the Eastern District of Texas on January 31, 2006 seeking injunctive relief, declaratory relief, damages and attorneys' fees. We denied infringement of any valid claim of the patents-in-suit, and asserted counter-claims seeking a judicial declaration that the patents are invalid and not infringed. After a delay due to DDR's request for re-examination of the '135 and '572 patents, Digital River and DDR concluded discovery and pre-trial depositions in August 2012. In pre-trial motions, DDR dropped its claims against Digital River with respect to the '135 and '399 patent. On October 12, 2012, the jury found in favor of the plaintiff on the infringement claim in connection with the '572 patent and awarded damages of $0.8 million (versus plaintiff's demand of $10.2 million). On June 20, 2013, the court denied Digital River's post-trial motions and entered judgment in the amount of $1.1 million (which amount includes pre-judgment interest), plus costs and post-judgment interest. Digital River has appealed. During the third quarter of 2012, initial full settlement of the awarded damages (exclusive of interest which may be awarded by the

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013 and 2012

8. COMMITMENTS AND CONTINGENCIES (Continued)

court) was accrued for on the "Other accrued liabilities" line of the Consolidated Balance Sheets and the "General and administrative" line of the Consolidated Statements of Operations. The accrued amount was adjusted to $1.1 million during the second quarter of 2013 to reflect the award of pre-judgment interest. In addition, on August 20, 2013, DDR filed a second lawsuit against DR, alleging both additional infringement of the '572 patent as well as a newly issued continuation patent, Patent No. 8,515,825 issued on August 20, 2013 ("the '825 patent"). While we intend to vigorously defend this matter, we cannot predict the timing or ultimate outcome, nor estimate a range of loss, if any, for this matter.

        We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the final outcome of these matters is currently not determinable, we believe there is no ordinary course litigation pending against us that is likely to have, individually or in the aggregate, a material effect on our consolidated financial position, results of operations, stockholders' equity or cash flows. Because of the uncertainty inherent in litigation, it is possible that unfavorable resolutions of these lawsuits, proceedings and claims could exceed the amount we have currently reserved for these matters.

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

        Third parties have from time-to-time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We have been notified of several potential patent disputes, and expect that we will increasingly be subject to patent infringement claims as our services expand in scope and complexity. We have in the past been forced to litigate such claims. We may also become more vulnerable to third-party claims as laws, such as those related to privacy and online commerce, the Digital Millennium Copyright Act, the Lanham Act and the Communications Decency Act are enacted by legislatures and interpreted by the courts, and as we expand geographically into jurisdictions where the underlying laws with respect to the potential liability of online intermediaries like ourselves are either unclear or less favorable. These claims, whether meritorious or not, could be time consuming and costly to resolve, cause service upgrade delays, require expensive changes in our methods of doing business, or could require us to pay damages or enter into costly royalty or licensing agreements.

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

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013 and 2012

8. COMMITMENTS AND CONTINGENCIES (Continued)

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

Commitments and Guarantees

        At certain times, we enter into agreements where a letter of credit is required to ensure payment of future obligations by counterparties, such as our credit card processors and international taxing jurisdictions. Upon withdrawal, we are obligated to fund the executor bank on demand. We have not set aside specific funds to cover this potential obligation as we can generally recover these costs from our clients. If drawn upon, we expect to fund this commitment with cash and cash equivalents. There were $0.6 million and $3.6 million in undrawn letters of credit at December 31, 2013, and 2012, respectively.

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

        In 2013, we repurchased $5.4 million of the 2010 Notes in the open market at an average price of 98.8% of par. In 2013, the net loss on extinguishment of debt, which is net of the gain on sale and the write-off of debt issuance costs, was immaterial. In 2012, we repurchased $43.9 million of the 2010 Notes in the open market at an average price of 98.5% of par. In 2012, the loss on extinguishment of debt was $0.1 million, which is net of the gain on sale and the write-off of debt issuance costs. Notes repurchased are deemed to be extinguished for accounting purposes.

        Holders have the right to convert some or all of the 2010 Notes at any time prior to the maturity date into shares of our common stock at the initial conversion rate of 20.3537 shares per $1,000 in principal amount of the 2010 Notes, which is equal to an initial conversion price of approximately $49.13 per share. At the initial conversion rate, assuming the conversion of all remaining $295.8 million in aggregate principal amount, the 2010 Notes may be converted into approximately 6,019,607 shares of our common stock. We will adjust the conversion price if certain events occur on or before November 1, 2015, as specified in the related indenture.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013 and 2012

9. DEBT (Continued)

        At any time on or after November 1, 2015, and prior to the maturity date, we may redeem for cash some or all of the 2010 Notes at a redemption price equal to the principal amount of the 2010 Notes to be redeemed, plus accrued and unpaid interest up to, but excluding, the redemption date.

        Holders have the right to require us to repurchase some or all of their 2010 Notes for cash on each of November 1, 2015, November 1, 2020 and November 1, 2025, at a repurchase price equal to the principal amount of the 2010 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the relevant repurchase date. If we undergo certain types of fundamental changes prior to the maturity date, holders of the 2010 Notes will have the right, at their option, to require us to repurchase some or all of their 2010 Notes at a repurchase price equal to the principal amount of the 2010 Notes being repurchased, plus accrued and unpaid interest up to, but excluding, the repurchase date.

        As of December 31, 2013 and 2012, the fair value of our $295.8 million and $301.1 million 2010 senior convertible notes was valued at $298.3 million and $285.3 million, respectively, based on the quoted fair market values of the debt. Debt is classified as a level 3 fair value measurement. We determine fair value based on the market approach.

2004 Senior Convertible Notes

        In 2004, we sold and issued $195.0 million in aggregate principal amount of 1.25% senior convertible notes due January 1, 2024 (2004 Notes), in a private, unregistered offering. The 2004 Notes were sold at their principal amount. On January 1, 2009, the majority of the holders of the 2004 Notes exercised the option to require us to repurchase those Notes. On January 1, 2014, the majority of the remaining holders of the 2004 Notes exercised the option to require us to repurchase those Notes. Notes with an aggregate principal amount of approximately $0.1 million remain outstanding after the January 1, 2014 repurchase and are classified as non-current within "Senior convertible notes" in our Consolidated Balance sheet as of December 31, 2013. The $8.7 million of 2004 Notes that were repurchased on January 1, 2014 are classified as current in "Other current liabilities" in our Consolidated Balance Sheet as of December 31, 2013. Holders of the remaining $0.1 million outstanding 2004 Notes have the right to require us to repurchase their Notes prior to maturity on January 1, 2019.

        As of December 31, 2013 and 2012, the fair value of our $8.8 million 2004 senior convertible notes was valued at $8.9 million and $8.6 million, respectively, based on the quoted fair market values of the debt. Debt is classified as a Level 3 fair value measurement. We determine fair value based on a market approach.

        We incurred interest expense of $7.8 million, $9.0 million and $9.0 million in 2012, 2011 and 2010, respectively, related to our senior convertible notes.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013 and 2012

10. STOCKHOLDERS' EQUITY

Share Repurchase Program

        The Company's stock repurchases during 2013, 2012 and 2011, were as follows:

Year ending December 31,	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan (in millions)
2011	4,265,168	$18.70	4,265,168	$20.2
2012	1,533,132	$14.78	1,533,132	$97.6
2013	3,019,562	$16.96	3,019,562	$46.4

Total	8,817,862		8,817,862

11. EMPLOYEE BENEFIT PLAN

401K Plan

        We have a defined contribution 401(k) retirement plan for eligible employees. Employees may contribute up to 15% of their pretax compensation to the plan, with the Company providing a discretionary match of up to 50% of the total employee contribution. Amounts charged to expense related to our matching contributions were $2.4 million, $1.5 million and $1.1 million on matching percentages of 45%, 25% and 25% in 2013, 2012 and 2011, respectively.

12. SEGMENT INFORMATION

        We view our operations and manage our business as one reportable segment, providing outsourced commerce and payments solutions globally to a variety of companies. Although we differentiate our offerings in the broad categories of Commerce, Payments and Marketing Services, with the exception of revenue, the types of information and internal reports used by our chief operating decision maker to monitor performance, evaluate results of operations, allocate resources and otherwise manage the business are at a consolidated level.

        We market our products and services through our offices in the United States and our wholly-owned branches and subsidiaries operating in Australia, Austria, Brazil, Canada, China, Germany, Korea, India, Ireland, Japan, Luxembourg, Mexico, Russia, Singapore, Sweden, Taiwan and the United Kingdom. Sales to international customers accounted for 52.0%, 48.1% and 48.6% of revenue from continuing operations for 2013, 2012 and 2011, respectively. Sales are attributed to a geographic region based on the ordering location of the customer or the payment processing location, depending on the type of customer. If revenue earned in any individual country exceeds 10% of the revenue reported for the period, the country is separately listed. The remaining balance is separated between Europe and

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013 and 2012

12. SEGMENT INFORMATION (Continued)

other. Currently, no non-U.S country exceeds the 10% threshold. Summarized revenue from continuing operations information by region is outlined below (dollars in thousands).

	2013	2012	2011
United States	$187,046	$192,447	$193,467
Europe	118,852	113,163	120,494
Other	83,781	64,886	62,508

Total	$389,679	$370,496	$376,469

        Microsoft Corporation accounted for approximately 32.5%, 30.9% and 29.2% of our revenue from continuing operations in 2013, 2012 and 2011, respectively.

        Asset information by geographic area is based on the physical location of the assets. If assets in any individual country exceed 10% of the assets reported for the period, the country is separately listed. Currently, no non-U.S country exceeds the 10% threshold. The assets located in the U.S and the remaining assets located in Europe and the rest of the world are detailed in the table below (in thousands):

	2013		2012
	United States	Europe and Other	United States	Europe and Other
Total property and equipment	$163,743	$23,524	$145,820	$22,136
Accumulated depreciation	(114,965)	(18,532)	(97,155)	(17,703)

Net property and equipment	$48,778	$4,992	$48,665	$4,433

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following tables contain selected unaudited statement of operations information for each quarter of 2013 and 2012. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The results of the operations of CustomCD and DRES have been reclassified to Discontinued Operations for all periods presented. See Note 15—Discontinued Operations, for further discussion. Within the 2012 quarters, payment processing fees, chargebacks, and directly related personnel expenses have been reclassified into "Direct cost of services" to conform with 2013 presentation. See Note 1—Nature of Operations and Summary of Significant Accounting Policies, for further discussion.

        The operating results for any quarter are not necessarily indicative of results for any future period.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013 and 2012

13. QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

        Unaudited quarterly results of operations are as follows (in thousands, except per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31
2013
Revenue	$111,021	$90,163	$87,260	$101,235
Direct cost of services(1)	22,006	17,061	16,205	18,233
Network and infrastructure(1)	15,075	14,326	14,648	14,987
Income (loss) from continuing operations	(10,687)	(203)	(7,596)	(43)
Income (loss) from discontinued operations	(678)	(669)	(4,891)	120
Net income (loss)	(11,365)	(872)	(12,487)	77
Income (loss) per share—basic:
Income (loss) from continuing operations	$(0.33)	$(0.01)	$(0.24)	$0.00
Income (loss) from discontinued operations	(0.02)	(0.02)	(0.16)	0.00

Net income (loss) per share—basic	$(0.35)	$(0.03)	$(0.40)	$0.00

Income (loss) per share—diluted:
Income (loss) from continuing operations	$(0.33)	$(0.01)	$(0.24)	$0.00
Income (loss) from discontinued operations	(0.02)	(0.02)	(0.16)	0.00

Net income (loss) per share—diluted	$(0.35)	$(0.03)	$(0.40)	$0.00

	Quarter Ended
	March 31	June 30	September 30	December 31
2012
Revenue	$98,204	$87,117	$87,056	$98,119
Direct cost of services(1)	17,249	15,085	15,476	18,946
Network and infrastructure(1)	12,452	12,686	13,184	14,242
Income (loss) from continuing operations	5,184	681	(735)	(188,768)
Income (loss) from discontinued operations	(447)	(481)	1	(11,303)
Net income (loss)	4,737	200	(734)	(200,071)
Income (loss) per share—basic:
Income (loss) from continuing operations	$0.15	$0.02	$(0.02)	$(5.77)
Income (loss) from discontinued operations	(0.01)	(0.01)	0.00	(0.34)

Net income (loss) per share—basic	$0.14	$0.01	$(0.02)	$(6.11)

Income (loss) per share—diluted:
Income (loss) from continuing operations	$0.15	$0.02	$(0.02)	$(5.77)
Income (loss) from discontinued operations	(0.01)	(0.01)	0.00	(0.34)

Net income (loss) per share—diluted	$0.14	$0.01	$(0.02)	$(6.11)

(1)
Gross profit is calculated as revenue less direct cost of services and network and infrastructure expenses and excludes depreciation and amortization expense.

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013 and 2012

14. BUSINESS COMBINATIONS

Acquisition of LML Payment Systems, Inc.

        On January 10, 2013 we acquired 100% of the capital stock of LML Payment Systems, Inc., a publically held payment service provider with operations in Victoria, British Columbia in an all cash transaction valued at $3.45 per share. The aggregate purchase price was $55.8 million, net of cash acquired of $47.0 million. Acquisition and integration costs of $5.7 million and $0.8 million were expensed as incurred, and were recorded in the line item "General and administrative" in our Consolidated Statements of Operations for the year ended December 31, 2013 and 2012, respectively. LML is a leading provider of payment processing services to the Canadian small and medium sized business market. This acquisition was made to broaden our online payments services to businesses of all sizes. The goodwill arising from the transaction consists primarily of the assembled workforce and synergies expected to be gained when combining the complimentary Digital River and LML business models. None of the goodwill recognized is expected to be deductible for income tax purposes.

        LML revenue for the period starting as of the acquisition date of January 10, 2013, and ending on December 31, 2013, was $24.1 million. The legal entities acquired had a net loss for the period starting as of the acquisition date of January 10, 2013, and ending on December 31, 2013, of $0.6 million. The total legal entity losses include integration expenses of $1.4 million, but exclude any corporate allocations.

        The purchase price for the LML acquisition has been assigned to the assets acquired and liabilities assumed based on their fair value at the date of acquisition. The allocation of the purchase price is summarized in the following table (in thousands):

LML Payment Systems, Inc.
Cash and cash equivalents	$46,957
Accounts receivable	1,334
Receivable of acquisition expenses incurred on behalf of Digital River	1,068
Customer and partner relationships	23,230
Trade names	3,567
Other intangibles	1,185
Goodwill	54,447
Other assets	4,597

Total assets acquired	136,385

Other liabilities	33,585

Total liabilities assumed	33,585

Total allocation of purchase price consideration	102,800

Less: cash acquired	(46,957)

Total purchase price, net of cash acquired	$55,843

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013 and 2012

14. BUSINESS COMBINATIONS (Continued)

        For the LML acquisition, customer and partner relationships have a weighted average useful life of 5.0 years, trade names have a weighted average useful life of 5.0 years and other intangibles have a weighted average useful life of 4.8 years.

        Amortization expense of LML acquisition-related intangible assets was $5.2 million for the year ended December 31, 2013. Estimated amortization expense for the remaining life of the LML intangible assets, is as follows (in thousands):

Year
2014	$5,394
2015	5,102
2016	5,102
2017	5,102

Total	$20,700

Pro Forma Operating Results (Unaudited)

        The unaudited pro forma financial information in the table below summarizes the combined results of operations for Digital River, Inc. and LML. The consolidated financial statements include the historical operating results of each business acquired from the date of acquisition.

        The historical financial information has been adjusted to give effect to pro forma events that are directly attributable to the transaction, are factually supportable and, in the case of the pro forma results of operations, have a nonrecurring impact. For the year ended December 31, 2012, the pro forma results include adjustments primarily related to amortization of acquired intangible assets of $5.4 million, less elimination of LML historical intangible amortization expense of $0.6 million and income taxes benefit of $2.6 million. The following unaudited pro forma condensed results of operations for 2013 and 2012 have been prepared as if the LML acquisition had occurred on January 1, 2012, (in thousands):

	For the Years Ended December 31,
	2013	2012
Revenue	$390,601	$398,784
Net income (loss)	(24,355)	(194,121)

        This pro forma financial information does not purport to represent results that would actually have been obtained if the transactions had been in effect on January 1, 2012, as applicable, or any future results that may be realized.

15. DISCONTINUED OPERATIONS AND DISPOSALS

        On September 30, 2013, we sold CustomCD, Inc., which was based in Portland, Oregon in a stock sale to a former employee. We have recorded a pre-tax loss on the sale of $0.1 million within "Income (loss) from discontinued operations, net of tax" in our Consolidated Statements of Operations. The

DIGITAL RIVER, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013 and 2012

15. DISCONTINUED OPERATIONS AND DISPOSALS (Continued)

results of operations of CustomCD, including the loss on the sale, have been excluded from the results of continuing operations and are reported as discontinued operations. We continue to utilize the services of CustomCD to provide back-up CDs to our customers. Expenses totaling $1.3 million, $1.5 million and $1.6 million in 2013, 2012 and 2011, respectively, are reflected in "Direct cost of sales" related to these services.

        On October 1, 2013, we sold Digital River Education Services, Inc., which was based in Plano, Texas in a stock sale to two former employees. We have recorded a pre-tax loss on the sale of $1.8 million within "Income (loss) from discontinued operations, net of tax" in our Consolidated Statements of Operations. The results of operations of DRES, including the loss on the sale, have been excluded from the results of continuing operations and are reported as discontinued operations.

        We do not allocate interest income or interest expense to discontinued operations. The operating results of the discontinued operations included in our Consolidated Statements of Operations for the 2013, 2012 and 2011 were as follows (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Revenue	$8,043	$15,726	$21,671

Income (loss) on discontinued operations before taxes and loss on sales	(1,704)	(2,627)	(10,379)
Loss on disposal of discontinued businesses before taxes	(1,894)	—	—
Provision (benefit) for income taxes	2,520	9,603	(3,832)

Income (loss) on discontinued operations, net of tax	$(6,118)	$(12,230)	$(6,547)

        The assets and liabilities of discontinued operations for 2012 were as follows (in thousands):

For the Years Ended December 31,
2012
Current assets of discontinued operations	$7,365
Long-term assets of discontinued operations	196

Total assets of discontinued operations	$7,561

Current liabilities of discontinued operations	$5,753
Non-current liabilities of discontinued operations	—

Total liabilities of discontinued operations	$5,753

        In the fourth quarter of 2012, we sold CCNow, Inc. to Snorrason Holdings, a privately held e-commerce service provider. Proceeds from the sale totaled $0.5 million and a gain of $0.2 million was recorded in conjunction with the divestiture. The operations of CCNow and the gain on the sale are not considered to be material to our consolidated financial statements and thus are not separately disclosed within discontinued operations.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013. The term "disclosure controls and procedures" means controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation of our disclosure controls and procedures as of December 31, 2013, our Chief Executive Officer and our Chief Financial Officer concluded that as of that date, our disclosure controls were effective at the reasonable assurance level.

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

        Management has elected to exclude LML Payment Systems, Inc., which was acquired on January 10, 2013 and is included in our December 31, 2013 consolidated financial statements, from management's assessment of the effectiveness of our internal control over financial reporting for the year ended December 31, 2013 as permitted by the Securities and Exchange Commission. As of December 31, 2013, total assets attributable to LML represented approximately 4.0% of our total assets. Total revenue attributable to LML represented approximately 6.2% of net revenue for the year ended December 31, 2013.

        Management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2013, as stated in their report in which they expressed an unqualified opinion, which is included herein.

Changes in Internal Control over Financial Reporting

        There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Digital River, Inc.

        We have audited Digital River, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Digital River, Inc.'s and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        As indicated in the accompanying Management's Annual Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of LML Payment Systems, Inc., acquired by Digital River, Inc. on January 10, 2013, the results of which are included in the 2013 consolidated financial statements of Digital River, Inc. since the date of acquisition and constituted 4.0% of total assets as of December 31, 2013, and 6.2% of revenue for the year then ended. Our audit of internal control over financial reporting of Digital River, Inc. also did not include an evaluation of the internal control over financial reporting of LML Payments Systems, Inc.

        In our opinion, Digital River, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of December 31, 2013 and December 31, 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the three years in the period ended December 31, 2013, and our report dated February 27, 2014, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Minneapolis, Minnesota
February 27, 2014

ITEM 9B.    OTHER INFORMATION

        None.

PART III

        Certain information required in Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2014 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

        The information relating to directors and the Audit Committee of the Board of Directors required by this item will be contained under the captions Proposal 1. "Election of Directors" and "Board Committees and Meetings" in a definitive proxy statement involving the election of directors, by reference to the Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed within 120 days after the end of the Company's fiscal year.

        The information required by Items 405, 407(d)(4) and 407(d)(5) of Regulation S-K will be included under the captions "Section 16(a) Beneficial Ownership Reporting Compliance" and "Board Committees and Meetings" in the 2014 Proxy Statement, and that information is incorporated by reference herein.

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

Other Disclosures

        Other disclosures required by this Item will be incorporated herein by reference to the Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed within 120 days after the end of the Company's fiscal year.

ITEM 11.    EXECUTIVE COMPENSATION

        Information concerning "Executive Compensation," including information concerning "Compensation Committee Interlocks" and "Compensation Committee Report," will be incorporated herein by reference to the Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed within 120 days after the end of the Company's fiscal year.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information as to "Securities Authorized for Issuance under Equity Compensation Plans" and "Security Ownership of Certain Beneficial Owners and Management" will be incorporated herein by reference to the Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed within 120 days after the end of the Company's fiscal year.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information as to "Certain Relationships and Related Transactions," and "Director Independence" will be incorporated herein by reference to the Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed within 120 days after the end of the Company's fiscal year.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information as to principal accountant fees and services will be incorporated herein by reference to the Proxy Statement for the 2014 Annual Meeting of Shareholders to be filed within 120 days after the end of the Company's fiscal year.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Minnetonka, State of Minnesota, on February 27, 2014.

DIGITAL RIVER, INC.
By:	/s/ DAVID C. DOBSON David C. Dobson Chief Executive Officer (Principal Executive Officer)

        We, the undersigned, directors and officers of Digital River, Inc., do hereby severally constitute and appoint David C. Dobson and Stefan B. Schulz and each or any of them, our true and lawful attorneys and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DAVID C. DOBSON David C. Dobson	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2014
/s/ STEFAN B. SCHULZ Stefan B. Schulz	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 27, 2014
/s/ THOMAS F. MADISON Thomas F. Madison	Director	February 27, 2014
/s/ ALFRED F. CASTINO Alfred F. Castino	Director	February 27, 2014

Signature	Title	Date

/s/ EDMOND I. EGER III Edmond I. Eger III	Director	February 27, 2014
/s/ TIMOTHY J. PAWLENTY Timothy J. Pawlenty	Director	February 27, 2014
/s/ CHERYL F. ROSNER Cheryl F. Rosner	Director	February 27, 2014
/s/ DOUGLAS M. STEENLAND Douglas M. Steenland	Director	February 27, 2014
/s/ PERRY W. STEINER Perry W. Steiner	Director	February 27, 2014

SCHEDULE II

Digital River, Inc.

Valuation and Qualifying Accounts
For Years Ended December 31, 2013, 2012 and 2011
(in thousands)

		Additions
	Balance at Beginning of Year	Charged (Credited) to Costs and Expenses	Charged (Credited) to Other Accounts	Deductions	Balance at End of Year
2013
Allowance for doubtful accounts	$4,834	$(242)	$—	$(1,386)	$3,206
Notes receivable reserve	627	—	—	—	627
Accrued chargeback reserve	688	16,961	—	(17,317)	332
Allowance for deferred tax assets	37,860	18,825	(2,865)	—	53,820
2012
Allowance for doubtful accounts	$4,269	$2,146	$—	$(1,581)	$4,834
Notes receivable reserve	—	—	627	—	627
Accrued chargeback reserve	452	19,719	—	(19,483)	688
Allowance for deferred tax assets	3,812	33,311	737	—	37,860
2011
Allowance for doubtful accounts	$4,863	$2,967	$—	$(3,561)	$4,269
Accrued chargeback reserve	1,936	10,175	—	(11,659)	452
Allowance for deferred tax assets	816	(279)	3,275	—	3,812

INDEX TO EXHIBITS

Exhibit Number		Description of Document
3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.

3.2	(3)	Amended and Restated Bylaws of the Registrant, as currently in effect.

4.1	(4)	Specimen Stock Certificate.

4.2	(8)	Indenture dated as of June 1, 2004, between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the 2004 Note.

4.3	(16)	Indenture dated as of November 1, 2010, between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the 2010 Note.

10.1	(4)	Form of Indemnity Agreement between Registrant and each of its directors and executive officers.

10.3	(4)	Consent to Assignment and Assumption of Lease dated April 22, 1998, by and between CSM Investors, Inc., IntraNet Integration Group, Inc. and Registrant.

10.4	(2)	Assignment of Lease dated April 21, 1998, by and between Intranet Integration Group, Inc. and Registrant.

10.5	(2)	Lease Agreement dated January 18, 2000, between Property Reserve, Inc. and Registrant.

10.6	(3)	First Amendment of Lease dated January 31, 2001, to that certain Lease dated April 24, 1996, between CSM Investors, Inc. and Registrant (as assignee of Intranet Integration Group, Inc.).

10.7	(5)	1998 Stock Option Plan, as amended and superseded by Exhibit 10.17.*

10.8	(6)	1999 Stock Option Plan, formerly known as the 1999 Non-Officer Stock Option Plan, as amended and superseded by Exhibit 10.17.*

10.9	(5)	2000 Employee Stock Purchase Plan, as amended, and offering.*

10.11	(7)	Second Amendment of Lease dated April 22, 2002, to that certain Lease dated April 24, 1996, between CSM Investors, Inc. and Registrant (as assignee of Intranet Integration Group, Inc.) as amended.

10.12	(7)	Second Amendment of Lease dated April 28, 2003, to that certain Lease dated January 18, 2000, between Property Reserve Inc. and Registrant.

10.15	(8)	Registration Rights Agreement dated as of June 1, 2004, between Digital River, Inc. and the initial purchasers of Senior Convertible Notes due January 1, 2024.

10.16	(12)	Summary of Compensation Program for Non-Employee Directors.

10.17	(9)	1998 Equity Incentive Plan (formerly known as 1998 Stock Option Plan).*

10.18	(12)	Change of Control and Severance Agreement for Thomas M. Donnelly.*

10.19	(10)	Form of Amendment to Non-Qualified Stock Option Agreement.*

10.20	(11)	Inducement Equity Incentive Plan.*

10.21	(13)	2007 Equity Incentive Plan.*

10.22	(12)	Change of Control and Severance Agreement for Kevin L. Crudden.*

Exhibit Number		Description of Document
10.23	(14)	Microsoft Operations Digital Distribution Agreement, by and among Digital River, Inc. and Microsoft Corporation effective September 1, 2006‡

10.24	(14)	Direct Reseller Addendum to the Microsoft Operations Digital Distribution Agreement, by and among Digital River, Inc. and Microsoft Corporation effective September 1, 2006‡

10.25	(14)	Omnibus Amendment to the Microsoft Operations Digital Distribution Agreement, by and among Digital River, Inc. and Microsoft Corporation effective October 4, 2007‡

10.26	(14)	Amendment to the Microsoft Operations Digital Distribution Agreement, by and among Digital River, Inc. and Microsoft Corporation effective December 2, 2008‡

10.27	(14)	Amendment to the Microsoft Operations Digital Distribution Agreement, by and among Digital River, Inc. and Microsoft Corporation effective September 9, 2009‡

10.28	(15)	Purchase Agreement, dated as of October 26, 2010, among Digital River, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. Incorporated, as representatives of the initial purchasers named in Schedule A thereto.

10.29	(16)	Second Omnibus Amendment to the Microsoft Operations Digital Distribution Agreement‡

10.30	(16)	Third Omnibus Amendment to the Microsoft Operations Digital Distribution Agreement effective May 8, 2012‡

10.31	++	Offer Letter to Theodore "Ted" R. Cahall, Jr.*

10.32	++	Offer Letter to Thomas E. Peterson*

10.33	++	Change in Control and Severance Agreement for Theodore "Ted" R. Cahall, Jr.*

10.34	++	Change in Control and Severance Agreement for Thomas E. Peterson*

12.1	++	Computation of Ratio of Earnings to Fixed Charges.

21.1	++	Subsidiaries of Digital River, Inc.

23.1	++	Consent of Independent Registered Public Accounting Firm, dated February 27, 2014.

24.1	++	Power of Attorney, pursuant to which amendments to this Annual Report on Form 10-K may be filed, is included on the signature pages of this Annual Report on Form 10-K.

31.1	++	Certification of Digital River, Inc.'s Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	++	Certification of Digital River, Inc.'s Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	++	Certification of Digital River, Inc.'s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	(18)	The following financial information from Digital River, Inc.'s Annual Report on Form 10-K for the period ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheet, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders' Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

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