Form 10-Q
period 2014-03-31
DIGITAL RIVER INC /DE
filed 2014-05-09
CIK 1062530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

The number of shares of common stock outstanding at April 1, 2014, was 32,653,574 shares.

DIGITAL RIVER, INC.

Form 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

DIGITAL RIVER, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(Unaudited)
	March 31,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$309,717	$483,868
Short-term investments	82,156	115,652
Accounts receivable, net of allowance of $3,417 and $3,206	66,746	70,865
Deferred tax assets	1,518	1,479
Prepaid expenses and other	23,199	27,878
Total current assets	483,336	699,742

Property and equipment, net	51,480	53,770
Goodwill	137,766	139,318
Intangible assets, net	26,441	29,217
Long-term investments	57,580	56,023
Deferred income taxes	1,169	1,037
Other assets	1,212	2,067
TOTAL ASSETS	$758,984	$981,174

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$167,857	$187,635
Accrued payroll	12,714	20,058
Deferred revenue	4,945	6,904
Other current liabilities	44,968	55,899
Total current liabilities	230,484	270,496

NON-CURRENT LIABILITIES
Senior convertible notes	135,225	295,795
Other liabilities	21,532	21,452
Total non-current liabilities	156,757	317,247
TOTAL LIABILITIES	387,241	587,743

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 120,000,000 shares authorized; 50,603,707 and 50,074,977 shares issued	506	501
Treasury stock at cost; 17,950,133 and 16,910,883 shares	(442,400)	(424,416)
Additional paid-in capital	765,543	761,560
Retained earnings	45,670	51,254
Accumulated other comprehensive income (loss)	2,424	4,532
Total stockholders’ equity	371,743	393,431
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$758,984	$981,174

See accompanying notes to consolidated financial statements.

DIGITAL RIVER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data; unaudited)

	Three Months Ended
	March 31,
	2014	2013
Revenue	$97,807	$111,021
Costs and expenses (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	18,152	22,006
Network and infrastructure	14,079	15,075
Sales and marketing	24,302	29,456
Product research and development	18,273	17,248
General and administrative	12,319	18,347
Goodwill impairment	—	21,249
Depreciation and amortization	6,358	5,000
Amortization of acquisition-related intangibles	2,171	1,928
Total costs and expenses	95,654	130,309
Income (loss) from operations	2,153	(19,288)
Interest income	619	596
Interest expense	(1,607)	(1,979)
Other income (expense), net	(323)	10,905
Loss on extinguishment of debt	(5,605)	—
Income (loss) from continuing operations before income taxes	(4,763)	(9,766)
Income tax expense (benefit)	954	921
Income (loss) from continuing operations	(5,717)	(10,687)
Income (loss) from discontinued operations, net of tax	133	(678)
Net income (loss)	$(5,584)	$(11,365)

Income (loss) per share - basic:
Income (loss) from continuing operations	$(0.19)	$(0.33)
Income (loss) from discontinued operations	0.01	(0.02)
Net income (loss) per share - basic	$(0.18)	$(0.35)

Income (loss) per share - diluted:
Income (loss) from continuing operations	$(0.19)	$(0.33)
Income (loss) from discontinued operations	0.01	(0.02)
Net income (loss) per share - diluted	$(0.18)	$(0.35)

Shares used in per-share calculation - basic	30,734	32,877
Shares used in per-share calculation - diluted	30,734	32,877

See accompanying notes to consolidated financial statements.

DIGITAL RIVER, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands; unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net income (loss)	$(5,584)	$(11,365)
Other comprehensive income (loss):
Unrealized foreign exchange gain (loss) on the revaluation of investments in foreign subsidiaries	(2,444)	(8,205)
Unrealized gain (loss) on investments	549	3,503
Tax benefit (expense)	(213)	—
Other comprehensive income (loss)	(2,108)	(4,702)
Comprehensive income (loss)	$(7,692)	$(16,067)

See accompanying notes to consolidated financial statements.

DIGITAL RIVER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Three Months Ended
	March 31,
	2014	2013
OPERATING ACTIVITIES
Net income (loss)	$(5,584)	$(11,365)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss (gain) on disposal of discontinued operations	(212)	—
Amortization of acquisition-related intangibles	2,171	1,928
Provision for doubtful accounts	179	327
Depreciation and amortization	6,358	5,030
Impairment of goodwill	—	21,249
Debt issuance cost amortization	346	430
Amortization of investment premiums	473	697
Loss (gain) on disposal of equipment	(472)	73
Gain on sale of investment	—	(11,067)
Loss on extinguishment of debt	5,605	—
Stock-based compensation expense	3,988	5,575
Deferred and other income taxes	(228)	(633)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	4,151	(13,774)
Prepaid and other assets	2,245	2,172
Accounts payable	(19,060)	(1,197)
Deferred revenue	(2,174)	(1,646)
Income tax payable	850	716
Other current liabilities	(9,060)	(8,764)
Net cash provided by (used in) operating activities	(10,424)	(10,249)

INVESTING ACTIVITIES
Purchases of investments	(11,102)	(20,285)
Sales of investments	44,060	37,783
Cash received (paid) for cost method investments	(658)	33,177
Cash paid for acquisitions, net of cash received	—	(55,847)
Proceeds from sale of equipment	472	—
Purchases of equipment and capitalized software	(4,135)	(6,983)
Net cash provided by (used in) investing activities	28,637	(12,155)

FINANCING ACTIVITIES
Repurchase of senior convertible notes	(173,253)	(1,335)
Exercise of stock options	—	1,273
Repurchase of common stock	(14,024)	(11,181)
Repurchase of restricted stock to satisfy tax withholding obligation	(3,960)	(3,961)
Net cash provided by (used in) financing activities	(191,237)	(15,204)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,127)	(4,501)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(174,151)	(42,109)
CASH AND CASH EQUIVALENTS, beginning of period	483,868	542,851
CASH AND CASH EQUIVALENTS, end of period	$309,717	$500,742

SUPPLEMENTAL DISCLOSURES
Cash paid for interest on senior convertible notes	$1,157	$55
Cash paid for income taxes	$1,657	$974

See accompanying notes to consolidated financial statements.

1. BASIS OF PRESENTATION

The unaudited consolidated financial statements of Digital River, Inc. and our wholly owned subsidiaries (we, our Digital River, or the Company) included herein have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information, and, accordingly, do not include all financial information and footnotes normally required for a complete set of financial statements.  These consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission.

The unaudited consolidated statements reflect all adjustments, including normal recurring adjustments, which in our opinion are necessary to fairly state our consolidated financial position, results of operations and cash flows for the periods presented.  The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2014 due to seasonality and other factors.  The December 31, 2013 information was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

Summary of Significant Accounting Policies

A detailed description of our significant accounting policies can be found in our most recent Annual Report filed on Form 10-K for the fiscal year ended December 31, 2013.  There were no material changes in significant accounting policies during the quarter ended March 31, 2014.

Recent Accounting Pronouncements

ASU 2013-11 - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists:  In July 2013, the FASB issued ASU 2013-11, which requires an entity to present unrecognized tax benefits as a reduction of the deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, if net settlement is required or expected. To the extent that net settlement is not required or expected, the unrecognized tax benefit must be presented as a liability. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. ASU No. 2013-11 is effective for reporting periods beginning after December 15, 2013, and should be applied prospectively to all unrecognized tax benefits that exist at the effective date. We adopted the new guidance in ASU 2013-11 as of the period ended March 31, 2014, and its adoption did not have a material impact on our Consolidated Financial Statements.

We have determined that all other recently issued accounting standards will not have a material impact on our Consolidated Financial Statements, or do not apply to our operations.

Reclassifications

The results of the operations of CustomCD, Inc. (CustomCD) and Digital River Education Services, Inc. (DRES), which were sold on September 30, 2013 and October 1, 2013, respectively, have been classified within Discontinued Operations in our Consolidated Statements of Operations for the three months ended March 31, 2014.  The operations of these entities in the corresponding three months ended March 31, 2013 have been reclassified into Discontinued Operations to conform with the current period presentation.

2. NET INCOME (LOSS) PER SHARE

The following table summarizes the computation of basic and diluted net income (loss) per share from continuing operations (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2014	2013
Income (loss) from continuing operations per share - basic
Income (loss) from continuing operations - basic	$(5,717)	$(10,687)
Weighted average shares outstanding - basic	30,734	32,877
Income (loss) from continuing operations per share - basic	$(0.19)	$(0.33)

Income (loss) from continuing operations per share - diluted
Income (loss) from continuing operations - basic	$(5,717)	$(10,687)
Exclude: Interest expense and amortized financing cost of convertible senior notes, net of tax benefit	—	—
Income (loss) from continuing operations - diluted	$(5,717)	$(10,687)

Weighted average shares outstanding - basic	30,734	32,877
Dilutive impact of non-vested stock and options outstanding	—	—
Dilutive impact of 2004 senior convertible notes	—	—
Weighted average shares outstanding - diluted	30,734	32,877
Income (loss) from continuing operations per share - diluted	$(0.19)	$(0.33)

For the three months ended March 31, 2014 and 2013, 682,387 and 573,291 incremental shares, respectively, related to dilutive securities were not included in the diluted net income (loss) per share calculation because the Company reported a loss for this period.  Incremental shares related to dilutive securities have an anti-dilutive impact on net income (loss) per share when a net loss is reported and therefore are not included in the calculation.

Options to purchase 455,422 and 1,429,109 shares for the three months ended March 31, 2014 and 2013, respectively, were not included in the computation of diluted net income (loss) per share because their effect on diluted net income (loss) per share would have been anti-dilutive.

The unissued shares underlying our 2004 senior convertible notes, 1,021 and 199,828 weighted average shares for the three months ended March 31, 2014 and 2013, respectively, and the unissued shares underlying our 2010 senior convertible notes, 5,021,960 and 6,116,842 weighted average shares for the three months ended March 31, 2014 and 2013, respectively, were excluded for the purposes of calculating GAAP diluted net income (loss) per share, because their effect on diluted net income (loss) per share would have been anti-dilutive.

3. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

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

The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax, by component for the period ended March 31, 2014 and 2013, (in thousands):

	Foreign currency translation adjustment	Unrealized gain (loss) on investments	Total
Balance as of December 31, 2013	$3,720	$812	$4,532
Other comprehensive income (loss) before reclassifications	(2,444)	332	(2,112)
Reclassified adjustment for net loss included in net income (loss)	—	4	4
Net current period other comprehensive income (loss)	(2,444)	336	(2,108)
Balance as of March 31, 2014	$1,276	$1,148	$2,424

Balance as of December 31, 2012	$2,565	$(5,735)	$(3,170)
Other comprehensive income (loss) before reclassifications	(8,205)	3,505	(4,700)
Reclassified adjustment for net gain included in net income (loss)	—	(2)	(2)
Net current period other comprehensive income (loss)	(8,205)	3,503	(4,702)
Balance as of March 31, 2013	$(5,640)	$(2,232)	$(7,872)

The following table summarizes the reclassifications out of accumulated other comprehensive income (loss) for the period ended March 31, 2014 (in thousands):

Reclassification out of accumulated other comprehensive income	Amount reclassified from accumulated other comprehensive income	Affected line item in the Consolidated Statement of Operations
Realized gains (losses) on investments
	$(7)	Other income (expense), net
	3	Income tax benefit (expense)
	$(4)	Net income (loss)

4. FAIR VALUE MEASUREMENTS

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following table sets forth by level within the fair value hierarchy, our financial assets that were accounted for at fair value on a recurring basis at March 31, 2014 and December 31, 2013, (in thousands):

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Balance as of March 31, 2014
Cash and cash equivalents	$309,717	$309,717	$—	$—
Restricted cash	3,606	3,606	—	—
U.S. government sponsored entities	1,993	—	1,993	—
Corporate bonds	80,163	80,163	—	—
Market basis equity investments	3,207	3,207	—	—
Auction rate securities	42,943	—	—	42,943
Total assets measured at fair value	$441,629	$396,693	$1,993	$42,943

Balance as of December 31, 2013
Cash and cash equivalents	$483,868	$483,868	$—	$—
Restricted cash	3,560	3,560	—	—
Commerical paper	9,992	9,992	—	—
U.S. government sponsored entities	4,000	—	4,000	—
Corporate bonds	101,660	101,660	—	—
Market basis equity investments	3,549	3,549	—	—
Auction rate securities	41,993	—	—	41,993
Total assets measured at fair value	$648,622	$602,629	$4,000	$41,993

There were no transfers of assets between levels of the hierarchy during the periods ended March 31, 2014 and December 31, 2013.

The following table is a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3 inputs) (in thousands):

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)
Auction rate securities
Balance as of December 31, 2012	$37,001
Total unrealized gains (losses) included in other comprehensive income	5,092
Settlements	(100)
Balance as of December 31, 2013	$41,993
Total unrealized gains (losses) included in other comprehensive income	950
Settlements	—
Balance as of March 31, 2014	$42,943

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

Commercial Paper. Consist of primarily high grade commercial paper.  The fair value of these investments was measured using quoted market prices and is classified as Level 1.  As of December 31, 2013, the contractual maturities of these investments were within one year.

U.S government sponsored entities.  Consist of Fannie Mae, Freddie Mac and Federal Home Loan Bank investment grade bonds that are traded in less active markets than Level 1 investments.  The fair value of these bonds is classified as Level 2.  The contractual maturities of these investments are within four years.

Corporate Bonds.  Consist of investment grade corporate bonds that trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis.  The fair value of these bonds was measured using quoted market prices and is classified as Level 1. The contractual maturities of these investments are within three years.

Market Basis Equity Investments. Consist of available-for-sale equity securities that trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis.  The fair value of these investments was measured using quoted market prices and is classified as Level 1.

Auction Rate Securities.  As of March 31, 2014, we held $45.7 million of auction rate securities (ARS) at par value which we have recorded at $42.9 million fair value.  As of December 31, 2013, we held $45.7 million of ARS at par value which was recorded at $42.0 million fair value.  As of March 31, 2014 the ARS are 107— 140% over-collateralized and the underlying student loans are guaranteed by the U.S. government.

Due to the illiquid market conditions, the fair value of our ARS is $2.8 million, 6.1%, less than par value as of March 31, 2014.  This reduction from par value is considered temporary and is recorded in “Accumulated other comprehensive income (loss)”.  The temporary reduction from par value recorded in “Accumulated other comprehensive income (loss)” was $3.7 million, 8.2%, as of December 31, 2013.  For the periods ended March 31, 2014 and 2013, unrealized gains on our ARS of $0.9 million and $3.1 million, respectively, are recorded in “Unrealized gain (loss) on investments” in our Consolidated Statements of Comprehensive Income (Loss).

In evaluating our ARS portfolio, we note sustained performance of our securities, strong parity levels, observed market redemption activity, continued receipt of interest and penalty payments, and an increase in fair value at March 31, 2014 compared to December 31, 2013. As we expect to receive all contractual cash flows, we do not believe the unrealized losses to be credit related.  We continue to believe that we will be able to liquidate at par over time. We also anticipate we will have sufficient cash flow from operations to execute our business strategy and fund our operational needs.  We do not intend to sell, or believe we will be required to sell, these investments prior to recovery of their amortized cost basis.  Accordingly, we treated the fair value decline as temporary.

The discounted cash flow model we used to value these securities included the following assumptions:

	March 31,	December 31,
	2014	2013
Unobservable inputs
Redemption period (in years)	6	7
Credit ratings	BB+ to AAA	BB+ to AAA
Penalty coupon rate	1.0% to 1.5%	1.0% to 1.5%
Weighted average annualized yield	1.5%	1.6%
Risk adjusted discount rate	4.3% to 6.0%	4.7% to 7.8%

Management makes estimates and assumptions about the ARS, which can be sensitive to changes and effect the determination of fair value.  An increase in the length of redemption period or an increase in the discount rate assumption would decrease our fair value.  Also, a decrease in the securities’ credit ratings would decrease our fair value.  In the first quarter of 2014 we decreased the redemption period from 7 years to 6 years to align the valuation model with our internal expectations regarding holding period and prevailing pricing in secondary markets for our ARS.  This change resulted in a $0.7 million increase in the fair value of our ARS.

The portfolio had a weighted average maturity of 29.6 years and 29.8 years as of March 31, 2014 and December 31, 2013, respectively.

We classify our ARS as Level 3 long-term investments until we receive a call or partial call on the securities.  As of March 31, 2014 and December 31, 2013, our entire ARS portfolio was classified as Level 3 long-term investments. In the three months ended March 31, 2014, no ARS were liquidated.  During the year ended December 31, 2013, we liquidated $0.1 million of ARS due to a partial call at par. The amount of Level 3 assets as a percentage of total assets measured at fair value on a recurring basis was 9.7% and 6.5% as of March 31, 2014 and December 31, 2013, respectively.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances like evidence of impairment.  For the quarters ended March 31, 2014 and 2013, other than the goodwill impairment recorded during the quarter ended March 31, 2013, as further discussed in Note 6 — Goodwill, we had no significant fair value adjustments of assets or liabilities on a nonrecurring basis subsequent to their initial recognition.  The inputs used in goodwill impairment fair value calculations fall within Level 3 inputs due to the significant unobservable inputs used to determine fair value.

5.  INVESTMENTS

As of March 31, 2014 and December 31, 2013, our available-for-sale securities consisted of the following (in thousands):

			Gross Unrealized Losses			Maturities/Reset Dates
		Gross Unrealized	Less than 12	Greater than 12		Less than 12	Greater than 12
	Cost	Gains	Months	Months	Fair Value	Months	Months
Balance as of March 31, 2014
U.S. government sponsored entities	$2,000	$—	$(7)	$—	$1,993	$997	$996
Corporate bonds	79,950	224	(11)	—	80,163	66,423	13,740
Market basis equity investments	3,207	—	—	—	3,207	—	3,207
Auction rate securities	45,725	—	—	(2,782)	42,943	—	42,943
Total available-for-sale securities	$130,882	$224	$(18)	$(2,782)	$128,306	$67,420	$60,886

Balance as of December 31, 2013
Commercial paper	$9,992	$—	$—	$—	$9,992	$9,992	$—
U.S. government sponsored entities	4,000	—	—	—	4,000	—	4,000
Corporate bonds	101,400	281	(21)	—	101,660	58,280	43,380
Market basis equity investments	1,668	1,881	—	—	3,549	—	3,549
Auction rate securities	45,725	—	—	(3,732)	41,993	—	41,993
Total available-for-sale securities	$162,785	$2,162	$(21)	$(3,732)	$161,194	$68,272	$92,922

We consider the fair value decline of our investments in U.S. government sponsored entities, corporate bonds and ARS to be temporary, as we do not intend to sell the investments and it is not likely that we will be required to sell the investments before recovery of their amortized cost basis.  See Note 4 — Fair Value Measurements, for further discussion regarding the fair value of ARS.  Temporary, unrealized, gains and losses on available for sale securities are recorded in “Accumulated other comprehensive income (loss)”.

Realized gains or losses on investments are recorded in our Consolidated Statements of Operations within “Other income (expense), net”.  Upon the sale of a security classified as available for sale, the amount reclassified out of “Accumulated other comprehensive income (loss)” into earnings is based on the specific identification method.

As of March 31, 2014 and December 31, 2013, the balance of our cost method equity investment was $11.4 million and $10.5 million, respectively, which is included under “Long-term investments” in our Consolidated Balance Sheets.  During the first quarter of 2014, we invested an additional $0.6 million and converted a note receivable of $0.3 million into shares in our cost method equity investment.  During the first quarter of 2013, we sold a cost method equity investment to a third party and recorded a gain of $11.1 million. During the second quarter of 2013, we received additional funds based on our sales agreement and as a result we recorded a gain of $6.5 million.  All gains related to this cost basis investment were recorded in “Other income (expense), net” in our Consolidated Statements of Operations.  Based on future events, we may receive up to $3.1 million of additional sale proceeds.  We have concluded that these additional funds represent contingent gains and have not accounted for them in our consolidated financial statements in accordance with U.S. GAAP.

We have not estimated the fair value of our cost method equity investment as of March 31, 2014 as we are not aware of any facts or circumstances that would indicate a decline in the fair value of this investment below its carrying value.

6.  GOODWILL

In the fourth quarter 2012, we determined our goodwill was impaired and recorded a preliminary non-cash pretax goodwill impairment charge.  During the first quarter of 2013, we completed our goodwill impairment analysis and recorded an additional non-cash pretax goodwill impairment charge of $21.2 million relating to our single reporting unit. The tax benefit associated with the first quarter impairment was offset by our current period tax valuation allowance.  As previously disclosed, a blended income and market approach was used to determine the applicable impairment changes.  The application of goodwill impairment tests is a level 3 fair value measurement and requires management judgment for many of the inputs.  Goodwill impairment charges are included as a separate operating expense line item, “Goodwill impairment” within Continuing Operations in our Consolidated Statements of Operations.

7.  STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense related to employee stock options, restricted and performance stock awards and employee stock purchases recognized (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Costs and expenses
Direct cost of services	$44	$42
Network and infrastructure	382	415
Sales and marketing	1,002	1,832
Product research and development	912	925
General and administrative	1,648	2,361
Stock-based compensation included in costs and expenses	$3,988	$5,575

8. INCOME TAXES

The provision (benefit) for income taxes from continuing operations is composed of the following (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Current tax expense (benefit):
United States	$260	$1,538
International	694	(617)
Total current provision for income taxes	$954	$921

Tax Rate	(20.1)%	(9.4)%

As of March 31, 2014, and before consideration of current losses, we had U.S. federal tax loss carryforwards of approximately $13.1 million and state tax loss carryforwards of $50.4 million to offset future taxable income before considering 2014 activity. The tax losses consist of U.S. federal net operating losses of $10.9 million and acquired U.S. federal net operating losses of $2.2 million as well as state net operating losses of $23.8 million and acquired state net operating losses of $26.6 million. The U.S. federal tax loss carryforwards expire in the years 2025 through 2032, while the state tax loss carryforwards expire in the years 2014 through 2033. As of March 31, 2014, we also had foreign tax loss carryforwards of approximately $10.8 million. The foreign tax loss carryforwards do not expire under current law.

On a quarterly basis, we assess whether a valuation allowance for net operating loss carryforwards and other deferred tax assets is needed.  We concluded during the first quarter of 2014 evaluation that we are required to maintain a valuation allowance against our net U.S. tax assets.  As of March 31, 2014, the Company had a valuation allowance on approximately $8.1 million of U.S. deferred tax assets related to operating losses before considering 2014 activity and $21.8 million of deferred tax assets related to other U.S. tax attributes. We also have a valuation allowance on all of our foreign net operating losses of approximately $2.2 million. Any future release of this valuation allowance will reduce expense.

As of March 31, 2014, we had $10.4 million of unrecognized tax benefits, excluding related interest.  $9.7 million of these unrecognized tax benefits would affect our effective tax rate if recognized.  As of March 31, 2014, we had approximately $1.7 million of accrued interest related to uncertain tax positions.  Due to the potential resolution of examinations currently being performed by taxing authorities and the expiration of various statutes of limitation, it is reasonably possible that the balance of our gross unrecognized tax benefits may change within the next twelve months by a range of zero to $8.9 million.

9. COMMITMENTS AND CONTINGENCIES

Litigation

We are subject to legal proceedings, claims and litigation, and other disputes or regulatory inquires arising in the ordinary course of business.  In addition, third parties have from time-to-time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We have been notified of several potential patent disputes, and expect that we will increasingly be subject to patent infringement claims as our services expand in scope and complexity.  While the final outcome of these matters is currently not determinable, we believe there is no ordinary course litigation or other matters that are currently pending against us that is likely to have, individually or in the aggregate, a material effect on our consolidated financial position, results of operations, stockholders’ equity or cash flows. Because of the uncertainty inherent in litigation, disputes, and intellectual property matters, it is possible that unfavorable resolutions of these lawsuits, proceedings and claims could exceed the amount we have currently reserved for these matters.

On April 4, 2014, we settled two intellectual property lawsuits with DDR Holdings, LLC, each of which was dismissed with prejudice.  As of the period ended March 31, 2014, we have accrued for the full settlement amount within the “Other accrued liabilities” line of the Consolidated Balance Sheets.

On March 31, 2014, the U.S. District Court for the District of Minnesota certified a class action against the Company of all persons in the United States who purchased Extended Download Service for Norton Products between January 24, 2005, and October 26, 2009.  The plaintiffs have sued Symantec Corporation and the Company.  The claims against the Company are for alleged violation of the Minnesota Consumer Fraud and False Statement in Advertising Acts and unjust enrichment, based on the Company’s sale of Extended Download Service to purchasers of Norton products.  We intend to continue to vigorously defend this matter, but cannot predict the timing or ultimate outcome, nor estimate a range of loss, if any, for this matter.

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

To date, no significant costs have been incurred, either individually or collectively, in connection with our indemnification provisions

Commitments and Guarantees

At certain times, we enter into agreements where a letter of credit is required to ensure payment of future obligations by counterparties, such as our credit card processors and international taxing jurisdictions.  Upon withdrawal, we are obligated to fund the executor bank on demand.  We have not set aside specific funds to cover this potential obligation as we can generally recover these costs from our clients.  If drawn upon, we expect to fund this commitment with cash and cash equivalents.  There were $0.6 million in undrawn letters of credit as of March 31, 2014 and December 31, 2013.

10. DEBT

2010 Senior Convertible Notes

For the three months ended March 31, 2014, we repurchased $160.6 million of our 2.00% senior convertible notes (2010 Notes) in the open market for $164.5 million, excluding accrued interest.  For the three months ended March 31, 2014, the loss on extinguishment of debt, including the premium on repurchase and acceleration of the recognition of deferred financing fees was $5.5 million.  For the three months ended March 31, 2013, we repurchased $1.4 million of the 2010 Notes in the open market for $1.3 million, excluding accrued interest. For the three months ended March 31, 2013, the net gain on extinguishment of debt, which is the net of the gain on sale and the loss on acceleration of the recognition of deferred financing fees, was immaterial.  Notes repurchased are deemed to be extinguished for accounting purposes.

As of March 31, 2014, the carrying value of our 2010 Notes was $135.2 million and the fair value was $135.5 million.  As of December 31, 2013, the carrying value of our 2010 Notes was $295.8 million and the fair value was $298.3 million.  Fair values are based on the quoted fair market values of the debt.  Debt is classified as a level 3 fair value measurement.  We determine fair value based on the market approach.

2004 Senior Convertible Notes

On January 1, 2014, holders of $8.7 million of our 1.25% senior convertible notes (2004 Notes) exercised the option to require us to repurchase those Notes at par.  The acceleration of the recognition of deferred financing fees related to the repurchased 2004 Notes resulted in a $0.1 million charge to the quarter ended March 31, 2014.  The repurchased 2004 Notes have been classified as current in “Other current liabilities” in our December 31, 2013, Consolidated Balance Sheet due to the subsequent repurchase on January 1, 2014.

As of March 31, 2014, the carrying value and fair value of our remaining 2004 notes was $0.1 million.  As of December 31, 2013, the carrying value of our 2004 Notes was $8.8 million and the fair value was $8.9 million.  Fair values are based on the quoted fair market values of the debt.  Debt is classified as a level 3 fair value measurement.  We determine fair value based on the market approach.

11. DISCONTINUED OPERATIONS AND DISPOSALS

On September 30, 2013, we sold CustomCD, Inc., which was based in Portland, Oregon in a stock sale to a former employee.  On October 1, 2013, we sold Digital River Education Services, Inc., which was based in Plano, Texas in a stock sale to two former employees.  The results of operations of these entities, including the income (losses) on their respective sales, have been excluded from the results of continuing operations and are reported as discontinued operations.  We do not allocate interest income or interest expense to discontinued operations.  The operating results of the discontinued operations included in our Consolidated Statements of Operations, including adjustments to loss on the respective sales, for the three months ended March 31, 2014 and 2013, were as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Revenue	$—	$2,672
Income (loss) on discontinued operations before taxes and loss on sales	—	(678)
Income (loss) on disposal of discontinued businesses before taxes	212	—
Provision (benefit) for income taxes	79	—
Income (loss) on discontinued operations, net of tax	$133	$(678)

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

When shoppers decide to purchase a customer’s product or service online, they are transferred to a commerce store and/or shopping cart operated by us using our multi-tenant commerce platform. Once on our system, shoppers can browse for products and make purchases using connected devices such as PCs, tablet computers, smartphones and other similar devices. After a purchase is made, we deliver the product or license key digitally via download over the Internet, enable access to the product via a time- or —usage-based subscription model or  transmit instructions to a third party partner for physical fulfillment of the order.

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

We have invested substantial resources to develop our CBI as part of our multi-tenant SaaS commerce and marketing platform and business processes. We provide access and use of our platform to our clients as a service as opposed to selling the software to be operated on our customers’ own in-house computer hardware.

Payments

Our Payments solutions offer our customers a global payments footprint, including a full range of domestic and international payment solutions, 180 global payment methods, 170 international currencies and 50 connections to local banks from across the globe. The payments services we provide ourselves or through third parties include transaction processing, global payment methods, fraud management, cloud-based billing, mobile payments services, and other payment optimization services. Our online payments solutions are designed to help our customers maximize credit card and transaction authorization rates, reduce online shopping cart abandonment, ease entry into new geographies and protect transactions from fraud on a global basis. Our payments offerings can function as independent online payment solutions and as fully integrated components of Digital River’s enterprise commerce solution.

Marketing

In addition to the services we provide that facilitate the completion of an online transaction, we also offer services designed to help our clients acquire customers more effectively, sell to those customers more often and more efficiently, and increase the lifetime value and retention of each customer. The e-marketing services we provide are supported through several channels. Our performance marketing services include:

•                  marketForce: Our marketForce™ digital marketing agency includes a global team of marketers that offer managed direct response e-marketing services. Digital River’s e-marketing experts offer managed services that span email and affiliate marketing management, search engine marketing, site optimization, multi-variate testing, mass dynamic personalization and contextual advertising.

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

General information about us can be found at www.digitalriver.com under the “Company/Investor Relations” link or follow the Company on Twitter at twitter.com/digitalriverinc. Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments or exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we file such reports with the Securities and Exchange

Current Period Results

For the three months ended March 31, 2014, we recorded a net loss of $5.6 million, or loss of $0.18 per share, comprised of net loss from continuing operations of $5.7 million, or loss of $0.19 per share, and net gain from discontinued operations of $0.1 million, or gain of $0.01 per share. For the comparative period ended March 31, 2013, we recorded a net loss of $11.4 million, or loss of $0.35 per share, comprised of net loss from continuing operations of $10.7 million, or loss of $0.33 per share, and net loss from discontinued operations of $0.7 million, or loss of $0.02 per share.  Revenue for the first three months of 2014 was $97.8 million, compared to $111.0 million for the same period in the prior year as a decrease in commerce revenue of $15.5 million exceeded the increase in payments revenue growth of $2.3 million.  The growth in payments revenue was related to continued client expansion for both Enterprise and SMB clients.  The decrease in commerce revenue was due to significant one-time product launches by our clients in the first quarter of 2013 and the continued impact of client attrition that occurred in 2012.  The level of client attrition and its impact on revenue continues to be consistent with our expectations and previous communications.

Total costs and expenses in continuing operations for the three months ended March 31, 2014 of $95.7 million decreased 26.6% compared to the same period in the prior year.  Excluding the incremental $21.2 million goodwill impairment, total costs and expenses decreased 12.3% due to one-time acquisition and integration costs in the first quarter of 2013, combined with planned cost reductions in the first quarter of 2014.  These reductions were partially offset by increased technology spending.

As of March 31, 2014 and December 31, 2013, we had $391.9 million and $599.5 million in cash, cash equivalents and short-term investments, respectively.

Results of Operations

Reclassifications

The results of the operations of CustomCD, Inc. (CustomCD) and Digital River Education Services, Inc. (DRES), which were sold on September 30, 2013 and October 1, 2013, respectively, have been classified within Discontinued Operations in our Consolidated Statements of Operations for the three months ended March 31, 2014.  The operations of these entities in the corresponding three months ended March 31, 2013 have been reclassified into Discontinued Operations to conform to the current period presentation.

The following table sets forth certain items from our Consolidated Statements of Operations as a percentage of total revenue for the periods indicated:

	Three Months Ended
	March 31,
	2014	2013
Revenue	100.0%	100.0%
Costs and expenses (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	18.6	19.8
Network and infrastructure	14.4	13.6
Sales and marketing	24.8	26.5
Product research and development	18.7	15.4
General and administrative	12.6	16.5
Goodwill impairment	—	19.1
Depreciation and amortization	6.5	4.5
Amortization of acquisition-related intangibles	2.2	1.7
Total costs and expenses	97.8	117.4
Income (loss) from operations	2.2	(17.4)
Interest income	0.6	0.5
Interest expense	(1.6)	(1.8)
Other income (expense), net	(0.3)	9.8
Gain (loss) on extinguishment of debt	(5.7)	—
Income (loss) from continuing operations before income taxes	(4.8)	(8.8)
Income tax expense (benefit)	1.0	0.8
Income (loss) from continuing operations	(5.8)	(9.6)
Income (loss) from discontinued operations, net of tax	0.1	(0.6)
Net income (loss)	(5.7)%	(10.2)%

Revenue.  Our revenue was $97.8 million and $111.0 million for the three months ended March 31, 2014 and 2013, respectively, a decrease of $13.2 million or 11.9%.

Our revenue is driven primarily by global commerce and payment services provided to a wide variety of companies in the software, consumer electronics, computer games and other markets.  Commerce revenue includes revenue generated from Microsoft, as well as, our remaining supporting businesses.  For the quarter ended March 31, 2013, revenue from our divested businesses are included within discontinued operations.

For the three months ended March 31, 2014, payments revenue increased $2.3 million, 15.9%, compared to the same period in the prior year, driven primarily by continued client expansion for both Enterprise and SMB clients.  Commerce revenue decreased of $15.5 million, 16.0%, due to significant one-time product launches by our clients in the first quarter of 2013 and the continued impact of client attrition that occurred in 2012.  International sales were approximately 48.0% of revenue from continuing operations in the three month period ended March 31, 2014, compared to 47.1% for the same period in the prior year.

Direct Cost of Services. Direct cost of services includes payment processing fees, chargeback expense, fraud detection and prevention, costs related to product fulfillment, delivery solutions and certain client-specific costs.  Direct cost of service expenses were $18.2 million for the three months ended March 31, 2014, compared to $22.0 million for the same period in the prior year.  The decrease in direct cost of services is primarily related to lower payment processing costs.

Network and Infrastructure.  Our network and infrastructure expenses primarily include costs to operate and maintain our technology platforms, customer service, data communication and data center operations. Network and infrastructure expenses were $14.1 million and $15.1 million for the three months ended March 31, 2014 and 2013, respectively.  The decrease was mainly due to reduction in workforce, as well as lower software licensing and support.

Sales and Marketing.  Our sales and marketing expenses include personnel and related costs, advertising, promotional and product marketing expenses.  Sales and marketing expenses were $24.3 million and $29.5 million for the three months ended March 31, 2014 and 2013, respectively.  Reductions in workforce costs and branding initiatives that occurred in the first quarter of 2013 drove the decrease.

Product Research and Development.  Our product research and development expenses include costs associated with design, development and enhancement of our technology platforms and related systems. Research and development costs are expensed as incurred, except certain internal-use software development costs that are eligible for capitalization and costs directly associated with preparing a client website launch that are eligible to be deferred and amortized over the life of the site’s associated revenue streams.  Product research and development expenses were $18.3 million and $17.2 million for the three months ended March 31, 2014 and 2013, respectively.  The increase was primarily due to continued investments in our platform.

General and Administrative.  Our general and administrative expenses primarily include executive, finance, human resources and other administrative workforce and other related expenses, fees for professional services, bank fees, litigation costs, insurance costs, acquisition and integration costs and non-income related taxes. General and administrative expenses were $12.3 million and $18.3 million for the three months ended March 31, 2014 and 2013, respectively.  The decrease in costs was primarily due to $4.5 million of acquisition and integration costs incurred in the first quarter of 2013 related to LML Payment Systems, Inc. (LML) and reduced workforce related costs.

Goodwill Impairment.  During the first quarter of 2013, we completed our fiscal year 2012 goodwill impairment analysis and recorded an additional non-cash pretax goodwill impairment charge of $21.2 million.

Depreciation and Amortization.  Our depreciation and amortization expenses include the depreciation of computer equipment, office furniture and leasehold improvements and the amortization of purchased and internally developed software.  Computer equipment, software and furniture are depreciated/amortized under the straight-line method using three to seven year lives and leasehold improvements are depreciated over the shorter of the life of the asset or the remaining length of the lease. Depreciation and amortization expense was $6.4 million and $5.0 million for the three months ended March 31, 2014 and 2013, respectively.  The increase in depreciation and amortization is primarily related to assets acquired for the new data center which were put into service in the third quarter of 2013.

Amortization of Acquisition-Related Intangibles.  Acquisition-related intangibles consists of the assets such as customer relationships, technology and trade names acquired in business combinations.  Amortization of acquisition-related intangible assets was $2.2 million for the three months ended March 31, 2014, consistent with the $1.9 million recognized in the three months ended March 31, 2013.

Interest Income. Our interest income represents the total of interest income on our cash, cash equivalents, short-term investments and certain long-term investments.  Interest income was consistent at approximately $0.6 million for both the three months ended March 31, 2014 and 2013.

Interest Expense.  Our interest expense includes the total of cash and non-cash interest expense attributable to our outstanding convertible debt. For the three months ended March 31, 2014 and 2013, interest expense was $1.6 million and $2.0 million, respectively, which included $0.3 million and $0.4 million of debt financing cost amortization, respectively. The decrease in interest expense was due to the repurchase of our senior convertible notes during 2013 and the first quarter of 2014.

Other Income (Expense), Net. Other income (expense), net includes foreign currency transaction gains and losses, gains and losses on investments or asset disposals (excluding disposals of businesses included in discontinued operations), and other-than-temporary impairment of investments and dividend income.  Other income (expense), net was expense of $0.3 million compared to income of $10.9 million for the three months ended March 31, 2014 and 2013, respectively. The other income recorded in the first quarter of 2013 was driven by an $11.1 gain recorded on the sale of a cost method equity investment to a third party.

Gain (Loss) on Extinguishment of Debt. During the first quarter of 2014, we repurchased $160.6 million of our 2.00% senior convertible notes in the open market for $164.5 million, excluding accrued interest.  The loss on extinguishment of this debt, including the premium on repurchase and acceleration of the recognition of deferred financing fees was $5.5 million.  In addition, we repurchased $8.7 million of our 1.25% senior convertible notes at par in the first quarter of 2014 and recorded a $0.1 million charge related to the acceleration of the recognition of deferred financing fees.

Income Tax Expense. For the three months ended March 31, 2014 and 2013, our tax expense related to continuing operations was $1.0 million and $0.9 million, respectively.  For the three months ended March 31, 2014, our tax expense related to discontinued operations was $0.1 million. For the three months ended March 31, 2013, we had no tax expense related to discontinued operations.  For the three months ended March 31, 2014, our tax expense consisted of approximately $0.3 million of U.S. tax expense and $0.7 million of foreign tax expense.  For the three months ended March 31, 2013, our tax expense consisted of approximately $1.5 million of U.S. tax expense and $0.6 million of foreign tax benefit.  For the three months ended March 31, 2014 and 2013, the tax rate was (20.1)% and (9.4)%, respectively.

Discontinued Operations.  The pre-tax gain on disposals recorded in the three months ended March 31, 2014 totaled $0.2 million. Total net income from discontinued operations were $0.1 million for the three months ended March 31, 2014, compared to a net loss of $0.7 million for the same period in the prior year.

Off Balance Sheet Arrangements

None.

Liquidity and Capital Resources

	Three Months Ended
	March 31,
Cash Flows (in thousands)	2014	2013
Cash provided by (used in):
Operating activities	$(10,424)	$(10,249)
Investing activities	28,637	(12,155)
Financing activities	(191,237)	(15,204)
Effect of exchange rate changes on cash and cash equivalents	(1,127)	(4,501)
Net increase (decrease) in cash and cash equivalents	$(174,151)	$(42,109)

As of March 31, 2014, we had $309.7 million of cash and cash equivalents, approximately 81.5% was held by our international subsidiaries. In April 2014, we repatriated approximately $124.7 million of cash from foreign locations.  We have evaluated the impact of these repatriations and have determined that we do not incur a U.S. tax liability as a result of these repatriations, nor is there any other significant impact to our consolidated financial statements.  Subsequent to the repatriation, approximately 41.1% of our cash and equivalents is held by our international subsidiaries.  Cash and cash equivalents are sufficient to fund our current and anticipated operations and we do not anticipate any local liquidity restrictions that would preclude us from funding our expansion or operating needs.

Operating Activities

Net cash used in operations for the three months ended March 31, 2014, of $10.4 million was primarily due to changes in working capital, a $23.0 million use of cash.  Excluding the impact of working capital changes, our operating cash flow for the three months ended March 31, 2014, was $12.6 million.  Net cash used in operations for the three months ended March 31, 2013 was $10.2 million, and was primarily the result of changes in working capital, a $22.5 million use of cash.  Excluding the impact of working capital changes, our operating cash flow for the three months ended March 31 2013, was $12.2 million.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2014, was $28.6 million and was primarily the result of net sales of investments of $32.3 million, offset by purchases of equipment and capitalized software of $4.1 million. Net cash used in investing activities for the three months ended March 31, 2013, was $12.2 million and was the result of net cash paid for acquisitions of $55.8 million and $7.0 million of purchases of equipment and capitalized software, offset by net sales of investments of $50.7 million.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2014, was $191.2 million and was due to $173.3 million in repurchases of our senior convertible notes, $14.0 million in repurchases of our common stock and $4.0 million in repurchases of restricted stock to satisfy tax withholding obligations.  Net cash used in financing activities for the three months ended March 31, 2013, was $15.2 million and was due to $11.2 million in repurchases of common stock, $4.0 million in repurchases of restricted stock to satisfy tax withholding obligations and $1.3 million in repurchases of senior convertible notes, offset by proceeds of $1.3 million related to the exercise of stock options.

Effect of Exchange Rate Changes

For the three months ended March 31, 2014 and 2013, changes in foreign currency rates resulted in decreases in our cash and cash equivalents of $1.1 million and $4.5 million, respectively.  The changes are due to foreign currency volatility on our international entity balance sheet exposures, primarily from the Euro.

Auction Rate Securities

Information regarding auction rate securities is included in Note 4 to the Consolidated Financial Statements in Part I, Item 1.

Commitments and Guarantees

At certain times, we enter into agreements where a letter of credit is required to ensure payment of future obligations by counterparties, such as our credit card processors and international taxing jurisdictions.  Upon withdrawal, we are obligated to fund the executor bank on demand.  We have not set aside specific funds to cover this potential obligation as we can generally recover these costs from our clients.  If drawn upon, we expect to fund this commitment with cash and cash equivalents.  There were $0.6 million and $0.6 million in undrawn letters of credit at March 31, 2014 and December 31, 2013, respectively.

Application of Critical Accounting Policies

Critical Accounting Estimates and Policies

A detailed description of our significant accounting policies can be found in our most recent Annual Report filed on Form 10-K for the fiscal year ended December 31, 2013.  There were no material changes in significant accounting policies during the quarter ended March 31, 2014.

Recent Accounting Pronouncements

Information regarding recently issued accounting standards is included in Note 1 to the Consolidated Financial Statements in Part I, Item 1.

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

At March 31, 2014, we had long-term debt of $135.2 million associated with our Senior Convertible Notes, which are fixed rate instruments.  The market value of our long-term debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.

Foreign Currency Risk

Growth in our international operations will incrementally increase our exposure to foreign currency fluctuations as well as other risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures and other regulations and restrictions.

Foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies result in gains and losses that are reflected in our Consolidated Statements of Operations. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency-denominated transactions will result in increased net revenue and operating expenses. Conversely, our net revenue and operating expenses will decrease when the U.S. dollar strengthens against foreign currencies.

Transaction Exposure

The Company enters into short-term foreign currency forward contracts to offset the foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies.  Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in current earnings in “Other income (expense), net”. Foreign currency transaction gains and losses were immaterial and $0.2 million in the three months ended March 31, 2014 and 2013, respectively.

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

Other Market Risks

Investments in Auction Rate Securities

Information regarding auction rate securities is included in Note 4 to the Consolidated Financial Statements in Part I, Item 1.  We may incur temporary unrealized losses, or other-than-temporary realized losses, in the future if we are unable to recover the investment principal in our ARS.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a — 15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014.  The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on their evaluation of our disclosure controls and procedures as of March 31, 2014, our Chief Executive Officer and our Chief Financial Officer concluded that as of that date, our disclosure controls were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a — 15(f) and 15d — 15(f) under the Exchange Act) during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we currently deem immaterial also may impair our business operations. Our business, financial condition or results of operations could be materially adversely affected by any of these risks and the value of our common stock could decline due to any of these risks, and you could lose all or part of the money you paid to buy our common stock. The following discussion of our risk factors should be read in conjunction with the consolidated financial statements and related notes thereto, and management’s discussion and analysis, contained in this report, and the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2013.  Our business is also subject to general risks and uncertainties that affect many other companies. In addition, the current global economic climate amplifies many of these risks.

This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

•                  Dependence on Key Personnel and Employee Turnover. Our future success significantly depends on our ability to continue to identify, attract, hire, train, retain and motivate highly skilled personnel, including the continued services and performance of our senior management. Competition for these personnel is intense, particularly in the Internet industry. This also applies to additional technical resources required for our platform evolution.  Our performance also depends on our ability to attract, retain and motivate our key technical and other employees who are skilled in maintaining our proprietary technology platforms and business offerings. The loss of the services of any of our executive officers or other key employees could harm our business if we are unable to effectively replace that officer or employee, or if that person should decide to join a competitor or otherwise directly or indirectly compete with us. Employee turnover may also increase in light of the risks, uncertainties, expenses, delays and difficulties associated with operating a business in a relatively rapidly changing industry and environment.

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

The market price for our common stock has varied between a high of $18.99 and a low of $15.57 in the three months ended March 31, 2014. This volatility may affect the price at which you could sell your common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors; variations in our quarterly operating results from our expectations or those of securities analysts or investors; downward revisions in estimates by us or security analysts; and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.

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

Sales of products for one client, Microsoft, accounted for a significant portion of our revenue in the quarter ended March 31, 2014.  In addition, a limited number of other software and physical goods clients contribute a large portion of our annual revenue.  If any one of these key contracts is not renewed or otherwise terminates, or if revenues from these clients decline for any other reason (such as competitive developments), our revenue would decline and our ability to sustain profitability would be impaired.  If our contract with Microsoft is renegotiated, not renewed, or is otherwise terminated, or if revenues from Microsoft decline for any other reason, our revenue and our ability to sustain profitability could be materially adversely impaired.

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

Our agreements with our sponsoring financial institutions and certain payment processors require us to assume and bear the risk of “chargeback” losses. Under the rules of card network associations (including without limitation Visa and MasterCard), when a merchant processor acquires card transactions, it has certain contingent liabilities for the transactions processed. This contingent liability arises in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder’s favor. In such a case, the disputed transaction is charged back to the merchant and the disputed amount is credited or otherwise refunded to the cardholder. If we are unable to collect this amount from the merchant’s account, or if the merchant refuses or is unable to reimburse us for the chargeback due to merchant fraud, breach of contract, bankruptcy, insolvency or other reasons, we will bear the loss for the amount of the refund paid to the cardholders. In addition, if we are unable to recover these chargeback amounts from merchants, the obligation to pay the aggregate of any such amounts could have a material adverse effect on our results of operations and liquidity.

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

We believe that we have significant experience in assessing the risks associated with providing payment processing services to small and medium-sized merchants through our Digital River World Payments and LML subsidiaries. These risks include the limited operating history of many of the small and medium-sized merchants we serve and the risk that these merchants could be subject to a higher rate of insolvency, which could adversely affect us financially. We apply varying levels of scrutiny in our application evaluation and underwriting of prospective merchant accounts, ranging from basic due diligence for merchants with a low risk profile to a more thorough and detailed review for higher risk merchants.

As a result of our exposure to potential liability for merchant fraud, chargebacks, reject and other losses created by our merchant services business, we view our risk management and fraud avoidance practices as integral to our operations and overall success.

For our merchant clients conducting card-not-present transactions, which we view as having a higher risk profile, we employ an extended underwriting and due diligence period and special account monitoring procedures. Through the underwriting process, we evaluate the applicants’ financials, previous processing history and credit reports.

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

As we generate a significant portion of our revenues outside the U.S. but report our financial results in U.S. dollars, we are exposed to adverse movements in currency exchange rates.  Sales outside the United States accounted for approximately 48.0% of our total sales for the three months ended March 31, 2014.  A significant portion of our cash and marketable securities are held in non-U.S domiciled countries, primarily Ireland and Germany. The results of operations of, and certain of our intercompany balances associated with, our internationally focused websites are exposed to foreign exchange rate fluctuations. Upon translation, net sales and other operating results from our international operations may differ materially from expectations, and we may record significant gains or losses on the re-measurement of intercompany balances. If the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions will result in increased net revenues and operating expenses. Similarly, our net revenues and operating expenses will decrease if the U.S. dollar strengthens against foreign currencies, for example, as a result of the ongoing sovereign debt crisis in Europe. As we have expanded our international operations, our exposure to exchange rate fluctuations has become more pronounced. We may enter into short-term currency forward contracts to offset the foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. The use of such hedging activities may not offset more than a portion of the adverse financial impact resulting from unfavorable movements in foreign exchange rates.

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

We periodically assess whether we will generate sufficient taxable income to realize our deferred income tax assets.  Valuation allowances are established if it is not likely that we will realize our deferred income tax assets. In making this determination, we consider all available positive and negative evidence and make certain assumptions. We consider, among other things, our deferred tax liabilities, the overall business environment, our historical financial results, and potential current and future tax planning strategies. At March 31, 2014, the Company had net deferred tax liabilities of $7.1 million.  This amount includes a valuation allowance on approximately $8.1 million of deferred tax assets related to U.S. operating losses, $17.6 million of capital loss carryovers and $21.8 million of deferred tax assets related to other U.S. tax attributes as we believe it is more likely than not that these deferred tax assets will not be realized. We also have a valuation allowance on foreign net operating losses of approximately $2.2 million. Our assessment is ongoing and may conclude that we require additional valuation allowances in the future.  Any release of the valuation allowance would reduce income tax expense.

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

We sell products and services to consumers outside the United States and we intend to continue expanding our international presence. For the three months ended March 31, 2014, our sales to international consumers represented approximately 48.0% of our total sales. Continued expansion into international markets, particularly the European and Asia-Pacific regions, requires significant resources that we may fail to recover through generating additional revenue. Conducting business internationally is subject to risks that may have a material adverse effect on our ability to increase or maintain foreign sales, including:

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

Our “self-service” platforms typically have an automated structure that allows customers to sign up for and use our e-commerce services without significant participation from Digital River personnel. Despite our efforts to contractually prohibit the sale of inappropriate and illegal goods and services and our efforts to detect the same, the remote control nature of these platforms increases the risk that transactions involving the sale of unlawful goods or services or the violation of the proprietary rights of others may occur before we become aware of them. Furthermore, unscrupulous individuals may offer for sale, or attempt to purchase, illegal products via such platforms under innocuous names, further frustrating our attempts to prevent inappropriate use of our services. Failure to detect inappropriate or illegal uses of our platforms by third parties could expose us to a number of risks, including fines, increased fees or termination of services by payment processors or credit card associations, risks of lawsuits and governmental investigations, and civil and criminal penalties.

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

From time to time we are notified of potential patent disputes, and expect that we will increasingly be subject to the assertion of patent infringement claims against us and/or our customers as our services expand in scope and complexity. We have been, and from time-to-time may be, named as a defendant in lawsuits claiming that we have, in some way, violated the intellectual property rights of others. For example, we were named as a defendant in a patent litigation in the United States District Court for the Eastern District of Texas brought against us and various other defendants by DDR Holdings, LLC, seeking injunctive and monetary relief.  In April 2014, we reached a final settlement with DDR Holdings, LLC in the amount of $1.4 million.

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

The European Union has adopted a privacy directive that regulates the collection and use of information that identifies an individual person (Directive 95/46/EC). In general, according to the Directive, personal data should not be processed at all, except when certain conditions are met. These conditions fall into three categories: transparency, legitimate purpose, and proportionality. This being said, the Directive and its regulations inhibit or prohibit the collection and sharing of personal information to a certain extent and in ways that could harm our clients or us. Failure to comply with member state implementations of the Directive may result in fines, private lawsuits and enforcement actions. These enforcement actions can include interruption or shutdown of operations relating to the collection and sharing of information pertaining to citizens of the European Union.

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

As of March 31, 2014, we held $45.7 million of auction rate securities (ARS) at par value which we have recorded at $42.9 million fair value.  As of March 31, 2014 the ARS are 107— 140% over-collateralized and the underlying student loans are guaranteed by the U.S. government.

Due to the illiquid market conditions, the fair value of our ARS is $2.8 million, 6.1%, less than par value as of March 31, 2014.  This reduction from par value is considered temporary and is recorded in “Accumulated other comprehensive income (loss)”.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding the Company’s stock repurchases during the three months ended March 31, 2014.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan (in millions)
January 1, 2014 - January 31, 2014	—	$—	—	$46.4
February 1, 2014 - February 28, 2014	369,371	$16.91	369,371	$40.1
March 1, 2014 - March 31, 2014	446,279	$17.43	446,279	$32.3
Total	815,650		815,650

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

Date:	May 9, 2014		DIGITAL RIVER, INC.

		By:	/s/ Stefan B. Schulz

Stefan B. Schulz
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER		DESCRIPTION OF DOCUMENTS

3.1	(1)	Amended and Restated Certificate of Incorporation, as amended, as currently in effect.
3.2	(2)	Amended and Restated Bylaws, as currently in effect.
4.1	(3)	Specimen of Common Stock Certificate.
4.2	(4)	Indenture dated as of September 1, 2004 between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the 2004 Note.
4.3	(5)	Indenture dated as of November 1, 2010, between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the 2010 Note.
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial information from Digital River, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.*

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