Form 10-Q
period 2014-06-30
DIGITAL RIVER INC /DE
filed 2014-08-01
CIK 1062530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of common stock outstanding at July 1, 2014, was 31,979,266 shares.

DIGITAL RIVER, INC.

Form 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

DIGITAL RIVER, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(Unaudited)
	June 30,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$225,226	$483,868
Short-term investments	166,863	115,652
Accounts receivable, net of allowance of $2,987 and $3,206	58,994	70,865
Deferred tax assets	1,552	1,479
Prepaid expenses and other	23,406	27,878
Total current assets	476,041	699,742

Property and equipment, net	48,719	53,770
Goodwill	138,757	139,318
Intangible assets, net	24,631	29,217
Long-term investments	53,074	56,023
Deferred income taxes	1,174	1,037
Other assets	993	2,067
TOTAL ASSETS	$743,389	$981,174

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$167,554	$187,635
Accrued payroll	15,203	20,058
Deferred revenue	5,052	6,904
Other current liabilities	41,084	55,899
Total current liabilities	228,893	270,496

NON-CURRENT LIABILITIES
Senior convertible notes	135,180	295,795
Other liabilities	21,810	21,452
Total non-current liabilities	156,990	317,247
TOTAL LIABILITIES	385,883	587,743

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.01 par value; 120,000,000 shares authorized; 50,797,206 and 50,074,977 shares issued	508	501
Treasury stock at cost; 18,817,940 and 16,910,883 shares	(456,644)	(424,416)
Additional paid-in capital	771,207	761,560
Retained earnings	38,436	51,254
Accumulated other comprehensive income (loss)	3,999	4,532
Total stockholders’ equity	357,506	393,431
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$743,389	$981,174

See accompanying notes to consolidated financial statements.

DIGITAL RIVER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data; unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue	$87,386	$90,163	$185,193	$201,184
Costs and expenses (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	16,819	17,061	34,971	39,067
Network and infrastructure	13,858	14,326	27,937	29,401
Sales and marketing	24,223	25,946	48,525	55,402
Product research and development	18,650	17,611	36,923	34,859
General and administrative	12,322	13,682	24,641	32,029
Goodwill impairment	-	-	-	21,249
Depreciation and amortization	6,510	5,066	12,868	10,066
Amortization of acquisition-related intangibles	2,186	2,283	4,357	4,211
Total costs and expenses	94,568	95,975	190,222	226,284
Income (loss) from operations	(7,182)	(5,812)	(5,029)	(25,100)
Interest income	647	780	1,266	1,376
Interest expense	(890)	(1,964)	(2,497)	(3,942)
Other income (expense), net	119	6,109	(204)	17,013
Loss on extinguishment of debt	-	-	(5,605)	-
Income (loss) from continuing operations before income taxes	(7,306)	(887)	(12,069)	(10,653)
Income tax expense (benefit)	(31)	(684)	923	237
Income (loss) from continuing operations	(7,275)	(203)	(12,992)	(10,890)
Income (loss) from discontinued operations, net of tax	41	(669)	174	(1,347)
Net income (loss)	$(7,234)	$(872)	$(12,818)	$(12,237)

Income (loss) per share - basic:
Income (loss) from continuing operations	$(0.24)	$(0.01)	$(0.43)	$(0.33)
Income (loss) from discontinued operations	0.00	(0.02)	0.01	(0.04)
Net income (loss) per share - basic	$(0.24)	$(0.03)	$(0.42)	$(0.37)

Income (loss) per share - diluted:
Income (loss) from continuing operations	$(0.24)	$(0.01)	$(0.43)	$(0.33)
Income (loss) from discontinued operations	0.00	(0.02)	0.01	(0.04)
Net income (loss) per share - diluted	$(0.24)	$(0.03)	$(0.42)	$(0.37)

Shares used in per share calculation - basic	29,837	32,478	30,395	32,816
Shares used in per share calculation - diluted	29,837	32,478	30,395	32,816

See accompanying notes to consolidated financial statements.

DIGITAL RIVER, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands; unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income (loss)	$(7,234)	$(872)	$(12,818)	$(12,237)
Other comprehensive income (loss):
Unrealized foreign exchange gain (loss) on the revaluation of investments in foreign subsidiaries	1,425	(20)	(1,019)	(8,225)
Unrealized gain (loss) on investments	224	(406)	773	3,097
Tax benefit (expense)	(74)	(1,052)	(287)	(1,053)
Other comprehensive income (loss)	1,575	(1,478)	(533)	(6,181)
Comprehensive income (loss)	$(5,659)	$(2,350)	$(13,351)	$(18,418)

See accompanying notes to consolidated financial statements.

DIGITAL RIVER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Six Months Ended
	June 30,
	2014	2013
OPERATING ACTIVITIES
Net income (loss)	$(12,818)	$(12,237)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss (gain) on disposal of discontinued operations	(275)	-
Amortization of acquisition-related intangibles	4,357	4,211
Provision for doubtful accounts	(164)	928
Depreciation and amortization	12,868	10,118
Impairment of goodwill	-	21,249
Debt issuance cost amortization	538	855
Amortization of investment premiums	743	1,524
Loss (gain) on disposal of equipment	(358)	69
Gain on sale of investment	-	(17,526)
Loss on extinguishment of debt	5,605	-
Stock-based compensation expense	8,654	11,954
Deferred and other income taxes	(440)	(1,765)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	12,031	(9,577)
Prepaid and other assets	2,334	1,843
Accounts payable	(18,944)	(70,292)
Deferred revenue	(2,208)	(1,460)
Income tax payable	192	175
Other current liabilities	(9,444)	(4,000)
Net cash provided by (used in) operating activities	2,671	(63,931)
INVESTING ACTIVITIES
Purchases of investments	(164,363)	(53,243)
Sales of investments	117,057	66,847
Cash received (paid) for cost method investments	(658)	39,636
Cash paid for acquisitions, net of cash received	-	(55,843)
Proceeds from sale of equipment	532	-
Purchases of equipment and capitalized software	(8,152)	(13,167)
Net cash provided by (used in) investing activities	(55,584)	(15,770)
FINANCING ACTIVITIES
Repurchase of senior convertible notes	(173,298)	(5,354)
Exercise of stock options	-	1,273
Sales of common stock under employee stock purchase plan	1,020	1,183
Repurchase of common stock	(28,209)	(31,238)
Repurchase of restricted stock to satisfy tax withholding obligation	(4,039)	(4,261)
Net cash provided by (used in) financing activities	(204,526)	(38,397)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,203)	(1,906)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(258,642)	(120,004)
CASH AND CASH EQUIVALENTS, beginning of period	483,868	542,851
CASH AND CASH EQUIVALENTS, end of period	$225,226	$422,847

SUPPLEMENTAL DISCLOSURES
Cash paid for interest on senior convertible notes	$2,509	$3,068
Cash paid for income taxes	$2,584	$1,357

See accompanying notes to consolidated financial statements.

1. BASIS OF PRESENTATION

The unaudited consolidated financial statements of Digital River, Inc. and our wholly owned subsidiaries (we, our, Digital River, or the Company) included herein have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information, and, accordingly, do not include all financial information and footnotes normally required for a complete set of financial statements.  These consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission.

The unaudited consolidated statements reflect all adjustments, including normal recurring adjustments, which in our opinion are necessary to fairly state our consolidated financial position, results of operations and cash flows for the periods presented.  The results of operations for the three and six months ended June 30, 2014, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2014, due to seasonality and other factors.  The December 31, 2013, information was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

Summary of Significant Accounting Policies

A detailed description of our significant accounting policies can be found in our most recent Annual Report filed on Form 10-K for the fiscal year ended December 31, 2013.  There were no material changes in significant accounting policies during the quarter ended June 30, 2014.

Recent Accounting Pronouncements

ASU 2014-09 – Revenue from Contracts with Customers:  In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, which revises revenue recognition guidance in order to create a single standard that is intended to improve comparability over a range of industries, companies and geographic areas. The ASU is effective for reporting periods beginning after December 15, 2016, and will be applied retrospectively. We are currently reviewing the revised guidance and assessing the potential impact on our consolidated financial statements.

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

Reclassifications

The results of the operations of CustomCD, Inc. (CustomCD) and Digital River Education Services, Inc. (DRES), which were sold on September 30, 2013 and October 1, 2013, respectively, have been classified within Discontinued Operations in our Consolidated Statements of Operations for the three and six months ended June 30, 2014.  The operations of these entities in the corresponding three and six months ended June 30, 2013, have been reclassified into Discontinued Operations to conform with the current period presentation.

2. NET INCOME (LOSS) PER SHARE

The following table summarizes the computation of basic and diluted net income (loss) per share from continuing operations (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Income (loss) from continuing operations per share - basic
Income (loss) from continuing operations - basic	$(7,275)	$(203)	$(12,992)	$(10,890)
Weighted average shares outstanding - basic	29,837	32,478	30,395	32,816
Income (loss) from continuing operations per share - basic	$(0.24)	$(0.01)	$(0.43)	$(0.33)

Income (loss) from continuing operations per share - diluted
Income (loss) from continuing operations - basic	$(7,275)	$(203)	$(12,992)	$(10,890)
Exclude: Interest expense and amortized financing cost of convertible senior notes, net of tax benefit	-	-	-	-
Income (loss) from continuing operations - diluted	$(7,275)	$(203)	$(12,992)	$(10,890)

Weighted average shares outstanding - basic	29,837	32,478	30,395	32,816
Dilutive impact of non-vested stock and options outstanding	-	-	-	-
Dilutive impact of 2004 senior convertible notes	-	-	-	-
Weighted average shares outstanding - diluted	29,837	32,478	30,395	32,816
Income (loss) from continuing operations per share - diluted	$(0.24)	$(0.01)	$(0.43)	$(0.33)

Incremental shares of 307,053 and 260,614 for the three months ended June 30, 2014 and 2013, respectively, and 492,214 and 331,017 incremental shares for the six months ended June 30, 2014 and 2013, respectively, related to dilutive securities were not included in the diluted net income (loss) per share calculation because the Company reported a loss for these periods.  Incremental shares related to dilutive securities have an anti-dilutive impact on net income (loss) per share when a net loss is reported and therefore are not included in the calculation.

Options to purchase 395,605 and 825,134 shares for the three months ended June 30, 2014 and 2013, respectively, and 395,605 and 825,134 shares for the six months ended June 30, 2014 and 2013 were not included in the computation of diluted net income (loss) per share because their effect on diluted net income (loss) per share would have been anti-dilutive.

The unissued shares underlying our 2004 senior convertible notes, 741 and 199,828 weighted average shares for the three months ended June 30, 2014 and 2013, respectively, and weighted average shares of 880 and 199,828 for the six months ended June 30, 2014 and 2013, respectively, were excluded for the purposes of calculating diluted net income (loss) per share, because their effect on diluted net income (loss) per share would have been anti-dilutive.

The unissued shares underlying our 2010 senior convertible notes, 2,751,414 and 6,076,419 weighted average shares for the three months ended June 30, 2014 and 2013, respectively, and 3,880,414 and 6,096,519 weighted average shares for the six months ended June 30, 2014 and 2013, respectively, were excluded for the purpose of calculating diluted net income (loss) per share, because their effect on diluted net income (loss) per share would have been anti-dilutive.

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

The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax, by component for the periods ended June 30, 2014 and 2013, (in thousands):

	Foreign currency translation adjustment	Unrealized gain (loss) on investments	Total
Balance as of December 31, 2013	$3,720	$812	$4,532
Other comprehensive income (loss) before reclassifications	(1,019)	482	(537)
Reclassified adjustment for net loss included in net income (loss)	-	4	4
Net current period other comprehensive income (loss)	(1,019)	486	(533)
Balance as of June 30, 2014	$2,701	$1,298	$3,999

Balance as of December 31, 2012	$2,565	$(5,735)	$(3,170)
Other comprehensive income (loss) before reclassifications	(8,225)	2,048	(6,177)
Reclassified adjustment for net gain included in net income (loss)	-	(4)	(4)
Net current period other comprehensive income (loss)	(8,225)	2,044	(6,181)
Balance as of June 30, 2013	$(5,660)	$(3,691)	$(9,351)

The following table shows the gross amounts reclassified from accumulated other comprehensive income (loss) into the Consolidated Statements of Operations and the associated financial statement line item, for the periods ended June 30, 2014 (in thousands):

		June 30, 2014
Reclassification out of accumulated other comprehensive income	Financial statement line item	Three months ended	Six months ended
Realized gains (losses) on investments
	Other income (expense), net	$-	$(7)
	Income tax benefit (expense)	-	3
	Net income (loss)	$-	$(4)

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following table sets forth by level within the fair value hierarchy, our financial assets that were accounted for at fair value on a recurring basis at June 30, 2014 and December 31, 2013, (in thousands):

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Balance as of June 30, 2014
Cash and cash equivalents	$225,226	$225,226	$-	$-
Restricted cash	2,071	2,071	-	-
U.S. Treasury securities	20,000	20,000	-	-
U.S. government sponsored entities	1,001	-	1,001	-
Corporate bonds	140,862	140,862	-	-
Market basis equity investments	2,754	2,754	-	-
Auction rate securities	43,889	5,000	-	38,889
Total assets measured at fair value	$435,803	$395,913	$1,001	$38,889

Balance as of December 31, 2013
Cash and cash equivalents	$483,868	$483,868	$-	$-
Restricted cash	3,560	3,560	-	-
Commercial paper	9,992	9,992	-	-
U.S. government sponsored entities	4,000	-	4,000	-
Corporate bonds	101,660	101,660	-	-
Market basis equity investments	3,549	3,549	-	-
Auction rate securities	41,993	-	-	41,993
Total assets measured at fair value	$648,622	$602,629	$4,000	$41,993

As discussed further below, $5.0 million of auction rate securities (ARS) were transferred from Level 3 to Level 1 due to a call subsequent to June 30, 2014. There were no further transfers of assets between levels of the hierarchy during the periods ended June 30, 2014 and December 31, 2013.

The following table is a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3 inputs) (in thousands):

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)
Auction rate securities
Balance as of December 31, 2012	$37,001
Total unrealized gains (losses) included in other comprehensive income	5,092
Settlements	(100)
Balance as of December 31, 2013	$41,993
Total unrealized gains (losses) included in other comprehensive income	1,896
Settlements	-
Transfers out of Level 3	(5,000)
Balance as of June 30, 2014	$38,889

The following methods and assumptions were used to estimate the fair value of each class of financial instrument. There have been no changes in the valuation techniques used by the Company to fair value our financial instruments:

Cash and Cash equivalents.  Consist of cash on hand in bank deposits, highly liquid investments, certificates of deposit and money market accounts. The fair value was measured using quoted market prices and is classified as Level 1.  The carrying amount approximates fair value.

Restricted Cash.  Consist of cash and cash equivalents that are held in escrow accounts and restricted by agreements with third parties for a particular purpose.  The carrying amount approximates fair value and is classified as Level 1.

U.S. Treasury securities. Consist of U.S. Treasury bills at quoted market prices with maturity dates within one year and are classified as Level 1.

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

Corporate Bonds.  Consist of investment grade corporate bonds that trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis.  The fair value of these bonds was measured using quoted market prices and is classified as Level 1. The contractual maturities of these investments are within six years.

Market Basis Equity Investments. Consist of available-for-sale equity securities that trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis.  The fair value of these investments was measured using quoted market prices and is classified as Level 1.

Auction Rate Securities.  As of June 30, 2014, we held $45.7 million of ARS at par value which we have recorded at $43.9 million fair value.  Included in this balance is $5.0 million of ARS that was settled subsequent to June 30, 2014, in July 2014 at par. Due to the subsequent settlement, we have increased the fair value of this investment to par as of June 30, 2014.  As of December 31, 2013, we held $45.7 million of ARS at par value which was recorded at $42.0 million fair value.  As of June 30, 2014 the ARS are 108—  140% over-collateralized and the underlying student loans are guaranteed by the U.S. government.

Due to the illiquid market conditions, the fair value of our ARS is recorded at a discount to par value of $1.8 million, or 4.0%, as of June 30, 2014.  This reduction from par value is considered temporary and is recorded in “Accumulated other comprehensive income (loss)”.  The temporary reduction from par value recorded in “Accumulated other comprehensive income (loss)” was $3.7 million, 8.2%, as of December 31, 2013.  For the three months ended June 30, 2014 and 2013, unrealized gains on our ARS of $0.9 million and $0.1 million, respectively, are recorded in “Unrealized gain (loss) on investments” in our Consolidated Statements of Comprehensive Income (Loss). $0.4 million of unrealized gain in the three months ended June 30, 2014 was related to the ARS that was settled in July 2014.  For the six months ended June 30, 2014 and 2013, unrealized gains on our ARS of $1.9 million and $3.2 million, respectively, are recorded in “Unrealized gain (loss) on investments” in our Consolidated Statements of Comprehensive Income (Loss).

In evaluating our remaining ARS portfolio, we note sustained performance of our securities, strong parity levels, observed market redemption activity, continued receipt of interest and penalty payments, and an increase in fair value at June 30, 2014 compared to December 31, 2013. As we expect to receive all contractual cash flows, we do not believe the unrealized losses to be credit related.  We continue to believe that we will be able to liquidate at par over time. We also anticipate we will have sufficient cash flow from operations to execute our business strategy and fund our operational needs.  We do not intend to sell, or believe we will be required to sell, these investments prior to recovery of their amortized cost basis.  Accordingly, we treated the fair value decline as temporary.

The discounted cash flow model we used to value these securities included the following assumptions:

	June 30,			December 31,
	2014			2013
Unobservable inputs
Redemption period (in years)		6			7
Credit ratings		A- to AAA			BB+ to AAA
Penalty coupon rate	1.0%	to	1.5%	1.0%	to	1.5%
Weighted average annualized yield			1.3%			1.6%
Risk adjusted discount rate	4.1%	to	4.9%	4.7%	to	7.8%

Management makes estimates and assumptions about the ARS, which can be sensitive to changes and effect the determination of fair value.  An increase in the length of redemption period or an increase in the discount rate assumption would decrease our fair value.  Also, a decrease in the securities’ credit ratings would decrease our fair value.

The portfolio had a weighted average maturity of 30.3 years at June 30, 2014, excluding the ARS that was settled in July 2014, and 29.8 years as of December 31, 2013.

We classify our ARS as Level 3 long-term investments until we receive a call or partial call on the securities.  The $5.0 million of ARS that was settled in July 2014 was reclassified to a Level 1 investment and was reported within “Short-term investments” in our consolidated balance sheet as of June 30, 2014.  As of June 30, 2014 the remaining ARS portfolio was classified as Level 3 long-term investments. During the year ended December 31, 2013, we settled $0.1 million of ARS due to a partial call at par. As of December 31, 2013, our entire ARS portfolio was classified as Level 3 long-term investments. The amount of Level 3 assets as a percentage of total assets measured at fair value on a recurring basis was 8.9% and 6.5% as of June 30, 2014 and December 31, 2013, respectively.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances like evidence of impairment.  For the three and six months ended June 30, 2014 and 2013, other than the goodwill impairment recorded during the first quarter of 2013, as further discussed in Note 6 — Goodwill, we had no significant fair value adjustments of assets or liabilities on a nonrecurring basis subsequent to their initial recognition.  The inputs used in goodwill impairment fair value calculations fall within Level 3 inputs due to the significant unobservable inputs used to determine fair value.

5.  INVESTMENTS

As of June 30, 2014 and December 31, 2013, our available-for-sale securities consisted of the following (in thousands):

			Gross Unrealized Losses			Maturities/Reset Dates
		Gross Unrealized	Less than 12	Greater than 12		Less than 12	Greater than 12
	Cost	Gains	Months	Months	Fair Value	Months	Months
Balance as of June 30, 2014
U.S. Treasury securities	$19,999	$1	$	$	$20,000	$20,000	$-
U.S. government sponsored entities	1,000	1	-	-	1,001	-	1,001
Corporate bonds	140,938	9	(85)	-	140,862	56,528	84,334
Market basis equity investments	1,650	1,104	-	-	2,754	-	2,754
Auction rate securities	45,725	-	-	(1,836)	43,889	5,000	38,889
Total available-for-sale securities	$209,312	$1,115	$(85)	$(1,836)	$208,506	$81,528	$126,978
Balance as of December 31, 2013
Commercial paper	$9,992	$-	$-	$-	$9,992	$9,992	$-
U.S. government sponsored entities	4,000	-	-	-	4,000	-	4,000
Corporate bonds	101,400	281	(21)	-	101,660	58,280	43,380
Market basis equity investments	1,668	1,881	-	-	3,549	-	3,549
Auction rate securities	45,725	-	-	(3,732)	41,993	-	41,993
Total available-for-sale securities	$162,785	$2,162	$(21)	$(3,732)	$161,194	$68,272	$92,922

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

As of June 30, 2014 and December 31, 2013, the balance of our cost method equity investment was $11.4 million and $10.5 million, respectively, which is included in “Long-term investments” in our Consolidated Balance

Sheets.  During the first quarter of 2014, we invested an additional $0.6 million and converted a note receivable of $0.3 million into shares in our cost method equity investment.  During the first quarter of 2013, we sold a cost method equity investment to a third party and recorded a gain of $11.1 million. During the second quarter of 2013, we received additional funds based on our sales agreement and as a result we recorded additional gain of $6.5 million.  All gains related to this cost basis investment were recorded in “Other income (expense), net” in our Consolidated Statements of Operations.   Based on future events, we may receive up to $3.1 million of additional sale proceeds.  We have concluded that these additional funds represent contingent gains and have not accounted for them in our consolidated financial statements in accordance with U.S. GAAP.

We have not estimated the fair value of our cost method equity investment as of June 30, 2014 as we are not aware of any facts or circumstances that would indicate a decline in the fair value of this investment below its carrying value.

6.  GOODWILL

In the fourth quarter 2012, we determined our goodwill was impaired and recorded a preliminary non-cash pretax goodwill impairment charge.  During the first quarter of 2013, we completed our goodwill impairment analysis and recorded an additional non-cash pretax goodwill impairment charge of $21.2 million relating to our single reporting unit. The tax benefit associated with the first quarter impairment was offset by our tax valuation allowance.  As previously disclosed, a blended income and market approach was used to determine the applicable impairment changes.  The application of goodwill impairment tests is a level 3 fair value measurement and requires management judgment for many of the inputs.  Goodwill impairment charges are included as a separate operating expense line item, “Goodwill impairment” within Continuing Operations in our Consolidated Statements of Operations.

7.  STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense recognized related to employee stock options, restricted and performance stock awards and employee stock purchases (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Costs and expenses
Direct cost of services	$40	$47	$84	$89
Network and infrastructure	365	327	747	742
Sales and marketing	1,575	1,799	2,577	3,631
Product research and development	809	846	1,721	1,771
General and administrative	1,877	3,360	3,525	5,721
Stock-based compensation included in costs and expenses	$4,666	$6,379	$8,654	$11,954

8. INCOME TAXES

The provision (benefit) for income taxes from continuing operations is composed of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Current tax expense (benefit):
United States	$31	$(102)	$292	$1,436
International	(62)	(582)	631	(1,199)
Total current provision for income taxes	$(31)	$(684)	$923	$237

Tax Rate	0.4%	77.1%	(7.6)%	(2.2)%

Our quarterly estimate of our annual effective tax rate is subject to variation due to several factors, including our mix of earnings between tax jurisdictions and the corresponding statutory rates, discrete items and the non-recognition of tax benefits generated by net operating losses in jurisdictions with a valuation allowance.

On a quarterly basis, we assess whether a valuation allowance for net operating loss carryforwards and other deferred tax assets is needed.  We concluded during the second quarter of 2014 evaluation that we are required to maintain a valuation allowance against our net U.S. tax assets and certain foreign tax assets.

As of June 30, 2014, we had $10.5 million of unrecognized tax benefits, excluding related interest.  $9.8 million of these unrecognized tax benefits would affect our effective tax rate if recognized.  As of June 30, 2014, we had approximately $1.8 million of accrued interest related to uncertain tax positions.  Due to the potential resolution of examinations currently being performed by taxing authorities and the expiration of various statutes of limitation, it is reasonably possible that the balance of our gross unrecognized tax benefits may change within the next twelve months by a range of zero to $8.9 million.

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

On April 4, 2014, we settled two intellectual property lawsuits with DDR Holdings, LLC, each of which was dismissed with prejudice.  The full settlement amount was paid in April 2014.

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

To date, no significant costs have been incurred, either individually or collectively, in connection with our indemnification provisions

Commitments and Guarantees

At certain times, we enter into agreements where a letter of credit is required to ensure payment of future obligations by counterparties, such as our credit card processors and international taxing jurisdictions.  Upon withdrawal, we are obligated to fund the executor bank on demand.  We have not set aside specific funds to cover this potential obligation as we can generally recover these costs from our clients.  If drawn upon, we expect to fund this commitment with cash and cash equivalents.  There were $0.6 million in undrawn letters of credit as of June 30, 2014 and December 31, 2013.

10. DEBT

2010 Senior Convertible Notes

For the six months ended June 30, 2014, we repurchased $160.6 million of our 2.00% senior convertible notes (2010 Notes) in the open market for $164.5 million, excluding accrued interest.  All repurchases occurred in March 2014.  For the six months ended June 30, 2014, the loss on extinguishment of debt, including the premium on repurchase and acceleration of the recognition of deferred financing fees was $5.5 million.  For the three and six months ended June 30, 2013, we repurchased $4.0 million and $5.4 million, respectively, of the 2010 Notes in the open market for $4.0 million and $5.3 million, respectively, excluding accrued interest. For the three and six months ended June 30, 2013, the net gain on extinguishment of debt, which is the net of the gain on sale and the loss on acceleration of the recognition of deferred financing fees, was immaterial.  Notes repurchased are deemed to be extinguished for accounting purposes.

As of June 30, 2014, the carrying value of our 2010 Notes was $135.2 million and the fair value was $134.7 million.  As of December 31, 2013, the carrying value of our 2010 Notes was $295.8 million and the fair value was $298.3 million.  Fair values are based on the quoted fair market values of the debt.  Debt is classified as a level 3 fair value measurement.  We determine fair value based on the market approach.

2004 Senior Convertible Notes

On January 1, 2014, holders of $8.7 million of our 1.25% senior convertible notes (2004 Notes) exercised the option to require us to repurchase those notes at par.  The acceleration of the recognition of deferred financing fees related to these repurchased Notes resulted in a $0.1 million charge.  On June 6, 2014, the remaining balance of our 2004 Notes of $0.1 million was repurchased.  The 2004 Notes that were repurchased on January 1, 2014, were classified as current in “Other current liabilities” in our December 31, 2013, Consolidated Balance Sheet due to the subsequent repurchase.

As of December 31, 2013, the carrying value of our 2004 Notes was $8.8 million and the fair value was $8.9 million.  Fair values are based on the quoted fair market values of the debt.  Debt is classified as a level 3 fair value measurement.  We determine fair value based on the market approach.

11. DISCONTINUED OPERATIONS AND DISPOSALS

On September 30, 2013, we sold CustomCD, Inc., which was based in Portland, Oregon in a stock sale to a former employee.  On October 1, 2013, we sold Digital River Education Services, Inc., which was based in Plano, Texas in a stock sale to two former employees.  The results of operations of these entities, including the income (losses) on their respective sales, have been excluded from the results of continuing operations and are reported as discontinued operations.  We do not allocate interest income or interest expense to discontinued operations.  The operating results of the discontinued operations included in our Consolidated Statements of Operations, including adjustments to loss on the respective sales, for the three and six months ended June 30, 2014 and 2013, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue	$-	$2,308	$-	$4,980
Income (loss) on discontinued operations before taxes and loss on sales	-	(843)	-	(1,521)
Income (loss) on disposal of discontinued businesses before taxes	65	-	275	-
Provision (benefit) for income taxes	24	(174)	101	(174)
Income (loss) on discontinued operations, net of tax	$41	$(669)	$174	$(1,347)

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

When shoppers decide to purchase a customer’s product or service online, they are transferred to a commerce store and/or shopping cart operated by us using our multi-tenant commerce platform. Once on our system, shoppers can browse for products and make purchases using connected devices such as PCs, tablet computers, smartphones and other similar devices. After a purchase is made, we deliver the product or license key digitally via download over the Internet, enable access to the product via a time- or —usage-

based subscription model or  transmit instructions to a third party partner for physical fulfillment of the order.

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

For the three months ended June 30, 2014, we recorded a net loss of $7.2 million, or loss of $0.24 per share, comprised of net loss from continuing operations of $7.3 million, or loss of $0.24 per share and an immaterial gain from discontinued operations.  For the comparative period ended June 30, 2013, we recorded a net loss of $0.9 million, or loss of $0.03 per share, comprised of net loss from continuing operations of $0.2 million, or loss of $0.01 per share, and net loss from discontinued operations of $0.7 million, or loss of $0.02 per share.  Revenue for the quarter ended June 30, 2014 was $87.4 million, compared to $90.2 million for the same period in the prior year as commerce revenue decreased $2.6 million and payments revenue decreased $0.2 million.  The decrease in commerce revenue was mainly related to the continued impact of client attrition that occurred in 2012 while growth in payments revenue related to new client additions was offset by lower revenues from some existing clients, as well as the closure of a check processing entity. The level of client attrition and its impact on revenue continues to be consistent with our expectations and previous communications.

Total costs and expenses in continuing operations for the three months ended June 30, 2014 were $94.6 million compared to $96.0 million in the same period in the prior year, a decrease of 1.5%.

As of June 30, 2014 and December 31, 2013, we had $392.1 million and $599.5 million in cash, cash equivalents and short-term investments, respectively.

Results of Operations

Reclassifications

The results of the operations of CustomCD, Inc. (CustomCD) and Digital River Education Services, Inc. (DRES), which were sold on September 30, 2013 and October 1, 2013, respectively, have been classified within Discontinued Operations in our Consolidated Statements of Operations for the three and six months ended June 30, 2014.  The operations of these entities in the corresponding three and six months ended June 30, 2013 have been reclassified into Discontinued Operations to conform to the current period presentation.

The following table sets forth certain items from our Consolidated Statements of Operations as a percentage of total revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	19.2	18.9	18.9	19.4
Network and infrastructure	15.9	15.9	15.1	14.6
Sales and marketing	27.7	28.8	26.2	27.6
Product research and development	21.3	19.5	19.9	17.3
General and administrative	14.1	15.2	13.3	15.9
Goodwill impairment	-	-	-	10.6
Depreciation and amortization	7.5	5.6	6.9	5.0
Amortization of acquisition-related intangibles	2.5	2.5	2.4	2.1
Total costs and expenses	108.2	106.4	102.7	112.5
Income (loss) from operations	(8.2)	(6.4)	(2.7)	(12.5)
Interest income	0.7	0.9	0.7	0.7
Interest expense	(1.0)	(2.3)	(1.3)	(2.0)
Other income (expense), net	0.1	6.8	(0.1)	8.5
Gain (loss) on extinguishment of debt	-	-	(3.0)	-
Income (loss) from continuing operations before income taxes	(8.4)	(1.0)	(6.4)	(5.3)
Income tax expense (benefit)	-	(0.8)	0.5	0.1
Income (loss) from continuing operations	(8.4)	(0.2)	(6.9)	(5.4)
Income (loss) from discontinued operations, net of tax	-	(0.8)	0.1	(0.7)
Net income (loss)	(8.4)%	(1.0)%	(6.8)%	(6.1)%

Revenue.  Our revenue was $87.4 million and $90.2 million for the three months ended June 30, 2014 and 2013, respectively, a decrease of $2.8 million or 3.1%. For the six months ended June 30, 2014, revenue totaled $185.2 million, a decrease of $16.0 million or 7.9%, from revenue of $201.2 million for the same period in the prior year.

Our revenue is driven primarily by global commerce and payment services provided to a wide variety of companies in the software, consumer electronics, computer games and other markets. For the three and six months ended June 30, 2013, revenue from our divested businesses are included within discontinued operations.

Payments revenue for the three months ended June 30, 2014, was consistent with the same period in the prior year, decreasing $0.2 million or 1.1%, as the impact of new client additions was offset by lower revenue from some existing clients, as well as the closure of a check processing entity.  For the six months ended June 30, 2014, payments revenue increased $2.7 million or 8.8%, compared to the same period in the prior year, driven primarily by client expansion.

Commerce revenue, including Microsoft, decreased $2.6 million or 3.5%, for the three months ended June 30, 2014, compared to the same period in the prior year, due mainly to the continued impact of client attrition that occurred in 2012.  For the six months ended June 30, 2014, commerce revenue decreased $18.7 million or 11.0%, due primarily to one-time significant product launches that occurred in the first quarter of 2013, as well as attrition.

International sales were approximately 48.6% and 48.3% of revenue from continuing operations in the three and six month periods ended June 30, 2014, compared to 49.3% and 48.1% for the same periods in the prior year.

Direct Cost of Services. Direct cost of services includes payment processing fees, chargeback expense, fraud detection and prevention, costs related to product fulfillment, delivery solutions and certain client-specific costs.  Direct cost of service was $16.8 million for the three months ended June 30, 2014, consistent with $17.1 million for the same period in the prior year.  For the six months ended June 30, 2014, direct cost of services was $35.0 million compared to $39.1 million for the same period in the prior year.  This decrease was primarily related to lower payment processing costs.

Network and Infrastructure.  Our network and infrastructure expenses primarily include costs to operate and maintain our technology platforms, customer service, data communication and data center operations. Network and infrastructure expenses were $13.9 million and $14.3 million for the three months ended June 30, 2014 and 2013, respectively.  For the sixth months ended June 30, 2014 and 2013, network and infrastructure expenses were $27.9 million and $29.4 million, respectively.  The decreases for both periods were primarily related to reductions in workforce related expenses.

Sales and Marketing.  Our sales and marketing expenses include personnel and related costs, advertising, promotional and product marketing expenses.  Sales and marketing expenses were $24.2 million and $25.9 million for the three months ended June 30, 2014 and 2013, respectively.  Reductions in bad debt expense due to improved collections performance and decreases in workforce related costs were the primary drivers of this decrease.  For the six months ended June 30, 2014 and 2013, sales and marketing expenses were $48.5 million and $55.4 million, respectively.  The decrease year-over year was driven by reductions in workforce costs and lower marketing expense, including the utilization of third parties.

Product Research and Development.    Our product research and development expenses include costs associated with design, development and enhancement of our technology platforms and related systems. Research and development costs are expensed as incurred, except certain internal-use software development costs that are eligible for capitalization and costs directly associated with preparing a client website launch that are eligible to be deferred and amortized over the life of the site’s associated revenue streams.  Product research and development expenses were $18.7 million and $17.6 million for the three months ended June 30, 2014 and 2013, respectively, and   $36.9 million and $34.9 million for the six months ended June 30, 2014 and 2013, respectively.  The increases for both periods were driven by employee and contractor expenses related to the continued investment in our platforms.

General and Administrative.    Our general and administrative expenses primarily include executive, finance, human resources and other administrative workforce and other related expenses, fees for professional services, bank fees, litigation costs, insurance costs, acquisition and integration costs and non-income related taxes. General and administrative expenses were $12.3 million and $13.7 million for the three months ended June 30, 2014 and 2013, respectively.  The decrease was primarily related to strategic consulting expenses incurred in 2013 associated with business transformation plans, as well as increased stock compensation expense associated with an executive departure.  For the six months ended June 30, 2014 and 2013,  general and administrative expenses were $24.6 million and $32.0 million, respectively.  The decrease was primarily related to severance, legal fees, and acquisition and integration costs incurred in 2013 associated with the acquisition of LML Payment Systems, Inc., as well as the business transformation and stock compensation expenses discussed above.

Goodwill Impairment.  During the first quarter of 2013, we completed our fiscal year 2012 goodwill impairment analysis and recorded an additional non-cash pretax goodwill impairment charge of $21.2 million.

Depreciation and Amortization.    Our depreciation and amortization expenses include the depreciation of computer equipment, office furniture and leasehold improvements and the amortization of purchased and internally developed software.  Computer equipment, software and furniture are depreciated/amortized under the straight-line method using three to seven year lives and leasehold improvements are depreciated over the shorter of the life of the asset or the remaining length of the lease. Depreciation and amortization expense was $6.5 million and $5.1 million for the three months ended June 30, 2014 and 2013, respectively.    Depreciation and amortization expense was $12.9 million and $10.1 million for the six months ended June 30, 2014 and 2013, respectively. The increase in depreciation and amortization in both periods is primarily related to assets acquired for the new data center which were put into service in the third quarter of 2013.

Amortization of Acquisition-Related Intangibles.  Acquisition-related intangibles consists of the assets such as customer relationships, technology and trade names acquired in business combinations.  Amortization of acquisition-related intangible assets was $2.2 million for the three months ended June 30, 2014, consistent with the $2.3 million recognized in the three months ended June 30, 2013.    Amortization of acquisition-related intangible assets was $4.4 million and $4.2 million for the six months ended June 30, 2014 and 2013, respectively.

Interest Income.  Our interest income represents the total of interest income on our cash, cash equivalents, short-term investments and certain long-term investments.  Interest income was $0.6 million and $0.8 million for the three months ended June 30, 2014 and 2013, respectively. Interest income was $1.3 million and $1.4 million for the six months ended June 30, 2014 and 2014, respectively.  The small decrease in interest income in both periods is related to lower cash and equivalent and investment balances due to senior convertible note and stock repurchases over the past year.

Interest Expense.    Our interest expense includes the total of cash and non-cash interest expense attributable to our outstanding convertible debt. For the three months ended June 30, 2014 and 2013, interest expense was $0.9 million and $2.0 million, respectively, which included $0.2 million and $0.4 million of debt financing cost amortization, respectively. For the six months ended June 30, 2014 and 2013, interest expense was $2.5 million and $3.9 million, respectively, which included $0.5 million and $0.9 million of debt financing cost amortization, respectively.  The decrease in interest expense in both periods was due to the repurchase of our senior convertible notes during 2013 and the first quarter of 2014.

Other Income (Expense), Net. Other income (expense), net includes foreign currency transaction gains and losses, gains and losses on investments or asset disposals (excluding disposals of businesses included in discontinued operations), and dividend income.  Other income (expense), net was $0.1 million of income compared to $6.1 million of income for the three months ended June 30, 2014 and 2013, respectively.  Other income (expense), net was $0.2 million of expense compared to $17.0 million of income for the six months ended June 30, 2014 and 2013, respectively.  The other income, net that was recognized in the three and six months ended June 30, 2013 was related to gains on the sale of a cost method investment.

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

Income Tax Expense. For the three months ended June 30, 2014 and 2013, our tax benefit related to continuing operations was immaterial and $0.7 million, respectively.  For the three months ended June 30, 2014 our tax expense related to discontinued operations was immaterial compared to a tax benefit of $0.2 million for the three months ended June 30, 2013.  For the three months ended June 30, 2014, our tax benefit related to continuing operations consisted of an immaterial U.S. tax benefit and approximately $0.1 million of foreign tax benefit.  For the three months ended June 30, 2013, our tax benefit related to continuing operations consisted of approximately $0.1 million of U.S. tax benefit and $0.6 million of foreign tax benefit.  For the three months ended June 30, 2014 and 2013, the tax rate was a benefit of 0.4% and 77.1%, respectively.

For the six months ended June 30, 2014 and 2013, our tax expense related to continuing operations was $0.9 million and $0.2 million, respectively.  For the six months ended June 30, 2014 our tax expense related to discontinued operations was $0.1 million compared to a tax benefit of $0.2 million for the six months ended June 30, 2013.  For the six months ended June 30, 2014, our tax expense related to continuing operations consisted of approximately $0.3 million of U.S. tax expense and $0.6 million of foreign tax expense.  For the six months ended June 30, 2013, our tax expense related continuing operations consisted of approximately $1.4 million of U.S. tax expense and $1.2 million of foreign tax benefit.  For the six months ended June 30, 2014 and 2013, the tax rate was 7.6% and 2.2%, respectively.

Discontinued Operations.  The pre-tax gain related to the disposal of discontinued operations recorded in the three months ended June 30, 2014 was $0.1 million compared to a pre-tax loss related to the operation of the discontinued entities of $0.8 million for the three months ended June 30, 2013. Total net income from discontinued operations was immaterial for the three months ended June 30, 2014, compared to a net loss of $0.7 million for the same period in the prior year.  The pre-tax gain related to the disposal of discontinued operations recorded in the six months ended June 30, 2014 was $0.3 million compared to a pre-tax loss related to the operation of the discontinued entities of $1.5 million for the six months ended June 30, 2013.  Total net income from discontinued operations was $0.2 million for the six months ended June 30, 2014, compared to a net loss of $1.4 million for the same period in the prior year.

Off Balance Sheet Arrangements

None.

Liquidity and Capital Resources

	Six Months Ended
	June 30,
	2014	2013
Cash provided by (used in):
Operating activities	$2,671	$(63,931)
Investing activities	(55,584)	(15,770)
Financing activities	(204,526)	(38,397)
Effect of exchange rate changes on cash and cash equivalents	(1,203)	(1,906)
Net increase (decrease) in cash and cash equivalents	$(258,642)	$(120,004)

As of June 30, 2014, we had $225.2 million of cash and cash equivalents, approximately 62.6% was held by our international subsidiaries. In April 2014, we repatriated approximately $124.7 million of cash from foreign locations.  We evaluated the impact of these repatriations and determined that we did not incur a U.S. tax liability as a result of these repatriations, nor was there any other significant impact to our consolidated financial statements.   Cash and cash equivalents are sufficient to fund our current and anticipated operations and we do not anticipate any local liquidity restrictions that would preclude us from funding our expansion or operating needs.

Operating Activities

Net cash provided by operations for the six months ended June 30, 2014, of $2.7 million was primarily due to changes in working capital, a $16.0 million use of cash.  Excluding the impact of working capital changes, our operating cash flow for the six months ended June 30, 2014, was $18.7 million.  Net cash used in operations for the six months ended June 30, 2013 was $63.9 million, and was primarily the result of changes in working capital, an $83.3 million use of cash.  Excluding the impact of working capital changes, our operating cash flow for the six months ended June 30 2013, was $19.4 million.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2014, was  $55.6 million and was the result of net purchases of investments of $48.0 million and purchases of equipment and capitalized software of $8.2 million, offset by proceeds from sale of equipment of $0.5 million. Net cash used in investing activities for the six months ended June 30, 2013, was $15.8 million and was the result of net cash paid for acquisitions of $55.8 million and $13.2 million of purchases of equipment and capitalized software, offset by net sales of investments of $53.2 million.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2014, was $204.5 million and was due to $173.3 million in repurchases of our senior convertible notes, $28.2 million in repurchases of our common stock and $4.0 million in repurchases of restricted stock to satisfy tax withholding obligations, offset by $1.0 million of sales of common stock under the employee stock purchase plan.  Net cash used in financing activities for the six months ended June 30, 2013, was $38.4 million and was due to $31.2 million in repurchases of common stock, $4.3 million in repurchases of restricted stock to satisfy tax withholding obligations and $5.4 million in repurchases of senior convertible notes, offset by proceeds of $1.3 million related to the exercise of stock options and $1.2 million of sales of common stock under the employee stock purchase plan.

Effect of Exchange Rate Changes

For the three months ended June 30, 2014 and 2013, changes in foreign currency rates resulted in decreases in our cash and cash equivalents of $1.2 million and $1.9 million, respectively.  The changes are due to foreign currency volatility on our international entity balance sheet exposures, primarily from the Euro.

Auction Rate Securities

Information regarding auction rate securities is included in Note 4 to the Consolidated Financial Statements in Part I, Item 1.

Commitments and Guarantees

At certain times, we enter into agreements where a letter of credit is required to ensure payment of future obligations by counterparties, such as our credit card processors and international taxing jurisdictions.  Upon withdrawal, we are obligated to fund the executor bank on demand.  We have not set aside specific funds to cover this potential obligation as we can generally recover these costs from our clients.  If drawn upon, we expect to fund this commitment with cash and cash equivalents.  There were $0.6 million and $0.6 million in undrawn letters of credit at June 30, 2014 and December 31, 2013, respectively.

Application of Critical Accounting Policies

Critical Accounting Estimates and Policies

A detailed description of our significant accounting policies can be found in our most recent Annual Report filed on Form 10-K for the fiscal year ended December 31, 2013.  There were no material changes in significant accounting policies during the six months ended June 30, 2014.

Recent Accounting Pronouncements

Information regarding recently issued accounting standards is included in Note 1 to the Consolidated Financial Statements in Part I, Item 1.

Item 3.  Qualitative and Quantitative Disclosure about Market Risk

Interest Rate Risk

Our portfolio of cash equivalents, short-term and long-term investments is maintained in a variety of securities, including government agency obligations, corporate bonds, and money market funds. Investments are classified as available-for-sale securities and carried at their market value with cumulative unrealized gains or losses recorded as a component of “Accumulated other comprehensive income (loss)” within stockholders’ equity. A sharp rise in interest rates could have an adverse impact on the market value of certain securities in our portfolio. We do not currently hedge our interest rate exposure and do not purchase financial instruments for trading or speculative purposes.

At June 30, 2014, we had long-term debt of $135.2 million associated with our Senior Convertible Notes, which are fixed rate instruments.  The market value of our long-term debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.

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

Transaction Exposure

The Company enters into short-term foreign currency forward contracts to offset the foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies.  Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in current earnings in “Other income (expense), net”. Foreign currency transaction gains and losses were a loss of $0.1 million and a loss of $0.4 million in the three months ended June 30, 2014 and 2013, respectively. Foreign currency transaction losses were immaterial and a loss of $0.5 million in the six months ended June 30, 2014 and 2013, respectively.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014.  The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on their evaluation of our disclosure controls and procedures as of June 30, 2014, our Chief Executive Officer and our Chief Financial Officer concluded that as of that date, our disclosure controls were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

▪

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

▪

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

▪

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

▪

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

▪

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

▪

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

▪

Operating Expenses. Our operating expenses are based on our expectations of future revenue. These expenses are relatively fixed in the short-term. If our revenue for a quarter falls below our expectations and we are unable to quickly reduce spending in response, our operating results for that quarter would be harmed.

▪

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

▪

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

▪

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

▪	Other Factors. Additional industry risks that may affect our revenues, operating results, continued growth and our stock price include:

o	Competitive developments, including the introduction of new products and services and the announcement of new client and strategic relationships by our competitors;

o

Changes that affect our clients or the viability of their product lines, and client decisions to delay new product launches, invest in e-commerce initiatives, utilize the services of a competitor, or internalize their currently outsourced e-commerce operations;

o

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

o

Our announcement of significant acquisitions, strategic partnerships, joint ventures, divestitures or capital commitments or results of operations or other developments related to those transactions, and our ability to successfully integrate and manage acquired businesses;

o	Required changes in generally accepted accounting principles and disclosures;

o	Sales or other transactions involving our common stock or our convertible notes;

o

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

o

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

The market price for our common stock has varied between a high of $17.99 and a low of $14.69 in the three months ended June 30, 2014. This volatility may affect the price at which you could sell your common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors; variations in our quarterly operating results from our expectations or those of securities analysts or investors; downward revisions in estimates by us or security analysts; and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.

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

Sales of products for one client, Microsoft, accounted for a significant portion of our revenue in the quarter ended June 30, 2014.  In addition, a limited number of other software and physical goods clients contribute a large portion of our annual revenue.  If any one of these key contracts is not renewed or otherwise terminates, or if revenues from these clients decline for any other reason (such as competitive developments), our revenue would decline and our ability to sustain profitability would be impaired.  If our contract with Microsoft is renegotiated, not renewed, or is otherwise terminated, or if revenues from Microsoft decline for any other reason, our revenue and our ability to sustain profitability could be materially adversely impaired.

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

As we generate a significant portion of our revenues outside the U.S. but report our financial results in U.S. dollars, we are exposed to adverse movements in currency exchange rates.  Sales outside the United States accounted for approximately 48.6% of our total sales for the three months ended June 30, 2014.  A significant portion of our cash and marketable securities are held in non-U.S domiciled countries, primarily Ireland and Germany. The results of operations of, and certain of our intercompany balances associated with, our internationally focused websites are exposed to foreign exchange rate fluctuations. Upon translation, net sales and other operating results from our international operations may differ materially from expectations, and we may record significant gains or losses on the re-measurement of intercompany balances. If the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions will result in increased net revenues and operating expenses. Similarly, our net revenues and operating expenses will decrease if the U.S. dollar strengthens against foreign currencies, for example, as a result of the ongoing sovereign debt crisis in Europe. As we have expanded our international operations, our exposure to exchange rate fluctuations has become more pronounced. We may enter into short-term currency forward contracts to offset the foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. The use of such hedging activities may not offset more than a portion of the adverse financial impact resulting from unfavorable movements in foreign exchange rates.

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

We periodically assess whether we will generate sufficient taxable income to realize our deferred income tax assets.  Valuation allowances are established if it is not likely that we will realize our deferred income tax assets. In making this determination, we consider all available positive and negative evidence and make certain assumptions. We consider, among other things, our deferred tax liabilities, the overall business environment, our historical financial results, and potential current and future tax planning strategies. We concluded during the second quarter of 2014 evaluation that we are required to maintain a valuation allowance against our net U.S. tax assets and certain foreign tax assets. Our assessment is ongoing and may conclude that we require additional valuation allowances in the future.  Any release of the valuation allowance would reduce income tax expense.

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

We sell products and services to consumers outside the United States and we intend to continue expanding our international presence. For the three months ended June 30, 2014, our sales to international consumers represented approximately 48.6% of our total sales. Continued expansion into international markets, particularly the European and Asia-Pacific regions, requires significant resources that we may fail to recover through generating additional revenue. Conducting business internationally is subject to risks that may have a material adverse effect on our ability to increase or maintain foreign sales, including:

▪	Changes in regulatory requirements and tariffs;
▪	Difficulties in staffing and managing foreign subsidiary operations, and the increased costs of international operations;
▪	Uncertainty of application of, and the burden and cost of complying with, local, commercial, tax, privacy and other laws and regulations;
▪	Reduced protection of intellectual property rights;
▪	Difficulties in physical distribution and logistics for international sales;
▪	Higher incidences of credit card fraud and difficulties in accounts receivable collection;
▪	Difficulties in transferring funds from certain countries;
▪	Difficulties in enforcing contracts against international clients, especially in emerging markets;
▪	Lower rates of Internet usage in certain countries, especially in emerging markets;
▪	Different employer/employee relationships, the existence of workers’ councils, and the possibility of unionization of our workforce outside the United States, particularly in Europe;
▪	Political, social and economic instability and constraints on international trade; and
▪	Import and export license requirements and restrictions of the United States and every other country in which we operate.

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

We are subject to the same international, federal, state and local laws as other companies conducting business over the Internet. Because our services are accessible worldwide, and we facilitate sales of products to customers worldwide, international jurisdictions may claim that we are required to comply with their laws, rules and regulations. Laws regulating Internet companies outside of the United States may be less favorable than those in the United States, giving greater rights to consumers, content owners and users. Compliance with international, federal, state and local laws may be costly or may require us to change our business practices or restrict our service offerings relative to those provided in the United States. As our services are available over the Internet in multiple states and foreign countries, these jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each state or foreign country. Failure to qualify as a foreign corporation in a required jurisdiction could subject us to taxes and penalties and could result in our inability to enforce contracts in these jurisdictions. Laws, rules and regulations applicable to our business include areas such as:

▪	User privacy with respect to adults and minors;
▪	Our ability to collect and/or share necessary information that allows us to conduct business on the Internet;
▪	Export compliance;
▪	Pricing, taxation, and regulatory fees;
▪	Fraud;
▪	Advertising;
▪	Intellectual property rights;
▪	Information security;
▪	Quality of products and services;
▪	Recycling of consumer products; and
▪	Our investments in other companies.

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

From time to time we are notified of potential patent disputes, and expect that we will increasingly be subject to the assertion of patent infringement claims against us and/or our customers as our services expand in scope and complexity. We have been, and from time-to-time may be, named as a defendant in lawsuits claiming that we have, in some way, violated the intellectual property rights of others. For example, we were named as a defendant in a patent litigation in the United States District Court for the Eastern District of Texas brought against us and various other defendants by DDR Holdings, LLC, seeking injunctive and monetary relief.  In April 2014, we reached a final settlement with DDR Holdings, LLC.

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

Although we maintain system redundancies in multiple physical locations, our systems and operations are vulnerable to damage or interruption, among other factors from:

▪	Fire, flood, natural disasters, and other events beyond our control;
▪	Defects introduced by third party technology;
▪	Banking connections;
▪	Defects introduced by outsourced services;
▪	Third party and outsourced services technology failure due to defects in hardware and or firmware;
▪	Catastrophic hardware failure of a third party;
▪	Catastrophic hardware failure of an outsourced or cloud-based service provider;
▪	Errors introduced by software and or hardware maintenance;
▪	Operator negligence, improper operation by, or supervision of, employees, physical and electronic break-ins, misappropriation, computer viruses and similar events; and
▪	Power loss, computer systems failures, denial-of-service attacks and Internet and telecommunications failure.

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

▪	E-Commerce capabilities custom-developed by companies, such as IBM Global Services and Accenture, Inc.;
▪	New e-commerce models through which consumers can purchase software products for their computers and computing devices, such as app stores;
▪

Other providers of outsourced e-commerce solutions, such as cleverbridge AG, eBay, Inc. (which acquired GSI Commerce, Inc. and Magento, Inc.), Demandware Inc., Avangate BV, asknet AG and arvato Systems, a division of Bertelsmann AG;

▪

Companies that provide technologies, services or products that support a portion of the e-commerce process, such as payment processing, including WorldPay Ltd., GlobalCollect, CyberSource Corporation (a subsidiary of Visa, Inc.), Chase Paymentech, Stripe, Square, Inc., and PayPal Corporation and Braintree (subsidiaries of eBay, Inc.);

▪	Companies that offer various online marketing services, technologies and products, including ValueClick, Inc. and Microsoft Advertising (formerly aQuantive, Inc.);
▪

High-traffic, branded websites that generate a substantial portion of their revenue from e-commerce and may offer or provide to others the means to offer their products for sale, such as Amazon.com, Inc. and Buy.com, Inc.; and,

▪

Web hosting, web services and infrastructure companies that offer portions of our solution and are seeking to expand the range of their offering, such as Network Solutions, LLC, Web.com Group, Inc., Shopify, Inc., PrestaShop, Inc., Akamai Technologies, Inc., Yahoo!, Inc., eBay, Inc. and Hostopia.com, Inc.

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

As of June 30, 2014, we held $45.7 million of auction rate securities (ARS) at par value which we have recorded at $43.9 million fair value.  As of June 30, 2014 the ARS are 108– 140% over-collateralized and the underlying student loans are guaranteed by the U.S. government.

Due to the illiquid market conditions, the fair value of our ARS is recorded at a discount to par value of $1.8 million, or 4.0%, as of June 30, 2014.  This reduction from par value is considered temporary and is recorded in “Accumulated other comprehensive income (loss)”.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding the Company’s stock repurchases during the three months ended June 30, 2014.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan (in millions)
April 1, 2014 - April 30, 2014	309,724	$17.18	309,724	$27.0
May 1, 2014 - May 31, 2014	554,704	$15.98	554,704	$18.2
June 1, 2014 - June 30, 2014	-	$-	-	$18.2
Total	864,428		864,428

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

(a)Exhibits

See exhibits listed under the Exhibit Index below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 1, 2014		DIGITAL RIVER, INC.

		By:	/s/ Stefan B. Schulz

Stefan B. Schulz
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER		DESCRIPTION OF DOCUMENTS

3.1	(1)	Amended and Restated Certificate of Incorporation, as amended, as currently in effect.
3.2	(2)	Amended and Restated Bylaws, as currently in effect.
4.1	(3)	Specimen of Common Stock Certificate.
4.2	(4)	Indenture dated as of September 1, 2004 between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the 2004 Note.
4.3	(5)	Indenture dated as of November 1, 2010, between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the 2010 Note.
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial information from Digital River, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.*

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