Form 10-Q
period 2014-09-30
DIGITAL RIVER INC /DE
filed 2014-10-31
CIK 1062530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2014

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

The number of shares of common stock outstanding at October 1, 2014, was 31,888,021 shares.

DIGITAL RIVER, INC.

Form 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

DIGITAL RIVER, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(Unaudited)
	September 30,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$233,405	$483,868
Short-term investments	152,424	115,652
Accounts receivable, net of allowance of $3,062 and $3,206	64,667	70,865
Deferred tax assets	1,455	1,479
Prepaid expenses and other	24,916	27,878
Total current assets	476,867	699,742

Property and equipment, net	47,386	53,770
Goodwill	133,638	139,318
Intangible assets, net	21,565	29,217
Long-term investments	52,965	56,023
Deferred income taxes	1,078	1,037
Other assets	879	2,067
TOTAL ASSETS	$734,378	$981,174

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$168,010	$187,635
Accrued payroll	15,468	20,058
Deferred revenue	4,522	6,904
Other current liabilities	42,169	55,899
Total current liabilities	230,169	270,496

NON-CURRENT LIABILITIES
Senior convertible notes	135,180	295,795
Other liabilities	12,454	21,452
Total non-current liabilities	147,634	317,247
TOTAL LIABILITIES	377,803	587,743

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.01 par value; 120,000,000 shares authorized; 50,709,661 and 50,074,977 shares issued	507	501
Treasury stock at cost; 18,821,640 and 16,910,883 shares	(456,696)	(424,416)
Additional paid-in capital	775,704	761,560
Retained earnings	42,590	51,254
Accumulated other comprehensive income (loss)	(5,530)	4,532
Total stockholders’ equity	356,575	393,431
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$734,378	$981,174

See accompanying notes to consolidated financial statements.

DIGITAL RIVER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data; unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue	$88,835	$87,260	$274,028	$288,444
Costs and expenses (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	18,304	16,205	53,275	55,272
Network and infrastructure	13,775	14,648	41,712	44,049
Sales and marketing	25,060	25,013	73,585	80,415
Product research and development	18,297	18,108	55,220	52,967
General and administrative	10,669	12,011	35,310	44,040
Goodwill impairment	-	-	-	21,249
Depreciation and amortization	6,601	5,682	19,469	15,748
Amortization of acquisition-related intangibles	2,038	2,149	6,395	6,360
Total costs and expenses	94,744	93,816	284,966	320,100
Income (loss) from operations	(5,909)	(6,556)	(10,938)	(31,656)
Interest income	469	553	1,735	1,929
Interest expense	(890)	(1,941)	(3,387)	(5,884)
Other income (expense), net	2,063	(297)	1,859	16,717
Loss on extinguishment of debt	-	-	(5,605)	-
Income (loss) from continuing operations before income taxes	(4,267)	(8,241)	(16,336)	(18,894)
Income tax expense (benefit)	(8,278)	(645)	(7,355)	(408)
Income (loss) from continuing operations	4,011	(7,596)	(8,981)	(18,486)
Income (loss) from discontinued operations, net of tax	143	(4,891)	317	(6,238)
Net income (loss)	$4,154	$(12,487)	$(8,664)	$(24,724)

Income (loss) per share - basic:
Income (loss) from continuing operations	$0.14	$(0.24)	$(0.30)	$(0.57)
Income (loss) from discontinued operations	-	(0.16)	0.01	(0.19)
Net income (loss) per share - basic	$0.14	$(0.40)	$(0.29)	$(0.76)

Income (loss) per share - diluted:
Income (loss) from continuing operations	$0.13	$(0.24)	$(0.30)	$(0.57)
Income (loss) from discontinued operations	0.01	(0.16)	0.01	(0.19)
Net income (loss) per share - diluted	$0.14	$(0.40)	$(0.29)	$(0.76)

Shares used in per share calculation - basic	29,665	31,487	30,050	32,435
Shares used in per share calculation - diluted	30,126	31,487	30,050	32,435

See accompanying notes to consolidated financial statements.

DIGITAL RIVER, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands; unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income (loss)	$4,154	$(12,487)	$(8,664)	$(24,724)
Other comprehensive income (loss):
Unrealized foreign exchange gain (loss) on the revaluation of investments in foreign subsidiaries	(9,857)	8,749	(10,876)	524
Unrealized gain (loss) on investments	(107)	292	666	3,389
Tax benefit (expense)	437	1,053	148	-
Other comprehensive income (loss)	(9,527)	10,094	(10,062)	3,913
Comprehensive income (loss)	$(5,373)	$(2,393)	$(18,726)	$(20,811)

See accompanying notes to consolidated financial statements.

DIGITAL RIVER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Nine Months Ended
	September 30,
	2014	2013
OPERATING ACTIVITIES
Net income (loss)	$(8,664)	$(24,724)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss (gain) on disposal of discontinued operations	(317)	2,110
Amortization of acquisition-related intangibles	6,395	6,360
Provision for doubtful accounts	599	1,400
Depreciation and amortization	19,469	15,831
Impairment of goodwill	-	21,249
Debt issuance cost amortization	730	1,278
Amortization of investment premiums	1,111	2,246
Loss (gain) on disposal of equipment	(358)	121
Gain on sale of investment	(2,209)	(17,526)
Loss on extinguishment of debt	5,605	-
Stock-based compensation expense	13,239	16,295
Deferred and other income taxes	120	1,715
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,600	(2,856)
Prepaid and other assets	380	5,940
Accounts payable	(12,816)	(65,721)
Deferred revenue	(2,735)	(4,321)
Income tax payable	(9,630)	(2,151)
Other current liabilities	(6,320)	(2,801)
Net cash provided by (used in) operating activities	8,199	(45,555)
INVESTING ACTIVITIES
Purchases of investments	(185,180)	(53,243)
Sales of investments	151,834	90,891
Cash received (paid) for cost method investments	1,551	39,636
Cash paid for acquisitions, net of cash received	-	(55,843)
Proceeds from sale of equipment	532	20
Purchases of equipment and capitalized software	(13,612)	(15,662)
Net cash provided by (used in) investing activities	(44,875)	5,799
FINANCING ACTIVITIES
Repurchase of senior convertible notes	(173,298)	(5,354)
Exercise of stock options	-	1,273
Sales of common stock under employee stock purchase plan	1,015	1,183
Repurchase of common stock	(28,260)	(43,950)
Repurchase of restricted stock to satisfy tax withholding obligation	(4,124)	(4,328)
Net cash provided by (used in) financing activities	(204,667)	(51,176)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(9,120)	6,143
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(250,463)	(84,789)
CASH AND CASH EQUIVALENTS, beginning of period	483,868	542,851
CASH AND CASH EQUIVALENTS, end of period	$233,405	$458,062

SUPPLEMENTAL DISCLOSURES
Cash paid for interest on senior convertible notes	$2,509	$3,123
Cash paid for income taxes	$3,663	$3,373

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

The unaudited consolidated statements reflect all adjustments, including normal recurring adjustments, which in our opinion are necessary to fairly state our consolidated financial position, results of operations and cash flows for the periods presented.  The results of operations for the three and nine months ended September 30, 2014, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2014, due to seasonality and other factors.  The December 31, 2013, information was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

Summary of Significant Accounting Policies

A detailed description of our significant accounting policies can be found in our most recent Annual Report filed on Form 10-K for the fiscal year ended December 31, 2013.  There were no material changes in significant accounting policies during the quarter ended September 30, 2014.

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

2. NET INCOME (LOSS) PER SHARE

The following table summarizes the computation of basic and diluted net income (loss) per share from continuing operations (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Income (loss) from continuing operations per share - basic
Income (loss) from continuing operations - basic	$4,011	$(7,596)	$(8,981)	$(18,486)
Weighted average shares outstanding - basic	29,665	31,487	30,050	32,435
Income (loss) from continuing operations per share - basic	$0.14	$(0.24)	$(0.30)	$(0.57)

Income (loss) from continuing operations per share - diluted
Income (loss) from continuing operations - basic	$4,011	$(7,596)	$(8,981)	$(18,486)
Exclude: Interest expense and amortized financing cost of convertible senior notes, net of tax benefit	-	-	-	-
Income (loss) from continuing operations - diluted	$4,011	$(7,596)	$(8,981)	$(18,486)

Weighted average shares outstanding - basic	29,665	31,487	30,050	32,435
Dilutive impact of non-vested stock and options outstanding	461	-	-	-
Dilutive impact of 2004 senior convertible notes	-	-	-	-
Weighted average shares outstanding - diluted	30,126	31,487	30,050	32,435
Income (loss) from continuing operations per share - diluted	$0.13	$(0.24)	$(0.30)	$(0.57)

Incremental shares of 544,629 for the three months ended September 30, 2013, and 492,244 and 313,695 incremental shares for the nine months ended September 30, 2014 and 2013, respectively, related to dilutive securities were not included in the diluted net income (loss) per share calculation because the Company reported a loss for these periods.  Incremental shares related to dilutive securities have an anti-dilutive impact on net income (loss) per share when a net loss is reported and therefore are not included in the calculation.

Options to purchase 377,235 and 589,943 shares for the three months ended September 30, 2014 and 2013, respectively, and 377,235 and 589,943 shares for the nine months ended September 30, 2014 and 2013 were not included in the computation of diluted net income (loss) per share because their effect on diluted net income (loss) per share would have been anti-dilutive.

Our remaining 2004 senior convertible notes were repurchased in the second quarter of 2014.  Prior to the repurchase, the unissued shares underlying our 2004 senior convertible notes, 199,828 weighted average shares for the three months ended September 30, 2013, and weighted average shares of 583 and 199,828 for the nine months ended September 30, 2014 and 2013, respectively, were excluded for the purposes of calculating diluted net income (loss) per share, because their effect on diluted net income (loss) per share would have been anti-dilutive.

The unissued shares underlying our 2010 senior convertible notes, 2,751,414 and 6,019,607 weighted average shares for the three months ended September 30, 2014 and 2013, respectively, and 3,499,945 and 6,070,600 weighted average shares for the nine months ended September 30, 2014 and 2013, respectively, were excluded for the purpose of calculating diluted net income (loss) per share, because their effect on diluted net income (loss) per share would have been anti-dilutive.

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

The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax, by component for the periods ended September 30, 2014 and 2013, (in thousands):

	Foreign currency translation adjustment	Unrealized gain (loss) on investments	Total
Balance as of December 31, 2013	$3,720	$812	$4,532
Other comprehensive income (loss) before reclassifications	(10,876)	810	(10,066)
Reclassified adjustment for net loss included in net income (loss)	-	4	4
Net current period other comprehensive income (loss)	(10,876)	814	(10,062)
Balance as of September 30, 2014	$(7,156)	$1,626	$(5,530)

Balance as of December 31, 2012	$2,565	$(5,735)	$(3,170)
Other comprehensive income (loss) before reclassifications	524	3,393	3,917
Reclassified adjustment for net gain included in net income (loss)	-	(4)	(4)
Net current period other comprehensive income (loss)	524	3,389	3,913
Balance as of September 30, 2013	$3,089	$(2,346)	$743

The following table shows the gross amounts reclassified from accumulated other comprehensive income (loss) into the Consolidated Statements of Operations and the associated financial statement line item, for the periods ended September 30, 2014 (in thousands):

		September 30, 2014
Reclassification out of accumulated other comprehensive income	Financial statement line item	Three Months Ended	Nine Months Ended
Realized gains (losses) on investments
	Other income (expense), net	$-	$(7)
	Income tax benefit (expense)	-	3
	Net income (loss)	$-	$(4)

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following table sets forth by level within the fair value hierarchy, our financial assets that were accounted for at fair value on a recurring basis at September 30, 2014 and December 31, 2013, (in thousands):

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Balance as of September 30, 2014
Cash and cash equivalents	$233,405	$233,405	$-	$-
Restricted cash	2,025	2,025	-	-
Certificate of deposit	1,500	1,500
U.S. government sponsored entities	999	-	999	-
Corporate bonds	129,343	129,343	-	-
Asset backed securities	20,560	-	20,560	-
Market basis equity investments	2,455	2,455	-	-
Auction rate securities	39,102	-	-	39,102
Total assets measured at fair value	$429,389	$368,728	$21,559	$39,102

Balance as of December 31, 2013
Cash and cash equivalents	$483,868	$483,868	$-	$-
Restricted cash	3,560	3,560	-	-
Commercial paper	9,992	9,992	-	-
U.S. government sponsored entities	4,000	-	4,000	-
Corporate bonds	101,660	101,660	-	-
Market basis equity investments	3,549	3,549	-	-
Auction rate securities	41,993	-	-	41,993
Total assets measured at fair value	$648,622	$602,629	$4,000	$41,993

The assets held at September 30, 2014 and December 31, 2013 had no transfers between levels of the hierarchy during the respective periods then ended.

The following table is a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3 inputs) (in thousands):

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)
Auction rate securities
Balance as of December 31, 2012	$37,001
Total unrealized gains (losses) included in other comprehensive income	5,092
Settlements	(100)
Balance as of December 31, 2013	$41,993
Total unrealized gains (losses) included in other comprehensive income	2,109
Settlements	(5,000)
Balance as of September 30, 2014	$39,102

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

Certificate of deposits. Consist of bank deposits with a carrying amount that approximates fair value and is classified as Level 1.  Maturity dates within one year.

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

Asset Backed Securities.    Consist of securities backed by automobile loan receivables that are traded in less active markets than our Level 1 investments. The fair value is classified as Level 2. The contractual maturity of these investments is within six years.

Market Basis Equity Investments. Consist of available-for-sale equity securities that trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis.  The fair value of these investments was measured using quoted market prices and is classified as Level 1.

Auction Rate Securities.  As of September 30, 2014, we held $40.7 million of Auction Rate Securities (ARS) at par value which we have recorded at $39.1 million fair value. As of December 31, 2013, we held $45.7 million of ARS at par value which was recorded at $42.0 million fair value.  As of September 30, 2014 the ARS are 105—142% over-collateralized and the underlying student loans are guaranteed by the U.S. government.

Due to the illiquid market conditions, the fair value of our ARS is recorded at a discount to par value of $1.6 million, or 4.0%, as of September 30, 2014.  This reduction from par value is considered temporary and is recorded in “Accumulated other comprehensive income (loss)”.  The temporary reduction from par value recorded in “Accumulated other comprehensive income (loss)” was $3.7 million, 8.2%, as of December 31, 2013.  For the three months ended September 30, 2014 and 2013, we recorded unrealized gains on our ARS of $0.2 million and $0.1 million, respectively.  For the nine months ended September 30, 2014 and 2013, we recorded unrealized gains on our ARS of $2.1 million and $3.3 million.  Unrealized gains on our ARS are recorded in “Unrealized gain (loss) on investments” in our Consolidated Statements of Comprehensive Income (Loss).

In evaluating our ARS portfolio, we note sustained performance of our securities, strong parity levels, observed market redemption activity, continued receipt of interest and penalty payments, and an increase in fair value at September 30, 2014 compared to December 31, 2013. As we expect to receive all contractual cash flows, we do not believe the unrealized losses to be credit related.  We continue to believe that we will be able to liquidate at par over time. We also anticipate we will have sufficient cash flow from operations to execute our business strategy and fund our operational needs.  We do not intend to sell, or believe we will be required to sell, these investments prior to recovery of their amortized cost basis.  Accordingly, we treated the fair value decline as temporary.

The discounted cash flow model we used to value these securities included the following assumptions:

	September 30,			December 31,
	2014			2013
Unobservable inputs
Redemption period (in years)		6			7
Credit ratings		A- to AAA			BB+ to AAA
Penalty coupon rate	1.0%	to	1.5%	1.0%	to	1.5%
Weighted average annualized yield			1.1%			1.6%
Risk adjusted discount rate	4.3%	to	5.1%	4.7%	to	7.8%

Management makes estimates and assumptions about the ARS, which can be sensitive to changes and effect the determination of fair value.  An increase in the length of redemption period or an increase in the discount rate assumption would decrease our fair value.  Also, a decrease in the securities’ credit ratings would decrease our fair value.

The portfolio had a weighted average maturity of 30.1 years at September 30, 2014, and 29.8 years as of December 31, 2013.

We classify our ARS as Level 3 long-term investments until we receive a call or partial call on the securities.  As of September 30, 2014 and December 31, 2013, our entire ARS portfolio was classified as Level 3 long-term investments. During the quarter ended September 30, 2014, we settled $5.0 million of ARS due to a call at par.  During the year ended December 31, 2013, we settled $0.1 million of ARS due to a partial call at par. The amount of Level 3 assets as a percentage of total assets measured at fair value on a recurring basis was 9.1% and 6.5% as of September 30, 2014 and December 31, 2013, respectively.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances like evidence of impairment.  For the three and nine months ended September 30, 2014 and 2013, other than the goodwill impairment recorded during the first quarter of 2013, as further discussed in Note 6 — Goodwill, we had no significant fair value adjustments of assets or liabilities on a nonrecurring basis subsequent to their initial recognition.  The inputs used in goodwill impairment fair value calculations fall within Level 3 inputs due to the significant unobservable inputs used to determine fair value.

5.  INVESTMENTS

As of September 30, 2014 and December 31, 2013, our available-for-sale securities consisted of the following (in thousands):

			Gross Unrealized Losses			Maturities/Reset Dates
		Gross Unrealized	Less than 12	Greater than 12		Less than 12	Greater than 12
	Cost	Gains	Months	Months	Fair Value	Months	Months
Balance as of September 30, 2014
Certificate of deposit	$1,500	$-	$-	$-	$1,500	$1,500	$-
U.S. government sponsored entities	1,000	-	(1)	-	999	-	999
Corporate bonds	129,395	85	(137)	-	129,343	56,532	72,811
Market basis equity investments	1,563	895	(3)	-	2,455	-	2,455
Asset backed securities	20,563	20	(23)	-	20,560	-	20,560
Auction rate securities	40,725	-	-	(1,623)	39,102	-	39,102
Total available-for-sale securities	$194,746	$1,000	$(164)	$(1,623)	$193,959	$58,032	$135,927
Balance as of December 31, 2013
Commercial paper	$9,992	$-	$-	$-	$9,992	$9,992	$-
U.S. government sponsored entities	4,000	-	-	-	4,000	-	4,000
Corporate bonds	101,400	281	(21)	-	101,660	58,280	43,380
Market basis equity investments	1,668	1,881	-	-	3,549	-	3,549
Auction rate securities	45,725	-	-	(3,732)	41,993	-	41,993
Total available-for-sale securities	$162,785	$2,162	$(21)	$(3,732)	$161,194	$68,272	$92,922

We consider the fair value decline of our investments to be temporary, as we do not intend to sell the investments and it is not likely that we will be required to sell the investments before recovery of their amortized cost basis.  See Note 4 — Fair Value Measurements, for further discussion regarding the fair value of ARS.  Temporary, unrealized, gains and losses on available for sale securities are recorded in “Accumulated other comprehensive income (loss)” within our Consolidated Balance Sheets.

Realized gains or losses on investments are recorded in our Consolidated Statements of Operations within “Other income (expense), net”.  Upon the sale of a security classified as available for sale, the amount reclassified out of “Accumulated other comprehensive income (loss)” into earnings is based on the specific identification method.

As of September 30, 2014 and December 31, 2013, the balance of our cost method equity investment was $11.4 million and $10.5 million, respectively, which is included in “Long-term investments” in our Consolidated Balance Sheets.  During the first quarter of 2014, we invested an additional $0.6 million and converted a note receivable of $0.3 million into shares in our cost method equity investment.  We have not estimated the fair value of our cost method equity investment as of September 30, 2014 as we are not aware of any facts or circumstances that would indicate a decline in the fair value of this investment below its carrying value.

During the first quarter of 2013, we sold a cost method equity investment to a third party and recorded a gain of $11.1 million. During the second quarter of 2013, we received additional funds based on our sales agreement and as a result we recorded an additional gain of $6.5 million.  In the third quarter of 2014, we received the third of four anticipated payments under the sales agreement and recorded a gain of $2.2 million.  All gains related to this cost basis investment have been recorded in “Other income (expense), net” in our Consolidated Statements of Operations.   The fourth and final payment under the sales agreement is due in the third quarter of 2017 and we may receive up to $0.9 million of additional sale proceeds at that time.  We have concluded that these additional funds represent contingent gains and have not accounted for them in our consolidated financial statements in accordance with U.S. GAAP.

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

7.  STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense recognized related to employee stock options, restricted and performance stock awards and employee stock purchases (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Costs and expenses
Direct cost of services	$38	$35	$122	$124
Network and infrastructure	380	341	1,127	1,083
Sales and marketing	1,452	1,718	4,029	5,349
Product research and development	849	782	2,570	2,553
General and administrative	1,866	1,465	5,391	7,186
Stock-based compensation included in costs and expenses	$4,585	$4,341	$13,239	$16,295

8. INCOME TAXES

The provision (benefit) for income taxes from continuing operations is composed of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Current tax expense (benefit):
United States	$(8,422)	$(397)	$(8,130)	$1,040
International	144	(248)	775	(1,448)
Total current provision for income taxes	$(8,278)	$(645)	$(7,355)	$(408)

Tax Rate	194.0%	7.8%	45.0%	2.2%

During the quarter ended September 30, 2014,  $9.1 million of previously unrecognized tax benefits, including $1.4 million of related interest, were released due to the expiration of a statute of limitations. We have taken no new tax positions that result in unrecognized tax benefits during the three and nine month periods ended September 30, 2014.  As of September 30, 2014, we had $2.7 million of remaining unrecognized tax benefits, excluding related interest.  Approximately $2.1 million of these unrecognized tax benefits would affect our effective tax rate if recognized.  As of September 30, 2014, we had approximately $0.4 million of accrued interest related to uncertain tax positions.  Due to the potential resolution of examinations currently being performed by taxing authorities and the expiration of various statutes of limitation, it is reasonably possible that the balance of our gross unrecognized tax benefits may change within the next twelve months by a range of zero to $1.4 million.

Our quarterly estimate of our annual effective tax rate is subject to variation due to several factors, including our mix of earnings between tax jurisdictions and the corresponding statutory rates, discrete items and the non-recognition of tax benefits generated by net operating losses in jurisdictions with a valuation allowance.

On a quarterly basis, we assess whether a valuation allowance for net operating loss carryforwards and other deferred tax assets is needed.  We concluded during the third quarter of 2014 evaluation that we are required to maintain a valuation allowance against our net U.S. tax assets and certain foreign tax assets.

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

To date, no significant costs have been incurred, either individually or collectively, in connection with our indemnification provisions

Commitments and Guarantees

At certain times, we enter into agreements where a letter of credit is required to ensure payment of future obligations by counterparties, such as our credit card processors and international taxing jurisdictions.  Upon withdrawal, we are obligated to fund the executor bank on demand.  We have not set aside specific funds to cover this potential obligation as we can generally recover these costs from our clients.  If drawn upon, we expect to fund this commitment with cash and cash equivalents.  There were $0.5 million and $0.6 million in undrawn letters of credit as of September 30, 2014 and December 31, 2013.

10. DEBT

2010 Senior Convertible Notes

For the nine months ended September 30, 2014, we repurchased $160.6 million of our 2.00% senior convertible notes (2010 Notes) in the open market for $164.5 million, excluding accrued interest.  All repurchases occurred in March 2014.  For the nine months ended September 30, 2014, the loss on extinguishment of debt, including the premium on repurchase and acceleration of the recognition of deferred financing fees was $5.5 million.  For the nine months ended September 30, 2013, we repurchased $5.4 million of the 2010 Notes in the open market for $5.3 million excluding accrued interest. No repurchases were made in the third quarter of 2013.  For the nine months ended September 30, 2013, the net gain on extinguishment of debt, which is the net of the gain on sale and the loss on acceleration of the recognition of deferred financing fees, was immaterial.  Notes repurchased are deemed to be extinguished for accounting purposes.

As of September 30, 2014, the carrying value of our 2010 Notes was $135.2 million and the fair value was $134.8 million.  As of December 31, 2013, the carrying value of our 2010 Notes was $295.8 million and the fair value was $298.3 million.  Fair values are based on the quoted fair market values of the debt.  Debt is classified as a level 3 fair value measurement.  We determine fair value based on the market approach.

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

11. DISCONTINUED OPERATIONS

On September 30, 2013, we sold CustomCD, Inc., which was based in Portland, Oregon in a stock sale to a former employee.  On October 1, 2013, we sold Digital River Education Services, Inc., which was based in Plano, Texas in a stock sale to two former employees.  The results of operations of these entities, including the income (losses) on their respective sales, have been excluded from the results of continuing operations and are reported as discontinued operations.  We do not allocate interest income or interest expense to discontinued operations.  The operating results of the discontinued operations included in our Consolidated Statements of Operations, including adjustments to loss on the respective sales, for the three and nine months ended September 30, 2014 and 2013, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue	$-	$3,064	$-	$8,044
Income (loss) on discontinued operations before taxes and loss on sales	-	(99)	-	(1,619)
Income (loss) on disposal of discontinued businesses before taxes	41	(2,110)	317	(2,110)
Provision (benefit) for income taxes	(102)	2,682	-	2,509
Income (loss) on discontinued operations, net of tax	$143	$(4,891)	$317	$(6,238)

12.  SUBSEQUENT EVENTS

On October 23, 2014, the Company entered into a definitive merger agreement to be acquired by an investor group led by Siris Capital Group, LLC (Siris) in a transaction valued at approximately $840 million.  Under the terms of the agreement, Siris will acquire all of the outstanding common shares of Digital River for $26.00 per share in cash.  The Company may solicit alternative acquisition proposals from third parties during a 45-day “go-shop” period, following the date of execution of the merger agreement.  The Company may be required to pay a termination fee of up to $27.3 million if the merger agreement is terminated under certain circumstances.  If approved, the merger agreement is expected to be finalized in early 2015.

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

For the three months ended September 30, 2014, we recorded net income of $4.2 million, or $0.14 per diluted share, comprised of net income from continuing operations of $4.0 million, or $0.13 per diluted share and a $0.1 million gain from discontinued operations,  $0.01 per diluted share.  For the comparative period ended September 30, 2013, we recorded a net loss of $12.5 million, or loss of $0.40 per share, comprised of net loss from continuing operations of $7.6 million, or loss of $0.24 per share, and net loss from discontinued operations of $4.9 million, or loss of $0.16 per share.  Revenue for the quarter ended September 30, 2014 was $88.8 million, compared to $87.3 million for the same period in the prior year. The 1.8% growth in revenue quarter over quarter was driven by the addition of new payments clients.

Total costs and expenses in continuing operations for the three months ended September 30, 2014 were $94.7 million compared to $93.8 million in the same period in the prior year, an increase of 1.0%.

As of September 30, 2014 and December 31, 2013, we had $385.8 million and $599.5 million in cash, cash equivalents and short-term investments, respectively.

Results of Operations

The results of the operations of CustomCD, Inc. (CustomCD) and Digital River Education Services, Inc. (DRES), which were sold on September 30, 2013 and October 1, 2013, respectively, have been classified within Discontinued Operations in our Consolidated Statements of Operations for all periods presented.

The following table sets forth certain items from our Consolidated Statements of Operations as a percentage of total revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses (exclusive of depreciation and amortization expense shown separately below):
Direct cost of services	20.6	18.5	19.4	19.1
Network and infrastructure	15.5	16.8	15.2	15.3
Sales and marketing	28.2	28.7	26.9	27.9
Product research and development	20.6	20.8	20.2	18.4
General and administrative	12.0	13.8	12.9	15.3
Goodwill impairment	-	-	-	7.4
Depreciation and amortization	7.5	6.5	7.1	5.4
Amortization of acquisition-related intangibles	2.3	2.4	2.3	2.2
Total costs and expenses	106.7	107.5	104.0	111.0
Income (loss) from operations	(6.7)	(7.5)	(4.0)	(11.0)
Interest income	0.5	0.6	0.6	0.6
Interest expense	(1.0)	(2.2)	(1.2)	(2.0)
Other income (expense), net	2.3	(0.3)	0.7	5.8
Gain (loss) on extinguishment of debt	-	-	(2.0)	-
Income (loss) from continuing operations before income taxes	(4.9)	(9.4)	(5.9)	(6.6)
Income tax expense (benefit)	(9.3)	(0.7)	(2.7)	(0.2)
Income (loss) from continuing operations	4.4	(8.7)	(3.2)	(6.4)
Income (loss) from discontinued operations, net of tax	0.2	(5.6)	0.1	(2.2)
Net income (loss)	4.6%	(14.3)%	(3.1)%	(8.6)%

Revenue.  Our revenue was $88.8 million and $87.3 million for the three months ended September 30, 2014 and 2013, respectively, an increase of $1.5 million or 1.8%. For the nine months ended September 30, 2014, revenue totaled $274.0 million, a decrease of $14.4 million or 5.0%, from revenue of $288.4 million for the same period in the prior year.

Our revenue is driven primarily by global commerce and payment services provided to a wide variety of companies in the software, consumer electronics, computer games and other markets.

Payments revenue for the three and nine months ended September 30, 2014, increased $1.8 million or 12.7%, and $4.6 million or 10.1%, respectively.  The growth in both periods is mainly related to the addition of new clients.

Commerce revenue, including Microsoft, for the three months ended September 30, 2014 was consistent with the same period in the prior year, decreasing $0.3 million or 0.4%.    For the nine months ended September 30, 2014, commerce revenue decreased $19.0 million or 7.8%, due primarily to client attrition, as well as one-time significant product launches that occurred in the first quarter of 2013.

International sales were approximately 46.4% and 47.6% of revenue from continuing operations in the three and nine month periods ended September 30, 2014, compared to 46.8% and 47.7% for the same periods in the prior year.

Direct Cost of Services. Direct cost of services includes payment processing fees, chargeback expense, fraud detection and prevention, costs related to product fulfillment, delivery solutions and certain client-specific costs.  Direct cost of services were $18.3 million for the three months ended September 30, 2014,  compared to $16.2 million for the same period in the prior year.  The increase was primarily related to higher payment processing costs. For the nine months ended September 30, 2014, direct cost of services was $53.3 million compared to $55.3 million for the same period in the prior year.  Higher costs in 2013 were primarily due to CD costs related to one time significant product launches in the first quarter of 2013.

Network and Infrastructure.  Our network and infrastructure expenses primarily include costs to operate and maintain our technology platforms, customer service, data communication and data center operations. Network and infrastructure expenses were $13.8 million and $14.6 million for the three months ended September 30, 2014 and 2013, respectively.  For the nine months ended September 30, 2014 and 2013, network and infrastructure expenses were $41.7 million and $44.0 million, respectively.  The decreases for both periods were primarily related to reductions in workforce, consulting, and overhead related expenses.

Sales and Marketing.  Our sales and marketing expenses include personnel and related costs, advertising, promotional and product marketing expenses.  Sales and marketing expenses were $25.1 million for the three months ended September 30, 2014, consistent with $25.0 million for the same period in the prior year.  For the nine months ended September 30, 2014 and 2013, sales and marketing expenses were $73.6 million and $80.4 million, respectively.  The decrease year-over year was driven by reductions in workforce costs, including severance and stock compensation expense incurred in 2013 as part of planned cost reduction strategies, and lower marketing expense, including the utilization of third parties.

Product Research and Development.    Our product research and development expenses include costs associated with design, development and enhancement of our technology platforms and related systems. Research and development costs are expensed as incurred, except certain internal-use software development costs that are eligible for capitalization and costs directly associated with preparing a client website launch that are eligible to be deferred and amortized over the life of the site’s associated revenue streams.  Product research and development expenses were $18.3 million and $18.1 million for the three months ended September 30, 2014 and  2013, respectively, and $55.2 million and $53.0 million for the nine months ended September 30, 2014 and 2013, respectively.  The increases for both periods were driven by employee and contractor expenses related to the continued investment in our platforms.

General and Administrative.    Our general and administrative expenses primarily include executive, finance, human resources and other administrative workforce and other related expenses, fees for professional services, bank fees, litigation costs, insurance costs, acquisition and integration costs and non-income related taxes. General and administrative expenses were $10.7 million and $12.0 million for the three months ended September 30, 2014 and 2013, respectively.  The decrease was primarily related to strategic consulting expenses incurred in 2013 associated with business transformation plans, as well as lower legal and professional services spending.  For the nine months ended September 30, 2014 and 2013, general and administrative expenses were $35.3 million and $44.0 million, respectively.  In addition to the quarter over quarter decreases, the nine months in 2013 included acquisition and integration costs associated with the acquisition of LML Payment Systems, Inc. and severance and stock compensation expense associated with an executive departure.

Goodwill Impairment.  During the first quarter of 2013, we completed our fiscal year 2012 goodwill impairment analysis and recorded an additional non-cash pretax goodwill impairment charge of $21.2 million.

Depreciation and Amortization.    Our depreciation and amortization expenses include the depreciation of computer equipment, office furniture and leasehold improvements and the amortization of purchased and internally developed software.  Computer equipment, software and furniture are depreciated/amortized under the straight-line method using three to seven year lives and leasehold improvements are depreciated over the shorter of the life of the asset or the remaining length of the lease. Depreciation and amortization expense was $6.6 million and $5.7 million for the three months ended September 30, 2014 and 2013, respectively.    Depreciation and amortization expense was $19.5 million and $15.7 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in depreciation and amortization in both periods is primarily related to assets acquired for our new data center which were put into service during the third quarter of 2013.

Amortization of Acquisition-Related Intangibles.  Acquisition-related intangibles consists of the assets such as customer relationships, technology and trade names acquired in business combinations.  Amortization of acquisition-related intangible assets was $2.0 million for the three months ended September 30, 2014, consistent with the $2.1 million recognized in the three months ended September 30, 2013.    Amortization of acquisition-related intangible assets was $6.4 million for both of the nine months ended September 30, 2014 and 2013.

Interest Income.  Our interest income represents the total of interest income on our cash, cash equivalents, short-term investments and certain long-term investments.  Interest income was $0.5 million and $0.6 million for the three months ended September 30, 2014 and 2013, respectively. Interest income was $1.7 million and $1.9 million for the nine months ended September 30, 2014 and 2013, respectively.  The small decrease in interest income in both periods is related to lower total cash and cash equivalent and investment balances due to senior convertible note and stock repurchases over the past year.

Interest Expense.    Our interest expense includes the total of cash and non-cash interest expense attributable to our outstanding convertible debt. For the three months ended September 30, 2014 and 2013,  interest expense was $0.9 million and $1.9 million, respectively, which included $0.2 million and $0.4 million of debt financing cost amortization, respectively. For the nine months ended September 30, 2014 and 2013,  interest expense was $3.4 million and $5.9 million, respectively, which included $0.7 million and $1.3 million of debt financing cost amortization, respectively.  The decrease in interest expense in both periods was due to the repurchase of our senior convertible notes during 2013 and the first quarter of 2014.

Other Income (Expense), Net. Other income (expense), net includes foreign currency transaction gains and losses, gains and losses on investments or asset disposals (excluding disposals of businesses included in discontinued operations), and dividend income.  Other income (expense), net was $2.1 million of income compared to $0.3 million of expense for the three months ended September 30, 2014 and 2013, respectively.  Other income (expense), net was $1.9 million of income compared to $16.7 million of income for the nine months ended September 30, 2014 and 2013, respectively.  The other income, net that was recognized in the three and nine months ended September 30, 2014 was primarily related to additional gains recognized on the sale of a cost method investment that occurred in the first quarter of 2013.  These gains were contingent on the release of an escrow amount that occurred in the third quarter of 2014.  The other income, net that was recorded for the nine months ended September 30, 2013 was related to the initial gain on the sale of the same cost method investment.

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

Income Tax Expense. For the three months ended September 30, 2014 and 2013, our tax benefit related to continuing operations was $8.3 million and $0.6 million, respectively.  For the three months ended September 30, 2014 our tax benefit related to discontinued operations was $0.1 million compared to a tax expense of $2.7 million for the three months ended September 30, 2013.  For the three months ended September 30, 2014, our tax benefit related to continuing operations consisted of $8.4 million U.S. tax benefit and $0.1 million of foreign tax expense.  For the three months ended September 30, 2013, our tax benefit related to continuing operations consisted of $0.4 million of U.S. tax benefit and $0.2 million of foreign tax benefit.  For the three months ended September 30, 2014 and 2013, the tax rate was a benefit of 194.0% and 7.8%, respectively.

For the nine months ended September 30, 2014 and 2013, our tax benefit related to continuing operations was $7.4 million and $0.4 million, respectively.  For the nine months ended September 30, 2014, we had no tax expense related to discontinued operations compared to tax expense of $2.5 million for the nine months ended September 30, 2013.  For the nine months ended September 30, 2014, our tax expense related to continuing operations consisted of $8.1 million of U.S. tax benefit and $0.8 million of foreign tax expense.  For the nine months ended September 30, 2013, our tax expense related continuing operations consisted of $1.0 million of U.S. tax expense and $1.4 million of foreign tax benefit.  For the nine months ended September 30, 2014 and 2013, the tax rate was 45.0% and 2.2%, respectively.

The tax benefit for both the three and nine month periods ended September 30, 2014 was driven by $9.1 million of previously unrecognized tax benefits, including $1.4 million of related interest, which was released in the third quarter of 2014 due to the expiration of a statute of limitations.

Discontinued Operations.  The pre-tax gain related to the disposal of discontinued operations recorded in the three months ended September 30, 2014 was immaterial compared to a pre-tax loss related to the operation of the discontinued entities of $0.1 million and pre-tax loss of $2.1 million related to the disposal of those entities for the three months ended September 30, 2013. Total net gain from discontinued operations was $0.1 million for the three months ended September 30, 2014, compared to a net loss of $4.9 million for the same period in the prior year.  The pre-tax gain related to the disposal of discontinued operations recorded in the nine months ended September 30, 2014 was $0.3 million compared to a pre-tax loss of $3.7 million for the nine months ended September 30, 2013, which consists of $1.6 million of pre-tax loss on the operation of the discontinued entities and $2.1 million pre-tax loss on disposal.  Total net gain from discontinued operations was $0.3 million for the nine months ended September 30, 2014, compared to a net loss of $6.2 million for the same period in the prior year.

Off Balance Sheet Arrangements

None.

Liquidity and Capital Resources

	Nine Months Ended
	September 30,
	2014	2013
Cash provided by (used in):
Operating activities	$8,199	$(45,555)
Investing activities	(44,875)	5,799
Financing activities	(204,667)	(51,176)
Effect of exchange rate changes on cash and cash equivalents	(9,120)	6,143
Net increase (decrease) in cash and cash equivalents	$(250,463)	$(84,789)

As of September 30, 2014, we had $233.4 million of cash and cash equivalents, approximately 63.2% was held by our international subsidiaries.  Cash and cash equivalents are sufficient to fund our current and anticipated operations and we do not anticipate any local liquidity restrictions that would preclude us from funding our expansion or operating needs.

Operating Activities

Net cash provided by operations for the nine months ended September 30, 2014,  of $8.2 million was due to net add backs for non-cash operating expenses, offset by changes in working capital, a $27.5 million use of cash.  Excluding the impact of working capital changes, our operating cash flow for the nine months ended September 30, 2014, was $35.7 million.  Net cash used in operations for the nine months ended September 30, 2013, was $45.6 million, and was primarily the result of changes in working capital, a $71.9 million use of cash.  Excluding the impact of working capital changes, our operating cash flow for the nine months ended September 30, 2013, was $26.4 million.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2014, was $44.9 million and was the result of net purchases of investments of $31.8 million and purchases of equipment and capitalized software of $13.6 million, offset by proceeds from sale of equipment of $0.5 million. Net cash provided by investing activities for the nine months ended September 30, 2013, was $5.8 million and was the result of net sales of investments of $77.3 million, offset by cash paid for acquisitions of $55.8 million and $15.7 million of purchases of equipment and capitalized software.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2014, was $204.7 million and was due to $173.3 million in repurchases of our senior convertible notes, $28.3 million in repurchases of our common stock and $4.1 million in repurchases of restricted stock to satisfy tax withholding obligations, offset by $1.0 million of sales of common stock under our employee stock purchase plan.  Net cash used in financing activities for the nine months ended September 30, 2013, was $51.2 million and was due to $44.0 million in repurchases of common stock, $4.3 million in repurchases of restricted stock to satisfy tax withholding obligations and $5.4 million in repurchases of our senior convertible notes, offset by proceeds of $1.3 million related to the exercise of stock options and $1.2 million of sales of common stock under our employee stock purchase plan.

Effect of Exchange Rate Changes

For the nine months ended September 30, 2014 changes in foreign currency rates resulted in a decrease in our cash and cash equivalents of $9.1 million.  For the nine months ended September 30, 2013 changes in foreign currency rates resulted in an increase in our cash and cash equivalents of $6.1 million.  The changes are due to foreign currency volatility on our international entity balance sheet exposures, primarily from the Euro.

Auction Rate Securities

Information regarding auction rate securities is included in Note 4 to the Consolidated Financial Statements in Part I, Item 1.

Commitments and Guarantees

At certain times, we enter into agreements where a letter of credit is required to ensure payment of future obligations by counterparties, such as our credit card processors and international taxing jurisdictions.  Upon withdrawal, we are obligated to fund the executor bank on demand.  We have not set aside specific funds to cover this potential obligation as we can generally recover these costs from our clients.  If drawn upon, we expect to fund this commitment with cash and cash equivalents.  There were $0.5 million and $0.6 million in undrawn letters of credit at September 30, 2014 and December 31, 2013, respectively.

Application of Critical Accounting Policies

Critical Accounting Estimates and Policies

A detailed description of our significant accounting policies can be found in our most recent Annual Report filed on Form 10-K for the fiscal year ended December 31, 2013.  There were no material changes in significant accounting policies during the nine months ended September 30, 2014.

Recent Accounting Pronouncements

Information regarding recently issued accounting standards is included in Note 1 to the Consolidated Financial Statements in Part I, Item 1.

Item 3.  Qualitative and Quantitative Disclosure about Market Risk

Interest Rate Risk

Our portfolio of cash equivalents, short-term and long-term investments is maintained in a variety of securities, including government agency obligations, corporate bonds, asset backed securities and money market funds. Investments are classified as available-for-sale securities and carried at their market value with cumulative unrealized gains or losses recorded as a component of “Accumulated other comprehensive income (loss)” within stockholders’ equity. A sharp rise in interest rates could have an adverse impact on the market value of certain securities in our portfolio. We do not currently hedge our interest rate exposure and do not purchase financial instruments for trading or speculative purposes.

At September 30, 2014, we had long-term debt of $135.2 million associated with our Senior Convertible Notes, which are fixed rate instruments.  The market value of our long-term debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.

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

Transaction Exposure

The Company enters into short-term foreign currency forward contracts to offset the foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies.  Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in current earnings in “Other income (expense), net”. Foreign currency transaction gains and losses were a loss of $0.1 million and a loss of $0.3 million for the three months ended September 30, 2014 and 2013, respectively. Foreign currency transaction gains and losses were a loss of $0.3 million and a loss of $0.8 million in the nine months ended September 30, 2014 and 2013, respectively.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014.  The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on their evaluation of our disclosure controls and procedures as of September 30, 2014, our Chief Executive Officer and our Chief Financial Officer concluded that as of that date, our disclosure controls were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We have provided information about legal proceedings in which we are involved in Note 9 to the Consolidated Financial Statements in Part I, Item 1.

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

Risks Related to the Agreement and Plan of Merger

There are risks and uncertainties associated with our proposed merger with and acquisition by an affiliate of Siris Capital Group, LLC.

On October 23, 2014, we entered into an agreement and plan of merger (the “Merger Agreement”) providing for the acquisition of the Company by a newly formed affiliate of Siris Capital Group, LLC (“Siris”). Pursuant to the terms of the Merger Agreement and subject to the conditions thereof, the Siris affiliate will merge with and into the Company, and the Company will become a private company, wholly owned by the Siris affiliate.

There are a number of risks and uncertainties relating to the merger. For example, the merger may not be consummated or may not be consummated as currently anticipated, as a result of several factors. There can be no assurance that approval of our shareholders and requisite regulatory approvals will be obtained, that the other conditions to the closing of the merger will be satisfied or waived or that other events will not intervene to delay, or result in the termination of, the merger.

Our business could be adversely impacted as a result of uncertainty related to the proposed merger.

The proposed merger with and acquisition by an affiliate of Siris could cause disruptions in our business relationships and business generally, which could have an adverse effect on our business, financial condition, results of operations and cash flows. For example:

•	the attention of our management may be directed to transaction-related considerations and may be diverted from the day-to-day operations of our business and the pursuit of our strategic initiatives;

•

our key managers and other employees may experience uncertainty about their future roles at the Company, which might adversely affect our ability to retain and hire key managers and other employees; and

•

customers and suppliers may experience uncertainty about the Company’s future and seek alternative business relationships with third parties or seek to alter their business relationships with the Company.

Under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the proposed merger, which restrictions could adversely affect our ability to realize certain of our business strategies or pursue opportunities that may arise prior to the closing of the merger.

In addition, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed merger, and we must pay many of these fees and costs regardless of whether or not we consummate the merger.

Failure to complete the proposed merger could negatively impact our business, financial condition, results of operations and stock price.

The completion of the proposed merger is subject to a number of conditions, and there can be no assurance that the conditions to the completion of the proposed merger will be satisfied or that the proposed merger will otherwise occur. If the proposed merger is not completed, we will be subject to several risks, including:

•

the current price of our common stock may reflect a market assumption that the proposed merger will occur, meaning that a failure to complete the proposed merger could result in a decline in the price of our common stock;

•

we may be required to pay a termination fee of at least $12.6 million and up to $27.3 million if the Merger Agreement is terminated under certain circumstances, and any such payment would negatively affect our liquidity;

•	we expect to incur substantial transaction costs in connection with the proposed merger, whether or not it is completed; and

•	we would not realize any of the anticipated benefits of having completed the proposed merger.

The Company will no longer exist as an independent public company following the merger and the Company’s stockholders will forego any increase in our value.

If the merger is completed, the Company will be a subsidiary of Siris and will no longer be a publicly held corporation, and our stockholders will forego any increase in our value that might have otherwise resulted from our possible growth.

The Merger Agreement contains provisions that could discourage or make it difficult for a third party to acquire us prior to the completion of the proposed merger.

The Merger Agreement contains provisions that restrict our ability to solicit third party proposals to acquire us. These provisions include the general prohibition after the 45-day Go-Shop Period on our soliciting or engaging in discussions or negotiations regarding any alternative acquisition proposal, subject to certain exceptions, and the requirement that we pay a significant termination fee if the Merger Agreement is terminated in specified circumstances. These provisions might discourage an otherwise-interested third party from considering or proposing to acquire us, even one that may be deemed of greater value than the proposed merger to our stockholders. Furthermore, even if a third party elects to propose an acquisition, the concept of a termination fee may result in that third party offering a lower value to our stockholders than such third party might otherwise have offered.

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

The market price for our common stock has varied between a high of $16.04 and a low of $13.61 in the three months ended September 30, 2014. This volatility may affect the price at which you could sell your common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors; variations in our quarterly operating results from our expectations or those of securities analysts or investors; downward revisions in estimates by us or security analysts; and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.

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

Sales of products for one client, Microsoft, accounted for a significant portion of our revenue in the quarter ended September 30, 2014.  In addition, a limited number of other software and physical goods clients contribute a large portion of our annual revenue.  If any one of these key contracts is not renewed or otherwise terminates, or if revenues from these clients decline for any other reason (such as competitive developments), our revenue would decline and our ability to sustain profitability would be impaired.  If our contract with Microsoft is renegotiated, not renewed, or is otherwise terminated, or if revenues from Microsoft decline for any other reason, our revenue and our ability to sustain profitability could be materially adversely impaired.

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

As we generate a significant portion of our revenues outside the U.S. but report our financial results in U.S. dollars, we are exposed to adverse movements in currency exchange rates.  Sales outside the United States accounted for approximately 46.4% of our total sales for the three months ended September 30, 2014.  A significant portion of our cash and marketable securities are held in non-U.S domiciled countries, primarily Ireland and Germany. The results of operations of, and certain of our intercompany balances associated with, our internationally focused websites are exposed to foreign exchange rate fluctuations. Upon translation, net sales and other operating results from our international operations may differ materially from expectations, and we may record significant gains or losses on the re-measurement of intercompany balances. If the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions will result in increased net revenues and operating expenses. Similarly, our net revenues and operating expenses will decrease if the U.S. dollar strengthens against foreign currencies, for example, as a result of the ongoing sovereign debt crisis in Europe. As we have expanded our international operations, our exposure to exchange rate fluctuations has become more pronounced. We may enter into short-term currency forward contracts to offset the foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. The use of such hedging activities may not offset more than a portion of the adverse financial impact resulting from unfavorable movements in foreign exchange rates.

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

We periodically assess whether we will generate sufficient taxable income to realize our deferred income tax assets.  Valuation allowances are established if it is not likely that we will realize our deferred income tax assets. In making this determination, we consider all available positive and negative evidence and make certain assumptions. We consider, among other things, our deferred tax liabilities, the overall business environment, our historical financial results, and potential current and future tax planning strategies. We concluded during the third quarter of 2014 evaluation that we are required to maintain a valuation allowance against our net U.S. tax assets and certain foreign tax assets. Our assessment is ongoing and may conclude that we require additional valuation allowances in the future.  Any release of the valuation allowance would reduce income tax expense.

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

We sell products and services to consumers outside the United States and we intend to continue expanding our international presence. For the three months ended September 30, 2014, our sales to international consumers represented approximately 46.4% of our total sales. Continued expansion into international markets, particularly the European and Asia-Pacific regions, requires significant resources that we may fail to recover through generating additional revenue. Conducting business internationally is subject to risks that may have a material adverse effect on our ability to increase or maintain foreign sales, including:

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

As of September 30, 2014, we held $40.7 million of auction rate securities (ARS) at par value which we have recorded at $39.1 million fair value.  As of September 30, 2014 the ARS are 105–142% over-collateralized and the underlying student loans are guaranteed by the U.S. government.

Due to the illiquid market conditions, the fair value of our ARS is recorded at a discount to par value of $1.6 million, or 4.0%, as of September 30, 2014.  This reduction from par value is considered temporary and is recorded in “Accumulated other comprehensive income (loss)”.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding the Company’s stock repurchases during the three months ended September 30, 2014.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan (in millions)
July 1, 2014 - July 31, 2014	3,700	$13.88	3,700	$18.1
August 1, 2014 - August 31, 2014	-	$-	-	$18.1
September 1, 2014 - September 30, 2014	-	$-	-	$18.1
Total	3,700		3,700

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

Date:	October 31, 2014		DIGITAL RIVER, INC.

		By:	/s/ Stefan B. Schulz

Stefan B. Schulz
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER		DESCRIPTION OF DOCUMENTS

3.1	(1)	Amended and Restated Certificate of Incorporation, as amended, as currently in effect.
3.2	(2)	Amended and Restated Bylaws, as currently in effect.
4.1	(3)	Specimen of Common Stock Certificate.
4.2	(4)	Indenture dated as of September 1, 2004 between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the 2004 Note.
4.3	(5)	Indenture dated as of November 1, 2010, between Digital River, Inc. and Wells Fargo Bank, N.A. as trustee, including therein the form of the 2010 Note.
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial information from Digital River, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.*

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